Form 10-Q
period 2006-09-30
eHealth, Inc.
filed 2006-11-20
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-33071

(Commission File Number)

EHEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2357876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 EAST MIDDLEFIELD ROAD

MOUNTAIN VIEW, CALIFORNIA 94043

(Address of principal executive offices)

(650) 584-2700

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2006 was 21,744,912 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2005	September 30, 2006	Pro Forma Stockholders’ Equity at September 30, 2006
		(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,415	$12,641
Accounts receivable	128	801
Prepaid expenses and other current assets	908	1,197

Total current assets	10,451	14,639
Restricted investments	153	156
Property and equipment, net	2,761	3,842
Deferred initial public offering costs	1,391	3,875
Other non-current assets	409	438

Total assets	$15,165	$22,950

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,077	$1,186
Accrued compensation and benefits	3,009	2,813
Accrued marketing expenses	1,027	1,728
Deferred revenue	523	59
Other current liabilities	1,179	2,598

Total current liabilities	6,815	8,384
Other non-current liabilities	212	245

Commitments and contingencies

Convertible preferred stock	86,319	86,319	$—
Stockholders’ equity (deficit):
Common stock	5	5	16
Class A nonvoting common stock	—	—	—
Additional paid-in capital	1,983	2,689	88,997
Deferred stock-based compensation	(62)	(33)	(33)
Accumulated deficit	(80,132)	(74,700)	(74,700)
Accumulated other comprehensive income	25	41	41

Total stockholders’ equity (deficit)	(78,181)	(71,998)	$14,321

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$15,165	$22,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Commission	$10,726	$15,867	$29,766	$42,423
License and other	118	795	279	1,471

Total revenue	10,844	16,662	30,045	43,894
Operating costs and expenses:
Cost of revenue-sharing	163	411	441	894
Marketing and advertising (*)	4,967	5,798	12,978	15,804
Customer care and enrollment (*)	2,229	2,740	6,401	8,044
Technology and content (*)	2,091	2,668	5,916	7,321
General and administrative (*)	1,871	2,370	5,088	6,602

Total operating costs and expenses	11,321	13,987	30,824	38,665

Income (loss) from operations	(477)	2,675	(779)	5,229
Other income, net	49	145	142	357

Income (loss) before provision for income taxes	(428)	2,820	(637)	5,586
Provision for income taxes	—	82	—	154

Net income (loss)	$(428)	$2,738	$(637)	$5,432

Comprehensive income (loss):
Net income (loss)	$(428)	$2,738	$(637)	$5,432
Foreign currency translation adjustment	22	11	22	16

Total comprehensive income (loss)	$(406)	$2,749	$(615)	$5,448

Net income (loss) per share:
Basic – common stock	$(0.09)	$0.54	$(0.14)	$1.10
Basic – Class A nonvoting common stock	—	$0.54	—	$1.10
Diluted – common stock	$(0.09)	$0.14	$(0.14)	$0.28
Diluted – Class A nonvoting common stock	—	$0.14	—	$0.28
Pro forma – basic	$(0.03)	$0.17	$(0.04)	$0.34
Pro forma – diluted	$(0.03)	$0.14	$(0.04)	$0.28
Net income (loss):
Allocated to common stock	$(428)	$2,705	$(637)	$5,376
Allocated to Class A nonvoting common stock	—	33	—	56

Net income (loss)	$(428)	$2,738	$(637)	$5,432

Weighted-average number of shares used in per share amounts:
Basic – common stock	4,669	4,974	4,620	4,903
Basic – Class A nonvoting common stock	—	61	—	51
Diluted – common stock	4,669	19,334	4,620	19,158
Diluted – Class A nonvoting common stock	—	61	—	51
Pro forma – basic	15,625	15,937	15,576	15,865
Pro forma – diluted	15,625	19,371	15,576	19,192
___________
(*) Includes stock-based compensation as follows:
Marketing and advertising	$3	$21	$95	$32
Customer care and enrollment	1	13	4	27
Technology and content	18	60	44	148
General and administrative	8	50	18	89

Total	$30	$144	$161	$296

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Operating activities
Net income (loss)	$(428)	$2,738	$(637)	$5,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	305	422	877	1,116
Stock-based compensation expense	30	144	161	296
Deferred rent	(3)	46	171	40
Changes in operating assets and liabilities:
Accounts receivable	(45)	(496)	(40)	(673)
Prepaid expenses and other current assets	43	90	(81)	(224)
Other assets	(1)	(27)	15	(29)
Accounts payable	(17)	291	(52)	198
Accrued compensation and benefits	174	170	3	(192)
Accrued marketing expenses	540	124	698	701
Deferred revenue	37	(747)	218	(464)
Other current liabilities	(136)	47	179	292

Net cash provided by operating activities	499	2,802	1,512	6,493

Investing activities
Purchases of property and equipment	(467)	(1,321)	(1,078)	(1,738)
Changes in restricted cash	—	—	101	—
Changes in restricted investments	(1)	(1)	(2)	(3)

Net cash used in investing activities	(468)	(1,322)	(979)	(1,741)

Financing activities
Net proceeds from exercise of common stock options	281	61	337	439
Costs incurred in connection with initial public offering	(335)	(538)	(366)	(1,909)
Principal payments in connection with capital leases	(6)	(68)	(17)	(72)

Net cash used in financing activities	(60)	(545)	(46)	(1,542)

Effect of exchange rate changes on cash and cash equivalents	17	13	17	16

Net increase (decrease) in cash and cash equivalents	(12)	948	504	3,226
Cash and cash equivalents at beginning of period	9,223	11,693	8,707	9,415

Cash and cash equivalents at end of period	$9,211	$12,641	$9,211	$12,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Basis of Presentation

eHealth, Inc. and subsidiaries (“the Company,” “we” or “us”), offer Internet-based insurance agency services for individuals, families and small businesses in the United States. Our services enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Initial Public Offering—In October 2006, we completed an initial public offering (“IPO”) of our common stock in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price to the public of $14.00 per share. As a result of our IPO, we raised a total of $80.5 million in gross proceeds, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.7 million and before deducting estimated offering expenses. Upon the closing of our IPO, all outstanding shares of convertible preferred stock and Class A nonvoting common stock automatically converted into 10,955,744 and 36,603 shares of common stock, respectively. Immediately following the completion of our IPO, we had approximately 21.7 million shares of common stock outstanding. The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to September 30, 2006.

Deferred Initial Public Offering Costs—Deferred IPO costs totaled $1.4 million and $3.9 million at December 31, 2005 and September 30, 2006, respectively, and consisted of capitalized expenses that were specific incremental costs associated with our IPO. Upon completion of our IPO in October 2006, these costs were offset against the gross proceeds received in our IPO.

Reverse Stock Split—We effected a 1-for-2 reverse stock split of our outstanding common stock, convertible preferred stock and Class A nonvoting common stock on September 25, 2006. All share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of eHealth, Inc. and our wholly-owned subsidiaries, eHealthInsurance Services, Inc., eHealth China, Inc. and eHealth China (Xiamen) Technology Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited condensed consolidated balance sheet as of September 30, 2006 and the condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2005 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete annual financial statements. In our opinion, these unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our final Prospectus dated October 12, 2006 related to our IPO (the “Prospectus”) as filed with the Securities and Exchange Commission, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position at September 30, 2006 and results of operations and cash flows for the three and nine months ended September 30, 2005 and 2006. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or future year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Prospectus. The information as of December 31, 2005 is derived from such financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, the value of our common stock for the purpose of determining stock-based compensation, and income taxes, among others. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. We deposit our cash and cash equivalents in accounts with major banks and financial institutions and, at times, such investments may be in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. One customer represented 36%, or $289,000, of our total accounts receivable, net of allowances, as of September 30, 2006. The customer paid this balance in full during October 2006.

All revenue for all periods presented was generated from customers located solely in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Carrier A	17%	15%	18%	16%
Carrier B	14%	11%	15%	13%

Revenue Recognition—We recognize revenue for our services using the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), Revenue Recognition. SAB 104 states that revenue is recognized when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance policies that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance product for which we are entitled to receive compensation. Our compensation generally represents a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier and a carrier reports to us that it has approved an application submitted through our ecommerce platform. Our services are complete when a carrier has approved an application. Commissions are deemed fixed or determinable and collectibility is reasonably assured when commission amounts have been reported to us by a carrier. We recognize commission override revenue when reported to us by a carrier based on the actual attainment of predetermined target sales levels or other objectives as determined by the carrier.

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In rare instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second communication corroborating the amount reported in the first communication within ten business days. If the second corroborating communication is not received within ten business days, we recognize revenue in the period the second communication is received. We use the data in the commission statement to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures.

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The allowance for forfeitures totaled $236,000 and $329,000 at December 31, 2005 and September 30, 2006, respectively, and is included in other current liabilities in the accompanying condensed consolidated balance sheets.

We also evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of the insurance premiums from our transactions or the net amount earned as commissions. We are not obligated with respect to the insurance coverage sold through our ecommerce platform. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue—Deferred revenue consists of amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts, or amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. Deferred revenue at December 31, 2005 and September 30, 2006 was $523,000 and $59,000, respectively.

Included in deferred revenue at December 31, 2005 and June 30, 2006 were commission amounts reported and paid to us by a carrier that, effective January 2005, changed its basis for calculating and reporting commission amounts from a percentage of the premium it collected to a percentage of the premium it billed. Since this was the first carrier to calculate and report commission amounts on this basis, we initially did not have sufficient historical forfeiture experience to estimate and record an appropriate allowance for forfeitures as commission amounts were reported to us by the carrier. Accordingly, we deferred all commission amounts reported to us by the carrier in 2005 and during the first six months of 2006.

During the three months ended September 30, 2006, we determined that we had sufficient experience to estimate an allowance for forfeitures for this health insurance carrier. Accordingly, all amounts previously deferred for this carrier, which totaled $720,000 at June 30, 2006, were recognized as commission revenue during the three months ended September 30, 2006.

Segments—We operate in one business segment. See Note 8 for additional information regarding our segment.

Comprehensive Income (Loss)—In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss), including net income (loss), are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses). Our only element of other comprehensive income is attributable to foreign currency translation adjustments with our wholly-owned subsidiary in China. Statements of comprehensive income (loss) have been included within the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Income Taxes—We account for income taxes using the liability method as required by SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We recorded a provision for income taxes for the three and nine months ended September 30, 2006 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations. For the three and nine months ended September 30, 2005, we recorded no income tax expense due to our loss before provision for income taxes in those periods.

Recent Accounting Pronouncement—In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period in which it is adopted. The provisions of FIN 48 apply to all tax positions upon its adoption. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. We will be required to adopt FIN 48 on January 1, 2007. We are currently evaluating FIN 48, but do not expect it to have a material effect on our consolidated financial statements or results of operations.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing whether adoption of SFAS 157 will have an impact on our financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 – Unaudited Pro Forma Stockholders’ Equity (Deficit)

During September 2006, as permitted by our Amended and Restated Certificate of Incorporation, holders of more than two-thirds of the Series A, B and C convertible preferred stock consented to the automatic conversion of each share of Series A, B and C convertible preferred stock into common stock upon the closing of a firmly underwritten public offering of our common stock on or prior to February 28, 2007 pursuant to a registration statement on Form S-1 under the Securities and Exchange Act of 1933, as amended, at an offering price of not less than $8.00. In accordance with the original provisions of our Class A nonvoting common stock, a resolution was adopted by our board of directors on May 3, 2006, which required that each eight shares of Class A nonvoting common stock be automatically converted into one share of common stock upon the closing of a firmly underwritten public offering of our common stock pursuant to a registration statement on Form S-1 under the Securities and Exchange Act of 1933, as amended. Unaudited pro forma stockholders’ equity at September 30, 2006 reflected the assumed conversion of convertible preferred stock and Class A nonvoting common stock, based on the shares of convertible preferred stock and Class A nonvoting common stock outstanding at September 30, 2006. This conversion occurred during October 2006 upon the completion of our IPO.

Note 3 – Balance Sheet Accounts

Cash, Cash Equivalents and Investments

Cash and cash equivalents consisted of the following (in thousands):

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Cash and cash equivalents:
Cash	$1,582	$995
Money market funds	7,833	11,646

Total cash and cash equivalents	$9,415	$12,641

At December 31, 2005 and September 30, 2006, our investment portfolio, apart from certificates of deposit related to our restricted investments, consisted primarily of cash and money market funds, which are highly liquid in nature. Since the duration of these securities is short, the risk of fluctuations in market interest rates and yields is not significant.

We did not experience any significant realized gains or losses on our investments in the periods presented. Gross unrealized gains and losses at December 31, 2005 and September 30, 2006 were not material.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Computer equipment and software	$5,103	$7,009
Office equipment and furniture	407	530
Leasehold improvements	273	403

	5,783	7,942
Less accumulated depreciation and amortization	(3,022)	(4,100)

Property and equipment, net	$2,761	$3,842

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets under capital leases were included in the condensed consolidated balance sheets as follows (in thousands):

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Office equipment and furniture	$28	$416
Less accumulated depreciation	(9)	(30)

	19	386

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Professional fees	$731	$1,313
Other accrued expenses	448	1,285

Other current liabilities	$1,179	$2,598

Note 4 – Stock-Based Compensation

Prior to the adoption of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period.

We account for equity instruments issued to non-employees in accordance with SFAS 123, EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, and the FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, which is an interpretation of APB 25. All transactions in which equity instruments are issued in consideration for the receipt of goods or services are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Had compensation cost for all options granted to our employees under our stock-based compensation plans been determined based on the fair value method prescribed by SFAS 123, our net loss and net loss per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data, unaudited):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(428)	$(637)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	12	115
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(46)	(122)

Net loss, pro forma	$(462)	$(644)

Net loss per share:
As reported—basic and diluted	$(0.09)	$(0.14)
Pro forma—basic and diluted	$(0.10)	$(0.14)

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the above pro forma calculation, the fair value of each option granted during the three and nine months ended September 30, 2005 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions (unaudited):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected term	4.0 years	4.0 years
Dividend	—	—
Risk-free interest rate	4.20%	4.20%

All options granted during the three and nine months ended September 30, 2005 were granted with an exercise price equal to the fair value at the time of grant. The weighted-average fair value of options granted during the three and nine months ended September 30, 2005 was $1.09 and $0.92, respectively.

Adoption of SFAS 123R—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method. Stock-based compensation expense recognized during the three and nine months ended September 30, 2006 consisted of 1) stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which were calculated in accordance with APB 25, and 2) stock-based compensation for all stock-based awards granted on or after to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. Results for prior periods have not been restated. In anticipation of the adoption of SFAS 123R, we did not modify the terms of any previously granted stock options or restricted stock awards.

As a result of adopting SFAS 123R on January 1, 2006, our income from operations, income before provision for income taxes and net income for the three and nine months ended September 30, 2006 was $115,000 and $174,000 less, respectively, than if we had continued to account for share-based compensation under the recognition and measurement provisions of APB 25. For the three and nine months ended September 30, 2006, basic net income per share would have been $0.02 and $0.04 higher, respectively, and diluted net income per share would have been $0.00 and $0.01 higher, respectively, had we not adopted SFAS 123R. As required by SFAS 123R, we are recognizing stock-based compensation expense only for those equity awards expected to vest.

At September 30, 2006, total unrecognized stock-based compensation cost related to stock options and restricted stock awards granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $1.9 million, net of estimated forfeitures of approximately $204,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Net cash proceeds from the exercise of stock options were $61,000 and $439,000 for the three and nine months ended September 30, 2006, respectively. No income tax benefits were realized from stock option exercises during the three or nine months ended September 30, 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

We estimate the fair value of stock options granted using the Black-Scholes-Merton pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The weighted-average expected term for stock options granted during the three and nine months ended September 30, 2006 were calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility and forfeiture rates used as inputs to the model based on an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility and forfeiture data for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through September 30, 2006, we had not declared or paid any cash dividends. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options and restricted stock awards granted to employees for the three and nine months ended September 30, 2006 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term	6.1 years	6.1 years
Expected volatility	65.58%	65.58%
Expected dividend yield	—	—
Risk-free interest rate	4.90%	4.90%
Estimated forfeitures	5.00%	5.00%
Weighted-average fair value	$8.33	$8.14

Note 5 – Stockholders’ Equity (Deficit)

Shares Reserved—Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Convertible preferred stock:
Issued and outstanding (including antidilution provision for Series B convertible preferred stock)	10,956	10,956
Common stock:
Stock options issued and outstanding	5,387	5,360
Stock options available for future grants	312	141
Class A nonvoting common stock:
Issued and outstanding	32	37
Stock awards available for future grants	68	63

	16,755	16,557

See Note 1 for additional information regarding common stock outstanding following the completion of our IPO.

2006 Equity Incentive Plan—Our 2006 Equity Incentive Plan (the “2006 Plan”) was adopted by our board of directors in April 2006 and approved by our stockholders in May 2006. The 2006 Plan became effective in October 2006 upon the effective date of the registration statement related to our IPO. We have reserved 2,000,000 shares of our common stock for issuance under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant or award under the 2006 Plan. In addition, on January 1 of each year, starting in 2007, the number of shares reserved under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. Employees, non-employee members of our board of directors and consultants of our company and our subsidiaries are eligible to participate in our 2006 Plan. As of September 30, 2006, no awards had been granted under the 2006 Plan.

1998 and 2005 Stock Plans—We maintain the 1998 Stock Plan and the 2005 Stock Plan, under which we previously granted options to purchase shares of our common stock and restricted common stock. The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional awards upon the effective date of the registration statement related to our IPO in October 2006, although we will continue to issue shares of common stock upon the exercise of stock options granted under each plan.

Our stock options and restricted stock grants under the 1998 and 2005 Stock Plans and the 2006 Plan (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options generally expire after ten years from the date of grant.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share data):

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2005	312	5,387	$3.05
Granted—exercise price equal to fair value (unaudited)	(269)	269	$12.71
Exercised (unaudited)	—	(198)	$2.22
Cancelled (unaudited)	98	(98)	$7.97

Balance at September 30, 2006 (unaudited)	141	5,360	$3.47	6.29	$51,068

Vested and expected to vest at September 30, 2006 (unaudited)		5,261	$3.37	6.26	$50,676
Exercisable at September 30, 2006 (unaudited)		3,930	$1.76	5.35	$44,155

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of our common stock at September 30, 2006 for the 5.3 million options that were in-the-money at September 30, 2006. Total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $322,000 and $1.6 million, respectively. Total fair value of stock options accounted for under SFAS 123R, which vested during the three and nine months ended September 30, 2006 was zero. The per share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2006 was $8.33 and $8.14, respectively.

During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense totaling $110,000 and $166,000, respectively, related to stock options granted to employees and accounted for in accordance with the provisions of SFAS 123R. At September 30, 2006, total unrecognized stock-based compensation cost related to stock options granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $1.8 million, net of estimated forfeitures of approximately $196,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The following tables summarize information about stock options outstanding as of September 30, 2006 (in thousands, except per share data and lives, unaudited):

	Outstanding and Exercisable		Vested
Exercise Price	Number of Options	Weighted- Average Remaining contractual Life (in years)	Number of Options Vested	Weighted- Average Exercise Price
$0.50	162	2.92	162	$0.50
$1.00	1,246	4.55	1,246	$1.00
$2.00	2,517	5.80	2,353	$2.00
$4.00	128	7.71	77	$4.00
$5.00	65	8.23	29	$5.00
$6.50	116	8.69	41	$6.50
$8.00	74	8.96	19	$8.00
$8.30	257	9.09	3	$8.30
$8.80	555	9.21	—	$8.80
$9.70	19	9.34	—	$9.70
$12.90	137	9.59	—	$12.90
$13.00	84	9.84	—	$13.00

$3.47	5,360	6.29	3,930	$1.76

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Stock Plan for eHealth China—During November 2004, our board of directors adopted the 2004 Stock Plan for eHealth China, Inc. (the “eHealth China Plan”) for the issuance of shares of Class A nonvoting common stock. The eHealth China Plan was terminated with respect to the grant of additional shares upon the effective date of the 2006 Plan in October 2006. Shares of restricted Class A nonvoting common stock previously issued under the eHealth China Plan converted into common stock in connection with our IPO. Shares issued under the eHealth China Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter.

The following table summarizes activity under the eHealth China Plan (in thousands):

Shares Available for Grant
Balance at December 31, 2005	543
Granted—stock awards (unaudited)	(57)
Cancelled—stock awards (unaudited)	21

Balance at September 30, 2006 (unaudited)	507

Due to uncertainty of the events that would have triggered a conversion of Class A nonvoting common stock into common stock, we account for awards granted under the eHealth China Plan prior to January 1, 2006 as variable awards. Under this method, we record no deferred stock-based compensation, but measure and record stock-based compensation expense based on the fair value of the underlying Class A nonvoting common stock at the end of each reporting period within the vesting periods. During the three and nine months ended September 30, 2006, we recorded approximately $19,000 and $93,000, respectively, and during the three and nine months ended September 30, 2005, we recorded approximately $14,000 and $33,000, respectively, of stock-based compensation expense related to these awards.

We account for Class A nonvoting common stock awards granted subsequent to January 1, 2006 in accordance with the provisions of SFAS 123R. During the three and nine months ended September 30, 2006, we recorded approximately $5,000 and $8,000, respectively, of stock-based compensation expense related to these awards. As of September 30, 2006, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the eHealth China Plan and accounted for under SFAS 123R was approximately $72,000, net of estimated forfeitures of approximately $8,000. This cost will be recognized over a weighted-average period of 3.5 years.

All outstanding shares of Class A nonvoting common stock automatically converted into shares of common stock upon the closing of our IPO in October 2006. Restricted stock activity under the Stock Plans and the eHealth China Plan (as converted) is as follows for the nine months ended September 30, 2006 (in thousands, except per share data):

Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2005	32	$5.89
Awarded (unaudited)	7	$12.49
Vested (unaudited)	(6)	$4.62
Forfeited (unaudited)	(3)	$6.32

Outstanding at September 30, 2006 (unaudited)	30	$7.66

Note 6 – Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock and Class A nonvoting common stock outstanding during the period, excluding shares subject to repurchase or forfeiture. Since our common stock and Class A nonvoting common stock are both participating securities as defined in SFAS No. 128, Earnings Per Share, diluted net income (loss) per share is presented using the two-class method and gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock, common stock

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options and warrants, preferred stock warrants, and common stock and Class A nonvoting common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Actual:
Basic:
Numerator:
Net income (loss) allocated to common stock	$(428)	$2,705	$(637)	$5,376
Net income (loss) allocated to Class A nonvoting common stock	—	33	—	56

	$(428)	$2,738	$(637)	$5,432

Denominator:
Weighted average number of common stock shares	4,669	4,974	4,620	4,903
Weighted average number of Class A nonvoting common stock shares	—	61	—	51
Net income (loss) per share—basic:
Common stock	(0.09)	0.54	(0.14)	1.10
Class A nonvoting common stock	—	0.54	—	1.10
Diluted:
Numerator:
Net income (loss) allocated to common stock	$(428)	$2,705	$(637)	$5,376
Net income (loss) allocated to Class A nonvoting common stock	—	33	—	56

	$(428)	$2,738	$(637)	$5,432

Denominator:
Weighted average number of common stock shares	4,669	4,975	4,620	4,905
Weighted average number of options outstanding	—	3,403	—	3,297
Weighted average number of assumed issuable shares of common stock upon conversion of convertible preferred stock	—	10,956	—	10,956

Total common stock shares used in per share calculation	4,669	19,334	4,620	19,158

Weighted average number of Class A nonvoting common stock shares	—	61	—	51
Net income (loss) per share—diluted:
Common stock	$(0.09)	$0.14	$(0.14)	$0.28
Class A nonvoting common stock	—	$0.14	—	$0.28

For each of the three and nine-month periods ended September 30, 2005 and 2006, we had securities outstanding that could potentially dilute basic earnings per share, but the incremental shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of weighted-average outstanding securities excluded from the computation of basic and diluted net income (loss) per share consisted of the following (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Outstanding options	2,923	217	2,756	116
Outstanding common stock warrants	9	—	8	—
Restricted common stock awards subject to forfeiture	6	—	7	—
Assumed issuable shares of common stock upon conversion of Class A nonvoting common stock, subject to forfeiture (on an as-converted basis)	23	—	23	—
Assumed issuable shares of common stock upon conversion of convertible preferred stock	10,956	—	10,956	—

Total	13,917	217	13,750	116

The following table sets forth the pro forma computation of basic and diluted net income (loss) per share assuming all shares of convertible preferred stock and Class A nonvoting common stock were converted into shares of common stock (in thousands, except per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Pro forma:
Basic:
Numerator:
Net income (loss)	$(428)	$2,738	$(637)	$5,432

Denominator—basic:
Weighted average number of common stock shares	4,669	4,974	4,620	4,903
Pro forma adjustment to reflect assumed weighted effect of conversion of convertible preferred stock	10,956	10,956	10,956	10,956
Pro forma adjustment to reflect assumed weighted effect of conversion of Class A nonvoting common stock	—	7	—	6

Total common stock shares used in per share calculation	15,625	15,937	15,576	15,865

Denominator—diluted:
Weighted average number of common stock shares	4,669	4,975	4,620	4,905
Pro forma adjustment to reflect assumed weighted effect of conversion of convertible preferred stock	10,956	10,956	10,956	10,956
Pro forma adjustment to reflect assumed weighted effect of conversion of Class A nonvoting common stock	—	37	—	34
Weighted average number of options outstanding	—	3,403	—	3,297

Total common stock shares used in per share calculation	15,625	19,371	15,576	19,192

Pro forma net income (loss) per share:
Basic	$(0.03)	$0.17	$(0.04)	$0.34
Diluted	$(0.03)	$0.14	$(0.04)	$0.28

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Commitments and Contingencies

Leases—In August 2004, we entered into a lease agreement for our headquarters building in Mountain View, California. This facility is leased under a non-cancellable lease that expires in 2009, with a renewal option at fair market value for an additional five-year period. In December 2004, we moved our customer care center from Folsom, California to Gold River, California and entered into a non-cancellable sixty-five month lease which expires in 2010. In June 2006, we entered into a non-cancellable office lease for our subsidiary in China. The lease, which commenced in June 2006, is for a term of one year and automatically renews for one-year periods, up to a total term of five years. During June 2006, we also entered into a non-cancellable lease for our server co-location center in San Jose, California. The lease, which commenced in August 2006, is for a term of three years. In September 2006, we entered into a non-cancellable office lease for an additional facility in Mountain View, California. The lease is expected to commence in late November 2006 and is for a term of three years. We also lease other facilities in the United States under non-cancellable operating leases that range in terms up to one year. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in January 2009.

Total rent expense under all operating leases was approximately $528,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively, and was $401,000 and $1.2 million for the three and nine months ended September 30, 2005, respectively.

As of September 30, 2006, we had a capital lease obligation related to office equipment, which expires in December 2007. During the three months ended September 30, 2006, we entered into a second capital lease obligation for computer equipment related to our new server co-location center, which expires in July 2007.

Future minimum lease payments under non-cancellable operating and capital leases at September 30, 2006 were as follows (in thousands, unaudited):

Year ending December 31,	Operating Lease Obligations	Capital Lease Obligations
2006 (3 months)	$388	$109
2007	1,939	263
2008	1,977	—
2009	1,482	—
2010	384	—
Thereafter	30	—

Total minimum lease payments	$6,200	372

Less amount representing interest		(16)

Present value of net minimum lease payments		356
Current portion		347

		$9

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service Agreements—In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $115,000. As of September 30, 2006, future payment commitments for services provided in connection with these agreements were as follows (in thousands, unaudited):

Year ending December 31,	Service Obligations
2006 (3 months)	$39
2007	290
2008	325
2009	250

Total	$904

Legal Proceedings—On September 20, 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington in connection with our publication of a report in July 2006 entitled “The Most Affordable Cities for Children’s and Family Health Insurance.” The Office of the Insurance Commissioner of the State of Washington contends that the report is advertising and that our alleged mischaracterization of the affordability of individual health insurance in Spokane, Washington caused a violation of various Washington laws governing advertising, including prohibitions against false and misleading advertising, in the conduct of insurance business. It also contends that we allegedly published on our website one or more out of date premium rates for insurance in Washington. In general terms, the order requires us to cease and desist from further publication, distribution or republication of the report and from granting permission to republish, or assisting in the republication of, the report. It also requires us to cease publishing insurance rates that are not verified to be correct and current. In addition, the Office of Insurance Commissioner of the State of Washington has orally informed us that it currently intends to issue an order that may attempt to require us to make certain admissions relating to various facts and pay a fine, and that it may further attempt to require us to develop a plan to comply with the various orders. We are able to challenge the orders of the Office of the Insurance Commissioner of the State of Washington described above and are in the process of reviewing and investigating that possibility, as we believe we have meritorious defenses.

We have also received inquiries relating to the circumstances described above from the Arkansas Insurance Department and the Colorado Division of Insurance and may receive similar inquiries from other jurisdictions. If we are found to have violated laws or regulations in the state of Washington or in other states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states. For instance, assuming the Office of the Insurance Commissioner of the State of Washington attempts to impose a fine based on the violations alleged in the cease and desist order, the relevant law provides that the fine shall be an amount up to one thousand dollars for each offense. If the Arkansas Insurance Department were to attempt to impose a fine on us for violating the statute it refers to in its inquiry letter, the penalty is up to one thousand dollars for each act or violation, not to exceed a penalty of ten thousand dollars in the aggregate, unless the violator knew or reasonably should have known of the violation, in which case the penalty under the statute is up to five thousand dollars for each act or violation, not to exceed a penalty of fifty thousand dollars in the aggregate. If we are subject to fines and penalties or our license to sell insurance is revoked or suspended in any state, our business and financial results would be harmed. We would also be harmed to the extent that publicity concerning these reports and inquiries damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves in these or related proceedings regardless of the outcome. We cannot estimate the range of loss or financial impact of these matters, if any, at this time given their early stage.

We have received and may continue to receive inquiries from state regulators relating to various matters from time to time in the ordinary course of our business. We may also become involved in litigation in the future in the ordinary course of our business.

Guarantees and Indemnifications—We have agreed to indemnify our directors and officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request, as such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, have a director and officer insurance policy that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2005 or September 30, 2006.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 8 – Segment and Geographic Information

Operating Segments—SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of the Company. Our chief operating decision maker is considered to be our chief executive officer (“CEO”). Our CEO reviews our financial information presented on a consolidated basis in a manner substantially similar to the accompanying condensed consolidated financial statements. Therefore, we have concluded that we operate in one segment, and accordingly we have provided only the required enterprise-wide disclosures.

Geographic Information—We generate revenue solely in the United States. Our long-lived assets consist primarily of property and equipment and deferred initial public offering costs, and are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
United States	$4,272	$7,737
China	289	418

Total	$4,561	$8,155

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning expectations regarding opportunity to expand our share of the individual, family and small business health insurance markets and increase our revenue, online adoption as a primary driver of our revenue, our direct marketing channel as our most cost-effective channel, fluctuation in the cost of acquiring new members, increases in marketing and advertising expenses, growth in customer care and enrollment expenses, increases in technology and content expenses, use of the proceeds from our initial public offering, commission revenue increasing as a result of an increase in spending on our marketing initiatives and a corresponding growth in our membership base, licensing and other revenue increasing as we pursue carrier sponsorship opportunities, exploration of new marketing initiatives, increases in general and administrative expenses, increases in other income, net, factors that will effect our future effective income tax rate, increases in capital expenditures, our expected growth, sufficiency of cash generated from our operations and our current cash, cash equivalents and investments, exposure to fluctuation in foreign currency exchange rates, the success of defenses in connection with legal proceedings, factors that will affect our future success and growth, factors that will impact the successful promotion of our brand, factors that could influence the rate at which we convert consumers visiting our ecommerce platform into members, factors that could influence the success of our relationship with our marketing partners, plans to expand our Chinese operations, the date of completion of implementation of our commission accounting system, challenges relating to expansion into foreign countries, the timing of the move of our data center operations and changes in data center infrastructure and state adoption of guaranteed issue requirements as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our final Prospectus dated October 12, 2006 and filed with the Securities and Exchange Commission, and the consolidated financial statements and notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are the leading online source of health insurance for individuals, families and small businesses. Our ecommerce platform enables individuals, families and small businesses to research, analyze, compare and purchase health insurance products that best meet their needs. Our technology also enables us to communicate electronically with our insurance carrier partners and process consumers’ health insurance applications online. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

Since our incorporation in November 1997, we have spent approximately $53 million on technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 150 health insurance carriers, enabling us to offer more than 5,000 health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

Our financial model is characterized by recurring revenue, an average member life that exceeds two years and health insurance pricing that is set by each health insurance carrier and approved by state regulators. We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. We typically receive commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to negotiation or discounting of prices by health insurance carriers or our competitors.

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 95.2% and 96.6% of our total revenue for the three and nine months ended September 30, 2006, respectively, and represented 98.9% and 99.1% of our total revenue for the three and nine months ended September 30, 2005, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and, to a lesser extent, licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual, family and small business health insurance markets and corresponding growth in our membership. We estimate that as of September 30, 2006 we had approximately 363,000 members compared to an estimated 258,300 members at September 30, 2005. We define a member as an individual currently covered by an insurance product for which we are entitled to receive compensation.

We believe that there is significant opportunity to expand our share of the individual, family and small business health insurance markets and thereby increase our revenue. For example, we estimate our share of the individual and family health insurance market as of December 31, 2005 represented less than 2% of the total market of 17 million individuals in the United States who directly purchased their health insurance coverage. Historically, our revenue and business have been more significantly affected by the rate of growth in the number of consumers using the Internet to research and purchase health insurance than by the rate at which the health insurance industry has grown. We expect that the rate of online adoption will continue to be a primary driver of our revenue.

Our commission revenue generally represents a percentage of the insurance premium a member has paid to his or her insurance carrier and, to a lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay us our commissions monthly, after they receive the premium payment from the member. We continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our revenue is recurring in nature and grows in correlation with the growth we experience in our membership base. At the beginning of an accounting period, we have visibility with respect to the majority of our revenue for that accounting period since revenue for that accounting period is primarily attributable to policies previously purchased by our members.

We recognize commission revenue when the commission is reported to us by a carrier, which occurs through our receipt of a cash payment and a commission statement. We report commission revenue net of an allowance for future forfeiture amounts payable to our carriers due to policy cancellations. Commission override payments, which are recognized on the same basis as premium commissions, are generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override payments.

Revenue attributable to individual and family product offerings in the nine months ended September 30, 2006 and 2005 represented 79% and 80% of our total revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Member Acquisition

An important factor in our revenue growth is the growth of our member base. Our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners and online advertising. Our marketing initiatives are designed to attract consumers to complete an online application for health insurance on our ecommerce platform. Applications submitted on our website for individual and family health insurance products increased 33% to approximately 78,200 applications during the three months ended September 30, 2006 from approximately 59,000 applications during the three months ended September 30, 2005. During the three months ended September 30, 2006, we were notified by health insurance carriers that they approved for coverage approximately 102,400 new members that were included on applications submitted on our website, of which approximately 68,000 were approved for individual and family insurance products. During the three months ended September 30, 2005, we were notified by health insurance carriers that they approved for coverage approximately 68,800 new members that were included on applications submitted on our website, of which approximately 44,800 were approved for individual and family insurance products.

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on major Internet search engines and directories. For both the three months ended September 30, 2006 and 2005, applications submitted through us for individual and family health insurance products from our direct channel constituted approximately 39% of all individual and family health insurance applications submitted on our website. We expect our direct channel will continue to be our most cost-effective channel.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding joint marketing programs with existing partners and adding new partners to our network. For the three months ended September 30, 2006 and 2005, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 34% and 35%, respectively, of all individual and family health insurance applications submitted on our website. Our marketing partner channel is the primary driver of our small business member acquisition.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from leading search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. For the three months ended September 30, 2006 and 2005, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 27% and 26%, respectively, of all individual and family health insurance applications submitted on our website.

Operating Costs and Expenses

Cost of Revenue-Sharing

Cost of revenue-sharing consists primarily of payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, these marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising channels, in addition to compensation and other expenses related to marketing, business development, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of print advertising, direct mail, email and other activities that drive consumers directly to our website.

We generally compensate our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses generally have increased or decreased in conjunction with these seasonal patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, we could incur expenses in excess of the amounts we had planned in periods of rapid growth in the volume of submitted applications from marketing partner referrals. Accordingly, an unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement. We actively manage our paid keyword search advertising expense, taking into account the anticipated return from referrals. We also take into account the productivity and relative cost of paid keyword search as compared to other marketing channels and the anticipated lifetime revenue from members acquired, to control the amount of expense incurred during a given period.

We believe the cost of acquiring new members will continue to fluctuate based upon the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing including keywords purchased by us, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, fluctuations in the percentage of consumers referred to our website who submit health insurance applications and the level of personnel costs required to manage our marketing and advertising programs.

Customer Care and Enrollment

Customer care and enrollment expenses consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to grow in future periods.

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly-owned subsidiary in China, where technology development costs are generally lower. Our technology and content expenses incurred in China totaled $0.7 million and $0.5 million during the nine month periods ended September 30, 2006 and 2005, respectively. We expect our technology and content expenses to increase at a faster rate in 2006 than in the prior two years due to our increased focus on technology development, including the enhancement of our ecommerce platform.

General and Administrative

General and administrative expenses consist primarily of compensation and related expenses for staff working in our finance, legal, human resources, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting. We expect our general and administrative expenses to continue to increase for the remainder of 2006 due to the increased costs associated with operating as a public company and the costs necessary to support the expected growth in our business.

Initial Public Offering

In October 2006, we completed an initial public offering in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at an issuance price to the public of $14.00 per share. We raised approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.7 million and before deducting estimated offering expenses. We currently have no specific plans for the use of the net proceeds of this offering although we anticipate that we will use the net proceeds for working capital and other general corporate purposes, including the funding of our marketing activities and the costs of operating as a public company, as well as further investment in the development of our proprietary technologies. We may use a portion of the net proceeds for the acquisition of businesses, products and technologies that we believe are complementary to our own. Pending this use, we are in the process of investing the net proceeds in short-term, interest-bearing, investment-grade securities.

Key Financial Results

The following is a summary of selected key financial results for the three and nine months ended September 30, 2006 as compared to the same periods in 2005:

•	Total revenues increased 54% to $16.7 million for the three months ended September 30, 2006 from $10.8 million for the three months ended September 30, 2005, and increased 46% to $43.9 million for the nine months ended September 30, 2006 from $30.0 million for the nine months ended September 30, 2005.

•	Total revenues for the three and nine months ended September 30, 2006 included $0.7 million of revenue that had accumulated during 2005 and the first six months of 2006 and was deferred as of June 30, 2006.

•	Total operating costs and expenses increased 24% to $14.0 million for the three months ended September 30, 2006 from $11.3 million for the three months ended September 30, 2005, and increased 25% to $38.7 million for the nine months ended September 30, 2006 from $30.8 million for the nine months ended September 30, 2005.

•	Net income was $2.7 million for the three months ended September 30, 2006 compared to a net loss of $0.4 million for the three months ended September 30, 2005, and net income was $5.4 million for the nine months ended September 30, 2006 compared to a net loss of $0.6 million for the nine months ended September 30, 2005.

•	Cash flows from operations increased 462% to $2.8 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005, and increased 329% to $6.5 million for the nine months ended September 30, 2006 from $1.5 million for the nine months ended September 30, 2005.

•	Cash and cash equivalents increased $3.2 million to $12.6 million as of September 30, 2006, from $9.4 million as of December 31, 2005.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, fair value of our common stock for the purpose of determining stock-based compensation and income taxes, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We use the data in the commission statements to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures. We are not obligated with respect to the insurance coverage sold through our ecommerce platform. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

We rely on health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenues, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from our carriers by comparing such data to the database we maintain on our members. We have not historically experienced material inaccuracies in amounts reported to us by our carriers. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because the majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. This results in our having to identify underpayment or non-payment of commissions on a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us. To date, we have not had disputes of any significance with our carriers related to reported commissions. To the extent that carriers understate or fail to report the amount of commissions due to us, we will not collect and recognize revenue to which we are entitled which, if material in amount, would adversely affect our operating results and financial condition.

Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenues for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no significant changes in our average forfeiture rates or reporting time lag during both the nine-month periods ended September 30, 2006 and 2005. The allowance for forfeitures totaled $0.2 million and $0.3 million at December 31, 2005 and at September 30, 2006, respectively.

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted on or after January 1, 2006, and to awards modified, repurchased or cancelled on or after January 1, 2006. In anticipation of the adoption of SFAS 123R, we did not modify the terms of any previously granted stock options or restricted stock awards.

During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense totaling $115,000 and $174,000, respectively, related to stock options and restricted stock awards granted to employees and accounted for in accordance with the provisions of SFAS 123R. At September 30, 2006, total unrecognized stock-based compensation cost related to stock options and restricted stock awards granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $1.9 million, net of estimated forfeitures of approximately $0.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2006 consisted of stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which was calculated in accordance with APB 25, and stock-based compensation for all stock-based awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. The adoption of SFAS 123R will result in higher amounts of stock-based compensation expense in the future for awards granted after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB 25. The grant date fair value was determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility and forfeiture rates used as inputs to the model based on an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility and forfeiture data for these companies. We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based awards on a prospective basis, and incorporating these factors into the model.

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, restricted common stock and Class A nonvoting common stock, and preferred and common stock warrants, requires judgment by management on a number of assumptions. Changes in key assumptions will significantly impact the valuation of such instruments. Because there had been no public market for our stock prior to our IPO in October 2006, our board of directors determined the fair value of our common stock based upon internal valuation analyses prepared by management, which considered sales of our common stock to unrelated independent third parties. Beginning in the second quarter of 2005, our board of directors determined the fair value of our common stock using contemporaneous valuations by an unaffiliated valuation specialist, Financial Strategies Consulting Group, LLC. The contemporaneous valuations used the probability-weighted expected return method.

Determining the fair value of our common stock requires us to make complex and subjective judgments involving estimates of revenues, earnings, assumed market growth rates and estimated costs as well as appropriate probabilities of future events and discount rates. These estimates are consistent with the plans and estimates that we use to manage our business. There is inherent uncertainty in making these estimates.

The intrinsic value of outstanding vested and unvested stock options at September 30, 2006, was $56.4 million based on the initial public offering price of $14.00 per share. The intrinsic value of options outstanding does not impact the amount of stock-based compensation expense to be recorded in future periods. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted.

Accounting for Income Taxes

We account for income taxes using the liability method as required by SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Currently, we have a full valuation allowance for our net deferred tax assets as we have determined that it is more likely than not that we would not realize those assets due to our history of losses. To the extent we conclude that future taxable income and ongoing tax planning strategies warrant the release of all or a portion of the valuation allowance, an adjustment to the deferred tax asset would result in significant income tax benefit in such period.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. We currently expect our effective tax rate for 2006 to be substantially lower than the statutory federal rate primarily due to our utilization of net operating loss credit carryforwards, which totaled $73.6 million for federal income tax purposes and $43.2 million for state income tax purposes at December 31, 2005. However, the net operating loss credit carryforwards do not reduce to zero our expected tax rate for 2006 due to alternative minimum taxes that we estimate we will owe for both federal and state income tax purposes. Future changes in various factors such as federal and state income tax rates, potential limitations on the use of our federal and state net operating loss credit carryforwards and changes in our valuation allowance would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record in future periods.

Results of Operations

The following table sets forth our operating results for the three and nine months ended September 30, 2005 and 2006 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Commission	$10,726	$15,867	$29,766	$42,423
License and other	118	795	279	1,471

Total revenue	10,844	16,662	30,045	43,894
Operating costs and expenses:
Cost of revenue-sharing	163	411	441	894
Marketing and advertising	4,967	5,798	12,978	15,804
Customer care and enrollment	2,229	2,740	6,401	8,044
Technology and content	2,091	2,668	5,916	7,321
General and administrative	1,871	2,370	5,088	6,602

Total operating costs and expenses	11,321	13,987	30,824	38,665

Income (loss) from operations	(477)	2,675	(779)	5,229
Other income, net	49	145	142	357
Income (loss) before provision for income taxes	(428)	2,820	(637)	5,586
Provision for income taxes	—	82	—	154

Net income (loss)	$(428)	$2,738	$(637)	$5,432

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Marketing and advertising	$3	$21	$95	$32
Customer care and enrollment	1	13	4	27
Technology and content	18	60	44	148
General and administrative	8	50	18	89

Total	$30	$144	$161	$296

The following table sets forth our operating results as a percentage of total revenue for the three and nine months ended September 30, 2005 and 2006 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Commission	98.9%	95.2%	99.1%	96.6%
License and other	1.1	4.8	0.9	3.4

Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenue-sharing	1.5	2.5	1.5	2.0
Marketing and advertising	45.8	34.8	43.2	36.0
Customer care and enrollment	20.6	16.4	21.3	18.3
Technology and content	19.3	16.0	19.7	16.7
General and administrative	17.2	14.2	16.9	15.1

Total operating costs and expenses	104.4	83.9	102.6	88.1

Income (loss) from operations	(4.4)	16.1	(2.6)	11.9
Other income, net	0.5	0.8	0.5	0.8

Income (loss) before provision for income taxes	(3.9)	16.9	(2.1)	12.7
Provision for income taxes	—	0.5	—	0.3

Net income (loss)	(3.9)%	16.4%	(2.1)%	12.4%

Three and Nine Months Ended September 30, 2005 and 2006

Revenue

The following table presents our commission, license and other and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
Commission	$10,726	$15,867	$5,141	48%	$29,766	$42,423	$12,657	43%
Percentage of total revenue	99%	95%			99%	97%
Licensing and other	$118	$795	$677	574%	$279	$1,471	$1,192	427%
Percentage of total revenue	1%	5%			1%	3%
Total revenue	$10,844	$16,662	$5,818	54%	$30,045	$43,894	$13,849	46%

Total revenue increased $5.8 million, or 54%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to an increase in our membership. Our estimated membership increased approximately 41% to 363,000 at September 30, 2006 from 258,300 at September 30, 2005. Additionally, during the three month period ended September 30, 2006, we recorded $0.7 million of revenue related to commissions previously reported and paid to us by a carrier and that met our revenue recognition criteria during the quarter ended September 30, 2006. This amount related to a carrier that, effective January 2005, changed its basis for calculating and reporting commission amounts from a percentage of the premium it collected to a percentage of the premium it billed. Since this was the first carrier to calculate and report commission amounts on this basis, we did not have sufficient historical forfeiture experience to estimate and record an appropriate allowance for forfeitures as commission amounts were reported to us by the carrier. Accordingly, all commission amounts reported to us by the carrier in 2005 and during the six months ended June 30, 2006 were deferred. During the three months ended September 30, 2006, we received sufficient information to estimate an allowance for forfeitures, and thus, the criteria necessary to recognize the entire accumulated deferred revenue balance for this carrier, net of an allowance for forfeitures, was met. Also included in commission revenue for the three months ended September 30, 2006 was $0.2 million of commission revenue we recognized from certain small business members who have been transferred to us by a partner with whom we share a percentage of the ongoing commissions we receive on these transferred policies. We expect these transfers to continue to occur through the end of 2006 and into 2007, although at a slower rate than we have previously experienced. Licensing and other revenue increased $0.7 million during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to additional carrier sponsorships on our website and, to a lesser extent, new licensing arrangements related to our technology. Revenue per average estimated member (calculated as total revenue recognized from all sources during the period divided by average estimated membership for the period) increased 12% to $48 for the three months ended September 30, 2006, from $43 for the three months ended September 30, 2005.

Total revenue increased $13.8 million, or 46%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to the increase in our membership. Additionally, as discussed above, we recorded $0.7 million of revenue related to commissions previously reported and paid to us by a carrier and that met our revenue recognition criteria during the quarter ended September 30, 2006. Also included in commission revenue for the nine months ended September 30, 2006 was $0.4 million of commission revenue we recognized from certain small business members who have been transferred to us by a partner with whom we share a percentage of the ongoing commissions we receive on these transferred policies. Licensing and other revenue increased by $1.2 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to additional carrier sponsorships on our website and, to a lesser extent, new licensing arrangements related to our technology.

All revenue for all periods presented was generated from customers located in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Carrier A	17%	15%	18%	16%
Carrier B	14%	11%	15%	13%

We expect commission revenue to increase in absolute dollars as a result of growth in our membership base and our continued spending on our marketing initiatives. We expect licensing and other revenue to increase in absolute dollars and as a percentage of total revenue in the future as we pursue additional carrier sponsorship and technology licensing opportunities.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
Cost of revenue-sharing	$163	$411	$248	152%	$441	$894	$453	103%
Percentage of total revenue	2%	3%			1%	2%

Cost of revenue-sharing increased $0.2 million, or 152%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing for the three months ended September 30, 2006 was $0.1 million of revenue-sharing expense related to commission revenue we recognized during the quarter associated with a partner who is in the process of transferring certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. We expect these transfers of small business members to continue to occur through the end of 2006 and into 2007, although at a slower rate than we have previously experienced. Cost of revenue-sharing increased to 3% of total revenue during the three months ended September 30, 2006 from 2% during the three months ended September 30, 2005.

Cost of revenue-sharing increased $0.5 million, or 103%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing for the nine months ended September 30, 2006 was $0.2 million of revenue-sharing expense related to commission revenue we recognized during the period associated with the partner who is in the process of transferring certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. Cost of revenue-sharing increased to 2% of total revenue during the nine months ended September 30, 2006 from 1% during the nine months ended September 30, 2005.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
Marketing and advertising	$4,967	$5,798	$831	17%	$12,978	$15,804	$2,826	22%
Percentage of total revenue	46%	35%			43%	36%

An important factor in our revenue growth is the growth of our member base. Our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners and online advertising. Our marketing initiatives are designed to attract consumers to complete an online application for health insurance on our ecommerce platform.

Marketing and advertising expenses increased by $0.8 million, or 17%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This was primarily due to a $0.7 million increase in marketing partner channel expenses. Additionally, online advertising expenses increased $0.3 million due to an increase in paid keyword search costs on leading Internet search engines, partially offset by a $0.2 million decrease in other advertising expenses for our direct channel. The growth in our advertising channel expenses was primarily related to an increase in the number of applications submitted on our website from the marketing partner channel and an increase in the volume of click-throughs from the online advertising channel during the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Our cost of acquiring a new member, which we define as total marketing and advertising expenses for a period divided by the number of members included on applications for individual and family product offerings submitted during the period, decreased 8% to $49 for the three months ended September 30, 2006 from $53 for the three months ended September 30, 2005, primarily due to the increased efficiencies in our online marketing programs. As a percentage of total revenue, total marketing and advertising expenses decreased to 35% for the three months ended September 30, 2006 from 46% for the three months ended September 30, 2005.

Marketing and advertising expenses increased by $2.8 million, or 22%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This was primarily due to a $2.8 million increase in marketing partner channel expenses. Additionally, online advertising expenses increased $0.5 million due to an increase in paid keyword search costs on leading Internet search engines, partially offset by a $0.2 million decrease in other advertising expenses for our direct channel. The growth in our advertising channel expenses was primarily related to an increase in the number of applications submitted on our website from the marketing partner channel and an increase in the volume of click-throughs from the online advertising channel during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Our cost of acquiring a new member decreased 9% to $46 for the nine months ended September 30, 2006 from $51 for the nine months ended September 30, 2005, primarily due to changes in the mix of health insurance applications submitted through our three marketing channels, as well as increased efficiencies in our online marketing programs. As a percentage of total revenue, total marketing and advertising expenses decreased to 36% for the nine months ended September 30, 2006 from 43% for the nine months ended September 30, 2005.

We believe the average cost of acquiring new members may increase in the fourth quarter of 2006 and we expect it to fluctuate thereafter based upon the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing including keywords purchased by us, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, fluctuations in the percentage of consumers referred to our website who submit health insurance applications and the level of personnel costs required to manage our marketing and advertising programs. Additionally, we may explore new marketing initiatives as part of our efforts to drive more consumers to our website. These initiatives may increase our cost of acquiring new members if they do not result in a sufficient number of additional members to justify the expenditure.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
Customer care and enrollment	$2,229	$2,740	$511	23%	$6,401	$8,044	$1,643	26%
Percentage of total revenue	21%	16%			21%	18%

Customer care and enrollment expenses increased by $0.5 million, or 23%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to higher compensation and related expenses associated with the increased number of personnel necessary to service the increased volume of health insurance applications submitted through our website. Customer care and enrollment expenses decreased to 16% of total revenue for the three months ended September 30, 2006 from 21% for the three months ended September 30, 2005 as a result of economies of scale achieved by our customer care and enrollment operations.

Customer care and enrollment expenses increased by $1.6 million, or 26%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to higher compensation and related expenses associated with the increased number of personnel necessary to service the increased volume of health insurance applications submitted through our website. Customer care and enrollment expenses decreased to 18% of total revenue for the nine months ended September 30, 2006 from 21% for the nine months ended September 30, 2005 as a result of economies of scale achieved by our customer care and enrollment operations.

We expect customer care and enrollment expenses to increase in absolute dollars as we hire additional personnel to service the expected growth in health insurance applications submitted through our website.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
Technology and content	$2,091	$2,668	$577	28%	$5,916	$7,321	$1,405	24%
Percentage of total revenue	19%	16%			20%	17%

Technology and content expenses increased by $0.6 million, or 28%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was primarily due to higher compensation and related expenses associated with the increased number of personnel necessary to develop and maintain our technology and website content. Additionally, during the three months ended September 30, 2006, rent expense increased $0.1 million due to our new server co-location center and service obligation expense increased $0.1 million due to an arrangement we entered into in November 2005 for a third-party to provide certain information services for our website. Technology and content costs decreased to 16% of total revenue for the three months ended September 30, 2006 from 19% for the three months ended September 30, 2005 as a result of economies of scale achieved by our technology and content operations.

Technology and content expenses increased by $1.4 million, or 24%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily due to higher compensation and related expenses associated with the increased number of personnel necessary to develop and maintain our technology and website content. Stock-based compensation expenses increased $0.1 million during the nine months ended September 30, 2006. Additionally, during the three months ended September 30, 2006, rent expense increased $0.1 million due to our new server co-location center and service obligation expense increased $0.1 million due to an arrangement we entered into in November 2005 for a third-party to provide certain information services for our website. Technology and content costs decreased to 17% of total revenue for the nine months ended September 30, 2006 from 20% for the nine months ended September 30, 2005 as a result of economies of scale achieved by our technology and content operations.

We expect our technology and content expenses to increase due to our increased focus on technology development, including the enhancement of our ecommerce platform.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
General and administrative	$1,871	$2,370	499	27%	$5,088	$6,602	$1,514	30%
Percentage of total revenue	17%	14%			17%	15%

General and administrative expenses increased by $0.5 million, or 27%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to increased compensation and related expenses associated with increased headcount in our finance and legal departments. Additionally, accounting fees increased $0.1 million and consulting fees increased $0.1 million during the three months ended September 30, 2006. General and administrative expenses decreased to 14% of total revenue for the three months ended September 30, 2006 from 17% for the three months ended September 30, 2005 as a result of our revenue growing at a higher rate than general and administrative expenses.

General and administrative expenses increased by $1.5 million, or 30%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to increased compensation and related expenses associated with increased headcount in our finance and legal departments. Additionally, accounting fees increased $0.2 million, recruiting fees increased $0.1 million and stock-based compensation expense increased $0.1 million during the nine months ended September 30, 2006. General and administrative expenses decreased to 15% of total revenue for the nine months ended September 30, 2006 from 17% for the nine months ended September 30, 2005 as a result of our revenue growing at a higher rate than general and administrative expenses.

We expect our general and administrative expenses to continue to increase in absolute dollars for the remainder of 2006 due to the increased costs associated with operating as a public company and the costs necessary to support the expected growth in our business.

Other Income, Net

The following table presents our other income, net, and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
Other income, net	$49	$145	$96	196%	$142	$357	$215	151%
Percentage of total revenue	—%	1%			—%	1%

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, offset by administrative bank fees and interest expense on our capital lease obligations. Other income, net, increased $0.1 million, or 196%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $0.2 million, or 151%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. These increases were primarily due to an increase in interest income as a result of an increase in cash and cash equivalents during the three and nine months ended September 30, 2006 compared the prior year periods. Additionally, the average yield paid on our cash and cash equivalent balances increased during the three and nine months ended September 30, 2006 compared to the prior year periods.

We expect other income, net, to increase in absolute dollars in the future as a result of interest earned on the invested net proceeds received from our initial public offering in October 2006.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
Provision for income taxes	$—	$82	82	—%	$—	$154	$154	—%
Percentage of total revenue	—%	—%			—%	—%

We recorded a provision for income taxes for the three and nine months ended September 30, 2006 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations. For the three and nine months ended

September 30, 2005, no provision for income taxes was recorded due to our net loss position. At September 30, 2006, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating loss carryforwards and state and foreign taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the nine months ended September 30, 2005 and 2006 (in thousands, unaudited):

	Nine Months Ended September 30,
	2005	2006
Net cash provided by operating activities	$1,512	$6,493
Net cash used in investing activities	$(979)	$(1,741)
Net cash used in financing activities	$(46)	$(1,542)

Prior to our initial public offering (“IPO”), we financed our operations primarily through private sales of equity and internally generated funds. At September 30, 2006, our cash and cash equivalents totaled $12.6 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of three months or less from the date of purchase.

We completed an IPO in October 2006 in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price to the public of $14.00 per share. As a result of our IPO, we raised a total of $80.5 million in gross proceeds, or approximately $74.8 million in net proceeds after deducting underwriting discounts and commissions of $5.7 million and before deducting estimated offering expenses. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock and Class A nonvoting common stock automatically converted into shares of our common stock.

Operating Activities

Cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $6.5 million during the nine months ended September 30, 2006, primarily due to net income of $5.4 million, a $0.7 million increase in accrued marketing and other expenses, a $0.3 million increase in other current liabilities, a $0.2 million increase in accounts payable, $1.1 million in non-cash depreciation and amortization expense and $0.3 million in non-cash stock-based compensation expense. These items were partially offset by a $0.7 million increase in accounts receivable, a $0.5 million decrease in deferred revenue, a $0.2 million increase in prepaid expenses and other current assets and a $0.2 million decrease in accrued compensation and benefits.

Our operating activities generated $1.5 million of cash during the nine months ended September 30, 2005, primarily due to a $0.7 million increase in accrued marketing expenses, a $0.2 million increase in both deferred revenue and other current liabilities, $0.9 million in non-cash depreciation and amortization expense, $0.2 million in non-cash deferred rent and $0.2 million in non-cash stock-based compensation expense. These items were partially offset by a net loss of $0.6 million, a $0.1 million increase in prepaid expenses and other current assets and a $0.1 million decrease in accounts payable.

The timing of the recognition of our revenue depends upon the timing of our receipt of commission reports and associated commission payments from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier at the end of a quarter, our operating cash flows for that quarter would be negatively impacted. Additionally, commission override payments are reported to us in a more irregular pattern than premium commissions. For example, a carrier may make a commission override payment to us on an annual basis, which would positively impact our cash flows in the quarter the payment is received. The majority of our annual commission override payments are typically received during the first quarter of the year.

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year due to the payment of annual performance bonuses to employees. In addition, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be negatively impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

Investing Activities

Our investing activities primarily consist of capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth. Cash used in investing activities of $1.7 million during the nine months ended September 30, 2006 was attributable to $1.7 million of capital expenditures. Cash used in investing activities of $1.0 million during the nine months ended September 30, 2005 was attributable to $1.1 million of capital expenditures, partially offset by $0.1 million of restricted cash that was released to us. We expect capital expenditures to increase in the future to support the expected growth in our business.

Financing Activities

Cash used in financing activities of $1.5 million during the nine months ended September 30, 2006 was primarily due to $1.9 million of costs incurred in connection with our initial public offering and $0.1 million of costs related to a capital lease, less proceeds received from the issuance of common stock pursuant to stock option exercises of $0.4 million. Cash used in financing activities of $46,000 during the nine months ended September 30, 2005 was primarily due to $0.4 million of costs incurred in connection with our initial public offering, partially offset by proceeds received from the issuance of common stock pursuant to stock option exercises of $0.3 million.

Future Needs

We believe that cash generated from operations and our current cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 30, 2006 (in thousands, unaudited):

Year ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service Obligations	Total Obligations
2006 (3 months)	$388	$109	$39	$536
2007	1,939	263	290	2,492
2008	1,977	—	325	2,302
2009	1,482	—	250	1,732
2010	384	—	—	384
Thereafter	30	—	—	30

Total	$6,200	$372	$904	$7,476

Operating Lease Obligations

In August 2004, we entered into a lease agreement for our headquarters building in Mountain View, California. This facility is leased under a non-cancellable operating lease that expires in 2009, with a renewal option at fair market value for an additional five-year period. In December 2004, we moved our customer care center from Folsom, California to Gold River, California and entered into a non-cancellable sixty-five month lease which expires in 2010. In June 2006, we entered into a non-cancellable office lease for our subsidiary in China. The lease, which commenced in June 2006, is for a term of one year and automatically renews for one-year periods, up to a total term of five years. During June 2006, we also entered into a non-cancellable lease for our server co-location center in San Jose, California. The lease, which commences in August 2006, is for a term of three years. In September 2006, we entered into a non-cancellable office lease for an additional facility in Mountain View, California. The lease is expected to commence in late November 2006 and is for a term of three years. We also lease other facilities in the United States under non-cancellable operating leases that range in terms up to one year. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in January 2009.

Capital Lease Obligations

As of September 30, 2006, we had a capital lease obligation related to office equipment, which expires in December 2007. During the three months ended September 30, 2006, we entered into a second capital lease obligation for computer equipment related to our new server co-location center, which expires in July 2007.

Service Obligations

In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. The agreement provides for escalating monthly payments through December 2009. We recognize expense under the agreement on a straight-line basis over the term of the agreement.

In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $115,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of September 30, 2006, we had cash and cash equivalents of $12.6 million, which consisted primarily of highly liquid money market instruments with original maturities of three months or less. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

Foreign Currency Exchange Risk

To date, all of our revenue has been derived from transactions denominated in United States Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Renminbi, but we believe this exposure to be limited. We have not engaged in any foreign currency hedging or other derivative transactions to date.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. We deposit our cash and cash equivalents in accounts with major banks and financial institutions and, at times such investments may be in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. One customer represented 36%, or $289,000, of our total accounts receivable, net of allowances, as of September 30, 2006. The customer paid this balance in full during October 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently engaged in an effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007. This effort involves documenting, assessing, and testing our internal controls, including systems application and general computing controls. During the course of this effort, we have identified areas of our internal control environment that require improvement and are in the process of designing control enhancements for these areas.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 20, 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington in connection with our publication of a report in July 2006 entitled “The Most Affordable Cities for Children’s and Family Health Insurance.” The Office of the Insurance Commissioner of the State of Washington contends that the report is advertising and that our alleged mischaracterization of the affordability of individual health insurance in Spokane, Washington caused a violation of various Washington laws governing advertising, including prohibitions against false and misleading advertising, in the conduct of insurance business. It also contends that we allegedly published on our website one or more out of date premium rates for insurance in Washington. In general terms, the order requires us to cease and desist from further publication, distribution or republication of the report and from granting permission to republish, or assisting in the republication of, the report. It also requires us to cease publishing insurance rates that are not verified to be correct and current. In addition, the Office of Insurance Commissioner of the State of Washington has orally informed us that it currently intends to issue an order that may attempt to require us to make certain admissions relating to various facts and pay a fine, and that it may further attempt to require us to develop a plan to comply with the various orders. We are able to challenge the orders of the Office of the Insurance Commissioner of the State of Washington described above and are in the process of reviewing and investigating that possibility, as we believe we have meritorious defenses.

We have also received inquiries relating to the circumstances described above from the Arkansas Insurance Department and the Colorado Division of Insurance and may receive similar inquiries from other jurisdictions. If we are found to have violated laws or regulations in the state of Washington or in other states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states. For instance, assuming the Office of the Insurance Commissioner of the State of Washington attempts to impose a fine based on the violations alleged in the cease and desist order, the relevant law provides that the fine shall be an amount up to one thousand dollars for each offense. If the Arkansas Insurance Department were to attempt to impose a fine on us for violating the statute it refers to in its inquiry letter, the penalty is up to one thousand dollars for each act or violation, not to exceed a penalty of ten thousand dollars in the aggregate, unless the violator knew or reasonably should have known of the violation, in which case the penalty under the statute is up to five thousand dollars for each act or violation, not to exceed a penalty of fifty thousand dollars in the aggregate. If we are subject to fines and penalties or our license to sell insurance is revoked or suspended in any state, our business and financial results would be harmed. We would also be harmed to the extent that publicity concerning these reports and inquiries damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves in these or related proceedings regardless of the outcome. We cannot estimate the range of loss or financial impact of these matters, if any, at this time given their early stage.

We have received and may continue to receive inquiries from state regulators relating to various matters from time to time in the ordinary course of our business. We may also become involved in litigation in the future in the ordinary course of our business.

ITEM 1A. RISK FACTORS

In addition to other information in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

Our future operating results are likely to fluctuate and could fall short of expectations.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this “Risk Factors” section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Our business model is characterized primarily by recurring revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. Although our services are complete upon the approval of a member’s application, we receive commissions and record related revenue, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. A significant component of our marketing and advertising expenses consists of payments owed to our marketing partners in connection with referrals of potential members in the period during which an application is submitted by the potential member. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. In addition, if we incur other unanticipated or one-time expenses in a particular quarter or if we lose a significant amount of our member base for any reason, we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members. As a result, our quarterly results may suffer due to unanticipated expenses, one-time charges or significant member turnover.

We have a history of losses and our rate of growth may decline.

We have a history of net losses and have only achieved net profitability for the quarters ended June 30, 2005 and December 31, 2005, and the first three quarters of 2006. We incurred a net loss of $0.4 million for the year ended December 31, 2005. As of September 30, 2006, our accumulated deficit was $74.7 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. Maintaining profitability will require us to generate and sustain substantially increased revenue. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. To the extent that the rate of growth of our net new members slows, our revenue growth is also likely to slow. In addition, the commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. As a result, to the extent that the rate of growth of new members slows, our revenue could decline.

Commission rates we receive from health insurance carriers also affect our revenue growth. The commission rates we receive are impacted by a variety of factors, including the particular health insurance policies chosen by our members, the carriers offering those policies and the amount of time policies have been active. In addition, the growth in our overall commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs. To the extent these factors cause our commission rate per member to decline, our rate of growth may decline.

If the purchase of health insurance over the Internet does not achieve and maintain widespread consumer and health insurance carrier acceptance, or if consumers or carriers opt for more traditional channels for the purchase and sale of health insurance, our business will be harmed.

Our success will depend in large part upon widespread consumer and health insurance carrier acceptance of the Internet as a marketplace for the purchase and sale of health insurance. Consumers and health insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

•	consumers’ willingness to conduct their own health insurance research;

•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional means of purchasing health insurance;

•	our ability to successfully and cost-effectively market our services as superior to traditional sources for health insurance to a sufficiently large number of consumers; and

•	health insurance carriers’ willingness to use us and the Internet as a distribution channel for health insurance products.

If consumers and health insurance carriers do not widely adopt the Internet as a source for the purchase and sale of health insurance, or if they determine that other sources for health insurance and health insurance applications are superior, our business will not grow and our business, operating results and financial condition would be harmed.

Our business may not grow if consumers are not informed about the availability and accessibility of affordable health insurance.

Numerous health insurance products are available to consumers in any given market. Most of these products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity has contributed to a perception held by many consumers that individual health insurance is prohibitively expensive and difficult to obtain. We attempt to make the health insurance research and application process on our website understandable and user-friendly. We also attempt to use our website to educate consumers about the accessibility and affordability of health insurance. If consumers are not informed about the availability and accessibility of affordable health insurance, our business may not grow and our business, operating results and financial condition would be harmed.

If we are unable to retain our members, our business and operating results would be harmed.

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance plan provided by a new or existing employer. In addition, our members may choose to transfer their policies to a different agent if, for example, they are not satisfied with our customer service or the health insurance products that we offer. Health insurance carriers may also terminate health insurance plans offered on our ecommerce platform. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover to levels we have experienced in the past, our operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

Our business may be harmed if we lose our relationships with health insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new carrier relationships.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their health insurance products for a variety of reasons, including competitive or regulatory reasons, as a result of a reluctance to distribute their products over the Internet or because they do not want to be associated with our brand. For example, one carrier terminated its relationship with us with respect to the policies it offers in a particular state because the carrier decided to sell those policies through agents that exclusively offered that particular carrier’s products. In the future, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from selling their products on our ecommerce platform. Carriers may also choose not to distribute insurance products in the individual, family and small business markets.

We may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales, and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Carriers owned by Wellpoint and UnitedHealthcare represented 23% and 22% of our total revenue in 2005, respectively, and 20% and 19% of our total revenue during the quarter ended September 30, 2006, respectively. Commission revenue we derived from our agreement with Golden Rule Insurance Company, which is owned by UnitedHealthcare, represented 17% of our total revenue in 2005 and 15% of our total revenue during the quarter ended September 30, 2006. Commission revenue we derived from our agreement with Blue Cross of California and Unicare, which are owned by WellPoint, represented 15% of our total revenue in 2005 and 11% of our total revenue during the quarter ended September 30, 2006. Our agreements with Golden Rule Insurance Company and with Blue Cross of California and Unicare are terminable on 90 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

Changes in the quality and affordability of the health insurance products that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance products offered on our ecommerce platform. If health insurance carriers do not continue to provide us with a variety of high-quality, affordable health insurance products in the individual, family and small business markets, or if their offerings are limited as a result of consolidation in the health insurance industry or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

Health insurance carriers could determine to reduce the commissions paid to us or to change their underwriting practices in ways that reduce the number of insurance policies sold through our ecommerce platform, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals. In the past, these changes have resulted in a decrease in the number of insurance policies we would have otherwise sold. Future changes in carrier underwriting criteria could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

If we are not able to maintain and enhance our brand, our business and operating results will be harmed.

We believe that maintaining and enhancing our brand identity is critical to our relationships with existing members, marketing partners and health insurance carriers and to our ability to attract new members, marketing partners and carriers.

The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brand will depend largely upon our marketing and public relations efforts and our ability to continue to offer high-quality products and services in an understandable and objective manner. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur. In addition, we may take actions that have the unintended consequence of harming our brand. For instance, we currently receive payment from a limited number of insurance carriers for the prominent listing of certain health insurance products on our website. We disclose this practice on our website, and although we do not believe it harms our objectivity, consumers may have a different perception. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose marketing partners and members, which could, in turn, cause health insurance carriers to terminate their relationships with us, all of which would harm our business, operating results and financial condition.

If we are not successful in converting visitors to our website into members, our business and operating results would be harmed.

Our growth depends in part upon growth in our membership. The rate at which we convert consumers visiting our ecommerce platform and seeking to purchase health insurance into members is a significant factor in the growth of our membership. A number of factors could influence this conversion rate for any given period, some of which are outside of our control. These factors include:

•	the quality of, and changes to, the consumer experience on our ecommerce platform and with our customer care center;

•	the variety and affordability of the health insurance products that we offer;

•	system failures or interruptions in the operation of our ecommerce platform;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

•	the number, type and identity of the health insurance carriers offering the health insurance products for which consumers have expressed interest, and the degree to which our technology is integrated with those carriers; and

•	the health insurance carrier underwriting guidelines applicable to applications submitted by consumers and the amount of time a carrier takes to make a decision on that application.

In the event the rate at which we convert consumers visiting our ecommerce platform into members declines, our membership growth rate will decline, which would harm our business, operating results and financial condition. In addition, a decline in the percentage of consumers visiting our ecommerce platform who submit health insurance applications could cause an increase in our cost of acquiring members as a result of increased costs on a per member basis. Such an increase could adversely impact our operating margins and harm our business and operating results.

System failures or capacity constraints could harm our business and operating results.

Our revenue depends upon the number of health insurance applications consumers submit utilizing our ecommerce platform that are approved by health insurance carriers. As a result, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure are critical to our financial results, our brand and our relationship with members, marketing partners and health insurance carriers. Although we regularly attempt to enhance our ecommerce platform and system infrastructure, system failures and interruptions may occur if we are unsuccessful in these efforts, if we are unable to accurately project the rate or timing of increases in our website traffic or for other reasons, some of which are completely outside our control. Although we have experienced only minor system failures and interruptions to date, we could experience significant failures and interruptions in the future, which would harm our business, operating results and financial condition.

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in, or decreases the responsiveness of, our service would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, consumers may access our customer care center for assistance in connection with submitting health insurance applications through our ecommerce platform. We depend upon third parties, including telephone service providers, to operate our customer care center. Any failure of the systems that we rely upon in the operation of our customer care center could negatively impact sales of insurance policies through our ecommerce platform and could harm our business, operating results and financial condition.

Our data center operations are located in leased facilities in Redwood City, California. We are in the process of moving our data center operations to San Jose, California and changing our data center infrastructure. We expect the move to occur in the fourth quarter of 2006, however, there can be no assurance that such move will not be delayed. We may experience technical difficulties in connection with these changes. If we experience a system failure, loss of data or disruption for any reason, including in connection with changes in our data center location or infrastructure, the performance of our website would be harmed and our service could shut down. In addition, any loss in data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, other attempts to harm our systems and similar events. Our operations are particularly vulnerable to earthquakes in the San Francisco Bay Area. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, operating results and financial condition.

Although we regularly back-up our system and store these system back-ups in a site located in the greater Sacramento, California area, we do not have full second-site redundancy. If we were forced to rely on our system back-ups, we would experience significant delays in restoring the functionality of our website and could experience loss of data, which would harm our business and our operating results. We intend to create a fully redundant disaster recovery system for our data center and website. We may face significant technical challenges in successfully replicating our system and database. Any steps that we take to increase the redundancy and reliability of our systems may be expensive and may not be successful in reducing the frequency or duration of system failures or website downtime.

We depend upon Internet search engines to attract a significant portion of the consumers who visit our website, and if we are unable to advertise on search engines on a cost-effective basis, our business and operating results would be harmed.

We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google, MSN and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both algorithmic listings and paid advertisements to attract consumers to our website.

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. Our website may also become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we decide to make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in search result listings for any reason, the traffic to our website likely would decline and we may not be able to replace this traffic, which would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also would harm our operating results.

We also purchase paid advertisements on search engines in order to attract users to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, such as with Google AdWords, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. We bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many insurance carriers, have greater resources with which to bid and better brand recognition than we do. If there is increased competition for the display of paid advertisements in response to search terms related to our business, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition.

We rely significantly on marketing partners for the sale of health insurance on our ecommerce platform and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us to their customers. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We typically compensate our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. Although many of our marketing partners agree to an initial one or two-year term contract, some of our marketing partner agreements are terminable more quickly.

Many factors influence the success of our relationship with our marketing partners, including:

•	the continued positive market presence, reputation and growth of the marketing partner;

•	the effectiveness of the marketing partner in marketing our website and services;

•	the interest of the marketing partner’s customers in the health insurance products that we offer on our ecommerce platform;

•	the contractual terms we negotiate with the marketing partner, including the marketing fee we agree to pay a marketing partner;

•	the percentage of the marketing partner’s customers that submit applications or purchase health insurance policies through our ecommerce platform;

•	the ability of a marketing partner to maintain efficient and uninterrupted operation of its website; and

•	our ability to work with the marketing partner to implement website changes, launch marketing campaigns and pursue other initiatives necessary to maintain positive consumer experiences and acceptable traffic volumes.

If we are unable to maintain successful relationships with our existing marketing partners or fail to establish successful relationships with new marketing partners, our business, operating results and financial condition will be harmed.

The demand for the health insurance products that we market and sell can be significantly impacted by economic and other factors beyond our control.

Our revenue depends upon demand for health insurance in the individual, family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, we believe that the number of small businesses is growing and that an increasing number of individuals are becoming self-employed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers are seeking to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We also believe that demand in the individual and family health insurance market will increase as the employees of these employers look to other sources for their health insurance needs and as the number of small businesses and self-employed individuals increases. We have no control over the economic and other factors that influence these trends, and if these trends reverse, our business, operating results and financial condition would be harmed.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed.

Health insurance carriers typically pay us a specified percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy. We rely on carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because the majority of our members terminate their policies by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. To the extent that health insurance carriers understate or fail to report the amount of commissions due to us in a timely manner or at all, we will not collect and recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

Our operating results fluctuate depending upon health insurance carrier payment practices and the timing of our receipt of commission reports from health insurance carriers.

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. Although carriers typically report and pay commissions to us on a monthly basis, there have been instances where their report of commissions and payment have been delayed for several months. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. This could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed for any reason.

We may be unsuccessful in competing effectively against current and future competitors.

The market for selling health insurance products is intensely competitive and the sale of health insurance over the Internet is new and rapidly evolving. Consumers have the ability to use several sources other than our ecommerce platform to research and purchase health insurance. In addition, consumers can research health insurance using our ecommerce platform and purchase their health insurance through one of our competitors. We compete with a large number of local insurance agents across the United States that sell health insurance products in their local communities. Some of these traditional insurance agents utilize the Internet in various ways to acquire their customers. For instance, some local agents use “lead aggregator” services that find potential consumers and are compensated for referring that consumer to the traditional agent. As we do, lead aggregators often use Internet search engines and other forms of online advertising to drive Internet traffic to the lead aggregator’s website.

In addition to traditional agents, a number of agents operate websites that provide some form of online shopping experience for consumers interested in purchasing health insurance. Although most of these online agents only sell health insurance in a limited number of states and/or represent only a limited number of health insurance carriers, these agents could expand their service area and product offerings. Moreover, while national insurance brokers such as Aon Insurance Services, Arthur J. Gallagher & Co., Marsh, Inc. and Willis Group Limited, have traditionally not focused on the individual, family and small business markets, they could enter these markets and compete with us in the future, particularly if these markets continue to grow. We also compete directly with health insurance carriers, including many of the carriers that offer health insurance through our ecommerce platform. Many carriers market and sell their health insurance plans directly to consumers using call centers, their own websites and other means. We also believe that we are likely to face increasing competition as the online financial services industry develops and evolves.

We may not be able to compete successfully against our current or future competitors. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to:

•	undertake more extensive marketing campaigns for their brands and services;

•	devote more resources to website and systems development;

•	negotiate more favorable commission rates and commission override payments; and

•	make more attractive offers to potential employees, marketing partners and third-party service providers.

Competitive pressures may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, or otherwise may harm our business, operating results and financial condition.

There are many risks associated with our operations in China.

A portion of our operations is conducted in China. Among other things, we use employees in China to maintain and update the significant amount of software on our ecommerce platform. This and other information is delivered to us through secured communications over the Internet. Our business would be harmed if this connection temporarily failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems. Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States, and different labor and tax laws. United States and Chinese trade laws may impose restrictions on the importation of programming or technology to or from the United States. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China, which in turn could cause our business, operating results and financial condition to suffer. We plan to continue to expand our Chinese operations. These plans will require additional management attention and resources and may be unsuccessful, as we have limited experience with respect to operations in China. In addition, we are currently evaluating whether to market and sell insurance in China. If we determine to do so, there can be no assurance that we will be successful in operating our business in China, since we have no experience marketing or selling insurance in China or in adapting our business to Chinese markets and cultures, legal and regulatory regimes or business customs.

We may not be able to adequately protect our intellectual property, which could harm our business and operating results.

We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage in the distribution of individual, family and small business health insurance. We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. Although we have pending patent applications in the United States, they may not result in issued patents. We have not filed for protection of our intellectual property in any foreign jurisdiction other than China. We have Chinese-registered computer software copyrights for an internally-developed software system and a project management tool and have filed certain trademark applications in China. We have not filed any patent applications in China. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents if issued, may be held invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected in China as they are in the United States. Any United States or other patents issued to us may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, our business, operating results and financial condition could be harmed.

We may in the future be subject to intellectual property rights claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.

Companies in the Internet and technology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and may in the future receive, notices that claim we have misappropriated or misused other parties’ intellectual property rights, and, to the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. Any intellectual property claim against us, with or without merit, could be time consuming, expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for third-party intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we distribute will likely harm our business and operating results.

Our members rely upon information we provide on our website, through our customer care center or otherwise regarding the health insurance plans offered on our website, including information relating to insurance premiums, coverage, benefits, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and effectuate reform at the state and federal level relating to the accessibility and affordability of health insurance. If the information we provide on our website, through our customer care center or otherwise is not accurate or is construed as misleading, members, health insurance carriers and others could attempt to hold us liable for damages, and state regulators could attempt to subject us to penalties, revoke our license to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our service. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

On September 20, 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington in connection with our publication of a report in July 2006 entitled “The Most Affordable Cities for Children’s and Family Health Insurance.” The Office of the Insurance Commissioner of the State of Washington contends that the report is advertising and that our alleged mischaracterization of the affordability of individual health insurance in Spokane, Washington caused a violation of various Washington laws governing advertising, including prohibitions against false and misleading advertising, in the conduct of insurance business. It also contends that we allegedly published on our website one or more out of date premium rates for insurance in Washington. In general terms, the order requires us to cease and desist from further publication, distribution or republication of the report and from granting permission to republish, or assisting in the republication of, the report. It also requires us to cease publishing insurance rates that are not verified to be correct and current. In addition, the Office of Insurance Commissioner of the State of Washington has orally informed us that it currently intends to issue an order that may attempt to require us to make certain admissions relating to various facts and pay a fine, and that it may further attempt to require us to develop a plan to comply with the various orders. We are able to challenge the orders of the Office of the Insurance Commissioner of the State of Washington described above and are in the process of reviewing and investigating that possibility, as we believe we have meritorious defenses.

We have also received inquires relating to the circumstances described above from the Arkansas Insurance Department and the Colorado Division of Insurance and may receive similar inquiries from other jurisdictions. If we are found to have violated laws or regulations in the state of Washington or in other states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states. For instance, assuming the Office of the Insurance Commissioner of the State of Washington attempts to impose a fine based on the violations alleged in the cease and desist order, the relevant law provides that the fine shall be an amount up to one thousand dollars for each offense. If the Arkansas Insurance Department were to attempt to impose a fine on us for violating the statute it refers to in its inquiry letter, the penalty is up to one thousand dollars for each act or violation, not to exceed a penalty of ten thousand dollars in the aggregate, unless the violator knew or reasonably should have known of the violation, in which case the penalty under the statute is up to five thousand dollars for each act or violation, not to exceed a penalty of fifty thousand dollars in the aggregate. If we are subject to fines or penalties or our license to sell insurance is revoked or suspended in any state, our business and financial results would be harmed. We would also be harmed to the extent that publicity concerning these reports and inquiries damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves in these or related proceedings regardless of the outcome.

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we maintain insufficient coverage, our business and operating results may be harmed.

We contract for insurance to cover potential business risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to obtain sufficient insurance to meet our needs, may have to pay very high prices for the coverage we do obtain or may not acquire any insurance for certain types of business risk. This could leave us exposed, and to the extent we incur liabilities and expenses for which we are not adequately insured, our business, operating results and financial condition could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating expenses will rise, which could harm our business, operating results and financial condition.

Our ability to attract and retain qualified personnel is critical to our success.

Our success is substantially dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time, and the loss of the services of any of our executive officers or key employees could harm our business. Our success is also substantially dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed.

Many of our senior management and key employees have become, or will soon become, substantially vested in their stock options. Of these members of senior management and key employees, our chief executive officer, chief financial officer, chief technology officer, senior vice president and general manager of small business and our vice president, strategic initiatives were each vested in 75% or more of their total outstanding common stock and stock options as of September 30, 2006. While we have in the past, and may in the future, grant these employees additional stock options, these employees may be more likely to leave us after their existing stock options fully vest, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. While we have entered into offer letters with our senior management and key employees, they work for us on an at-will basis. Our business could be harmed if we lose their services.

If we fail to manage future growth effectively, our business and operating results would be harmed.

We have expanded our operations significantly and anticipate that further expansion will be required in order for us to grow our business. Our growth has placed, and if our growth continues will continue to place, increasing and significant demands on our management, our operational and financial systems and infrastructure and our other resources. If we do not effectively manage our growth, the quality of our services could suffer, which could harm our business, operating results and financial condition. In order to manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also be required to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements may require significant capital expenditures and will place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

Seasonality may cause fluctuations in our financial results.

The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Because a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses generally have increased or decreased in conjunction with these seasonal patterns. We believe that consumer adoption of the Internet is still in its early stages and, therefore, the reasons for these seasonal patterns are not entirely clear. As the use of the Internet for the purchase and sale of health insurance becomes more widely accepted, other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change. Any seasonality that we experience may cause fluctuations in our financial results.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

We may decide to acquire businesses, products and technologies. We have not made any acquisitions to date, and our ability as an organization to successfully make acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:

•	an acquisition may negatively impact our results of operations because it may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	we may be required to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked these controls, procedures and policies;

•	the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;

•	we may have to issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the market price of our common stock; and

•	acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience.

We cannot assure you that we will be able to identify or consummate any future acquisition on favorable terms, or at all. If we do pursue an acquisition, it is possible that we may not realize the anticipated benefits from the acquisition or that the financial markets or investors will negatively view the acquisition. Even if we successfully complete an acquisition, it could harm our business, operating results and financial condition.

We may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs.

We may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, or at all.

Any additional financing we secure may be subject to terms that are unfavorable to us and our stockholders.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of us, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, including shares of common stock sold in this offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Issues arising from the implementation of our new commission accounting system and an enterprise data management system could affect our operating results and ability to manage our business effectively.

We have completed implementation of our new commission accounting system for the majority of our health insurance products. We anticipate completion of the last phase, related to our small business products, in the first half of 2007. In addition, we are in the initial stages of implementing an enterprise data management system. Each of these systems is or will be important to our accounting, financial and operating functions, and the implementation of these systems raises costs and risks associated with the conversion to new systems, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, and the diversion of management’s attention and resources and could harm our operating results and ability to manage our business effectively.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or the consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. In addition, investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a consistent basis may adversely affect our stock price.

Our net income in future periods could be significantly reduced as a result of employee stock option expense.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the nine months ended September 30, 2006, we recorded stock-based compensation expense totaling $174,000 related to stock options and restricted stock awards granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options and restricted stock awards was approximately $1.9 million at September 30, 2006. This amount will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures. Because the amount, terms and fair values of awards to be issued in the future are unknown, we are unable to predict the future impact on our consolidated financial statements of stock-based compensation expense related to future awards. However, we expect that the impact could be material over time as the number of awards issued and outstanding after September 30, 2006 increases.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and the National Association of Securities Dealers. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Being a public company has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Any of these expenses could harm our business, operating results and financial condition.

Any expansion of our business into foreign countries involves significant risks.

Although we currently do not sell health insurance or license our technology platform outside the United States, we are exploring ways to expand our business into foreign countries, particularly China. We would face significant challenges in connection with expanding our business into a foreign country. Demand for private health insurance is not significant in many foreign countries, including China, as a result of government-sponsored healthcare systems. In addition to facing many of the same challenges we face domestically, we also would have to overcome other obstacles such as:

•	legal, political or systemic restrictions on the ability of United States companies to market insurance or otherwise do business in foreign countries;

•	varied, unfamiliar and unclear legal and regulatory restrictions;

•	less extensive adoption of the Internet as a commerce medium or information source and increased restriction on the content of websites; and

•	the adaptation of our website and distribution model to fit the particular foreign country.

As a result of these obstacles, we may find it impossible or prohibitively expensive to expand our services internationally or we may be unsuccessful should we attempt to do so, which could harm our business, operating results and financial condition.

Risks Related to Insurance Regulation

Compliance with the strict regulatory environment applicable to the health insurance industry and the specific products we sell is difficult and costly. If we fail to comply with the numerous laws and regulations that are applicable to our business, our business and operating results would be harmed.

The health insurance industry is heavily regulated by each state in the United States. For instance, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to that state. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

•	require and regulate disclosure in connection with the sale and solicitation of health insurance;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;

•	approve which entities can be paid commissions from carriers;

•	regulate the content of insurance-related advertisements, including web pages;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. Failure to comply could result in significant liability, additional department of insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. Because some consumers, marketing partners and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, operating results and financial condition.

In addition, we have received, and may in the future receive, inquiries from state insurance regulators regarding our marketing and business practices. We typically respond by explaining how we believe we are in compliance with relevant regulations or may modify our practices in connection with the inquiry. Any modification of our marketing or business practices in response to future regulatory inquiries could harm our business, operating results or financial condition.

Regulation of the sale of health insurance is subject to change, and future regulations could harm our business and operating results.

The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, once health insurance pricing is set by the carrier and approved by state regulators, it is fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance products offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance products sold through our ecommerce platform, which would harm our business, operating results and financial condition.

Another example of a potentially adverse regulatory change relates to the adoption of “guaranteed issue” laws and regulations in the individual and family health insurance markets. These requirements, which are currently in effect in a limited number of states such as Massachusetts, New Jersey and New York, prohibit health insurance carriers from denying health insurance coverage to individuals based on their health status. It has been our experience that substantially fewer health insurance carriers offer plans in the individual and family health insurance market in states with guaranteed issue requirements compared to other states. Moreover, the health insurance carriers that do offer individual and family plans in these states typically charge substantially increased premiums and/or pay reduced commissions to agents. We believe that limited choice and high premiums result in less demand for individual and family health insurance plans which, when coupled with reduced commissions to agents, results in substantially less revenue for us in these states. Although we currently do not expect a substantial number of states to adopt guaranteed issue requirements for the individual and family market, our business, operating results and financial condition would be harmed if the adoption of these requirements becomes more widespread.

We are subject to additional insurance regulatory risks, because we use the Internet as our distribution platform. In many cases, it is not clear how existing insurance laws and regulations apply to Internet-related health insurance advertisements and transactions. To the extent that new laws or regulations are adopted that conflict with the way we conduct our business, or to the extent that existing laws and regulations are interpreted adversely to us, our business, operating results and financial condition would be harmed.

Changes and developments in the structure of the health insurance system in the United States could harm our business.

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use of agents and brokers to market their products. Fundamental changes to this system or in the manner in which health insurance is distributed in the United States could reduce or eliminate the demand for private health insurance for individuals, families and small businesses or increase our competition, which would harm our business. Recently, there has been substantial national attention and debate regarding the fairest and most effective method of healthcare reimbursement. Some advocates promote a universal healthcare system that would be largely underwritten by the government. The adoption of state or federal laws that promote or establish a government-sponsored universal healthcare system could reduce or eliminate the number of individuals, families and small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and harm our business, operating results and financial condition.

Risks Related to the Internet and Electronic Commerce

Our business is subject to online commerce security risks and if we are unable to safeguard the security and privacy of confidential data, our business will be harmed

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their application for health insurance. We currently rely on encryption technology licensed from third parties to facilitate secure transmittal of confidential information. We incorporate a multi-level firewall infrastructure to help prevent unauthorized access to our systems and data and have implemented intrusion detection systems. While we have not to date experienced any security breaches of which we are aware, we cannot guarantee that we will not be subject to a security breach in the future. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our service and could subject us to significant liability as well as regulatory action, which would harm our business, operating results and financial condition.

Government regulation of the Internet could adversely affect our business.

The laws governing general commerce on the Internet remain unsettled and it may take years to fully determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business and we could be forced to incur substantial costs in order to comply with them, which would harm our business, operating results and financial condition.

Our business could be harmed if we are unable to correspond with our consumers by email.

We use email to market our service to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email for marketing purposes continue to evolve and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email, Internet service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” If an Internet service provider or software program identifies email from us as “spam,” we can be placed on a restricted list that will block our email to members or potential members who maintain email accounts with these Internet service providers or who use these software programs. If we are unable to communicate by email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.

Consumers depend upon third-party service providers to access our website, and our business and operating results could be harmed as a result of technical difficulties experienced by these service providers.

Consumers using our website depend upon Internet, online and other service providers for access to our website. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. Any significant interruption in access to our website or increase in our website’s response time as a result of these difficulties could damage our relationship with insurance carriers, marketing partners and existing and potential members and could harm our business, operating results and financial condition.

Risks Related to the Ownership of Our Common Stock

An active, liquid and orderly market for our common stock may not develop.

Prior to our initial public offering on October 13, 2006, there had been no market for shares of our common stock. An active trading market for our common stock may not adequately develop or be sustained, which could depress the market price of our common stock and could affect your ability to sell your shares. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the sale of health insurance;

•	any major change in our board of directors or management;

•	publication of research reports about us, our competitors or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our stock in the period immediately following our initial public offering. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the initial public offering price. As of October 31, 2006, we had 21,744,912 shares of common stock outstanding. Of these shares, only 5,750,000 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. Morgan Stanley & Co. Incorporated and Merrill Lynch may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements on April 11, 2007.

After the lock-up agreements pertaining to this offering expire and based on shares outstanding as of October 31, 2006, an additional 15,994,987 shares will be eligible for sale in the public market, 11,799,136 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, outstanding options to purchase 5,332,715 shares of our common stock under our 2005 Stock Plan and 1998 Stock Plan as of October 31, 2006, plus 2,000,000 shares reserved for future issuance under our 2006 Equity Incentive Plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and their affiliated entities beneficially owned more than 54 percent of our outstanding common stock as of October 31, 2006. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders, including those who purchase shares in this offering.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	cumulative voting in the election of directors is prohibited, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may, in general, not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

In the three months ended September 30, 2006, we issued (1) options to purchase an aggregate of 102,525 shares of our common stock under our 2005 Stock Plan to employees and members of our board of directors with an exercise price of $13.00 per share, and (2) an aggregate of 6,750 shares of our Class A nonvoting common stock under our 2004 Stock Plan for eHealth China to employees which automatically converted into one-eighth (0.125) of a share of common stock, or 842 common shares, upon the effective date of our initial public offering. Additionally, options to purchase 30,236 shares of our common stock were exercised during the three months ended September 30, 2006.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from the registration requirements of the Securities Act in reliance on Rule 701 as transactions pursuant to compensatory benefit plans or in reliance on Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of securities under compensatory benefit plans were our employees and directors, and they received the securities as compensation for services performed. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

On September 25, 2006, we effected a 1-for-2 reverse stock split on all then outstanding shares of our common stock, preferred stock and Class A nonvoting common stock. We received no consideration as a result of this transaction. We believe this transaction was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) thereof as an exchange of securities by us with our existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

(b)	Use of Proceeds from Public Offering of Common Stock

In October 2006, we completed our initial public offering pursuant to a registration statement on Form S-1 (Registration No. 333-133526), which the Securities and Exchange Commission declared effective on October 12, 2006. Under the registration statement, we registered the offering and sale of an aggregate of 5,750,000 shares of our common stock, including 750,000 shares of common stock that were sold upon exercise of the underwriters’ over-allotment option. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $14.00 per share. The managing underwriters were Morgan Stanley & Co. Inc., Merrill Lynch & Co., Inc., Thomas Weisel Partners LLC, and JMP Securities LLC.

We raised a total of $74.8 million in net proceeds in our initial public offering after deducting underwriting discounts and commissions of $5.7 million and before deducting estimated offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their affiliates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We currently have no specific plans for the use of the net proceeds although we anticipate that we will use the net proceeds for working capital and other general corporate purposes, including the funding of our marketing activities and the costs of operating as a public company, as well as further investment in the development of our proprietary technologies. We may use a portion of the net proceeds for the acquisition of businesses, products and technologies that we believe are complementary to our own. Pending our use of the net proceeds from this offering, we are in the process of investing the net proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In September 2006, stockholders holding a total of 18,090,287 shares of our stock, out of 30,547,724 shares entitled to vote (on an as-converted to common stock basis), approved, by written consent without a stockholder meeting, the amendment of our certificate of incorporation to effect the 1-for-2 reverse stock split of our common stock, convertible preferred stock and our Class A nonvoting common stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Common Stock Certificate. (3)

10.6	Amended and Restated Investor’s Rights Agreement, dated May 23, 2005. (4)

31.1	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on April 25, 2006.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on April 25, 2006.
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on June 28, 2006.
(4)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on April 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of November 2006.

/s/ GARY L. LAUER
Gary L. Lauer Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Common Stock Certificate. (3)

10.6	Amended and Restated Investor’s Rights Agreement, dated May 23, 2005. (4)

31.1	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on April 25, 2006.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on April 25, 2006.
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on June 28, 2006.
(4)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Registration Statement of Form S-1 (No. 333-133526) on April 25, 2006.