Form 10-K
period 2006-12-31
eHealth, Inc.
filed 2007-03-21
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-33071

(Commission File Number)

EHEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2357876
(State of incorporation)	(I.R.S. Employer Identification No.)

440 EAST MIDDLEFIELD ROAD

MOUNTAIN VIEW, CALIFORNIA 94043

(Address of principal executive offices, including zip code)

(650) 584-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on The NASDAQ Global Market on October 13, 2006.

As of February 28, 2007, 21,777,301 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 6, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

i

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning expectations regarding opportunity to expand our share of the individual, family and small business health insurance markets; growth of the individual and family health insurance market; small businesses providing health insurance benefits to their employees; adoption of a new health insurance distribution medium that harnesses the power of the Internet; our development of an online experience that empowers consumers; our intention to offer a wide selection of health insurance products; our intention to enhance our platform and its capabilities; our exploration of new ways to leverage and enhance our technology; our intention to add new health insurance carriers to our ecommerce platform and expand existing carrier relationships; expansion and development of marketing relationships; investment in member acquisition sources; our plan to serve as a resource to legislature and public policy organizations; our pursuit of international expansion; entering into relationships with carriers to extend our instant membership approval technology; our design of our instant membership approval technology; implementation and adoption of instant membership approval technology; current technology initiatives; future expenditures; factors that will impact the successful promotion of our brand; factors that could influence the rate at which we convert consumers visiting our ecommerce platform into members; factors that could influence the success of our relationship with our marketing partners; plans to expand our Chinese operations; the date of completion of implementation of our commission accounting system; factors that will influence the success of our sponsorship advertising and technology licensing businesses; acquisition of businesses; changes to existing insurance regulations and the impact of those changes; factors that will affect our future success and growth; the adequacy of our existing facilities; payment of dividends; investment of and use of the proceeds from our initial public offering; opportunity to expand our share of the individual family and small business insurance markets; the rate of online adoption being the primary driver of our revenue; our direct channel being our most cost-effective channel; the fluctuation of the cost of acquiring new members and related factors; increase in expenses; critical accounting policies and estimates; increases in types of revenue; transfers of small business members from a certain partner; exploration of new marketing initiatives and their effect; our future effective income tax rate; sufficiency of cash; the absence of collection issues with customers as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are the leading online source of health insurance for individuals, families and small businesses. We are licensed to market and sell health insurance in all 50 states and the District of Columbia. We have invested significant time and resources in building a scalable, proprietary ecommerce platform, and we have developed partnerships with over 160 health insurance carriers, enabling us to offer more than 7,000 health insurance products online. Our ecommerce platform can be accessed directly through our website addresses (www.ehealth.com and www.ehealthinsurance.com) as well as through our broad network of marketing partners. We organize and present voluminous and complex health insurance information in a user-friendly format and enable consumers to choose from a wide variety of health insurance products. Our platform enables individuals, families and small businesses to research, analyze, compare and purchase health insurance products that best meet their needs. Our technology also enables us to communicate electronically with our insurance carrier partners and process consumers’ health insurance applications online. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

eHealth, Inc., the parent company of eHealthInsurance, was founded in 1997 and is headquartered in Mountain View, California. Our technology was responsible for the nation’s first Internet-based sale of a health insurance policy. In October 2006, we completed an initial public offering of 5,750,000 shares of common stock at a price of $14 per share. Additional information can be found at eHealth’s website addresses, www.ehealth.com and www.ehealthinsurance.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. The information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K.

Except where the context requires otherwise, “eHealth,” “we,” “us” and “our” refer to eHealth, Inc. and its wholly-owned subsidiaries on a consolidated basis. eHealth, Inc. is a holding company and our business is primarily conducted through our subsidiary, eHealthInsurance Services, Inc. eHealth and eHealthInsurance are registered trademarks of eHealth in the United States. This Annual Report on Form 10-K also includes other registered and unregistered trademarks of eHealth and other persons.

Industry Background

The Internet has emerged as a highly efficient and cost-effective medium that enables millions of consumers and businesses to research, compare, select and purchase products and services online. The growth of ecommerce has been driven by increased awareness of the product selection and information available online, the convenience of shopping online, continued improvement in network infrastructure and payment security and growing consumer access to high-speed Internet connections. Ecommerce offers the potential to streamline complex processes, lower costs, improve productivity and increase sales. The Internet has revolutionized the distribution of many products and services of large and complex industries, including brokerage, banking and auction services. We believe the Internet is also transforming the distribution of health insurance.

Health Insurance Industry

The private health insurance market is large and growing. Aggregate private health insurance premiums in the United States were estimated by the U.S. Department of Health and Human Services, Centers for Medicare and Medicaid Services to be $694 billion in 2005, and have increased over time, largely unaffected by economic cycles. The private health insurance market consists of three primary commercial segments: large employers, small businesses (businesses with fewer than 100 employees) and the individual and family market (direct purchasers of health insurance). Large employers and small businesses have experienced substantial health insurance premium inflation in recent years and, as a consequence, are increasingly seeking to reduce the costs associated with providing health insurance to their employees. Actions taken by employers include offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employees’ health insurance premium contributions, increasing plan deductibles, and eliminating health insurance coverage altogether. A 2005 survey by the Kaiser Family Foundation found that from 2001 to May 2005, the percentage of large and small business employees receiving health insurance benefits from their employers dropped from 69% to 60%. Typically, the only options for individuals who lose coverage are to obtain health insurance in the individual and family market, attempt to qualify for government-subsidized benefits or remain uninsured.

The individual and family segment is a well-established and significant component of the private health insurance market. According to the U.S. Census Bureau, approximately 17 million Americans directly purchased their health insurance coverage from an individual or family health insurance plan in 2004. Many of these individuals are among the approximately 10 million self-employed whose occupations range from gardeners, electricians and plumbers to physicians and attorneys. We believe that the individual and family market will continue to grow as a result of the increasing number of self-employed individuals, growing awareness of the availability and affordability of individual and family health plans and rising health benefit cost pressures in the employer segments. Recognizing this market opportunity, many large insurance companies including Aetna, Humana and UnitedHealthcare are offering health insurance products in the individual and family market.

The uninsured represent another significant growth opportunity for the individual and family markets. The U.S. Census Bureau estimated that in 2005 over 46 million Americans did not have health insurance. According to a U.S. Census Bureau report issued in 2006, approximately 17 million of the uninsured population were members of households with annual incomes of $50,000 or more, including more than 8 million with annual incomes of $75,000 or more. In addition, the National Center for Policy Analysis reported that households with annual incomes of $50,000 or more accounted for approximately 90% of the increase in the number of uninsured over the ten years prior to 2004. Based on these statistics, we believe that there is a large population of uninsured individuals who can afford to obtain health insurance in the individual and family market.

Small business health insurance is also a large segment of the private health insurance market. Small businesses employ more than half of the private sector workforce and represent 99% of all businesses in America, according to a 2004 report by the U.S. Small Business Administration Office of Advocacy. The Employee Benefits Research Institute estimated that in 2004 small businesses provided health insurance benefits to 27 million Americans. Furthermore, statistics indicate that many small businesses have not provided health insurance to their employees because they are unaware of the availability of affordable health insurance products. For instance, according to a report released in May 2005 by the National Federation of Independent Business Research Foundation and Wells Fargo Bank, 66% of small businesses surveyed in 2004 stated that the rising cost of health insurance was a “critical problem,” as compared to 47% of small businesses surveyed in 2000. This same survey found that since 1986, healthcare costs have remained the number one “critical problem” for small businesses. We believe that these statistics suggest that a large number of small businesses would provide health insurance benefits to their employees if made aware of affordable, high-quality health insurance options.

The large size of the existing individual, family and small business health insurance markets, combined with the growing number of self-employed individuals and small businesses, the large and increasing number of uninsured and declining health benefits offered by employers, create a significant opportunity to provide health insurance to individuals, families and small businesses.

Traditional Distribution of Health Insurance to Individuals, Families and Small Businesses

The process of selling and purchasing individual, family and small business health insurance is highly localized and has not changed significantly in over 50 years. Individual, family and small business health insurance has historically been sold by independent insurance agents and, to a much lesser degree, directly by insurance companies. Most of these agents are self-employed or part of small agencies, and they typically service only their local communities. In addition, many of these agents sell health insurance from a limited number of insurance carriers (in some cases only one), resulting in a reduced selection of products for the consumer.

Large brokers such as Aon Insurance Services, Arthur J. Gallagher & Co., Marsh, Inc. and Willis Group Limited, as well as many regional brokers and agencies, have not historically addressed the individual, family and small business markets. Instead, they have primarily limited their marketing and sales efforts to large or mid-sized employers, where they can amortize the significant documentation and distribution costs over a large number of plan participants and often charge their clients a broker’s fee. We believe that the lack of attention provided to the individual, family and small business health insurance markets by these agencies has left these markets underserved and highly fragmented.

The purchase and sale of health insurance has historically been a complex, time-consuming and paper-intensive process. Health insurance terminology, insurance plan types (e.g., HMO, PPO, POS indemnity plans) and provisions are often confusing and difficult to understand. Each plan is unique, offering different coverage, premiums, co-payment requirements and deductibles, among other provisions. In addition, different kinds of care are covered at different levels within a particular insurance plan, from outpatient care or lab and x-ray work to inpatient care related to emergencies and hospitalization. Other services such as maternity, in-home or mental healthcare can all be covered at different rates by different plans. This complexity can make it difficult to make informed health insurance decisions. In addition, the human error that arises from traditional paper-intensive distribution has historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. Incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional cost.

Extensive state government regulation further complicates the health insurance industry and has made the traditional distribution of health insurance on a national basis difficult. State insurance regulators require that carriers and agents be licensed by each state in which they sell and adhere to sales, documentation and administration practices specific to that state. Federal laws govern how carriers and agents collect and use personal health and financial information. These regulations result in high costs of nationwide market entry and high continuing costs associated with ongoing regulatory compliance.

Pricing must also meet state regulatory requirements and, once health insurance pricing is set by the carrier and approved by state regulators, it is fixed and not generally subject to negotiation or discounting by health insurance companies or agents. As a result, the profitability of distributing a particular health insurance product is determined primarily by the costs of marketing, selling and administering that particular product. We believe that the set pricing of health insurance products creates significant competitive advantages for a business with a more efficient distribution process.

For the individual, family and small business health insurance markets, the Internet’s convenient, information-rich and interactive nature offers both the opportunity to provide consumers with more organized information and a broader choice of products than are typically available from traditional health insurance distribution channels. The Internet also offers a means of providing up-to-date health insurance information and products 24 hours a day, seven days a week, and reduces the cost and time associated with marketing, selling, underwriting and administering health insurance products. According to a November 2004 survey by the Pew Internet and American Life Project, over 30% of all Internet users had already searched online for information on health insurance. We believe that individuals, families and small businesses will rapidly adopt a new health insurance distribution medium that harnesses the power of the Internet to address the weaknesses in the current distribution channels.

Our Solution

We are the leading online source of health insurance for individuals, families and small businesses. We are licensed to market and sell health insurance in all 50 states and the District of Columbia. We have invested significant time and resources in building a scalable, proprietary ecommerce platform, and as of December 31, 2006 we had developed partnerships with over 160 health insurance carriers as of December 31, 2006, enabling us to offer more than 7,000 health insurance products online. Our ecommerce platform can be accessed directly through our website addresses (www.ehealth.com and www.ehealthinsurance.com) as well as through our broad network of marketing partners. We organize and present voluminous and complex health insurance information in a user-friendly format and enable consumers to choose from a wide variety of health insurance products. Our platform enables individuals, families and small businesses to research, analyze, compare and purchase health insurance products that best meet their needs. Our technology also enables us to communicate electronically with our insurance carrier partners and process consumers’ health insurance applications online. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. We estimate that as of December 31, 2006, we had approximately 393,900 members. We define a member as an individual currently covered by an insurance product for which we are entitled to receive compensation.

Our ecommerce platform provides our health insurance carrier partners access to new and profitable business. For example, based on an analysis of a portion of our membership during 2006, we believe approximately 40% of our members were uninsured prior to obtaining individual and family health insurance through us. We are a leading sales originator for many of the nation’s leading carriers, including Aetna, Humana, Kaiser Permanente, PacifiCare, Unicare, UnitedHealthcare and a number of leading BlueCross BlueShield carriers. We also enable carriers to reduce their processing costs, expand into new markets and gather and utilize relevant market data.

We serve as a trusted resource for objective information relating to health insurance and its affordability. Beginning in 2002, we have published several reports, including The Cost and Benefits of Individual Health Insurance Plans and Trends in Health Savings Accounts. We take an active role in health insurance reform by working with government policymakers and legislators to make health insurance more accessible and affordable. We believe that these activities provide greater awareness of the availability and affordability of health insurance and enhance our brand recognition among our members, marketing partners and carrier partners.

Our financial model is characterized by recurring revenue, health insurance pricing that is set by each carrier and approved by state regulators, and members who maintain their health insurance products for an average of more than two years (measured on a weighted-average basis for all products purchased through us, including short-term products, which are held for less than four months on average). We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. We typically receive commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to negotiation or discounting of prices by health insurance carriers or our competitors.

In addition to the revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their quoting and online content. These parties typically pay us certain guaranteed and performance-based fees.

Our Strategy

Our objective is to continue to strengthen our position as the leading online distribution platform for health insurance sold to individuals, families and small businesses.

Key elements of our strategy are to:

Increase Our Brand Awareness. We believe that building greater awareness of our brand is critical for our continued growth. A significant percentage of our website traffic is direct, and we intend to grow our direct website traffic by strengthening our brand awareness through a variety of marketing and public relations efforts that highlight our company as a leading source of objective health insurance information and affordable health insurance plans for individuals, families and small businesses.

Offer the Best Consumer Experience. We believe that providing the best consumer experience increases market adoption of our services, builds our brand awareness, drives word-of-mouth referrals and improves our visitor-to-member conversion rates. We intend to continue to further develop an online experience that empowers consumers with the knowledge, choice and services they need to select and purchase health insurance plans that best meet their needs. We also intend to continue to offer a wide selection of health insurance products, including tax-advantaged products such as Health Savings Account-eligible health plans that make health insurance more affordable and accessible for consumers. For example, one of our current initiatives is to adapt our ecommerce platform to facilitate defined benefit contributions to Health Savings Accounts by employers.

Extend Our Technology Leadership. We believe that our technology infrastructure and online platform give us a significant competitive advantage for the distribution of individual, family and small business health insurance. For example, our Electronic Processing Interchange feature reduces the time between application and enrollment. To extend our leadership position, we plan to continue to enhance our platform and its key capabilities to increase functionality, reliability, scalability and performance. In addition, we intend to continue to explore new ways to leverage and enhance our technology, including by licensing our technology to carriers, enabling them to market and sell their products online, by introducing new products and services, and by entering into new markets.

Broaden Our Carrier Network. We intend to continue to add new health insurance carriers to our ecommerce platform and expand our existing carrier relationships. We seek to deepen our technology integration with our carrier partners, allowing us to further streamline the sales process and increase revenue opportunities for us and our carrier partners. In addition, we intend to work closely with our carrier partners to help them more efficiently utilize our ecommerce platform to access previously underserved markets.

Expand Our Network of Marketing Partners and Other Member Acquisition Programs. We believe that a balanced member acquisition program is critical to the success of our business. We plan to continue to develop and expand our marketing relationships with banking, insurance, mortgage and other services and association partners. We expect to expand our joint marketing programs with these partners to drive awareness of our online platform to their customer and member bases. We also plan to continue our investments in other member acquisition sources such as paid search and other forms of online advertising.

Grow Our Online Advertising Sponsorship Business. We launched our online advertising business during 2006, which allows one or more carriers to purchase advertising space in specific markets in a sponsorship area on our website. Our sponsorship program enables carriers to achieve cost-effective advertising campaigns because their advertisements are targeted directly to consumers shopping for health insurance products in specific markets.

Continue Our Public Policy and Legislative Assistance and Support. We plan to continue to serve as a resource regarding the health insurance market to legislative and public policy organizations, without regard to political affiliation, as well as serve as an advocate for affordable and accessible health insurance. As a result of our unique position in the individual, family and small business health insurance market and the information and counsel regarding health insurance that we provide, we have become a trusted authority in the health insurance industry and among key decision makers in the government. We believe these efforts contribute a valuable public service, increase our brand awareness and allow us to work more effectively with our marketing and carrier partners.

Pursue International Expansion Opportunities. We believe there may be significant growth opportunities for us internationally and that the benefits of our ecommerce platform can be extended to international markets. We are evaluating opportunities to expand our business outside of the United States and may pursue these opportunities in the future.

Our Platform and Services

Our ecommerce platform organizes and presents voluminous and complex health insurance information in an unbiased and objective format and empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance products. As of December 31, 2006, we offered more than 7,000 health insurance plans from over 160 health insurance carriers, representing the largest health insurance product portfolio available online. The products we offer include major medical health insurance coverage such as preferred provider organization, health maintenance organization and indemnity plans, short- term medical insurance, student health insurance and ancillary products such as dental, vision and life insurance.

Key elements of our platform include:

Online Rate Quoting and Comprehensive Plan Information. Our ecommerce platform instantly provides consumers online rate quotes and comprehensive plan benefit information from a large number of health insurance carriers. After entering a minimal amount of relevant information on our website, such as zip code, gender, age, smoker or non-smoker and student status, the consumer instantly receives a comprehensive list of applicable health insurance products and benefit information in an easy-to-understand format. This information includes each plan’s rates, benefits and features, as well as financial stability ratings of the health insurance carrier. The list also highlights sponsored plans (plans that our carriers pay us for preferred placement on our website) and our best sellers (the most popular plans in the consumer’s market). The consumer can sort through the quoted plans based on price, health insurance carrier, deductible amount, or search the list of quoted plans to obtain a subset based on various consumer preferences.

Plan Comparison and Recommendations. Our ecommerce platform enables consumers to compare and contrast health insurance plans in a side-by-side format based on plan characteristics such as price, plan type, deductible amount, co-payment amount and in-network and out-of-network benefits. To further assist consumers in choosing a health insurance plan that best meets their needs, our platform can provide consumers with personalized recommendations. Our automated recommendation capability presents a short series of questions and recommends up to four health insurance plans based on the consumer’s input.

Online Application and Enrollment Forms. Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families complete application and enrollment forms correctly in real-time. This reduces delay resulting from application rework, a significant problem with traditional health insurance distribution, where incomplete applications are mailed back and forth between the consumer, the traditional agent and the carrier. We further simplify the enrollment process by accepting electronic signature and electronic payment from our consumers. More than 70% of our applications submitted for individual, family and short-term health insurance products in 2006 were completed using our electronic payment and signature technology.

Electronic Processing Interchange. Our Electronic Processing Interchange (EPI) technology integrates our online application process with health insurance carriers’ technology systems, enabling us to electronically deliver our consumers’ applications to health insurance carriers. This expedites the application process by eliminating manual delivery and reducing the need for data entry and human review. Through EPI, we also receive automatic alerts and data feeds from carriers, such as notification of underwriting approval or a request from a carrier for a consumer’s medical records for underwriting purposes, which we then relay electronically to the consumer. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier. EPI accelerates the application process. While the traditional paper-intensive non-EPI application process required approximately 43 days on average from submission through us to approval during 2006, the EPI application process required approximately 17 days on average from submission to approval over the same period. One of our carriers has also implemented instant membership approval with respect to its short-term health insurance. Instant membership is a technology that makes it possible for applicants to be approved immediately upon their online submission of the application.

Customer Care Center. At any step of the application process, consumers can obtain help from one of our licensed sales and customer service representatives through email, web-based chat or our toll-free telephone number. Our customer care center, which is divided into three general areas consisting of customer care, enrollment and customer service, had over 123 employees, 77 of whom were licensed agents, as of December 31, 2006. To promote unbiased carrier and plan recommendations, our representatives are compensated irrespective of the health insurance plan we sell. Our representatives use our proprietary consumer relationship management system to provide high-quality service to a much larger number of consumers than a local agent can service using traditional sales methods. Our system, which establishes a work queue protocol for each consumer request, enables our representatives to track each application, obtain real-time updates from the carrier, transmit information to the carrier, automatically generate and send emails specific to each consumer and carrier and cross-sell the consumer additional products and services.

We service the special needs of small businesses through our customer care center. Small businesses often do not have dedicated human resources personnel to design and administer a benefits program for their employees. To assist our small business members, we maintain a dedicated staff of small business customer service specialists. These agents are licensed in multiple jurisdictions so that, at any time, we have expertise available to small businesses in all 50 states and the District of Columbia. We also offer our small business members access to an online enrollment center so that their employees have the tools they need to better self-manage their health plan coverage. Because of the knowledge and expertise we have gained from working with hundreds of thousands of members, we believe that we offer our small business members a high level of service and expertise.

Carrier Relationships

As of December 31, 2006, we sold health insurance products for over 160 health insurance carriers, including large national carriers such as Aetna, Humana and UnitedHealthcare, over 40 BlueCross BlueShield carriers, and well-established regional carriers such as Health Net, Kaiser Permanente, PacifiCare and Unicare. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and often are or become terminable on short notice by either party for any reason. These agreements provide for the commission revenue that we receive from health insurance carriers, which is based on a percentage of the premium our members have paid to the carrier and in some instances commission override payments. Revenue we derived from our agreement with Golden Rule Insurance Company, which is owned by UnitedHealthcare, represented approximately 16% of our total revenue in 2006. The commission percentage used to calculate our commission revenue under our agreements with Golden Rule is based on the number of Golden Rule health insurance applications issued by us during a twelve-month period. Revenue we derived from our agreements with Blue Cross of California and Unicare, which are owned by WellPoint, represented approximately 12% of our total revenue in 2006. Our agreements with Golden Rule Insurance Company and Blue Cross of California and Unicare are terminable on 90 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement.

In addition to the revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their quoting and online content. These parties typically pay us certain guaranteed and performance-based fees.

We offer substantial benefits to health insurance carriers, including:

Increased New Sales. A primary benefit that we offer health insurance carriers is the substantial new business that we bring them. Since a significant percentage of our new members were uninsured when they obtained health insurance through us, we believe we are capturing new markets for carriers rather than simply moving market share from one carrier distribution channel to another carrier distribution channel, or from one carrier to another carrier.

Efficient Access to New Members and Markets. Our ecommerce platform enables health insurance carriers to efficiently provide their products to new consumers, including the fragmented and geographically dispersed individual, family and small business markets. Through our ecommerce platform, carriers can more cost-effectively reach a larger number of potential consumers than they can using traditional distribution channels. In addition, our ability to efficiently distribute health insurance products nationwide allows carriers to quickly enter new regions and introduce new products. Our platform also allows carriers to quickly and cost-effectively test new health insurance products and prices in existing and new markets.

Reduced Costs. Our ecommerce platform significantly reduces the costs associated with traditional paper-intensive distribution that is otherwise borne by our carrier partners. Our carrier partners save significant time and expense because our platform reduces the labor involved in reviewing, correcting and reworking applications. Our EPI technology also reduces and often eliminates the need for data entry, paper-intensive communication and human interaction during the sales process.

Access to Relevant and Timely Market Data. As a provider of a broad variety of health insurance plans in all 50 states and the District of Columbia, we are a unique source of market data for our carrier partners. We collect, aggregate and report on market trends regarding plan features, pricing, demand and consumer demographics, allowing our carrier partners to quickly react to changing market conditions and optimize their business processes. With our data, carriers can better design plan benefits and pricing to meet consumers’ needs.

Marketing

Our marketing strategy is to continue to build a large and loyal member base by providing superior value to our members. We focus on building brand awareness, increasing website visitors and converting visitors into buyers. Our marketing initiatives are varied and numerous. They include:

Direct Marketing. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. We have established a pay-for-performance network, comprised of hundreds of partners that drive consumers to our ecommerce platform. These partners fall into three general categories:

•

Financial and online services partners in industries such as banking, insurance, mortgage, association and other financial services, including Aetna, Aon, Bank of America, Cargill, Countrywide, Esurance, Gallagher, Insurance.com, LowerMyBills, NFIB, Paychex, Sallie Mae, UnitedHealthcare, Wells Fargo, Willis and Zurich.

•

Affiliate programs, including our marketing programs managed through Commission Junction and our own established affiliate program. By aggregating hundreds of website publishers, both small and large, through our affiliate programs, we broadly promote our brand and services over the Internet.

•

Online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing. We have established relationships with advertisers who, through keyword search and other strategies, identify consumers seeking health insurance on the Internet.

Many of our partners agree to an initial two-year term contract that contains an automatic renewal clause for subsequent one-year periods. In addition, many of our partners are contractually required to promote our services on an exclusive basis. We generally compensate our partners for their consumer referrals on a submitted health insurance application basis. If a partner is a licensed agent, we may share a percentage of the revenue we earn from the carrier for each member referred by that partner.

Public Relations. We conduct a broad and comprehensive public relations program that creates awareness and credibility among uninsured and insured individuals, families and small businesses nationwide. We have received national coverage in publications such as Business Week, CBS MarketWatch, Forbes, Kiplinger’s Personal Finance and Time, as well as numerous daily newspapers including The New York Times, USA Today and The Wall Street Journal. We have also received coverage on local and national TV and radio in major U.S. cities. Beginning in 2002, we have published several reports each year, including The Cost and Benefits of Individual Health Insurance Plans and Trends in Health Savings Accounts.

Government Relations. We serve as a trusted source of unbiased information about health insurance to government officials and policy makers. Our executives have met with members of Congress and their staffs, with the White House and with other federal agencies. For example, our executives have testified before Congress to support initiatives for the affordability and accessibility of health insurance and in February 2007, our chief executive officer met with President Bush to discuss his health care proposal. We have taken an active role in the debate over new health insurance legislation in Washington, D.C., including Health Savings Account legislation. In June 2006, we provided testimony on Health Savings Accounts to the House Ways and Means Committee. Some examples of legislation on which we are currently working with members of Congress include bills that would provide tax relief for individuals and families who purchase their own health insurance coverage. We promote laws that make health insurance accessible and affordable.

Technology

Since our inception in 1997, we have invested significant financial and human resources in building a unique and scalable, proprietary ecommerce platform. We were the first to bring to consumers several technologies that have streamlined the complex and traditionally paper-intensive health insurance sales process. These technologies include:

Universal Quoting Engine. Our proprietary quoting engine aggregates and unifies health insurance policy quotes from a large number of health insurance carriers. Because each carrier’s quoting algorithm is unique and there is no industry standard algorithm among carriers, we utilize our proprietary rate entry and management tools and datagate system to unify the rates for each carrier’s health insurance plans. This technology allows for rapid implementation of quoting services and direct comparison of different plans.

Plan Comparison and Selection Tools. We offer online comparison and recommendation tools that distill voluminous health insurance information and enable consumers to select health insurance plans that best meet their particular needs. Our compare-and-choose functionality, for which a related patent application has been filed, presents benefit information in an easy-to-understand format and highlights certain plans based on various criteria. We also provide consumers with a recommendation tool, for which a related patent application has been filed, that dynamically interacts with the consumer and presents an unbiased list of recommended plans. In addition, we offer a physician finder feature, which allows consumers to compare health insurance plans in which their doctor is a member.

Application Designer Tool and Runtime Engine. Health insurance applications vary widely by carrier and state. Our proprietary graphical Application Designer Tool allows us to capture each application’s unique business rules and build a corresponding online application in XML format that can be instantly deployed to our website. Our XML-based Runtime Engine is the underlying infrastructure of our online application process. Based on the metadata created through the Application Designer Tool, the Runtime Engine dynamically generates carrier-specific online pages and screen flow controls, and checks and enforces business rules and application underwriting logic.

Online Application Process. Our online applications substantially streamline the traditional, paper-intensive health insurance application process. Because each carrier and each plan require different information, our online applications are dynamic and request only the information required in the particular circumstance. Our system also checks each answer to each question and immediately notifies the applicant of any missing information. This real-time process prevents rework from the health insurance carrier, a serious problem in the paper-intensive insurance process where weeks are lost as incomplete applications are mailed back and forth between carriers, agents and applicants.

Electronic Processing Interchange. We have developed an Electronic Processing Interchange (EPI) technology, for which a related patent application has been filed, to simplify the enrollment process and better integrate our technology systems with those of the health insurance carriers whose plans we offer. To implement EPI, we build and host a proprietary extranet that supports both real-time and batch interfaces for carriers. EPI enables carriers to search, retrieve, print, download and update consumers’ health insurance applications. Carriers can upload enrollment files in XML format through our extranet. EPI also utilizes XML delivery of status files from health insurance carrier systems to ours, allowing us to monitor and track the status and progress of each application. We then provide this real-time information to our consumers through their private accounts on our website as well as through automatically generated emails.

Our EPI technology leverages eSign and ePayment to enable consumers to complete the entire health insurance purchasing process online. We take advantage of the Electronic Signatures in Global and National Commerce Act of 2000 by permitting applicants to apply for health insurance without the need to print, physically sign and mail the application. We believe that we were the first to apply eSign and ePayment to the distribution of health insurance. More than 70% of our individual, family and short-term health insurance applications in 2006 were completed using our electronic payment and signature technology.

Through EPI, we also offer consumers in certain markets the opportunity to obtain instant approval for short-term health insurance from one carrier without any underwriting delay. At the end of the online application process, we send the application file to the carrier and receive an approval number that we automatically relay to the applicant. Applicants who apply using this instant membership approval feature can be immediately approved and enjoy health insurance coverage on an expedited basis. We hope to enter into relationships with carriers to extend this instant membership approval technology to individual and family health insurance that is not short term. We are designing the application of our EPI technology to shorten the approval process for individual and family insurance EPI applications from an average of 17 days during 2006 to as little as one business day. Given the innovativeness of the idea of instant membership approval and the depth of integration required, we expect gradual implementation of this technology by the carriers that choose to adopt it and for the adoption to occur on a carrier-by-carrier basis.

As of December 31, 2006, approximately 94% of the individual and family plan carriers represented on our website had implemented all or a portion of our EPI technology, and in 2006 more than 70% of the consumers applying for individual and family health insurance products applied using our EPI technology when presented with the opportunity to use it.

Application Archival. Our online sales process necessitates the collection of online application data and translation of this data without modification to a fixed version of the application. Each time an online application is submitted on our website, our proprietary archival system collects and merges the application data with a PDF template. The system then creates, encrypts and securely stores the resulting application form. This process ensures that the application generated, stored and reviewed by the consumer at the time of submission is secure and unchangeable.

Datagate for Electronic Interchange. Our proprietary datagate system facilitates electronic data interchange with our carrier partners. The types of data transferred include applications, rates and benefits, underwriting statuses and membership information. Our system supports many different methods of communication that are implemented based on the partner’s capabilities and preferences, including HTTPS, web services and FTP.

Back Office Systems. Our proprietary back office customer relationship management system enables us to provide a full range of customer service tasks in an efficient, highly scalable and personalized manner. Using these tools, we can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

Partner Tools. We support our marketing partners with customized marketing and management tools. Our partner registration and management tool quickly configures partner portals with various customization options, including branding, email capture, product offering and customized content such as articles and links. Our reporting extranet provides partners with up-to-date information on the performance of their portals, resources for online marketing and search optimization and the ability to generate customized reports.

Modular Architecture and Deployment Process. Our system is comprised of four major areas: front office, back office, datagate and various services. Each area is deployed independently into different hosting servers to ensure maximum availability. We release our software periodically (typically weekly) using a vigorous release process that integrates scheduled changes from multiple development code branches into several testing and staging environments. We have developed various deployment tools and regression testing scripts to ensure the quality of our releases.

Security. We seek to offer our website visitors, members and insurance carrier partners industry-leading levels of reliability and security. Our ecommerce platform has been designed to handle large and expanding volumes of visitor traffic, health insurance quote requests and health insurance applications. We believe the facilities supporting this platform have ample bandwidth capacity and power and backbone redundancy to support the current and anticipated near-term growth of our business. We rely in part on third-party vendors, including data center and bandwidth providers, to support our ecommerce platform. We use third-party encryption technology to facilitate the secure transmittal of confidential information. Additionally, we incorporate a multi-level firewall infrastructure to help prevent unauthorized access to our systems and data, and have implemented intrusion detection systems.

Technology and Content

We have a large and experienced technology and content team consisting of 125 full-time employees as of December 31, 2006 located in our Mountain View and Gold River locations, as well as our technology center in Xiamen, China. We also operate a separate technology center with Xiamen University where researchers from the University work with us on various ecommerce research projects. We spent $7.5 million, $8.1 million and $10.1 million in 2004, 2005 and 2006 to fund our technology and content activities during those periods. Ongoing enhancements to the features and functionality of our ecommerce platform are critical to maintain our technological leadership position in the industry. Our technology and content team was responsible for the initial development of our ecommerce platform and website user interface as well as the creation of the features and functionality we offer to consumers. These features include our EPI, online rate quoting engine, plan comparison tool and instant membership technology.

Current initiatives include development of technology that collects and analyzes consumer behavior and, based on this data, dynamically modifies the consumer’s online experience. We are also seeking to extend our real-time underwriting and instant membership approval technology to more carriers, to add new tools to our platform that further improve its ability to dynamically search for plans and benefits and enhance our platform’s features to better meet the needs of businesses. In addition, we are redesigning our platform for the purpose of reducing the time it takes to complete product updates.

Government Regulation and Compliance

Government Regulation. We distribute health insurance products in all 50 states and in the District of Columbia through agency licenses held by us as is required by each state’s insurance department (in the case of the state of Florida, we currently conduct insurance business under the individual license of one of our employees, as required by Florida law prior to October 1, 2006, and we are currently awaiting approval of our Florida agency license application). The health insurance industry is heavily regulated. Each state and the District of Columbia has its own rules and regulations pertaining to the offer and sale of health insurance products, typically administered by its Department of Insurance. State insurance departments have broad administrative powers relating to, among other things:

•	regulating premium prices;

•	granting and revoking licenses to transact insurance business;

•	approving individuals and entities to which commissions can be paid;

•	regulating advertising, marketing and trade practices;

•	monitoring broker and agent conduct; and

•	imposing continuing education requirements.

We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business. As of December 31, 2006, we and our employees held a total of over 2,000 agency and individual agent licenses in the 50 states and in the District of Columbia. We have a dedicated licensing group that is responsible for maintaining these licenses and serving as an accredited continuing education provider for our licensed employees. We monitor the regulatory compliance of our sales, marketing and advertising practices and the related activities of our employees.

We have also received a non-business-transacting (Bei An) Internet Content Provider (ICP) registration from the Ministry of Information Industry in China and a business-ancillary (Jian Ye) insurance agency license from the China Insurance Regulatory Commission (CIRC). At this time, we are investigating the viability of marketing and selling insurance online in China.

Carrier Requirements. We are required to be appointed by a carrier in order to transact business on the carrier’s behalf, typically through an agency contract. As of December 31, 2006, we had relationships with over 160 carriers. Our licensing group is responsible for maintaining our appointments with these carriers.

Privacy and Privacy Laws. We are subject to state and federal laws and regulations that require us to maintain the privacy of personal information that we collect from consumers. Because consumers place a high priority on our ability to maintain the privacy, security and integrity of personal information they provide to us, we previously had our information privacy practices certified by an independent, non-profit organization dedicated to promoting Internet information privacy. We also previously engaged a private risk management organization to assess the effectiveness of our internal security, information and technology controls relating to the electronic submission of health insurance applications through our platform. We have also appointed a privacy officer to monitor our compliance with federal and state laws related to privacy, including the Gramm-Leach-Bliley Act’s and the Health Insurance Portability & Accountability Act’s privacy and security rules.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also have filed patent applications that relate to certain of our technology and business processes.

Trademarks. Our four registered trademarks in the U.S. are eHealth, eHealthInsurance, eHealthSystems and Online Anytime. Our eHealth and eHealthInsurance marks have reached incontestability status with the U.S.

Patent and Trademark Office, which means the marks have been in use for over five years and, with certain limited exceptions, no third party can contest the validity of the marks or our ownership of them. We have successfully enforced our rights against cybersquatters (entities using our marks in their domain names) and typosquatters (entities using misspellings of our trademarks in their domain names). In response to our cease and desist letters, cybersquatters and typosquatters have generally assigned the domain names to us.

Patent Applications. Our published patent application and other pending patent applications relate to the technology and business processes underlying our core product offerings such as EPI, Fast Quote, Recommendation Tool, Compare and Choose functionality, Application Designer Tool and Runtime Engine. Our EPI system streamlines the enrollment process by seamlessly integrating our technology systems with those of the health insurance carriers whose plans we offer. The patent application relating to the EPI system was published May 1, 2003.

Our Fast Quote system simplifies the search for health insurance quotes on the Internet. Using Fast Quote, a potential consumer, who has already provided a minimum of personal data (i.e., birth date, gender, zip code and tobacco use) on a website other than ours, can merely click on a link on that website and immediately be transferred to our Quote Page. This page is prepopulated with the consumer’s information, enabling the consumer to quickly review, compare and apply for a health plan. The patent application relating to the Fast Quote system was filed on April 12, 2005.

Our Recommendation Tool provides guidance as to which product will best suit a consumer’s needs. This tool dynamically interacts with the consumer, asking a series of questions, each subsequent question based on the consumer’s previous answer, and filters out all of the available health plans until it can present an unbiased recommendation of one to four health insurance plans. The patent application relating to the Recommendation Tool was filed on June 27, 2005.

Our Compare and Choose functionality presents voluminous health insurance information in an easy-to-understand format and helps consumers choose between numerous available plans. For example, it provides mouse-over icons that identify and explain the key benefits in each plan. It also recommends plans to users by identifying sponsored plans (plans for which our carriers pay us to feature on our website), best sellers (top selling insurance plans in the consumer’s state for certain categories of applicants), top 25 plans (plans we choose to highlight) and featured plans (plans that are new or plans that have been identified in a previous period as best sellers). The patent application relating to the Compare and Choose system was filed on November 1, 2005.

Our Application Designer Tool allows us to capture each application’s unique business rules and build a corresponding online application in XML format that can be instantly deployed to our website. A patent application related to the Application Designer Tool was filed on April 24, 2006.

Our XML-based Runtime Engine is the underlying infrastructure of our online application process. Based on the metadata created through the Application Designer Tool, the Runtime Engine dynamically generates carrier-specific online pages and screen flow controls, and checks and enforces business rules and application underwriting logic. A patent application related to the Runtime Engine was filed on April 24, 2006.

Copyrights. Our website is a registered copyright in the United States. In China, we have registered computer software copyrights for an internally developed software system and for a project management tool.

We also incorporate a number of third-party software products into our application server pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to, among other things, enhance our XML architecture, generate PDF versions of health insurance applications and improve our graphical layout.

Competition

The market for selling insurance products is highly competitive and the sale of health insurance over the Internet is new and rapidly evolving. We compete with individuals and entities that offer and sell health insurance products utilizing traditional distribution channels, as well as the Internet. Our current or potential competitors include:

Traditional local insurance agents. There are tens of thousands of local insurance agents across the United States who sell health insurance products in their communities. We believe that the vast majority of these local agents offer health insurance without significantly utilizing the Internet or technology other than simple desktop applications such as word processing and spreadsheet programs. Some traditional insurance agents, however, utilize general agents that offer online quoting services and other tools to obtain quotes from multiple carriers and prepare electronic benefit proposals to share with their potential customers. These general agents typically offer their services only for the small and mid-sized group markets (not the individual and family markets) and operate in only one or a few states. Additionally, some local agents use the Internet to acquire new consumer referrals from companies that have expertise in Internet marketing. These “lead aggregator” companies utilize keyword search, primarily paid keyword search listings on Google, MSN and Yahoo! and other forms of Internet advertising, to drive Internet traffic to the lead aggregator’s website. The lead aggregator then collects and sells consumer information to health insurance agents and, to a lesser extent, to health insurance carriers, both of whom endeavor to close the referrals through traditional offline sales methods.

Health insurance carriers’ “direct-to-member” sales. Some health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their products directly to consumers. Most of these carriers have superior brand recognition, extensive marketing budgets and significant financial resources to influence consumer preferences for searching and buying health insurance online. In addition, some carriers, which we choose not to represent, offer non-comprehensive health insurance at lower rates than the comprehensive major medical health insurance that we generally offer. The carriers we choose to represent, however, do not have a competitive price advantage over us. Because individual and family plan health insurance prices are regulated in all U.S. jurisdictions, a consumer is entitled to pay the same price for a particular plan, whether the consumer purchased the plan directly from one of our carrier partners or from us. Additionally, we have entered into marketing partnerships with some of our carrier partners, such as Aetna and UnitedHealthcare, and these carriers refer consumers to us from states they do not service.

Online agents. There are a number of agents that operate websites and provide a limited online shopping experience for consumers interested in purchasing health insurance (e.g., online quoting of health insurance product prices). Most of these online agents operate in only one or very few states, and some represent only one or a limited number of health insurance carriers. Some online agents also sell non-health insurance products such as auto insurance, life insurance and home insurance. We are the leading online source of health insurance products to individuals, families and small businesses and the only online source that is nationwide. We believe our ecommerce platform provides individuals, families and small businesses with the most comprehensive choice of affordable health insurance products. Additionally, we have entered into marketing partnerships with some online agencies and these agents refer consumers to us from states they do not service.

National insurance brokers. Although insurance brokers such as Aon Insurance Services, Arthur J. Gallagher & Co., Marsh, Inc. and Willis Group Limited have traditionally not focused on the individual, family and small business market, they may enter our markets and could compete with us. These large agencies have existing relationships with many of our carrier partners, are licensed nationwide and have large customer bases and significant financial, technical and marketing resources to compete in our markets. Some of these large agencies and financial services companies, such as Aon, Arthur J. Gallagher and Willis, have partnered with us in order to offer our services to their customer and member bases.

We believe the principal factors that determine our competitive advantage in the online distribution of health insurance include the following:

•	health insurance plan selection;

•	quality of website content and website tools;

•	strength of carrier relationships and depth of technology integration with carriers;

•	high-quality, unbiased customer service;

•	brand awareness and reputation;

•	strength of marketing partnerships; and

•	proven capabilities measured in years of delivering sales and creating and using reliable technology.

The price of a particular health insurance policy is not a competitive factor because a consumer is entitled to pay the same price for a particular individual and family plan, whether the consumer purchased the plan directly from a carrier, from us or from another agent.

Legal Proceedings

In September 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington in connection with our publication of a report in July 2006 entitled The Most Affordable Cities for Children’s and Family Health Insurance. The Office of the Insurance Commissioner of the State of Washington contends that the report is advertising and that our alleged mischaracterization of the affordability of individual health insurance in Spokane, Washington caused a violation of various Washington laws governing advertising, including prohibitions against false and misleading advertising in the conduct of insurance business. In general terms, the order requires us to cease and desist from further publication, distribution or republication of the report and from granting permission to republish, or assisting in the republication of, the report. We have challenged the order through an administrative proceeding and the order has been stayed pending the resolution of that proceeding.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters from time to time, including the order from the Office of the Insurance Commissioner of the State of Washington. We may also become involved in litigation in the future in the ordinary course of our business. If we are found to have violated laws or regulations in the state of Washington or in other states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

Facilities

Our headquarters are located in Mountain View, California and we operate a customer care center in Gold River, California. Our wholly-owned subsidiary eHealth China, Inc. maintains an office in Xiamen, China. All of our facilities are leased. We may require additional space as our business expands.

Employees

As of December 31, 2006, we had 357 employees, of which 26 were in marketing and advertising, 140 were in customer care and enrollment, 125 were in technology and content and 66 were in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

MANAGEMENT

Executive Officers and Key Employees

The following table sets forth our executive officers and key employees and their ages and the positions they held as of December 31, 2006.

Name	Age
Executive Officers:
Gary L. Lauer	53	President and Chief Executive Officer
Robert L. Fahlman	48	Senior Vice President, Carrier Relations and Chief Operating Officer
Stuart M. Huizinga	44	Senior Vice President and Chief Financial Officer
Bruce A. Telkamp	39	Senior Vice President, Business Development and Marketing, General Counsel and Secretary
Dr. Sheldon X. Wang	47	Senior Vice President and Chief Technology Officer
Key Employees:
Sam C. Gibbs	49	Senior Vice President and General Manager of Small Business
Robert S. Hurley	47	Vice President, Strategic Initiatives

Gary L. Lauer. President and Chief Executive Officer. Gary Lauer has served as our president and chief executive officer since December 1999, and as chairman of our board of directors since March 2002. Prior to joining us, Mr. Lauer was the chairman and chief executive officer of MetaCreations Corporation. Prior to MetaCreations, Mr. Lauer spent more than nine years at Silicon Graphics, Inc., a computing technology company, where he was a member of the senior executive team. Mr. Lauer started his career at IBM in sales and marketing management. Mr. Lauer holds a B.S. degree in finance and marketing from the University of Southern California Business School.

Robert L. Fahlman. Senior Vice President, Carrier Relations and Chief Operating Officer. Robert Fahlman has served as our senior vice president, carrier relations and chief operating officer since March 2000. Mr. Fahlman previously served as chief executive officer of Omni Health Care, a California health plan and health insurance company, and vice president of field operations at Healtheon Corporation, a healthcare Internet company now known as WebMD. Mr. Fahlman also previously served as a senior vice president at FHP and senior vice president at TakeCare Health Plan, two California managed healthcare plans. Mr. Fahlman holds a B.S. degree in business administration from Portland State University.

Stuart M. Huizinga. Senior Vice President and Chief Financial Officer. Stuart Huizinga has served as our senior vice president and chief financial officer since May 2000. Previously, Mr. Huizinga was a partner at Arthur Andersen LLP, an accounting firm. Mr. Huizinga holds a B.S. degree in business administration from San Jose State University and is a Certified Public Accountant in the state of California.

Bruce A. Telkamp. Senior Vice President, Business Development and Marketing, General Counsel and Secretary. Bruce Telkamp has served as our senior vice president, business development and marketing since February 2004 and as our general counsel and secretary since May 2000. Previously, Mr. Telkamp was the vice president of business development and general counsel of MetaCreations Corporation. Prior to MetaCreations, Mr. Telkamp was an attorney with the law firm of Wilson Sonsini Goodrich & Rosati P.C. in Palo Alto, California. Mr. Telkamp holds a B.A. degree in economics with honors from the University of California, Los Angeles and a J.D. degree with honors from the University of California, Hastings.

Dr. Sheldon X. Wang. Senior Vice President and Chief Technology Officer. Dr. Sheldon Wang has served as our senior vice president and chief technology officer since August 1999. Dr. Wang also serves as president and chief executive officer of eHealth’s subsidiary, eHealth China, Inc. Previously, Dr. Wang was senior vice president of research and development at Eclipsys Corporation, formerly known as HealthVISION, a provider of integrated healthcare enterprise information-technology solutions. Dr. Wang holds a B.S. degree in physics from the Fuzhou University of China, an M.S. degree in physics from Idaho State University and a Ph.D. in medical informatics from the University of Utah.

Sam C. Gibbs. Senior Vice President and General Manager of Small Business. Sam Gibbs has served as our senior vice president since September 2000. Since November 2004, Mr. Gibbs has served as general manager of our small business products and services business. Mr. Gibbs previously served as the general manager of our technology licensing business from December 2001 to November 2004 and as general manager of product management from September 2000 to December 2001. Mr. Gibbs previously was a vice president and general manager for Rand, an engineering services company. Mr. Gibbs was a founder, president and chief executive officer of AVCOM Systems, Inc., an engineering services and systems integration company, which was acquired by Rand Worldwide. Mr. Gibbs holds a B.S. degree in aeronautical engineering technology from Arizona State University.

Robert S. Hurley. Vice President of Strategic Initiatives. Robert Hurley has served as our vice president since April 1999. Since October 2003, Mr. Hurley has been responsible for our public and government relations efforts and has been instrumental in the Health Savings Account-related aspects of our business. From April 1999 to September 2003, Mr. Hurley was responsible for our customer care and enrollment functions. Mr. Hurley served as an associate vice president of sales and operations for the consumer business segment at Health Net, Inc., a managed healthcare company, and in various leadership roles at Foundation Health, a California health plan. Mr. Hurley holds a B.A. degree in law and society from the University of California, Santa Barbara.

ITEM 1A.	RISK FACTORS

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

We have a history of net losses and have only achieved net profitability on an annual basis in the year ended December 31, 2006. As of December 31, 2006, our accumulated deficit was $63.7 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. Maintaining profitability will require us to generate and sustain substantially increased revenue. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. To the extent that the rate of growth of our net new members slows, our revenue growth is also likely to slow. In addition, the commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. As a result, to the extent that the rate of growth of new members slows or our commission rates decrease for other reasons, our revenue could decline.

Commission rates we receive from health insurance carriers also affect our revenue growth. The commission rates we receive are impacted by a variety of factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, the location of members and the laws and regulations in that jurisdiction and the amount of time policies have been active. In addition, the growth in our overall commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs. To the extent these factors cause our commission rate per member to decline, our rate of growth may decline.

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance plan provided by a new or existing employer. In addition, our members may choose to transfer their policies to a different agent if, for example, they are not satisfied with our customer service or the health insurance products that we offer. Health insurance carriers may also terminate health insurance plans offered on our ecommerce platform. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover to levels we have experienced in the past, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

Our business may be harmed if we lose our relationships with health insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new carrier relationships.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their health insurance products for a variety of reasons, including for competitive or regulatory reasons, as a result of a reluctance to distribute their products over the Internet or because they do not want to be associated with our brand. For example, one carrier terminated its relationship with us with respect to the policies it offers in a particular state because the carrier decided to sell those policies through agents that exclusively offered that particular carrier’s products. In the future, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from selling their products on our ecommerce platform. Carriers may also choose not to distribute insurance products in the individual, family and small business markets.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Carriers owned by WellPoint and UnitedHealthcare represented 26% and 22% of our total revenue in 2005, respectively, and 22% and 20% of our total revenue in 2006, respectively. Revenue we derived from our agreement with Golden Rule Insurance Company, which is owned by UnitedHealthcare, represented 17% and 16% of our total revenue in 2005 and 2006, respectively. Revenue we derived from our agreements with Blue Cross of California and Unicare, which are owned by WellPoint, represented 15% and 12% of our total revenue in 2005 and 2006, respectively. Our agreements with Golden Rule Insurance Company and with Blue Cross of California and Unicare are terminable on 90 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

In February 2007, we moved our data center operations to San Jose, California from Redwood City, California and completed certain changes to our data center, including moving from a Sun/Solaris to a Linux operating system. We may experience technical difficulties in connection with these changes. If we experience a system failure, loss of data or disruption for any reason, including as a result of changes in our data center location or infrastructure, the performance of our website would be harmed and our service could shut down. In addition, any loss in data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. Our operations are vulnerable to earthquakes in the San Francisco Bay Area. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, operating results and financial condition.

Although we regularly back-up our system and store the system back-ups in a secure third-party offsite location with restricted access near the San Francisco Bay area, we do not have full second-site redundancy. If we were forced to rely on our system back-ups, we would experience significant delays in restoring the functionality of our website and could experience loss of data, which would harm our business and our operating results. We intend to create a fully redundant disaster recovery system for our data center and website. We may face significant technical challenges in successfully replicating our system and database. Any steps that we take to increase the redundancy and reliability of our systems may be expensive and may not be successful in reducing the frequency or duration of system failures or website downtime.

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

Health insurance carriers typically pay us a specified percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy. We rely on carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because the majority of our members terminate their policies by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. To the extent that health insurance carriers understate or fail to report the amount of commissions due to us in a timely manner or at all, we will not collect and recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

Our rate of growth may decline if we are unable to increase our revenue relating to sponsorship advertising.

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. Our revenue to date from the sale of sponsorship advertising has constituted a relatively small percentage of our total revenue. Our sponsorship advertising initiative is relatively new and unproven and, if we do not continue to successfully increase our revenue from the sale of sponsorship advertising, our rate of growth may decline. The success of our sponsorship advertising program is dependent upon a number of factors, including consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

We may not be successful in licensing our ecommerce technology to health insurance carriers and other third parties.

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. Our revenue to date from the licensing of our ecommerce technology has constituted a relatively small percentage of our total revenue. Our technology licensing initiative is relatively new and unproven and, if we do not continue to successfully increase our revenue from the license of our technology, our rate of growth may decline. The business of licensing the use of our technology to others could facilitate carrier and other third party competition with us in the sale of health insurance over the Internet and is subject to a number of additional risks and uncertainties, including consumer and health insurance carrier adoption of our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to establish relationships with new health insurance carriers, the reliability and performance of our ecommerce platform and the relative cost of developing competing technology. If we are not able to offer health insurance carriers and other third parties a reliable platform to cost-efficiently offer their products over the Internet, our technology licensing business will be unsuccessful.

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

In September 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington in connection with our publication of a report in July 2006 entitled The Most Affordable Cities for Children’s and Family Health Insurance. The Office of the Insurance Commissioner of the State of Washington contends that the report is advertising and that our alleged mischaracterization of the affordability of individual health insurance in Spokane, Washington caused a violation of various Washington laws governing advertising, including prohibitions against false and misleading advertising in the conduct of insurance business. In general terms, the order requires us to cease and desist from further publication, distribution or republication of the report and from granting permission to republish, or assisting in the republication of, the report. We have challenged the order through an administrative proceeding and the order has been stayed pending the resolution of that proceeding.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters from time to time, including the order from the Office of the Insurance Commissioner of the State of Washington. We may also become involved in litigation in the future in the ordinary course of our business. If we are found to have violated laws or regulations in the state of Washington or in other states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

Our success is dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time, and the loss of the services of any of our executive officers or key employees could harm our business. Our success is also dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed.

Our senior management and key employees are substantially vested in their stock options as of December 31, 2006. While we have in the past, and may in the future, grant these employees additional equity incentives, these employees may be more likely to leave us after their existing stock options fully vest, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. Our senior management and key employees work for us on an at-will basis and our business could be harmed if we lose their services.

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

If we raise additional capital through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of us, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Our net income in future periods could be significantly reduced as a result of employee stock-based compensation expense.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the year ended December 31, 2006, we recorded stock-based compensation expense totaling $283,000 related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at December 31, 2006 was approximately $3.6 million, net of estimated forfeitures of $383,000. This amount will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures. Because the amount, terms and fair values of awards to be issued in the future are unknown, we are unable to predict the future impact on our consolidated financial statements of stock-based compensation expense related to future awards. However, we expect that the impact could be material over time as the number of awards issued and outstanding increases.

We will incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will continue to incur auditing, consulting and other costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Global Market. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Being a public company has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Any of these expenses could harm our business, operating results and financial condition.

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

Another example of a potentially adverse regulatory change relates to the adoption of “guaranteed issue” laws and regulations in the individual and family health insurance markets. These requirements, which are currently in effect in a limited number of states such as Massachusetts, New Jersey and New York, and have been proposed in California, prohibit health insurance carriers from denying health insurance coverage to individuals based on their health status. It has been our experience that substantially fewer health insurance carriers offer plans in the individual and family health insurance market in states with guaranteed issue regulations in effect compared to others. Moreover, health insurance carriers that do offer individual and family plans may charge substantially increased premiums and/or pay reduced commissions to agents. We believe that limited choice and high premiums result in less demand for individual and family health insurance plans which, when coupled with reduced commissions to agents, results in substantially less revenue for us in these states. Our business, operating results and financial condition would be harmed if the adoption of guaranteed issue laws or regulations becomes more widespread and results in less demand and/or reduced commissions.

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a recent proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% of premium revenue on patient care. We do not know what impact a combination of mandates and other related measures would have on our business, but they could harm our business, operating results and financial condition.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use of agents and brokers to market their products. Fundamental changes to this system or in the manner in which health insurance is distributed in the United States could reduce or eliminate the demand for private health insurance for individuals, families and small businesses or increase our competition, which would harm our business. Recently, there has been substantial national and state attention and debate regarding the fairest and most effective method of healthcare reimbursement. For instance, some advocates promote a single-payer healthcare system that would be largely underwritten by the state or federal government. The adoption of state or federal laws that promote or establish a government-sponsored single-payer healthcare system could reduce or eliminate the number of individuals, families and small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and harm our business, operating results and financial condition.

Other proposals seek to provide health insurance coverage to all individuals, but do so by maintaining many key aspects of the private sector health insurance system rather than proposing a single-payer system. One example is California, which has proposed a plan that includes guaranteed issue laws, a mandate that requires all individuals to obtain health insurance, incentives for many employers to offer health insurance to workers, and a requirement that health insurance carriers spend 85% of premium revenue on patient care. We do not know what impact the California plan and any related proposals may have on our business, but they could, if implemented, harm our business, operating results and financial condition.

Risks Related to the Internet and Electronic Commerce

Our business is subject to online commerce security risks and if we are unable to safeguard the security and privacy of confidential data, our business will be harmed.

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their application for health insurance. We currently rely on encryption technology licensed from third parties to facilitate secure transmittal of confidential information. We incorporate a multi-level firewall infrastructure to help prevent unauthorized access to our systems and data and have implemented intrusion detection systems. While we have not to date experienced any security breaches of which we are aware that has resulted in the theft of information, we cannot guarantee that we will be free of security breaches in the future. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our service and could subject us to significant liability as well as regulatory action, which would harm our business, operating results and financial condition.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up they entered into in connection with our initial public offering and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the initial public offering price. As of December 31, 2006, we had 21,748,932 shares of common stock outstanding. Of these shares, only 5,750,000 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. Morgan Stanley & Co. Incorporated and Merrill Lynch may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements on April 11, 2007.

After the lock-up agreements pertaining to our initial public offering expire and based on shares outstanding as of December 31, 2006, an additional 15,998,932 shares will be eligible for sale in the public market. Directors, executive officers and other affiliates held 13,015,759 shares of common stock as of December 31, 2006 and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, outstanding options to purchase 5,436,062 shares of our common stock and restricted stock units covering 33,256 shares of common stock under our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan as of December 31, 2006, plus 2,713,901 shares reserved for future issuance under our 2006 Equity Incentive Plan as of January 1, 2007 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and their affiliated entities beneficially owned approximately 60 percent of our outstanding common stock as of December 31, 2006. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2006:

Location	Approximate Square Footage	Primary Use
Mountain View, California – East Middlefield Road	17,740	Corporate headquarters, marketing and advertising, technology and content, and general and administrative

Mountain View, California – North Whisman Road	7,744	Marketing and advertising and general and administrative

Gold River, California	28,813	Customer care and enrollment, technology and content and general and administrative

Xiamen, China	29,224	Technology and content and general and administrative

We lease or sublease all of these properties. We believe our existing facilities are adequate to meet our needs for the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

In September 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington in connection with our publication of a report in July 2006 entitled The Most Affordable Cities for Children’s and Family Health Insurance. The Office of the Insurance Commissioner of the State of Washington contends that the report is advertising and that our alleged mischaracterization of the affordability of individual health insurance in Spokane, Washington caused a violation of various Washington laws governing advertising, including prohibitions against false and misleading advertising in the conduct of insurance business. In general terms, the order requires us to cease and desist from further publication, distribution or republication of the report and from granting permission to republish, or assisting in the republication of, the report. We have challenged the order through an administrative proceeding and the order has been stayed pending the resolution of that proceeding.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters from time to time, including the order from the Office of the Insurance Commissioner of the State of Washington. We may also become involved in litigation in the future in the ordinary course of our business. If we are found to have violated laws or regulations in the state of Washington or in other states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 28, 2007, there were approximately 144 stockholders of record of our common stock and the closing price of our common stock was $25.02 per share on February 28, 2007 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
Fourth Quarter 2006 (from October 13, 2006)	$27.10	$20.08
First Quarter 2007 (through February 28, 2007)	$25.25	$20.20

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We registered all of our stock plans pursuant to Form S-8 filed with the Securities and Exchange Commission on October 13, 2006. Prior to this date, we issued to our directors and employees options to purchase 268,771 shares of common stock at an average price of $12.71 per share and an aggregate exercise price of $3.4 million during 2006. All of these issuances were from our 2005 Stock Plan. As a result of the exercise of options to purchase common stock, we issued 213,761 shares of common stock with an average exercise price of $2.15 per share and an aggregate purchase price of $459,000 during 2006. Of these common shares issued, 212,261 were from our 1998 Stock Plan and 1,500 were from our 2005 Stock Plan. In addition, during 2006 we issued 7,091 shares of restricted stock to our employees at grant-date fair values ranging from $9.70 to $13.00 per share and an aggregate fair value of $89,000 from our 2004 Stock Plan for eHealth China. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) under the Securities Act of 1933, as amended.

Use of Proceeds from our Initial Public Offering

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-133526) under the Securities Act of 1933 in connection with the initial public offering of our common stock, $0.001 par value, effective on October 12, 2006. Under this registration statement, we registered 5,000,000 shares of our common stock, and another 750,000 shares subject to the underwriters’ over-allotment option. All 5,750,000 shares of common stock registered under the registration statement, including the 750,000 shares covered by the over-allotment option, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering closed on October 18, 2006. The managing underwriters were Morgan Stanley, Merrill Lynch & Co., Thomas Weisel Partners LLC and JMP Securities.

The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds from the shares of common stock sold by us were $80.5 million. The aggregate net proceeds to us from the offering were approximately $70.2 million, after deducting an aggregate of $5.7 million in underwriting discounts and commissions paid to the underwriters and an estimated $4.6 million in other expenses incurred in connection with the offering.

We have not spent any of the net proceeds from our public offering and currently hold the net proceeds in money market accounts, although we intend to invest a substantial portion of the funds in short-term, investment-grade, interest bearing instruments. In the future, we may use a portion of the net proceeds to acquire or make investments in complementary companies, services and technologies.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the RDG Internet Composite Index for the period beginning on October 13, 2006 (the date our common stock commenced trading on The NASDAQ Global Market) through February 28, 2007, assuming an initial investment of $100. While the initial public offering price of our common stock was $14.00 per share, the graph assumes the initial value of our common stock on October 13, 2006 was the closing sales price of $22.90 per share. Data for the NASDAQ Composite Index and the Research Data Group Internet Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	10/13/2006	10/31/2006	11/30/2006	12/29/2006	1/31/2007	2/28/2007
eHealth, Inc.	$100.00	$96.59	$97.86	$87.82	$96.24	$109.26
NASDAQ Composite Index	100.00	104.75	107.62	107.40	109.47	107.58
RDG Internet Composite Index	100.00	106.31	111.68	110.89	114.29	108.89

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

We effected a 1-for-2 reverse stock split of our common stock, convertible preferred stock and Class A nonvoting common stock in September 2006. All share and per share amounts contained in our consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Commission	$16,500	$21,868	$29,783	$41,237	$58,943
Sponsorship, licensing and other	80	368	432	515	2,367

Total revenue	16,580	22,236	30,215	41,752	61,310
Operating costs and expenses:
Cost of revenue-sharing	542	600	447	614	1,305
Marketing and advertising*	7,472	7,002	12,732	17,786	21,405
Customer care and enrollment*	5,906	6,185	7,577	8,822	10,991
Technology and content*	6,668	6,595	7,461	8,054	10,137
General and administrative*	5,644	5,123	5,385	7,108	9,482

Total operating costs and expenses	26,232	25,505	33,602	42,384	53,320

Income (loss) from operations	(9,652)	(3,269)	(3,387)	(632)	7,990
Other income, net	6	74	60	239	1,326

Income (loss) before income taxes	(9,646)	(3,195)	(3,327)	(393)	9,316
Provision for (benefit from) income taxes	—	—	—	21	(7,161)

Net income (loss)	$(9,646)	$(3,195)	$(3,327)	$(414)	$16,477

Net income (loss) per share:
Basic—common stock	$(2.18)	$(0.74)	$(0.74)	$(0.09)	$1.91
Basic—Class A nonvoting common stock	—	—	—	$(0.09)	$1.91
Diluted—common stock	$(2.18)	$(0.74)	$(0.74)	$(0.09)	$0.80
Diluted—Class A nonvoting common stock	—	—	—	$(0.09)	$0.80

Net income (loss):
Allocated to common stock	$(9,646)	(3,195)	$(3,327)	$(414)	$16,391
Allocated to Class A nonvoting common stock	—	—	—	—	86

Net income (loss)	$(9,464)	$(3,195)	$(3,327)	$(414)	$16,477

Weighted-average number of shares used in per share amounts:
Basic—common stock	4,428	4,331	4,473	4,661	8,590
Basic—Class A nonvoting common stock	—	—	—	3	45
Diluted—common stock	4,428	4,331	4,473	4,661	20,572
Diluted—Class A nonvoting common stock	—	—	—	3	45

* Includes stock-based compensation as follows:
Marketing and advertising	$—	$49	$59	$97	$47
Customer care and enrollment	—	25	7	6	42
Technology and content	—	9	14	62	226
General and administrative	68	9	19	26	139

Total	$68	$92	$99	$191	$454

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,343	$10,646	$8,707	$9,415	$90,316
Working capital	10,588	8,149	4,797	3,636	86,503
Total assets	18,152	14,620	12,898	15,165	104,928
Other non-current liabilities	63	17	59	212	317
Convertible preferred stock	86,351	86,422	86,370	86,319	—
Accumulated deficit	(73,196)	(76,391)	(79,718)	(80,132)	(63,655)
Total stockholders’ equity (deficit)	(72,383)	(75,452)	(78,396)	(78,181)	95,740

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our incorporation in November 1997, we have spent approximately $55 million on technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 160 health insurance carriers, enabling us to offer more than 7,000 health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

Our financial model is characterized by recurring revenue, health insurance pricing that is set by each carrier and approved by state regulators, and members who maintain their health insurance products for an average of more than two years (measured on a weighted-average basis for all products purchased through us, including short-term products, which are held for less than four months on average). We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. We typically receive commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to negotiation or discounting of prices by health insurance carriers or our competitors.

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 98.6%, 98.8% and 96.1% of our total revenue for the years ended December 31, 2004, 2005 and 2006, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and, to a lesser extent, licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual, family and small business health insurance markets and corresponding growth in our membership. We estimate that as of December 31, 2006 we had approximately 393,900 members compared to an estimated 277,600 members at December 31, 2005. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

We believe that there is significant opportunity to expand our share of the individual, family and small business health insurance markets and thereby increase our revenue. For example, we estimate our share of the individual and family health insurance market as of December 31, 2006 represented approximately 2% of the total market, assuming 17 million individuals in the United States directly purchased their health insurance coverage as reported by the U.S. Census Bureau in 2004. Historically, our revenue and business have been more significantly affected by the rate of growth in the number of consumers using the Internet to research and purchase health insurance than by the rate at which the health insurance industry has grown. We expect that the rate of online adoption will continue to be a primary driver of our revenue.

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

Revenue attributable to individual and family product offerings in each of the years ended December 31, 2005 and 2006 represented approximately 80% of our total revenue. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their quoting and online content. These parties typically pay us certain guaranteed and performance-based fees.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories. For the years ended December 31, 2004, 2005 and 2006, applications submitted through us for individual and family health insurance products from our direct channel constituted approximately 45%, 40% and 40% of all individual and family health insurance applications submitted on our website. We expect our direct channel will continue to be our most cost-effective channel.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding joint marketing programs with existing partners and adding new partners to our network. For the years ended December 31, 2004, 2005 and 2006, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 26%, 34% and 35%, respectively, of all individual and family health insurance applications submitted on our website. Our marketing partner channel is the primary driver of our small business member acquisition.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. For the years ended December 31, 2004, 2005 and 2006, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 29%, 26% and 25%, respectively, of all individual and family health insurance applications submitted on our website.

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

We generally compensate our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications we receive from such marketing partners increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses generally have increased or decreased in conjunction with these seasonal patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered volume-incentive marketing partner arrangements, we could incur expenses in excess of the amounts we had planned in periods of rapid growth in the volume of submitted applications from marketing partner referrals. Accordingly, an unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

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

We believe the cost of acquiring new members will continue to fluctuate based upon various factors, including the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing including keywords purchased by us, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, fluctuations in the percentage of consumers referred to our website who submit health insurance applications and the level of personnel costs required to manage our marketing and advertising programs.

Customer Care and Enrollment

Customer care and enrollment expenses consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in future periods.

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly-owned subsidiary in China, where technology development costs are generally lower. Our technology and content expenses incurred in China totaled $0.4 million, $0.7 million and $1.0 million during the years ended December 31, 2004, 2005 and 2006, respectively. We expect our technology and content expenses to increase in absolute dollars in the future due to our increased focus on technology development, including the enhancement of our ecommerce platform. Additionally, our technology and content expenses could increase significantly if we decide to pursue expansion opportunities outside of the United States.

General and Administrative

General and administrative expenses consist primarily of compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting. We expect our general and administrative expenses to continue to increase in 2007 due to the increased costs associated with operating as a public company and the costs necessary to support the growth in our business.

Summary of Selected Metrics

The following table shows certain selected metrics relating to our quarterly periods ended March 31, June 30, September 30 and December 31, 2006 and 2005:

2006	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter
IFP submitted applications (1)	74,500	71,500	78,200	76,300
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (2)	40%	39%	39%	40%
Marketing partners (3)	39%	36%	34%	33%
Online advertising (4)	21%	25%	27%	27%

Total	100%	100%	100%	100%
IFP new members (5)	57,800	60,900	68,000	68,300
Total new members (6)	79,600	87,000	102,400	97,200
Total revenue (7)	$13,035,000	$14,197,000	$16,662,000	$17,416,000
Total revenue per estimated member for the period (8)	$45	$45	$48	$46
Marketing and advertising expenses (9)	$4,860,000	$5,146,000	$5,798,000	$5,601,000
Acquisition cost per individual on IFP submitted applications (10)	$42	$47	$49	$47
IFP estimated membership (11)	248,700	265,900	297,400	319,000
Total estimated membership (12)	305,300	328,100	363,000	393,900

2005	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter
IFP submitted applications (1)	50,700	50,900	59,000	61,000
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (2)	42%	42%	39%	39%
Marketing partners (3)	30%	33%	34%	36%
Online advertising (4)	28%	25%	27%	25%

Total	100%	100%	100%	100%
IFP new members (5)	37,900	40,400	44,800	48,300
Total new members (6)	58,300	62,300	68,800	68,000
Total revenue (7)	$9,000,000	$10,201,000	$10,844,000	$11,707,000
Total revenue per estimated member for the period (8)	$41	$43	$43	$44
Marketing and advertising expenses (9)	$3,774,000	$4,237,000	$4,967,000	$4,808,000
Acquisition cost per individual on IFP submitted applications (10)	$47	$52	$53	$50
IFP estimated membership (11)	180,500	193,900	206,500	225,000
Total estimated membership (12)	228,400	241,200	258,300	277,600

(1)	Individual and Family Product (“IFP”) applications completed on eHealth’s website during the period.
(2)	Percentage of submitted applications from applicants who came directly to the eHealth website through unpaid search engine results or otherwise.
(3)	Percentage of submitted applications from applicants sourced through eHealth’s network of marketing partners.
(4)	Percentage of submitted applications from applicants sourced through paid search, portals and related sites.
(5)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(6)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(7)	Total revenue recognized during the period (all sources) from the profit and loss statements.

(8)	Calculated as total revenue recognized during the period (see note (7)) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).
(9)	Marketing and advertising expenses for the period from the profit and loss statements.
(10)	Calculated as marketing and advertising expenses for the period (see note (9)) divided by the number of individuals on IFP applications completed on eHealth’s website during the period.
(11)	Estimated number of members active on IFP insurance policies as of the date indicated.
(12)	Estimated number of members active on all insurance policies as of the date indicated.

Initial Public Offering

In October 2006, we completed an initial public offering in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at an issuance price to the public of $14.00 per share. We raised approximately $70.2 million in net proceeds after deducting underwriting discounts and commissions of $5.7 million and offering expenses of $4.6 million. We currently have no specific plans for the use of the net proceeds of this offering although we anticipate that we will use the net proceeds for working capital and other general corporate purposes, including the funding of our marketing activities and the costs of operating as a public company, as well as further investment in the development of our proprietary technologies. We may use a portion of the net proceeds for the acquisition of businesses, products and technologies that we believe are complementary to our own. Pending this use, we are in the process of investing the net proceeds in short-term, interest-bearing, investment-grade securities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes, and, prior to our IPO in October 2006, the fair value of our common stock for the purpose of determining stock-based compensation, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We use the data in the commission statements to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures payable to carriers. We are not obligated with respect to the insurance coverage sold through our ecommerce platform. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

We rely on health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenues, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from our carriers by comparing such data to the database we maintain on our members. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because the majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. This results in our having to identify underpayment or non-payment of commissions on a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us. To date, we have not had disputes of any significance with our carriers related to reported commissions. To the extent that carriers understate or fail to report the amount of commissions due to us, we will not collect and recognize revenue to which we are entitled, which, if material in amount, would adversely affect our operating results and financial condition.

Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenues for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2004, 2005 and 2006, which had a material impact on our allowance for forfeitures. The allowance for forfeitures payable to carriers totaled $268,000, $236,000 and $386,000 at December 31, 2004, 2005 and 2006, respectively.

In addition, we generate sponsorship revenue from carrier advertisements that appear on our website. We generally bill a fixed monthly amount for these advertisements and the related revenue is recognized over the period that the advertising is displayed. Sponsorship arrangements typically include incentive payments made to us based on performance criteria. In instances where the performance criteria are measured based on data that is tracked by us, revenue is recognized in the period of performance. In instances where the performance criteria is measured based on data that is tracked by the carrier, revenue is recognized when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the carrier along with a detailed statement containing the data that is tracked by the carrier.

We also generate revenue from the licensing of our technology to third parties, such as carriers and agents. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the initial term of the agreement, commencing once the technology is available for use by the third party. In addition, we typically generate revenue based on performance criteria that is either measured based on data that is tracked by us, or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

We defer revenue amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts, and we defer revenue amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. For example, at June 30, 2006, deferred revenue on our consolidated balance sheet included $0.7 million related to a single health insurance carrier that, effective January 2005, changed its basis for calculating and reporting commission amounts from a percentage of the premium it collected to a percentage of the premium it billed. Since this was the first carrier to calculate and report commission amounts on this basis, we did not have sufficient historical forfeiture experience to estimate and record an appropriate allowance for forfeitures as commission amounts were reported to us by the carrier. Accordingly, all commission amounts reported to us by the carrier since the beginning of 2005 were deferred. During the third quarter ended September 30, 2006, we determined we had sufficient experience to estimate an allowance for forfeitures for this carrier, at which time all amounts previously deferred were recorded as revenue, net of an allowance for forfeitures.

Internal-Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–2, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we expense as incurred all website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. As of December 31, 2005, the net book value of capitalized internal-use software totaled $90,000. At December 31, 2006, our capitalized internal-use software was fully depreciated and had a net book value of zero.

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

During the year ended December 31, 2006, we recorded stock-based compensation expense totaling $283,000 related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. At December 31, 2006, total unrecognized stock- based compensation cost related to stock options, restricted stock awards and restricted stock units granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately

$3.6 million, net of estimated forfeitures of $383,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-based compensation expense recognized during the year ended December 31, 2006 consisted of stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which was calculated in accordance with APB 25, and stock-based compensation for all stock-based awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. The adoption of SFAS 123R will result in higher amounts of stock-based compensation expense in the future for awards granted after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB 25. The grant date fair value was determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility and forfeiture rates used as inputs to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility and forfeiture data for these companies. We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based awards on a prospective basis, and incorporating these factors into the model.

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, restricted common stock, restricted stock units and Class A nonvoting common stock, and preferred and common stock warrants, requires judgment by management on a number of assumptions. Changes in key assumptions will significantly impact the valuation of such instruments. Because there had been no public market for our stock prior to our initial public offering in October 2006, our board of directors determined the fair value of our common stock based upon internal valuation analyses prepared by management, which considered sales of our common stock to unrelated independent third parties. Beginning in the second quarter of 2005, our board of directors determined the fair value of our common stock using contemporaneous valuations by an unaffiliated valuation specialist, Financial Strategies Consulting Group, LLC. The contemporaneous valuations used the probability-weighted expected return method.

Determining the fair value of our common stock prior to our initial public offering required us to make complex and subjective judgments involving estimates of revenues, earnings, assumed market growth rates and estimated costs as well as appropriate probabilities of future events and discount rates. These estimates were consistent with the plans and estimates that we used to manage our business. There was inherent uncertainty in making these estimates.

The intrinsic value of outstanding vested and unvested stock options at December 31, 2006, was $88.5 million based on the last reported price for our common stock on The NASDAQ Global Market on December 29, 2006. The intrinsic value of options outstanding does not impact the amount of stock-based compensation expense to be recorded in future periods. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

Since tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery does not meet the more likely than not criteria, we must establish a valuation allowance.

Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. In the fourth quarter of 2006, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it is more likely than not that we will realize sufficient earnings to utilize a portion of our deferred tax assets. Accordingly, we reduced the valuation allowance against deferred tax assets and recorded a tax benefit of $7.4 million in 2006. This benefit was partially offset by a provision for income taxes of $261,000 for 2006 related to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned in 2006 under current tax regulations. To the extent we conclude that future taxable income and ongoing tax planning strategies warrant the release of all or a portion of the remaining valuation allowance, which totaled $18.9 million as of December 31, 2006, an adjustment to the valuation allowance would result in significant income tax benefit in such period.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates in 2004 and 2005 were substantially lower than the statutory federal rate primarily due to our utilization of net operating loss credit carryforwards, which totaled $64.4 million for federal income tax purposes and $33.3 million for state income tax purposes at December 31, 2006. Our effective tax rate in 2006 differed from the statutory federal tax rate primarily due to the partial release of our valuation allowance against deferred tax assets in 2006. We expect our effective tax rate will be more in line with statutory federal and state tax rates in 2007; however, due to the large amount of remaining net operating loss credit carryforwards, we expect to continue to pay federal and state taxes at the alternative minimum tax rate in 2007, which is approximately 3% on a cash basis. Future changes in various factors, such as the amount of stock-based compensation we record during the year, potential limitations on the use of our federal and state net operating loss credit carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits, changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the years ended December 31, 2004, 2005 and 2006 (dollars in thousands):

	Year Ended December 31,
	2004		2005		2006
Revenue:
Commission	$29,783	98.6%	$41,237	98.8%	$58,943	96.1%
Sponsorship, licensing and other	432	1.4	515	1.2	2,367	3.9

Total revenue	30,215	100.0	41,752	100.0	61,310	100.0
Operating costs and expenses:
Cost of revenue-sharing	447	1.5	614	1.5	1,305	2.1
Marketing and advertising	12,732	42.1	17,786	42.6	21,405	34.9
Customer care and enrollment	7,577	25.1	8,822	21.1	10,991	18.0
Technology and content	7,461	24.7	8,054	19.3	10,137	16.5
General and administrative	5,385	17.8	7,108	17.0	9,482	15.5

Total operating costs and expenses	33,602	111.2	42,384	101.5	53,320	87.0

Income (loss) from operations	(3,387)	(11.2)	(632)	(1.5)	7,990	13.0
Other income, net	60	0.2	239	0.6	1,326	2.2

Income (loss) before income taxes	(3,327)	(11.0)	(393)	(0.9)	9,316	15.2
Provision (benefit) for income taxes	—	—	21	0.1	(7,161)	(11.7)

Net income (loss)	$(3,327)	(11.0)%	$(414)	(1.0)%	$16,477	26.9%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Year Ended December 31,
	2004	2005	2006
Marketing and advertising	$59	$97	$47
Customer care and enrollment	7	6	42
Technology and content	14	62	226
General and administrative	19	26	139

Total	$99	$191	$454

Years Ended December 31, 2004, 2005 and 2006

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue for the years ended December 31, 2004, 2005 and 2006 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change		Year Ended December 31, 2005	Change		Year Ended December 31, 2006
		$	%		$	%
Revenue:
Commission	$29,783	$11,454	38%	$41,237	$17,706	43%	$58,943
Sponsorship, licensing and other	432	83	19%	515	1,852	360%	2,367

Total revenue	$30,215	$11,537	38%	$41,752	$19,558	47%	$61,310

Total revenue increased $19.6 million, or 47%, in 2006 compared to 2005, primarily due to an increase in commission revenue as a result of an increase in our membership. Our estimated membership increased approximately 42% to 393,900 at December 31, 2006 from 277,600 at December 31, 2005. Included in commission revenue for 2006 was $0.5 million of commission revenue we recognized from certain small business members who were transferred to us by a partner with whom we share a percentage of the ongoing commissions we receive on these transferred policies. We expect these transfers to continue to occur into 2007, although at a slower rate than we have previously experienced. Commission revenue for 2006 also included the recognition of $0.5 million of revenue related to commissions received from a single health insurance carrier during 2005, which were included in deferred revenue at December 31, 2005. Sponsorship, licensing and other revenue increased $1.9 million in 2006 compared to 2005, primarily due to additional carrier sponsorships on our website and, to a lesser extent, new licensing arrangements related to our technology.

Total revenue increased $11.5 million, or 38%, in 2005 compared to 2004, primarily due to an increase in commission revenue as a result of an increase in our membership. Our estimated membership increased approximately 31% to 277,600 at December 31, 2005 from 212,400 at December 31, 2004. Sponsorship, licensing and other revenue increased by $83,000 in 2005 compared to 2004 primarily due to additional carrier sponsorships on our website.

The following table shows the estimated number of members as of the end of each period indicated:

	2004	2005	2006
March 31	173,000	228,400	305,300
June 30	185,300	241,200	328,100
September 30	200,900	258,300	363,000
December 31	212,400	277,600	393,900

All revenue for all periods presented was generated from customers located in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows:

	Years Ended December 31,
	2004	2005	2006
Golden Rule	17%	17%	16%
Blue Cross of California and Unicare	17%	15%	12%

We expect commission revenue to increase in absolute dollars as a result of growth in our membership base and our continued spending on our marketing initiatives. We expect sponsorship, licensing and other revenue to increase in absolute dollars and as a percentage of total revenue in the future as we pursue additional carrier sponsorship and technology licensing opportunities.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing for the years ended December 31, 2004, 2005 and 2006 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change		Year Ended December 31, 2005	Change		Year Ended December 31, 2006
		$	%		$	%
Cost of revenue-sharing	$447	$167	37%	$614	$691	113%	$1,305
Percentage of total revenue	1%			1%			2%

Cost of revenue-sharing increased $0.7 million, or 113%, in 2006 compared to 2005, primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing for 2006 was $0.3 million of revenue-sharing expense related to commission revenue we recognized during the year associated with a partner who is in the process of transferring certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. We expect these transfers of small business members to continue into 2007, although at a slower rate than we have previously experienced. As a percentage of total revenue, cost of revenue-sharing increased to 2% in 2006 from 1% in 2005.

Cost of revenue-sharing increased $0.2 million, or 37%, in 2005 compared to 2004, due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing remained relatively stable at 1% in both 2005 and 2004.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2004, 2005 and 2006 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change		Year Ended December 31, 2005	Change		Year Ended December 31, 2006
		$	%		$	%
Marketing and advertising	$12,732	$5,054	40%	$17,786	$3,619	20%	$21,405
Percentage of total revenue	42%			43%			35%

Marketing and advertising expenses increased by $3.6 million, or 20%, in 2006 compared to 2005. This was primarily due to a $3.8 million increase in marketing partner channel expenses. Additionally, online advertising expenses increased $0.8 million due to an increase in paid keyword search costs on Internet search engines, partially offset by a $0.9 million decrease in publicity campaigns during 2006. The growth in our advertising channel expenses was primarily related to an increase in the number of applications submitted on our website from the marketing partner channel and an increase in the volume of click-throughs from the online advertising channel during 2006 compared to 2005. Our acquisition cost per member, which we define as total marketing and advertising expenses for a period divided by the number of members included on applications for individual and family product offerings submitted during the period, decreased 10% to $46 in 2006 from $51 in 2005, primarily due to the increased efficiencies in our online marketing programs. As a percentage of total revenue, total marketing and advertising expenses decreased to 35% in 2006 from 43% in 2005.

Marketing and advertising expenses increased by $5.1 million, or 40%, in 2005 compared to 2004. This was primarily due to a $4.7 million increase in advertising expense driven by significant growth in marketing partner channel expenses and, to a lesser extent, growth in expenses related to our online advertising channel. The growth in expenses from these channels was primarily related to the growth in the number of applications submitted on our website during 2005 compared to 2004, and, to a lesser extent, an increase in the average cost per submitted member. Additionally, we had a $0.9 million increase in compensation and related expenses as a result of an increase in personnel and a $0.5 million increase due to additional publicity and public relations campaigns during 2005. These increases were partially offset by a decrease of $1.2 million in spending on certain offline advertising initiatives in 2005 as compared to 2004. Our acquisition cost per member increased 9% to $51 in 2005 from $47 in 2004. As a percentage of total revenue, marketing and advertising remained relatively stable at 43% and 42% in 2005 and 2004, respectively.

We expect the average cost of acquiring new members to fluctuate based upon several factors, including the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing including keywords purchased by us, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, fluctuations in the percentage of consumers referred to our website who submit health insurance applications and the level of personnel costs required to manage our marketing and advertising programs. Additionally, we may explore new marketing initiatives as part of our efforts to drive more consumers to our website. These initiatives may increase our acquisition cost per member if they do not result in a sufficient number of additional members to justify the expenditure.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2004, 2005 and 2006 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change		Year Ended December 31, 2005	Change		Year Ended December 31, 2006
		$	%		$	%
Customer care and enrollment	$7,577	$1,245	16%	$8,822	$2,169	25%	$10,991
Percentage of total revenue	25%			21%			18%

Customer care and enrollment expenses increased by $2.2 million, or 25%, in 2006 compared to 2005, primarily due to higher compensation and related expenses associated with the increased number of personnel necessary to service the increased volume of health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 18% in 2006 from 21% in 2005 as a result of economies of scale achieved by our customer care and enrollment operations in 2006.

Customer care and enrollment expenses increased by $1.2 million, or 16%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This was primarily due to higher compensation and related expenses associated with an increase in personnel necessary to service the increased volume of submitted applications through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 21% in 2005 from 25% in 2004 as a result of economies of scale achieved by our customer care and enrollment operations in 2005.

We expect customer care and enrollment expenses to increase in absolute dollars as we hire additional personnel to service the growth in health insurance applications submitted through our website.

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2004, 2005 and 2006 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change		Year Ended December 31, 2005	Change		Year Ended December 31, 2006
		$	%		$	%
Technology and content	$7,461	$593	8%	$8,054	$2,083	26%	$10,137
Percentage of total revenue	25%			19%			17%

Technology and content expenses increased by $2.1 million, or 26%, in 2006 compared to 2005. This increase was primarily due to a $1.2 million increase in compensation and related expenses associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Additionally, technology and content expenses increased as a result of a $0.3 million increase in facility-related expenses due to our new leased data center in San Jose, California and our new office lease in Xiamen, China, a $0.2 million increase in stock-based compensation expenses as a result of our adoption of SFAS 123R in 2006 and a $0.1 million increase in service obligation expenses due to an arrangement we entered into in November 2005 for a third-party to provide certain information services for our website. As a percentage of total revenue, technology and content costs decreased to 17% in 2006 from 19% in 2005 as a result of economies of scale achieved by our technology and content operations in 2006.

Technology and content expenses increased by $0.6 million, or 8%, in 2005 compared to 2004, due primarily to higher compensation and related expenses associated with an increase in personnel. As a percentage of total revenue, technology and content expenses decreased to 19% in 2005 from 25% in 2004 as a result of economies of scale achieved in our technology and content operations in 2005.

We expect our technology and content expenses to increase in absolute dollars due to our increased focus on technology development, including the enhancement of our ecommerce platform.

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2004, 2005 and 2006 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change		Year Ended December 31, 2005	Change		Year Ended December 31, 2006
		$	%		$	%
General and administrative	$5,385	$1,723	32%	$7,108	$2,374	33%	$9,482
Percentage of total revenue	18%			17%			15%

General and administrative expenses increased by $2.4 million, or 33%, in 2006 compared to 2005, primarily due to an increase in compensation and related expenses of $1.3 million associated with increased personnel in our finance and legal departments. We also incurred additional costs associated with operating as a public company including an increase in accounting and audit service fees of $0.4 million, an increase in directors and officers insurance costs of $0.1 million and an increase in director fees of $0.1 million. In addition, facility-related expenses increased $0.2 million as a result of the increased general and administrative personnel and we incurred $0.1 million of stock-based compensation expense in 2006 as a result of our adoption of SFAS 123R. As a percentage of total revenue, general and administrative expenses decreased to 15% in 2006 from 17% in 2005 as a result of our revenue growing at a higher rate than general and administrative expenses.

General and administrative expenses increased by $1.7 million, or 32%, in 2005 compared to 2004. The largest portion of this increase, $0.8 million, related to increased compensation and related expenses associated with an increase in personnel in our finance and legal departments. Expenses for outside professional services associated with our accounting, legal and internal information technology departments increased by $0.7 million during 2005 due to growth in our operations and process improvements in preparation for future operation as a public company. As a percentage of our total revenue, general and administrative expenses remained relatively stable at 17% and 18% in 2005 and 2004, respectively.

We expect our general and administrative expenses to continue to increase in absolute dollars due to the increased costs associated with operating as a public company and the costs necessary to support the growth in our business.

Other Income, Net

The following table presents our other income, net, for the years ended December 31, 2004, 2005 and 2006 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change		Year Ended December 31, 2005	Change		Year Ended December 31, 2006
		$	%		$	%
Other income, net	$60	$179	298%	$239	$1,087	455%	$1,326
Percentage of total revenue	0%			1%			2%

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, offset by administrative bank fees and interest expense on our capital lease obligations. Other income, net, increased $1.1 million, or 455%, in 2006 compared to 2005 and increased $0.2 million, or 298%, in 2005 compared to 2004. These increases were primarily due to an increase in interest income as a result of an increase in our cash and cash equivalents. Cash and cash equivalents increased in 2006 from 2005 primarily as a result of the proceeds we received from our initial public offering in October 2006 and from cash generated from operations during 2006. Cash and cash equivalents increased in 2005 from 2004 primarily from cash generated from operations during 2005. Additionally, the average yield earned on our invested cash and cash equivalent balances increased during 2006 compared to 2005 and in 2005 compared to 2004.

We expect other income, net, to increase in absolute dollars in the future as a result of interest earned on the invested net proceeds received from our initial public offering in October 2006.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the year ended December 31, 2004, 2005 and 2006 and the dollar change from the prior year (dollars in thousands):

	Year Ended December 31, 2004	Change	Year Ended December 31, 2005	Change	Year Ended December 31, 2006
		$		$
Provision (benefit) for income taxes	$—	$21	$21	$(7,182)	$(7,161)
Percentage of total revenue	—%		0%		(12)%

In the fourth quarter of 2006, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it is more likely than not that we will realize sufficient earnings to utilize a portion of our deferred tax assets. Accordingly, we reduced the valuation allowance against deferred tax assets and recorded a tax benefit of $7.4 million in 2006. This benefit was partially offset by a provision for income taxes of $0.3 million for 2006 related to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned in 2006 under current tax regulations.

We recorded a provision for income taxes in 2005 attributable to federal alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against taxable income earned in 2005 under current tax regulations. In 2004, no provision for income taxes was recorded due to our net loss position.

Our future effective income tax rate will depend on various factors, such as the amount of stock-based compensation we record during the year, potential limitations on the use of our federal and state net operating loss credit carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits, changes in our valuation allowance and state and foreign taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	Years Ended December 31,
	2004	2005	2006
Net cash provided by (used in):
Operating activities	$(599)	$2,617	$11,412
Investing activities	5,447	(1,239)	(2,253)
Financing activities	215	(682)	71,713

Prior to our initial public offering we financed our operations primarily through private sales of equity and internally generated funds. At December 31, 2006, our cash and cash equivalents totaled $90.3 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of three months or less from the date of purchase.

We completed an initial public offering in October 2006 in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price to the public of $14.00 per share. As a result of our initial public offering, we raised a total of $80.5 million in gross proceeds, or approximately $70.2 million in net proceeds after deducting underwriting discounts and commissions of $5.7 million and offering expenses of $4.6 million. Upon the closing of our initial public offering, all outstanding shares of our convertible preferred stock and Class A nonvoting common stock automatically converted into shares of our common stock.

Operating Activities

Cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $11.4 million during the year ended December 31, 2006, primarily due to $16.5 million of net income, $1.5 million in non-cash depreciation and amortization expenses, $0.5 million in non-cash stock-based compensation expense, a $0.7 million increase in other current liabilities, a $0.7 million increase in accrued compensation and benefits, a $0.6 million increase in accrued marketing expenses and a $0.2 million increase in accounts payable. These items were partially offset by a $7.4 million benefit from the recognition of deferred income tax assets, a $1.0 million increase in prepaid expenses and other current assets, a $0.6 million increase in accounts receivable and a $0.5 million decrease in deferred revenue.

Our operating activities generated cash of $2.6 million during the year ended December 31, 2005, primarily due to $1.1 million of non-cash depreciation and amortization expenses, $0.2 million of non-cash stock-based compensation expense, $0.2 million of deferred rent expense, a $0.6 million increase in accrued compensation and benefits, a $0.5 million increase in deferred revenue, primarily related to a single health insurance carrier whose commission revenue we deferred during 2005 due to our inability to estimate an allowance for forfeitures and $0.2 million increases in both accounts payable and other current liabilities. These items were partially offset by a net loss of $0.4 million.

Our operating activities used cash of $0.6 million during the year ended December 31, 2004 due to a net loss of $3.3 million, partially offset by $1.5 million of non-cash depreciation and amortization expenses, a $0.5 million increase in accrued compensation and benefits, a $0.4 million increase in accrued marketing expenses, a $0.3 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other current assets.

The timing of the recognition of our commission revenue depends upon the timing of our receipt of commission reports and associated commission payments from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier at the end of a quarter, our operating cash flows for that quarter could be negatively impacted. Additionally, commission override payments are reported to us in a more irregular pattern than premium commissions. For example, a carrier may make a commission override payment to us on an annual basis, which would positively impact our cash flows in the quarter the payment is received. The majority of our annual commission override payments are typically received during the first quarter of the year.

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

Investing Activities

Our investing activities primarily consist of capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth and sales of short-term investments. Short-term investments generally consist of highly liquid securities that we intend to hold for more than three months, but less than one year. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

Cash used in investing activities of $1.2 million and $2.3 million during the years ended December 31, 2005 and 2006, respectively, were primarily attributable to capital expenditures. Cash provided by investing activities of $5.4 million in 2004 was primarily attributable to the sale of short-term investments totaling $7.0 million, partially offset by $1.6 million in capital expenditures. We expect capital expenditures to increase in 2007 compared to 2006.

Financing Activities

Cash provided by financing activities of $71.7 million during the year ended December 31, 2006 was primarily due to $74.8 million in proceeds received from our initial public offering, plus $0.5 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $3.3 million of costs incurred in connection with our initial public offering and $0.2 million in principal payments on capital leases. Cash used in financing activities of $0.7 million during the year ended December 31, 2005 was primarily due to $1.0 million of costs incurred in connection with our initial public offering, less proceeds received from the issuance of common stock pursuant to stock option exercises of $0.4 million. Cash provided by financing activities of $0.2 million during the year ended December 31, 2004 was primarily attributable to proceeds received from the issuance of common stock pursuant to stock option exercises.

Future Needs

We believe that cash generated from operations and our current cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Aside from capital lease obligations, we currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of December 31, 2006 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service and Licensing Obligations	Total Obligations
2007	$1,814	$229	$290	$2,333
2008	1,868	—	325	2,193
2009	1,478	—	250	1,728
2010	403	—	—	403
2011	30	—	—	30
Thereafter	—	—	—	—

Total	$5,593	$229	$865	$6,687

Operating Lease Obligations

In August 2004, we entered into a lease agreement for our headquarters building in Mountain View, California. This facility is leased under a non-cancellable lease that expires in 2009, with a renewal option at fair market value for an additional five-year period. In December 2004, we moved our customer care center from Folsom, California to Gold River, California and entered into a non-cancellable sixty-five month lease which expires in 2010. In December 2005, we leased additional space in the same facility in Gold River, California under a separate fifty-four month lease which expires in 2010. We entered into a non-cancellable office lease for our subsidiary in China which commenced in April 2006 and is for a term of one year and automatically renews for one-year periods, up to a total term of five years. During June 2006, we also entered into a non-cancellable lease for our data center in San Jose, California. The lease, which commenced in August 2006, is for a term of three years. In September 2006, we entered into a non-cancellable office lease for an additional facility in Mountain View, California. The lease commenced in December 2006 and is for a term of three years. We also lease other facilities in the United States under non-cancellable operating leases that range in terms up to one year. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009.

Capital Lease Obligations

As of December 31, 2006, we had a capital lease obligation for office equipment, which expires in December 2007, and a second capital lease obligation, which expires in July 2007, for computer equipment related to our data center.

Service and Licensing Obligations

In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement.

In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $115,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of December 31, 2006, we had cash and cash equivalents of $90.3 million, which consisted primarily of highly liquid money market instruments with original maturities of three months or less. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. If overall interest rates had fallen by 10% in 2006, our interest income would have declined approximately $139,000, assuming consistent investment levels.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major banks and financial institutions and, at times such investments may be in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of December 31, 2006, five customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 65%, or $468,000, of our total accounts receivable. We do not anticipate any collection issues with any of these customers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006.

/s/ Ernst & Young LLP

Palo Alto, California

March 2, 2007

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2005	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$9,415	$90,316
Short-term investments	—	158
Accounts receivable	128	717
Deferred income taxes	—	2,257
Prepaid expenses and other current assets	908	1,926

Total current assets	10,451	95,374
Restricted investments	153	—
Property and equipment, net	2,761	3,936
Deferred initial public offering costs	1,391	—
Deferred income taxes	—	5,165
Other assets	409	453

Total assets	$15,165	$104,928

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,077	$1,440
Accrued compensation and benefits	3,009	3,743
Accrued marketing expenses	1,027	1,647
Deferred revenue	523	62
Other current liabilities	1,179	1,979

Total current liabilities	6,815	8,871
Other non-current liabilities	212	317
Commitments and contingencies (see Note 8)

Convertible preferred stock; $0.001 par value; 23,100,000 shares authorized at December 31, 2005, issuable in series. All convertible preferred shares were converted into shares of common stock (see Note 3)

Series A; 5,200,000 shares authorized and 2,549,454 shares issued and outstanding at December 31, 2005 (aggregate liquidation preference of $11,947); no shares authorized, issued or outstanding at December 31, 2006	11,947	—
Series B; 4,900,000 shares authorized and 2,122,845 shares issued and outstanding at December 31, 2005 (aggregate liquidation preference of $42,160); no shares authorized, issued or outstanding December 31, 2006	42,160	—
Series C; 13,000,000 shares authorized and 5,615,812 shares issued and outstanding at December 31, 2005 (aggregate liquidation preference of $32,201); no shares authorized, issued or outstanding December 31, 2006	32,212	—
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006	—	—
Common stock; $0.001 par value; 40,000,000 and 100,000,000 shares authorized at December 31, 2005 and 2006, respectively; 4,788,878 and 21,748,932 shares issued and outstanding at December 31, 2005 and 2006, respectively.	5	22
Class A nonvoting common stock; $0.001 par value; 1,600,000 shares authorized and 257,050 shares issued and outstanding at December 31, 2005; no shares authorized, issued or outstanding December 31, 2006	—	—
Additional paid-in capital	1,983	159,576
Deferred stock-based compensation	(62)	(254)
Accumulated deficit	(80,132)	(63,655)
Accumulated other comprehensive income	25	51

Total stockholders’ equity (deficit)	(78,181)	95,740

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$15,165	$104,928

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2005	2006
Revenue:
Commission	$29,783	$41,237	$58,943
Sponsorship, licensing and other	432	515	2,367

Total revenue	30,215	41,752	61,310
Operating costs and expenses:
Cost of revenue-sharing	447	614	1,305
Marketing and advertising (*)	12,732	17,786	21,405
Customer care and enrollment (*)	7,577	8,822	10,991
Technology and content (*)	7,461	8,054	10,137
General and administrative (*)	5,385	7,108	9,482

Total operating costs and expenses	33,602	42,384	53,320

Income (loss) from operations	(3,387)	(632)	7,990
Other income, net	60	239	1,326

Income (loss) before income taxes	(3,327)	(393)	9,316
Provision (benefit) for income taxes	—	21	(7,161)

Net income (loss)	$(3,327)	$(414)	$16,477

Comprehensive income (loss):
Net income (loss)	$(3,327)	$(414)	$16,477
Foreign currency translation adjustment	—	25	26

Total comprehensive income (loss)	$(3,327)	$(389)	$16,503

Net income (loss) per share:
Basic – common stock	$(0.74)	$(0.09)	$1.91
Basic – Class A nonvoting common stock	—	$(0.09)	$1.91
Diluted – common stock	$(0.74)	$(0.09)	$0.80
Diluted – Class A nonvoting common stock	—	$(0.09)	$0.80

Net income (loss):
Allocated to common stock	$(3,327)	$(414)	$16,391
Allocated to Class A nonvoting common stock	—	—	86

Net income (loss)	$(3,327)	$(414)	$16,477

Weighted-average number of shares used in per share amounts:
Basic – common stock	4,473	4,661	8,590
Basic – Class A nonvoting common stock	—	3	45
Diluted – common stock	4,473	4,661	20,572
Diluted – Class A nonvoting common stock	—	3	45
(*) Includes stock-based compensation as follows:
Marketing and advertising	$59	$97	$47
Customer care and enrollment	7	6	42
Technology and content	14	62	226
General and administrative	19	26	139

Total	$99	$191	$454

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumu- lated Deficit	Accum- ulated Other Compre- hensive Income	Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,549	$11,947	2,123	$42,196	5,616	$32,279	4,389	$4	—	—	$1,034	$(99)	$(76,391)	—	$(75,452)
Issuance of common stock in connection with exercise of common stock options	—	—	—	—	—	—	193	1	—	—	231	—	—	—	232
Cancellation of unvested restricted common stock awards in connection with termination of employees	—	—	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Deferred stock-based compensation related to restricted common stock awards to employees, net of reversals for terminated employees	—	—	—	—	—	—	—	—	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	40	—	—	40
Stock-based compensation related to change in terms of common stock options granted to employees	—	—	—	—	—	—	—	—	—	—	25	—	—	—	25
Stock-based compensation related to non-employees	—	—	—	—	—	—	—	—	—	—	18	—	—	—	18
Stock-based compensation related to Series B convertible preferred stock and common stock warrants issued in connection with marketing alliances	—	—	—	15	—	—	—	—	—	—	1	—	—	—	1
Expiration of Series C convertible preferred stock warrants	—	—	—	—	—	(67)	—	—	—	—	67	—	—	—	67
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,327)	—	(3,327)

Balance at December 31, 2004	2,549	11,947	2,123	42,211	5,616	32,212	4,581	5	—	—	1,421	(104)	(79,718)	—	(78,396)

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumu- lated Deficit	Accum- ulated Other Compre- hensive Income	Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock in connection with exercise of common stock options	—	—	—	—	—	—	208	—	—	—	362	—	—	—	362
Issuance of Class A nonvoting restricted common stock awards to employees, net of reversals for terminated employees	—	—	—	—	—	—	—	—	257	—	—	—	—	—	—
Stock-based compensation related to Class A nonvoting restricted stock awards	—	—	—	—	—	—	—	—	—	—	49	—	—	—	49
Stock-based compensation related to change in terms of common stock options granted to employees	—	—	—	—	—	—	—	—	—	—	83	—	—	—	83
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	42	—	—	42
Stock-based compensation related to non-employees	—	—	—	—	—	—	—	—	—	—	3	—	—	—	3
Stock-based compensation related to Series B convertible preferred stock and common stock warrants issued in connection with marketing alliances	—	—	—	13	—	—	—	—	—	—	1	—	—	—	1
Expiration of Series B convertible preferred stock warrants	—	—	—	(64)	—	—	—	—	—	—	64	—	—	—	64
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	25	25
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(414)	—	(414)

Balance at December 31, 2005	2,549	11,947	2,123	42,160	5,616	32,212	4,789	5	257	—	1,983	(62)	(80,132)	25	(78,181)

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumu- lated Deficit	Accum- ulated Other Compre- hensive Income	Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock in connection with exercise of common stock options	—	—	—	—	—	—	218	—	—	—	476	—	—	—	476
Issuance of Class A nonvoting restricted common stock awards to employees, net of reversals for terminated employees	—	—	—	—	—	—	—	—	36	—	—	—	—	—	—
Stock-based compensation related to employees	—	—	—	—	—	—	—	—	—	—	283	—	—	—	283
Stock-based compensation related to Class A nonvoting restricted stock awards	—	—	—	—	—	—	—	—	—	—	108	—	—	—	108
Deferred stock-based compensation related to Class A nonvoting restricted common stock awards granted to employees and accounted for in accordance with APB No. 25, net of reversals for terminated employees	—	—	—	—	—	—	—	—	—	—	255	(255)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	63	—	—	63
Conversion of convertible preferred stock and Class A nonvoting stock to common stock	(2,549)	(11,947)	(2,123)	(42,160)	(5,616)	(32,212)	10,992	11	(293)	—	86,308	—	—	—	86,319

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumu- lated Deficit	Accum- ulated Other Compre- hensive Income	Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Proceeds from initial public offering	—	—	—	—	—	—	5,750	6	—	—	70,163	—	—	—	70,169
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	—	—	—	—	—	16,477	—	16,477

Balance at December 31, 2006	—	$—	—	$—	—	$—	21,749	$22	—	$—	$159,576	$(254)	$(63,655)	$51	$95,740

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2005	2006
Operating activities
Net income (loss)	$(3,327)	$(414)	$16,477
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	—	(7,422)
Depreciation and amortization	1,484	1,136	1,526
Stock-based compensation expense	99	191	454
Deferred rent	29	168	122
(Gain) loss on disposal or property and equipment	(29)	17	—
Changes in operating assets and liabilities:
Accounts receivable	(1)	(96)	(589)
Prepaid expenses and other current assets	182	15	(954)
Other assets	(270)	13	(44)
Accounts payable	259	163	209
Accrued compensation and benefits	471	649	740
Accrued marketing expenses	367	104	620
Deferred revenue	(8)	520	(461)
Other current liabilities	145	151	734

Net cash provided by (used in) operating activities	(599)	2,617	11,412

Investing activities
Purchases of property and equipment	(1,582)	(1,337)	(2,248)
Changes in restricted cash	—	101	—
Changes in restricted investments	(2)	(3)	(5)
Sales of short-term investments	7,002	—	—
Net proceeds from the sale of property and equipment	29	—	—

Net cash provided by (used in) investing activities	5,447	(1,239)	(2,253)

Financing activities
Proceeds from initial public offering	—	—	74,752
Costs incurred in connection with initial public offering	—	(1,022)	(3,309)
Net proceeds from exercise of common stock options	232	362	476
Principal payments in connection with capital leases	(17)	(22)	(206)

Net cash provided by (used in) financing activities	215	(682)	71,713

Effect of exchange rate changes on cash and cash equivalents	—	12	29

Net increase in cash and cash equivalents	5,063	708	80,901
Cash and cash equivalents at beginning of period	3,644	8,707	9,415

Cash and cash equivalents at end of period	$8,707	$9,415	$90,316

Supplemental disclosure of non-cash activities
Capital lease obligations incurred	$28	$—	$406

Deferred stock-based compensation expense related to granting of restricted stock awards and stock options to employees	$45	$—	$255

Conversion of preferred stock into common stock	$—	$—	$86,319

Supplemental disclosure of cash flows
Cash paid for interest	$5	$17	$30

Cash paid for income taxes	$—	$—	$30

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended December 31, 2004, 2005 and 2006

Note 1—Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. and subsidiaries (“the Company,” “we” or “us”), offer Internet-based insurance agency services for individuals, families and small businesses in the United States. Our services enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Fiscal Year—eHealth’s fiscal year ends on December 31.

Initial Public Offering—In October 2006, we completed an initial public offering (“IPO”) of our common stock in which we issued and sold 5,750,000 shares of our common stock, including 750,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price of $14.00 per share. As a result of our IPO, we raised a total of $80.5 million in gross proceeds, or approximately $70.2 million in net proceeds after deducting underwriting discounts and commissions of $5.7 million and offering expenses of $4.6 million. Upon the closing of our IPO, all outstanding shares of our previously outstanding convertible preferred stock and Class A nonvoting common stock automatically converted into 10,955,744 and 36,603 shares of common stock, respectively. The consolidated financial statements for the year ended December 31, 2006, including share and per share amounts, include the effects of the offering.

Reverse Stock Split—We effected a 1-for-2 reverse stock split of our outstanding common stock, convertible preferred stock and Class A nonvoting common stock on September 25, 2006. All share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Principles of Consolidation—The consolidated financial statements include the accounts of eHealth, Inc. and our wholly-owned subsidiaries, eHealthInsurance Services, Inc., eHealth China, Inc. and eHealth China (Xiamen) Technology Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Segments—We operate in one business segment. See Note 9 for additional information regarding our business segment.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes, and, prior to our IPO in October 2006, the value of our common stock for the purpose of determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Short-term Investments—We have classified our short-term investments as available-for-sale. Short-term investments generally consist of highly liquid securities that we intend to hold for more than three months, but less than one year. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity (deficit) in the accompanying consolidated balance sheets. Realized gains and losses and declines in value that are determined to be other-than-temporary on available-for-sale securities are included in other income, net, in the accompanying consolidated statements of operations and comprehensive income (loss) and are derived using the specific identification method for determining the cost of securities. As of December 31, 2006, our short-term investments comprised two certificates of deposits that will mature in April and October 2007. See Restricted Investments below and Note 2 for additional information regarding these certificates of deposit.

The Company invests in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue.

Restricted Investments—Restricted investments consisted of two certificates of deposit, and the interest receivable thereon, securing letters of credit, which acted as collateral for certain of our operating leases. The letters of credit, which totaled $138,000 at December 31, 2005, were surrendered by the beneficiary during 2006, and accordingly, these certificates of deposit were classified as short-term investments at December 31, 2006.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consists of prepaid insurance, interest receivable on invested cash and other prepaid expenses and non-trade receivables.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Capital lease amortization expenses are included in depreciation expense in our consolidated statements of operations and comprehensive income (loss). Depreciation is computed using the straight-line method based on estimated useful lives as follows:

Computer equipment and software	3 to 5 years
Office equipment and furniture	5 years
Leasehold improvements	Lesser of useful life (typically 5 to 7 years) or related lease term

Maintenance and minor replacements are expensed as incurred.

See Note 2 for additional information regarding our property and equipment.

Deferred Initial Public Offering Costs—Deferred IPO costs totaled $1.4 million at December 31, 2005 and consisted of capitalized expenses that were specific incremental costs associated with our IPO. Upon completion of our IPO in October 2006, these costs, which totaled approximately $4.6 million, were offset against the gross proceeds received from our IPO.

Other Assets—Other assets consist of security deposits related to capital and operating leases, as well as intangible assets.

Intangible Assets—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets determined to have an indefinite useful life are not

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

amortized, but are tested for impairment, at least annually or more frequently if indicators of impairment arise. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Intangible assets, which totaled $245,000 and $248,000 at December 31, 2005 and 2006, respectively, were deemed to have an indefinite useful life and are included in other assets in the accompanying consolidated balance sheets. No intangible assets were deemed impaired during the three-year period ended December 31, 2006.

Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate other long-lived assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No long-lived assets were deemed impaired during the three-year period ended December 31, 2006.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities (including accrued compensation and benefits, accrued marketing expenses and other current liabilities), approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate the fair value of these obligations based upon our best estimates of interest rates that would be available for similar debt obligations at December 31, 2005 and 2006.

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major banks and financial institutions and, at times, such investments may be in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of December 31, 2006, five customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 65%, or $468,000, of our total accounts receivable. We do not anticipate any collection issues with any of these customers.

Revenue for all periods presented was generated from customers located solely in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows:

	Year Ended December 31,
	2004	2005	2006
Golden Rule	17%	17%	16%
Blue Cross of California and Unicare	17%	15%	12%

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

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

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second communication corroborating the amount reported in the first communication within ten business days. If the second corroborating communication is not received within ten business days, we recognize revenue in the period the second communication is received. We use the data in the commission statement to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures.

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The allowance for forfeitures payable to carriers totaled $236,000 and $386,000 at December 31, 2005 and 2006, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

In addition, we generate sponsorship revenue from carrier advertisements that appear on our website. Sponsorships are generally billed at a fixed monthly amount and revenue is recognized over the period that advertising is displayed. Certain sponsorship arrangements also include incentive payments due to us based on performance criteria. In instances where the performance criteria is measured based on data that is tracked by us, revenue is recognized in the period of performance. In instances where the performance criteria is measured based on data that is tracked by the carrier, revenue is recognized when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the carrier along with a detailed statement containing the data that is tracked by the carrier.

We also generate revenue from the licensing of our technology to third parties, such as carriers and agents. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the initial term of the agreement, commencing once the technology is available for use by the third party. In addition, these license agreements generally include performance criteria that is either measured based on data that is tracked by

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

us or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred Revenue—Deferred revenue consists of amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts, or amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. Deferred revenue at December 31, 2005 and 2006 was $523,000 and $62,000, respectively.

Included in deferred revenue at December 31, 2005 was $473,000 of commission reported and paid to us by a carrier that, effective January 2005, changed its basis for calculating and reporting commission amounts from a percentage of the premium it collected to a percentage of the premium it billed. Since this was the first carrier to calculate and report commission amounts on this basis, we initially did not have sufficient historical forfeiture experience to estimate and record an appropriate allowance for forfeitures as commission amounts were reported to us by the carrier. Accordingly, we deferred all commission amounts reported to us by the carrier in 2005. During 2006 we determined that we had sufficient experience to estimate an allowance for forfeitures for this health insurance carrier and, accordingly, all amounts previously deferred for this carrier were recognized as commission revenue during 2006.

Cost of Revenue-Sharing—Cost of revenue-sharing consists primarily of payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), costs related to revenue-sharing arrangements are expensed at the time the related revenue is recognized. Included in cost of revenue-sharing for 2006 was $268,000 of revenue-sharing expense related to commission revenue we recognized during the year associated with a partner who is in the process of transferring certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies.

Marketing and Advertising—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising channels, in addition to compensation, benefits and other expenses related to marketing, business development, public relations and carrier relations personnel who support our offerings. We report the cost of advertising as expense in the period in which costs are incurred.

Our direct channel expenses primarily consist of offline marketing and associated costs. We generally compensate our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Advertising costs incurred have been classified as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Contra-commission revenue	$28	$22	$18
Cost of revenue-sharing	383	557	1,286
Marketing and advertising expense	9,340	12,859	16,880

Total advertising costs	$9,751	$13,438	$18,184

Costs associated with revenue-sharing of commissions with a health insurance carrier have been offset against commission revenue in the accompanying consolidated statements of operations and comprehensive income (loss), while costs associated with revenue-sharing of commissions with partners have been included in cost of revenue-sharing.

Customer Care and Enrollment—Customer care and enrollment expenses consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process.

Technology and Content—Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website.

Research and Development—Research and development expenses consist primarily of compensation and related expenses incurred for enhancements to the functionality of our websites. In accordance with EITF Issue No. 00–2, Accounting for Web Site Development Costs, we expense as incurred all website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Research and development costs, which totaled $3.3 million, $3.2 million and $3.7 million for the years ended December 31, 2004, 2005 and 2006, respectively, are included in technology and content expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Software Developed for Internal Use—In accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Web Site Development Costs, we capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software during the application development stage. We expense costs incurred for preliminary project assessment, research and development, re-engineering, training and application maintenance activities. As of December 31, 2005, the net book value of capitalized internal-use software totaled $90,000. At December 31, 2006, our capitalized internal-use software was fully depreciated and had a net book value of zero. We recorded $121,000, $121,000 and $90,000 of depreciation expense related to capitalized internal-use software for the years ended December 31, 2004, 2005 and 2006, respectively.

Stock-Based Compensation—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

exchange for the award. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. See Note 4 for information regarding stock-based compensation and the financial impact of adopting SFAS 123R.

We account for equity instruments issued to non-employees in accordance with SFAS 123, EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, and the Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, which is an interpretation of APB 25. All transactions in which equity instruments are issued in consideration for the receipt of goods or services are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

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

Foreign Currency Translation—The functional currency of our only foreign subsidiary is its local currency. The financial statements of our foreign subsidiary are translated into U.S. Dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation adjustments are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in other income, net in the accompanying consolidated statements of operations and comprehensive income (loss). We did not recognize any material gains or losses resulting from foreign currency transactions during the years ended December 31, 2004, 2005 or 2006.

Comprehensive Income (Loss)—In accordance with the SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss), including net income (loss), are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses). Our only element of other comprehensive income is attributable to foreign currency translation adjustments with our wholly-owned subsidiary in China. Statements of comprehensive income (loss) have been included within the accompanying consolidated statements of operations and comprehensive income (loss). Accumulated other comprehensive income was $25,000 and $51,000 at December 31, 2005 and 2006, respectively.

Net Income (Loss) Per Share—We calculate net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period (excluding

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible preferred stock and Class A nonvoting common stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net income (loss) per share was the same as basic net income (loss) per share for the years ended December 31, 2004 and 2005, since the effect of any potentially dilutive securities was anti-dilutive.

Recent Accounting Pronouncement—In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The measurement and disclosure requirements are effective for us beginning January 1, 2008. We are currently assessing whether adoption of SFAS 157 will have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how to evaluate the materiality of uncorrected misstatement in the current year financial statements using both an income statement approach (the rollover approach) and a balance sheet approach (the iron curtain approach). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for periods beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. We adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of FIN 48, but do not expect it to have a material effect on our consolidated financial position, results of operations, or cash flows.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Note 2—Balance Sheet Accounts

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	As of December 31,
	2005	2006
Cash and cash equivalents:
Cash	$1,582	$3,050
Money market funds	7,833	87,266

Total cash and cash equivalents	$9,415	$90,316

Short-term investments:
Certificates of deposit	$—	$158

Restricted investments:
Certificates of deposit	$153	$—

At December 31, 2005 and December 31, 2006, our cash and cash equivalents consisted primarily of cash and money market funds, which are highly liquid in nature. Since the duration of these securities is short, the risk of fluctuations in market interest rates and yields is not significant.

Our restricted investments consisted of two certificates of deposit and the interest receivable thereon securing letters of credit, which acted as collateral for certain of our operating leases. The letters of credit were surrendered by the beneficiary during 2006, and accordingly, these certificates of deposit were classified as short-term investments at December 31, 2006.

We did not experience any significant realized gains or losses on our investments in the periods presented. Gross unrealized gains and losses at December 31, 2005 and 2006 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2005	2006
Prepaid insurance	$153	$540
Interest receivable	27	396
Other prepaid expenses and current assets	728	990

Prepaid expenses and other current assets	$908	$1,926

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2005	2006
Computer equipment and software	$5,103	$7,177
Office equipment and furniture	407	703
Leasehold improvements	273	479

	5,783	8,359
Less accumulated depreciation and amortization	(3,022)	(4,423)

Property and equipment, net	$2,761	$3,936

Depreciation expense, which includes depreciation expense related to assets under capital lease, for the years ended December 31, 2004, 2005 and 2006 amounted to $1.5 million, $1.1 million and $1.5 million, respectively.

In connection with the planned move of our data center operations from Redwood City, California to San Jose, California, which was completed in February 2007, we re-evaluated the estimated useful lives of equipment and software currently in service at the Redwood City location and determined that we needed to reduce the estimated useful lives of certain of these assets, resulting in our recognizing an additional $274,000 of depreciation expense during the year ended December 31, 2006.

During the years ended December 31, 2004, 2005 and 2006, we wrote-off $2.2 million, $0.8 million and $119,000 of fully-depreciated assets, which were no longer in use. Write-offs by category were as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Computer equipment and software	$889	$800	$62
Office equipment and furniture	833	23	—
Leasehold improvements	443	—	57

Property and equipment, net	$2,165	$823	$119

Assets under capital leases were included in the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2005	2006
Office equipment and furniture	$28	$416
Less accumulated depreciation	(9)	(31)

	$19	$385

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2005	2006
Professional fees	$731	$659
Payable to carriers	246	386
Income taxes payable	21	248
Capital lease obligation—current portion	7	221
Other accrued expenses	174	465

Other current liabilities	$1,179	$1,979

Note 3—Preferred Stock and Preferred Stock Warrants

Convertible Preferred Stock

All shares of convertible preferred stock were converted into 10,955,744 shares of common stock upon the completion of our IPO in October 2006.

Classification—Prior to our IPO, our certificate of incorporation provided that a change in control was deemed to be a liquidation event and that any consideration paid in connection with such a transaction be distributed in accordance with the provisions regarding liquidation preferences. As a result, a cash redemption of our convertible preferred stock could have been triggered by a change in control, which was outside our control. Thus, in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, all series of our convertible preferred stock were classified outside of permanent equity in the accompanying consolidated balance sheets.

Preferred Stock

After the completion of our initial public offering and the filing of our amended and restated certificate of incorporation, the board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. The board of directors has the authority to issue preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and rights and the qualification, limitations or restrictions thereof. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of our company. At December 31, 2006, no shares of preferred stock were outstanding.

Preferred Stock Warrants

During 2000 and 2001, we entered into a series of marketing agreements with various partners, in which we issued warrants to purchase an aggregate of 167,544 shares of our Series B convertible preferred stock at $19.86 per share and 73,750 shares of our Series C convertible preferred stock at $5.74 per share. The warrants were generally exercisable upon issuance or upon the achievement of certain milestones. During 2003, we issued

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

5,000 shares of Series C convertible preferred stock in connection with the exercise of a warrant for total proceeds of $29,000. All warrants expired unexercised prior to December 31, 2005.

During the period the warrants were outstanding, we periodically evaluated the probability that the partners would meet the various milestones, if applicable. Once a determination was made that it was probable that a milestone would be met, we valued the portion of the warrant that became exercisable and recognized the corresponding amount as expense over the remaining term of the warrant. The deemed fair value of these warrants was estimated using the Black-Scholes-Merton pricing model. As no milestones were achieved during the years ended December 31, 2004 and 2005, no warrants were valued during those periods.

For the years ended December 31, 2004 and 2005, we recorded marketing and advertising expense totaling $15,000 and $13,000, respectively, relating to the preferred stock warrants. No ongoing expense was recognized related to these warrants subsequent to December 31, 2005.

Note 4—Stockholders’ Equity (Deficit) and Stock-Based Compensation

Stockholders’ Equity (Deficit)

Following the completion of our IPO in October 2006 and the filing of our amended and restated certificate of incorporation, our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 100,000,000 shares are designated as common stock. As of December 31, 2006, there were 21,748,932 shares of common stock issued and outstanding.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. Upon our liquidation, dissolution or winding-up, the holders of common stock are entitled to share equally all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to the common stock.

Class A Nonvoting Common Stock—As of December 31, 2005, we had authorized 1,600,000 shares of Class A nonvoting common stock, $0.001 par value per share. Each share of Class A nonvoting common stock had the same rights as our common stock, except each share of Class A nonvoting common stock is nonvoting and, in accordance with a resolution adopted by our board of directors on May 3, 2006, would automatically convert into one-eighth of one share of our common stock upon the closing of a firmly underwritten public offering of our common stock pursuant to a registration statement on Form S-1 under the Securities and Exchange Act of 1933, as amended. In connection with our IPO in October 2006, all shares of Class A nonvoting common stock converted into 36,603 shares of common stock

Common Stock Warrants—During 2000, we entered into a marketing agreement with a partner in which we issued a warrant to purchase an aggregate of 12,500 shares of our common stock at $2.00 per share. The warrant, which was exercisable upon issuance, expired unexercised during December 2005. We recorded marketing and advertising expense totaling $1,000 during each of the years ended December 31, 2004 and 2005 relating to this warrant. No ongoing expense was recognized related to this warrant subsequent to December 31, 2005.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Shares Reserved—Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

As of December 31, 2006
Common stock:
Stock options issued and outstanding	5,436
Restricted stock units issued and outstanding	33
Stock options and awards available for future grants	1,844

7,313

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) was adopted by our board of directors in April 2006 and approved by our stockholders in May 2006. The 2006 Plan became effective in October 2006 upon the effective date of the registration statement related to our IPO. As of December 31, 2006, we had reserved 2,000,000 shares of our common stock for issuance under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant or award under the 2006 Plan. In addition, on January 1 of each year, the number of shares reserved under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. Employees, non-employee members of our board of directors and consultants of our company and our subsidiaries are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

We also maintain the 1998 Stock Plan and the 2005 Stock Plan, under which we previously granted options to purchase shares of our common stock and restricted common stock. The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional awards upon the effective date of the registration statement related to our IPO in October 2006, although we will continue to issue new shares of common stock upon the exercise of stock options previously granted under the 1998 and 2005 Stock Plans.

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options generally expire after ten years from the date of grant. Options granted prior to our IPO in October 2006 typically may be exercised at any time, with unvested shares issued upon exercise being subject to repurchase rights by us at the exercise price of the stock option. As of December 31, 2005 and 2006, no shares were subject to repurchase.

Shares of common stock subject to restricted common stock awards under the Stock Plans issued during the year ended December 31, 2003 were subject to a forfeiture condition that lapsed 25% after the first year of service and ratably each month over the subsequent 36 months, contingent upon the grantee continuing to provide services to us. No restricted common stock awards under the Stock Plans were issued during the years ended December 31, 2004, 2005 and 2006. As of December 31, 2004, 2005 and 2006, 8,000, 4,500 and 1,700, respectively, shares of restricted common stock awarded under the Stock Plans were subject to forfeiture.

Pursuant to the terms of a May 2003 stock option granted to one of our executive officers, upon a change in control, the officer immediately becomes vested in 50% of the remaining unvested shares subject to the option. If the officer is terminated without cause following the change in control, he becomes vested in any remaining

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

unvested shares subject to the option, provided that he signs a general release of claims. As these vesting acceleration provisions are provided in the original terms of stock option agreements, no additional stock-based compensation was or will be recognized related to these provisions.

During 2006, the board of directors approved the granting of restricted stock units covering 33,256 shares of common stock to employees from the 2006 Plan. These restricted stock units were issued at the grant-date fair value of $21.25 per unit, and vest over four years at a rate of 25% per year.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts):

	Shares Available for Grant	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(years)
Balance at December 31, 2003	727	4,722	$1.61
Reduction in number of authorized shares (1)	(100)	—	—
Options granted—exercise price equal to fair value	(421)	421	$4.08
Options exercised	—	(193)	$1.21
Options cancelled	242	(242)	$2.07
Stock awards cancelled	1	—	—

Balance at December 31, 2004	449	4,708	$1.82
Additional shares authorized (2)	750	—	—
Options granted—exercise price equal to fair value	(1,120)	1,120	$8.15
Options exercised	—	(208)	$1.74
Options cancelled	233	(233)	$3.92

Balance at December 31, 2005	312	5,387	$3.05
Reduction in number of authorized shares (3)	(168)	—	—
Additional shares authorized (4)	2,000	—	—
Restricted stock units granted	(33)	—	—
Options granted—exercise price equal to fair value	(392)	392	$15.39
Options exercised	—	(218)	$2.19
Options cancelled	125	(125)	$8.24

Balance at December 31, 2006	1,844	5,436	$3.85

Balance at December 31, 2006		5,436	$3.85	6.12	$88,523
Vested and expected to vest at December 31, 2006		5,344	$3.74	6.07	$87,636
Exercisable at December 31, 2006		4,210	$2.09	5.31	$75,877

(1)	During 2004, we reduced the number of shares authorized for issuance under the Stock Plans.
(2)	During 2005, we increased the number of shares authorized for issuance under the Stock Plans.
(3)	The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our IPO in October 2006, resulting in a reduction in the number of authorized shares.
(4)	The 2006 Plan became effective in October 2006 upon the effective date of the registration statement related to our IPO.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of our common stock at December 31, 2006 for the 5.3 million options that were in-the-money at December 31, 2006. Total intrinsic value of stock options exercised during the year ended December 31, 2006 was $1.9 million. Total fair value of stock options accounted for under SFAS 123R, which vested during the year ended December 31, 2006 was zero. The per share weighted-average fair value of stock options granted during the year ended December 31, 2006 was $15.39.

During the year ended December 31, 2006, we recorded stock-based compensation expense totaling $264,000 related to stock options granted to employees and accounted for in accordance with the provisions of SFAS 123R. At December 31, 2006, total unrecognized stock-based compensation cost related to stock options granted to employees under our Stock Plans and accounted for in accordance with SFAS 123R was approximately $2.9 million, net of estimated forfeitures of $302,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The following tables summarize information about stock options outstanding as of December 31, 2006 (in thousands, except per share amounts and weighted-average remaining contractual life data):

	Outstanding and Exercisable		Vested
Exercise Price	Number of Shares of Common Stock Subject to Options	Weighted- Average Remaining Contractual Life (in years)	Number of Shares of Common Stock Subject to Options	Weighted- Average Exercise Price
$0.50	159	2.66	159	$0.50
$1.00	1,238	4.30	1,238	$1.00
$2.00	2,511	5.55	2,443	$2.00
$4.00	124	7.47	81	$4.00
$5.00	60	7.99	33	$5.00
$6.50	114	8.44	47	$6.50
$8.00	74	8.70	23	$8.00
$8.30	250	8.84	70	$8.30
$8.80	554	8.95	114	$8.80
$9.70	18	9.08	2	$9.70
$12.90	127	9.34	—	—
$13.00	84	9.59	—	—
$21.25	123	9.97	—	—

$3.85	5,436	6.12	4,210	$2.09

On January 1 of each year, the number of shares reserved under the 2006 Plan automatically increases by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2007, the shares reserved under the 2006 Plan increased by 869,957 shares, or 4% of the total number of shares of our common stock then outstanding, to a total reserve of 2,869,957 shares.

We account for grants of restricted stock units in accordance with the provisions of SFAS 123R. The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2006, we granted restricted stock units covering 33,256 shares of common stock at a weighted-average grant date fair value of $21.25

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

per unit and recorded $6,000 of stock-based compensation expense related to these restricted stock units. As of December 31, 2006, total unrecognized compensation cost related to these restricted stock units was $627,000, net of estimated forfeitures of $74,000. This cost will be recognized over a weighted-average period of 3.7 years.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data):

	Restricted Stock Units Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of January 1, 2006	—	—	$—
Granted	33	3.70	669

Balance as of December 31, 2006	33	3.70	$669

Expected to vest at December 31, 2006	30	3.70	$599

As of December 31, 2006, none of the restricted stock units had vested.

2004 Stock Plan for eHealth China—During November 2004, our board of directors adopted the 2004 Stock Plan for eHealth China, Inc. (the “eHealth China Plan”) for the issuance of shares of Class A nonvoting common stock. In accordance with the original provisions of the eHealth China Plan, a resolution was adopted by our board of directors on May 3, 2006, which required that each eight shares of Class A nonvoting common stock be automatically converted into one share of common stock upon the closing of a firmly underwritten public offering of our common stock pursuant to a registration statement on Form S-1 under the Securities and Exchange Act of 1933, as amended. Shares of restricted Class A nonvoting common stock previously issued under the eHealth China Plan converted into common stock in October 2006 in connection with our IPO. In addition, the eHealth China Plan was terminated with respect to the grant of additional shares upon the effective date of the 2006 Plan in October 2006. Shares issued under the eHealth China Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter.

The following table summarizes activity under the eHealth China Plan (in thousands):

Shares Available for Grant
Balance at December 31, 2004	—
Initial shares authorized	800
Granted—stock awards	(301)
Cancelled—stock awards	44

Balance at December 31, 2005	543
Granted—stock awards	(57)
Cancelled—stock awards	22
Reduction in number of authorized shares (1)	(508)

Balance at December 31, 2006	—

(1)	The eHealth China Plan was terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our IPO in October 2006, resulting in a reduction in the number of authorized shares.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

We account for Class A nonvoting common stock awards granted subsequent to January 1, 2006 in accordance with the provisions of SFAS 123R. During the year ended December 31, 2006, we recorded $13,000 of stock-based compensation expense related to these awards. As of December 31, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the eHealth China Plan and accounted for under SFAS 123R was $67,000, net of estimated forfeitures of $7,000. This cost will be recognized over a weighted-average period of 3.3 years.

Restricted stock activity under the Stock Plans and the eHealth China Plan (as converted) is as follows for the year ended December 31, 2006 (in thousands, except per share amounts):

Non-vested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2005	32	$5.89
Awarded	7	$12.49
Vested	(11)	$5.18
Forfeited	(3)	$6.28

Outstanding at December 31, 2006	25	$7.98

Stock-Based Compensation

Deferred Stock-Based Compensation Expense—In connection with certain stock options granted to employees, we recorded deferred stock-based compensation expense representing the difference between the option exercise price, if any, and the deemed fair value of the underlying common stock determined for financial reporting purposes on the grant date (intrinsic value method) as prescribed in APB 25. The deferred stock-based compensation is being recognized as an expense over the vesting period of these options, which is generally four years. We recorded deferred stock-based compensation of $109,000 during the year ended December 31, 2003 associated with stock options granted under the Stock Plans during 2003, net of reversals for terminated employees. No deferred stock-based compensation was recorded during the years ended December 31, 2004 and 2005. Net amortization of deferred stock-based compensation totaled $25,000, $30,000 and $26,000 for the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2006, the remaining unamortized deferred stock-based compensation totaled $17,000 related to these grants.

On January 1, 2004, our wholly-owned subsidiary in China began hiring a number of individuals who were previously providing consulting services to us. During the years ended December 31, 2001, 2002 and 2003, these non-employee consultants were granted (pursuant to the terms of the 1998 Stock Plan) a total of 34,500 restricted common stock awards for the services they provided. Upon the change in status of these individuals, on January 1, 2004, we recorded $45,000 of deferred stock-based compensation related to these restricted stock awards determined based on the intrinsic value of these awards as of January 1, 2004 and the number of restricted awards for which the forfeiture provision had not lapsed as of January 1, 2004. This amount is being amortized using the straight-line method over the remaining vesting term of these awards. We recorded stock-based compensation expense of $15,000, $12,000 and $12,000 during the years ended December 31, 2004, 2005 and 2006, respectively, related to these awards. As of December 31, 2006, the remaining unamortized deferred stock-based compensation totaled $7,000 related to these awards.

We also account for Class A nonvoting common stock awards granted prior to January 1, 2006 in accordance with the provisions of APB 25. Due to uncertainty of the events that would have triggered a

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

conversion of Class A nonvoting common stock into common stock, we accounted for awards granted under the eHealth China Plan prior to January 1, 2006 as variable awards. Under this method, we recorded no deferred stock-based compensation, but measured and recorded stock-based compensation expense based on the fair value of the underlying Class A nonvoting common stock at the end of each reporting period within the vesting periods. Upon the completion of our IPO in October 2006, all unvested shares of Class A nonvoting common stock issued prior to January 1, 2006 were converted into shares of common stock measured at the fair value public offering price of $14.00 per share and, in accordance with APB 25, we recorded deferred stock-based compensation totaling $255,000, which will be amortized over the remaining vesting terms of the underlying common stock. During the years ended December 31, 2005 and 2006, we recorded $49,000 and $108,000, respectively, of stock-based compensation expense related to these awards. As of December 31, 2006, the remaining unamortized deferred stock-based compensation totaled $230,000 related to these awards.

During the years ended December 31, 2004 and 2005, we recorded stock-based compensation expense totaling $25,000 and $83,000, respectively, in connection with modifications made to the terms of common stock options granted to three employees. No ongoing stock-based compensation expense was recognized related to these options subsequent to December 31, 2005.

Stock Awards and Stock Options Granted to Non-Employees—During the year ended December 31, 2004, we issued options to purchase 13,125 shares of common stock with a weighted-average exercise price of $4.00 to non-employees and during the year ended December 31, 2005, we issued options to purchase 500 shares of common stock with a weighted-average exercise price of $8.00 to a non-employee. No stock options were issued to non-employees during the year ended December 31, 2006.

The compensation cost of these arrangements is determined using the fair value method and is subject to remeasurement over the vesting terms as equity instruments are being earned. The weighted-average assumptions for the Black-Scholes-Merton pricing model used in determining the fair value of stock options granted to non-employees were as follows:

	Year Ended December 31,
	2004	2005
Risk free interest rate	3.1%	4.2%
Dividend yield	—	—
Volatility factor	60%	60%
Weighted-average contractual life	2 years	10 years
Weighted-average fair value of options granted	$1.40	$5.80

We recorded stock-based compensation expense of $18,000 and $3,000 during the years ended December 31, 2004 and 2005, respectively, related to the stock options granted to non-employees under our stock plans. The amount recorded for the year ended December 31, 2005 related to services performed by a consultant in connection with our initial public offering; therefore, the amount was included in deferred initial public offering costs in the accompanying consolidated balance sheets. No stock-based compensation expense was recognized related to these options during the year ended December 31, 2006.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2004, 2005 and 2006 (in thousands):

	Year Ended December 31,
	2004	2005	2006
Awards granted to employees accounted for in accordance with SFAS 123R:
Common stock options	$—	$—	$264
Restricted stock units	—	—	6
Restricted Class A nonvoting common stock	—	—	13

	—	—	283
Awards granted to employees accounted for in accordance with APB 25:
Common stock options	25	30	26
Restricted common stock	15	12	37
Restricted Class A nonvoting common stock	—	49	108

	40	91	171
Change in terms of common stock options granted to employees	25	83	—
Common stock options granted to non-employees	18	3	—
Warrants:
Series B convertible preferred stock	15	13	—
Common stock	1	1	—

	16	14	—

Total stock-based compensation expense	$99	$191	$454

Pro Forma Stock-Based Compensation Expense—Had compensation cost for all options granted to our employees under our stock-based compensation plans been determined based on the fair value method prescribed by SFAS 123 during the years ended December 31, 2004 and 2005, our net loss and net loss per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005
Net loss, as reported	$(3,327)	$(414)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	65	125
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(188)	(190)

Net loss, pro forma	$(3,450)	$(479)

Net loss per share:
As reported—basic and diluted	$(0.74)	$(0.09)
Pro forma—basic and diluted	$(0.78)	$(0.10)

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

For purposes of the above pro forma calculation, the fair value of each option granted during the years ended December 31, 2004 and 2005 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2005
Expected term	4.0 years	4.5 years
Dividend	—	—
Risk-free interest rate	3.1%	4.2%
Weighted-average fair value of options granted	$0.47	$1.39

All options granted during the years ended December 31, 2004 and 2005 were granted with an exercise price equal to the fair value at the time of grant.

Adoption of SFAS 123R—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method. Stock-based compensation expense recognized during the year ended December 31, 2006 consisted of 1) stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which were calculated in accordance with APB 25, and 2) stock-based compensation for all stock-based awards granted on or after to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. Results for the years ended December 31, 2004 and 2005 have not been restated. In anticipation of the adoption of SFAS 123R, we did not modify the terms of any previously granted stock options or restricted stock awards.

As a result of adopting SFAS 123R on January 1, 2006, our income from operations, income before income taxes and net income for the year ended December 31, 2006 were $283,000, $283,000 and $275,000 less, respectively, than if we had continued to account for share-based compensation under the recognition and measurement provisions of APB 25. For the year ended December 31, 2006, basic net income per share would have been $0.03 higher, and diluted net income per share would have been $0.01 higher, had we not adopted SFAS 123R. The adoption of SFAS 123R did not impact net cash flows from operations or financing. As required by SFAS 123R, we are recognizing stock-based compensation expense only for those equity awards expected to vest.

At December 31, 2006, total unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock units granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $3.6 million, net of estimated forfeitures of $383,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

The following table presents stock-based compensation expense and total unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock units granted to employees during the year ended December 31, 2006 and accounted for in accordance with SFAS 123R (in thousands):

	Stock Options	Restricted Stock	Restricted Stock Units	Total
Year Ended December 31, 2006
Stock-based compensation expense	$264	$13	$6	$283

As of December 31, 2006
Unrecognized stock-based compensation expense	$3,180	$74	$701	$3,955
Estimated forfeitures	(302)	(7)	(74)	(383)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$2,878	$67	$627	$3,572

Net cash proceeds from the exercise of stock options were $476,000 for the year ended December 31, 2006. No income tax benefits were realized from stock option exercises during the year ended December 31, 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

We estimate the fair value of stock options granted using the Black-Scholes-Merton pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The weighted-average expected term for stock options granted during the year ended December 31, 2006 was calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility and forfeiture rates used as inputs to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating our available historical and implied volatility and forfeiture data and the data for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2006, we had not declared or paid any cash dividends. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options.

The fair value of stock options and restricted stock awards granted to employees for the year ended December 31, 2006 was estimated using the following weighted-average assumptions:

Year Ended December 31, 2006
Expected term	6.1 years
Expected volatility	64.6%
Expected dividend yield	—
Risk-free interest rate	4.79%
Weighted-average fair value	$9.71

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Note 5—401(k) Plan

In September 1998, our board of directors adopted a defined contribution retirement plan (401(k) Plan), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Company contributions to the 401(k) Plan are discretionary and are expensed when incurred. We did not make any matching contributions to the 401(k) Plan through December 31, 2005.

In April 2006, we began matching employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 1% of the employee’s salary during such pay period. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. During the year ended December 31, 2006, we recognized $62,000 of matching contribution expense.

Note 6—Income Taxes

The components of our income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
United States	$(3,360)	$(417)	$9,229
Foreign	33	24	87

Total	$(3,327)	$(393)	$9,316

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Current:
Federal	$—	$21	$196
State	—	—	58
Foreign	—	—	7

Total current	—	21	261
Deferred:
Federal	—	—	(6,375)
State	—	—	(1,047)

Total deferred	—	—	(7,422)

Provision (benefit) for income taxes	$—	$21	$(7,161)

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
Federal statutory rate	(34.0)%	(34.0)%	35.0%
State income taxes	0.0	0.0	0.4
Research and development tax credit carryforwards	(1.6)	(11.5)	(0.6)
Stock-based compensation	1.4	21.7	1.2
Utilization of previously unbenefited operating losses	39.7	35.4	(111.6)
Other	(5.5)	(6.3)	(1.3)

Effective tax rate	0.0%	5.3%	(76.9)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2005	2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$27,535	$24,445
Federal and state tax credit carryforwards	409	904
Other	961	1,107

Gross deferred tax assets	28,905	26,456
Valuation allowance	(28,809)	(18,932)

Total deferred tax assets	96	7,524
Deferred tax liabilities—depreciation and amortization	(96)	(102)

Total net deferred tax assets	$—	$7,422

Assessing the realizability of our deferred tax assets in accordance with SFAS 109 is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. Management forecasts taxable income by considering all available positive and negative evidence, including its history of operating income and losses and its financial plans and estimates that are used to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Management has historically provided a valuation allowance against the net deferred tax assets to reflect these uncertainties. At present, management believes it is more likely than not that approximately $7.4 million of net deferred tax assets will be realized in the foreseeable future; accordingly, we recorded deferred tax assets and a corresponding income tax benefit of $7.4 million during the fourth quarter of 2006. A partial valuation allowance has been established against the remaining deferred tax assets as of December 31, 2006. We also realized $2.5 million of previously unbenefited deferred tax assets during 2006, primarily due to the use of net operating loss carryforwards to offset taxable income in 2006. The partial reversal of our valuation allowance

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

and the current year realization of previously deferred tax assets resulted in a net reduction in the valuation allowance of $9.9 million during the year ended December 31, 2006. The valuation allowance was increased by approximately $1.3 million and $139,000 during the years ended December 31, 2004 and 2005, respectively, due to significant doubt regarding the recoverability of the deferred tax assets at those dates.

Our net operating losses and tax credit carryforwards were available without annual limitations as of December 31, 2006, based on an analysis performed as of that date; however, under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our domestic net operating loss and tax credits may be subject to limitation in the future due to changes in ownership. At December 31, 2006, we had net operating loss and tax credit carryforwards of approximately $64.4 million and $546,000, respectively, for U.S. federal income tax purposes, which begin expiring in 2019. At December 31, 2006, we had net operating loss and tax credit carryforwards of approximately $33.3 million and $551,000, respectively, for state income tax purposes, which begin expiring in 2007.

Deferred tax liabilities have not been recognized for undistributed earnings from our China subsidiary because it is management’s intention to indefinitely invest such undistributed earnings in our China subsidiary. Undistributed earnings from our China subsidiary totaled approximately $146,000 at December 31, 2006. If we distribute those earnings, in the form of dividends or otherwise, we would be subject to both U.S. federal income taxes (net of applicable foreign tax credits) and withholding taxes payable in China.

Income from our China subsidiary is subject to reduced tax rates due to our commitment to invest $1.0 million in its operations within the first eighteen months of its operations, which we met during the year ended December 31, 2005. As a result, all of the foreign tax related to income generated by our subsidiary during the years ended December 31, 2004 and 2005 was rebated to us. In addition, we expect that half of the foreign tax related to income generated by our China subsidiary during the years ended December 31, 2006, 2007 and 2008 will be rebated to us. The income tax benefits related to this tax status were estimated to be $5,000, $4,000 and $7,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Note 7—Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock and Class A nonvoting common stock outstanding during the period, excluding shares subject to repurchase or forfeiture. Since our common stock and Class A nonvoting common stock are both participating securities as defined in SFAS No. 128, Earnings Per Share, diluted net income (loss) per share is presented using the two-class method and gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock, common stock options and warrants, preferred stock warrants, and common stock and Class A nonvoting common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005	2006
Basic:
Numerator:
Net income (loss) allocated to common stock	$(3,327)	$(414)	$16,391
Net income (loss) allocated to Class A nonvoting common stock	—	—	86

	$(3,327)	(414)	$16,477

Denominator:
Weighted-average number of common stock shares	4,473	4,661	8,590
Weighted-average number of Class A nonvoting common stock shares	—	3	45
Net income (loss) per share—basic:
Common stock	(0.74)	(0.09)	1.91
Class A nonvoting common stock	—	(0.09)	1.91
Diluted:
Numerator:
Net income (loss) allocated to common stock	$(3,327)	$(414)	$16,441
Net income (loss) allocated to Class A nonvoting common stock	—	—	36

	$(3,327)	$(414)	$16,477

Denominator:
Weighted-average number of common stock shares	4,473	4,661	8,590
Weighted-average number of options outstanding	—	—	3,418
Weighted-average number of convertible preferred shares which were converted into shares of common stock upon the closing of the initial public offering	—	—	8,564

Total common stock shares used in per share calculation	4,473	4,661	20,572

Weighted-average number of Class A nonvoting common stock shares	—	3	45
Net income (loss) per share—diluted:
Common stock	$(0.74)	$(0.09)	$0.80
Class A nonvoting common stock	—	$(0.09)	$0.80

For each years ended December 31, 2004, 2005 and 2006, we had securities outstanding that could potentially dilute earnings per share, but the incremental shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

The number of weighted-average outstanding securities excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Outstanding options	2,420	2,877	90
Outstanding common stock warrants	7	8	—
Restricted common stock awards subject to forfeiture	11	6	1
Assumed issuable shares of common stock upon conversion of Class A nonvoting common stock, subject to forfeiture (on an as-converted basis)	—	23	—
Assumed issuable shares of common stock upon conversion of convertible preferred stock	10,956	10,956	—

Total	13,394	13,870	91

Note 8—Commitments and Contingencies

Leases—In August 2004, we entered into a lease agreement for our headquarters building in Mountain View, California. This facility is leased under a non-cancellable lease that expires in 2009, with a renewal option at fair market value for an additional five-year period. In December 2004, we moved our customer care center from Folsom, California to Gold River, California and entered into a non-cancellable sixty-five month lease that expires in 2010. In December 2005, we leased additional space in the same facility in Gold River, California under a separate fifty-four month lease that expires in 2010. We entered into a non-cancellable office lease for our subsidiary in China that commenced in April 2006 and is for a term of one year and automatically renews for one-year periods, up to a total term of five years. During June 2006, we also entered into a non-cancellable lease for our data center in San Jose, California. The lease, which commenced in August 2006, is for a term of three years. In September 2006, we entered into a non-cancellable office lease for an additional facility in Mountain View, California. The lease commenced in December 2006 and is for a term of three years. We also lease other facilities in the United States under non-cancellable operating leases that range in terms up to one year. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009.

Total rent expense under all operating leases was approximately $1.3 million, $1.6 million and $1.9 million for the years ended December 31, 2004, 2005 and 2006, respectively.

As of December 31, 2005, we had a capital lease obligation related to office equipment, which expires in December 2007. During August 2006, we entered into a second capital lease obligation that expires in July 2007 for computer equipment related to our new data center.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Future minimum lease payments under non-cancellable operating and capital leases at December 31, 2006 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations	Capital Lease Obligations
2007	$1,814	$229
2008	1,868	—
2009	1,478	—
2010	403	—
2011	30	—
Thereafter	—	—

Total minimum lease payments	$5,593	229

Less amount representing interest		(8)

Present value of net minimum lease payments		221
Current portion		221

		$—

Service and Licensing Agreements—In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $115,000. As of December 31, 2006, future cash payment commitments for services provided in connection with these agreements were as follows (in thousands):

Years Ending December 31,	Service And Licensing Obligations
2007	$290
2008	325
2009	250
Thereafter	—

Total	$865

Legal Proceedings—In September 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington in connection with our publication of a report in July 2006 entitled The Most Affordable Cities for Children’s and Family Health Insurance. The Office of the Insurance Commissioner of the State of Washington contends that the report is advertising and that our alleged mischaracterization of the affordability of individual health insurance in Spokane, Washington caused a violation of various Washington laws governing advertising, including prohibitions against false and misleading advertising in the conduct of insurance business. In general terms, the order requires us to cease and desist from further publication, distribution or republication of the report and from granting permission to republish, or assisting in the republication of, the report. We have challenged the order through an administrative proceeding and the order has been stayed pending the resolution of that proceeding.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters from time to time, including the order from the Office of the Insurance Commissioner of the State of Washington. We may also become involved in litigation in the future in the ordinary course of our business. If we are found to have violated laws or regulations in the state of Washington or in other states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request, as such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2005 or 2006.

While we have made various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 9—Segment and Geographic Information

Operating Segments—SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of the Company. Our chief operating decision maker is considered to be our chief executive officer. Our chief executive officer reviews our financial information presented on a consolidated basis in a manner substantially similar to the accompanying consolidated financial statements. Therefore, we have concluded that we operate in one segment, and accordingly we have provided only the required enterprise-wide disclosures.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended December 31, 2004, 2005 and 2006

Geographic Information—We generate revenue solely in the United States. As of December 31, 2006, our long-lived assets consisted primarily of property and equipment, and as of December 31, 2005, our long-lived assets consisted primarily of property and equipment and deferred initial public offering costs. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2005	As of December 31, 2006
United States	$4,272	$3,874
China	289	515

Total	$4,561	$4,389

Note 10—Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2006 and 2005 is as follows (in thousands, except per share amounts):

2006	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Fiscal Year
Revenue	$13,035	$14,197	$16,662	$17,416	$61,310
Income from operations	1,034	1,520	2,675	2,761	7,990
Net income	1,102	1,592	2,738	11,045	16,477
Net income per share:
Basic—common stock	$0.23	$0.32	$0.54	$0.57	$1.91
Basic—Class A nonvoting common stock	$0.23	$0.32	$0.54	$0.57	$1.91
Diluted—common stock	$0.06	$0.08	$0.14	$0.45	$0.80
Diluted—Class A nonvoting common stock	$0.06	$0.08	$0.14	$0.45	$0.80

2005	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Fiscal Year
Revenue	$9,000	$10,201	$10,844	$11,707	$41,752
Income (loss) from operations	(322)	20	(477)	147	(632)
Net income (loss)	(282)	73	(428)	223	(414)
Net income (loss) per share:
Basic—common stock	$(0.06)	$0.02	$(0.09)	$0.05	$(0.09)
Basic—Class A nonvoting common stock	—	—	—	$0.05	$(0.09)
Diluted—common stock	$(0.06)	$0.00	$(0.09)	$0.01	$(0.09)
Diluted—Class A nonvoting common stock	—	—	—	$0.01	$(0.09)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the year ending December 31, 2007. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by our independent auditors, that internal controls over financial reporting were adequate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our code of ethics that applies to our principal executive officer and our principal financial and accounting officer required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2006.

We have adopted a Code of Conduct that applies to all employees, including our principal executive officer, Gary Lauer, principal financial and accounting officer, Stuart Huizinga, and all other executive officers. The Code of Conduct is available on the investor relations page of our website at www.ehealthinsurance.com. A copy may also be obtained without charge by contacting investor relations via Ashton Partners, 201 Mission Street, Suite 500, San Francisco, CA 94105 or by calling (415) 869-5750.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In February 2007, all of our executive officers entered into individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial Statement Schedules

None.

3. Exhibits

See Item 15(b) below.

(b)    Exhibits—We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the summary of trademarks page of this Annual Report on Form 10-K.

(c)	Financial Statement Schedule—See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 21, 2007.

eHealth, Inc.

/S/ GARY L. LAUER	/S/ STUART M. HUIZINGA
Gary L. Lauer	Stuart M. Huizinga
Chief Executive Officer and Chairman of the Board of Directors	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2007.

Signature	Title

/S/ STEVEN M. CAKEBREAD Steven M. Cakebread	Director

/S/ MICHAEL D. GOLDBERG Michael D. Goldberg	Director

/S/ JOSEPH S. LACOB Joseph S. Lacob	Director

/S/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director

/S/ JACK L. OLIVER III Jack L. Oliver III	Director

/S/ SHERYL SANDBERG Sheryl Sandberg	Director

/S/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director

EXHIBIT INDEX

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

3.2		Amended and Restated Bylaws of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-1, as amended (File No. 333-133526)	June 28, 2006

10.1*		Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.2*		1998 Stock Plan of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.3*		2004 Stock Plan for eHealth China	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.4*		2005 Stock Plan of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.5*		2006 Equity Incentive Plan of the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.5.1*	†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant

10.5.2*	†	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant

10.5.3*	†	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant

10.5.4*	†	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant

10.6		Amended and Restated Investors’ Rights Agreement, dated May 23, 2005	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.7	#	Agent Agreement, effective October 1, 2000, among Blue Cross of California, BC Life and Health Insurance Company, Unicare Life and Health Insurance Company and eHealthInsurance Services, Inc., as amended	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.8	#	Internet Marketing Service Agreement, dated November 5, 1999, between Golden Rule Insurance Company and eHealthInsurance Services, Inc., as amended	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
10.9*		Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.10*		Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.11*		Supplemental Employment Agreement, dated August 24, 2000, between Sheldon Wang and eHealthInsurance Services, Inc.	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.12*		Supplemental Employment Agreement, dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.13*		Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.14		Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.15		Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

10.16		Office Lease Contract, dated March 31, 2006, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

21.1		List of Subsidiaries	Registration Statement on Form S-1, as amended (File No. 333-133526)	April 25, 2006

23.1	†	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
‡	Furnished herewith.
#	Confidential treatment has been granted for portions of this exhibit.
*	Indicates a management contract or compensatory plan or arrangement.