Form 10-Q
period 2007-03-31
eHealth, Inc.
filed 2007-05-15
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2007 was 22,530,465 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2006	March 31, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,316	$93,511
Short-term investments	158	159
Accounts receivable	717	888
Deferred income taxes	2,257	1,806
Prepaid expenses and other current assets	1,926	2,276

Total current assets	95,374	98,640
Property and equipment, net	3,936	3,728
Deferred income taxes	5,165	4,123
Other assets	453	496

Total assets	$104,928	$106,987

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,440	$1,548
Accrued compensation and benefits	3,743	2,626
Accrued marketing expenses	1,647	2,133
Deferred revenue	62	201
Other current liabilities	1,979	1,732

Total current liabilities	8,871	8,240
Other non-current liabilities	317	345

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and March 31, 2007	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,748,932 and 21,784,537 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	22	22
Additional paid-in capital	159,576	159,909
Deferred stock-based compensation	(254)	(214)
Accumulated deficit	(63,655)	(61,378)
Accumulated other comprehensive income	51	63

Total stockholders’ equity	95,740	98,402

Total liabilities and stockholders’ equity	$104,928	$106,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2006	2007
Revenue:
Commission	$12,719	$18,374
Sponsorship, licensing and other	316	1,115

Total revenue	13,035	19,489
Operating costs and expenses:
Cost of revenue-sharing	204	417
Marketing and advertising (*)	4,860	6,930
Customer care and enrollment (*)	2,596	2,999
Technology and content (*)	2,256	2,995
General and administrative (*)	2,085	3,455

Total operating costs and expenses	12,001	16,796

Income from operations	1,034	2,693
Other income, net	91	1,167

Income before provision for income taxes	1,125	3,860
Provision for income taxes	23	1,583

Net income	$1,102	$2,277

Comprehensive income:
Net income	$1,102	$2,277
Foreign currency translation adjustment	4	12

Total comprehensive income	$1,106	$2,289

Net income per share:
Basic – common stock	$0.23	$0.10
Basic – Class A nonvoting common stock	$0.23	—
Diluted – common stock	$0.06	$0.09
Diluted – Class A nonvoting common stock	$0.06	—

Net income:
Allocated to common stock	$1,092	$2,277
Allocated to Class A nonvoting common stock	10	—

Net income	$1,102	$2,277

Weighted-average number of shares used in per share amounts:
Basic – common stock	4,820	21,739
Basic – Class A nonvoting common stock	44	—
Diluted – common stock	18,927	25,428
Diluted – Class A nonvoting common stock	44	—

(*) Includes stock-based compensation as follows:
Marketing and advertising	$—	$30
Customer care and enrollment	4	19
Technology and content	30	134
General and administrative	7	89

Total	$41	$272

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities
Net income	$1,102	$2,277
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	1,493
Depreciation and amortization	324	426
Stock-based compensation expense	41	272
Deferred rent	—	27
Changes in operating assets and liabilities:
Accounts receivable	(91)	(171)
Prepaid expenses and other current assets	(188)	(350)
Other assets	(1)	(43)
Accounts payable	(249)	108
Accrued compensation and benefits	(1,044)	(1,115)
Accrued marketing expenses	430	486
Deferred revenue	177	139
Other current liabilities	7	(142)

Net cash provided by operating activities	508	3,407

Investing activities
Purchases of property and equipment	(190)	(224)
Changes in restricted cash	—	(1)
Changes in restricted investments	(1)	—

Net cash used in investing activities	(191)	(225)

Financing activities
Net proceeds from exercise of common stock options	218	101
Costs incurred in connection with initial public offering	(596)	—
Principal payments in connection with capital leases	(2)	(104)

Net cash used in financing activities	(380)	(3)

Effect of exchange rate changes on cash and cash equivalents	4	16

Net increase (decrease) in cash and cash equivalents	(59)	3,195
Cash and cash equivalents at beginning of period	9,415	90,316

Cash and cash equivalents at end of period	$9,356	$93,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. and subsidiaries (“the Company,” “we” or “us”) offer Internet-based insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The unaudited interim condensed consolidated financial statements included in this Quarterly Report of Form 10-Q have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect adjustments necessary for a fair statement of eHealth’s consolidated financial position at December 31, 2006 and March 31, 2007 and its consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2007.

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

Segments—We operate in one business segment. See Note 7 for additional information regarding our business segment.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes, and, prior to our initial public offering (“IPO”) in October 2006, the value of our common stock for the purpose of determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Unaudited Interim Financial Information—The accompanying unaudited condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2007 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete annual financial statements. In our opinion, these unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 21, 2007 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position at March 31, 2007 and results of operations and cash flows for the three months ended March 31, 2006 and 2007. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or future year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K. The information as of December 31, 2006 is derived from those financial statements.

Cash Equivalents—We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major banks and financial institutions and, at times, such investments may be in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of March 31, 2007, three customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 49%, or $432,000, of our total accounts receivable. We do not anticipate any collection issues with any of these customers.

Revenue for all periods presented was generated from customers located solely in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows (unaudited):

	Three Months Ended March 31,
	2006	2007
Golden Rule	16%	16%
Blue Cross of California and Unicare	14%	10%

Seasonality—The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses generally have increased or decreased in conjunction with these seasonal patterns.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The allowance for forfeitures payable to carriers totaled $386,000 and $383,000 at December 31, 2006 and March 31, 2007, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

In addition, we generate sponsorship revenue from carrier advertisements that appear on our website. Sponsorship fees are generally billed at a fixed monthly amount and revenue is recognized over the period that advertising is displayed. Certain sponsorship arrangements also include incentive payments due to us based on performance criteria. In instances where the performance criteria is measured based on data that is tracked by us, revenue is recognized in the period of performance. In instances where the performance criteria is measured based on data that is tracked by the carrier, revenue is recognized when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the carrier along with a detailed statement containing the data that is tracked by the carrier.

We also generate revenue from the licensing of our technology to third parties, such as carriers and agents. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the initial term of the agreement, commencing once the technology is available for use by the third party. In addition, these license agreements generally include performance criteria that is either measured based on data that is tracked by us or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred Revenue—Deferred revenue consists of amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers, or amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts. Deferred revenue at December 31, 2006 and March 31, 2007 was $62,000 and $201,000, respectively.

Stock-Based Compensation—Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), Share-Based Payment, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. See Note 3 for information regarding stock-based compensation and the financial impact of adopting SFAS 123R.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Foreign Currency Translation—Our only foreign subsidiary is located in Xiamen, China. The functional currency of our foreign subsidiary is its local currency (the Chinese Yuan Renminbi) and its financial statements are translated into U.S. Dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation adjustments are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in other income, net in the accompanying consolidated statements of operations and comprehensive income. We did not recognize any material gains or losses resulting from foreign currency transactions during the three months ended March 31, 2006 or 2007.

Comprehensive Income—In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income, including net income, are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses). Our only element of other comprehensive income is attributable to foreign currency translation adjustments with our wholly-owned subsidiary in China. Statements of comprehensive income have been included within the accompanying consolidated statements of operations and comprehensive income. Accumulated other comprehensive income was $51,000 and $63,000 at December 31, 2006 and March 31, 2007, respectively.

Net Income Per Share—We calculate net income per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share. Under SFAS 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the conversion of convertible preferred stock and Class A nonvoting common stock, are included in diluted net income per share to the extent such shares are dilutive.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The measurement and disclosure requirements are effective for us beginning January 1, 2008. We are currently assessing whether adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt this pronouncement in the first quarter of fiscal 2008 and we are currently evaluating the impact of this pronouncement on our consolidated results of operations and financial condition.

Note 2—Balance Sheet Accounts

Cash, Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments consisted of the following (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Cash and cash equivalents:
Cash	$3,050	$1,122
Money market funds	87,266	92,389

Total cash and cash equivalents	$90,316	$93,511

Short-term investments:
Certificates of deposit	$158	$159

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At December 31, 2006 and March 31, 2007, our cash and cash equivalents consisted primarily of cash and money market funds, which are highly liquid in nature. Since the duration of these securities is short, the risk of fluctuations in market interest rates and yields is not significant.

We did not experience any significant realized gains or losses on our investments in the periods presented. Gross unrealized gains and losses at December 31, 2006 and March 31, 2007 were not material.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Prepaid insurance	$540	$746
Interest receivable	396	414
Other prepaid expenses and current assets	990	1,116

Prepaid expenses and other current assets	$1,926	$2,276

Property and Equipment—Property and equipment consisted of the following (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Computer equipment and software	$7,177	$7,366
Office equipment and furniture	703	717
Leasehold improvements	479	494

	8,359	8,577
Less accumulated depreciation and amortization	(4,423)	(4,849)

Property and equipment, net	$3,936	$3,728

Depreciation expense, which includes depreciation expense related to assets under capital lease, for the three months ended March 31, 2006 and 2007, amounted to $324,000 and $426,000, respectively.

Assets under capital leases were included in the condensed consolidated balance sheets as follows (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Office equipment and furniture	$416	$416
Less accumulated depreciation	(31)	(57)

	$385	$359

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Professional fees	$659	$827
Payable to carriers	386	383
Income taxes payable	248	4
Capital lease obligation–current portion	221	117
Other accrued expenses	465	401

Other current liabilities	$1,979	$1,732

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3—Stockholder’s Equity and Stock-Based Compensation

Stockholder’s Equity

Preferred Stock—After the completion of our IPO and the filing of our amended and restated certificate of incorporation, our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. At March 31, 2007, no shares of preferred stock were outstanding.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. At March 31, 2007, 21,784,537 shares of common stock were outstanding.

Shares Reserved—Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands, unaudited):

As of March 31, 2007
(unaudited)
Common stock:
Stock options issued and outstanding	5,413
Restricted stock units issued and outstanding	31
Stock options and awards available for future grant	2,688

8,132

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of March 31, 2007, we had a remaining reserve of 2,688,413 shares of our common stock for issuance under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant or award under the 2006 Plan. In addition, on January 1 of each year, the number of shares reserved under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2007, shares reserved under the 2006 Plan automatically increased by 869,957 shares, or 4% of the total number of shares of our common stock then outstanding. Employees, non-employee members of our board of directors and consultants of our company and our subsidiaries are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options generally expire after ten years from the date of grant. Options granted prior to our IPO in October 2006 typically may be exercised at any time, with unvested shares issued upon exercise being subject to repurchase rights by us at the exercise price of the stock option. As of December 31, 2006 and March 31, 2007, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts):

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2006	1,844	5,436	$3.85
Automatic increase in shares authorized (unaudited) (1)	870	—	—
Reduction in number of authorized shares (unaudited) (2)	(16)	—	—
Granted—exercise price equal to fair value (unaudited)	(34)	34	$24.64
Exercised (unaudited)	—	(33)	$2.80
Cancelled (unaudited)	24	(24)	$12.66

Balance at March 31, 2007 (unaudited)	2,688	5,413	$3.95	5.88	$106,136

Vested and expected to vest at March 31, 2007 (unaudited)		5,333	$3.84	5.84	$105,145
Exercisable at March 31, 2007 (unaudited)		4,296	$2.22	5.14	$91,637

(1)	In accordance with the provisions of the 2006 Plan, shares reserved for issuance under such plan automatically increased on January 1, 2007 by 4% of the total number of shares of our common stock then outstanding.
(2)	The number of shares authorized for issuance under the 1998 and 2005 Stock Plans decreased due to cancellations of stock options previously granted under those plans. These plans have been terminated with respect to the grant of additional awards.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at March 31, 2007 for the 4.3 million shares of common stock subject to options that were vested at March 31, 2007. Total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2007 was $473,000 and $775,000, respectively. Total fair value of stock options accounted for under SFAS 123R, which vested during the three months ended March 31, 2007 was $29,000. No stock options accounted for under SFAS 123R vested during the three months ended March 31, 2006.

During the three months ended March 31, 2006 and 2007, we recorded stock-based compensation expense totaling $5,000 and $194,000, respectively, related to stock options granted to employees and non-employee members of our board of directors and accounted for in accordance with the provisions of SFAS 123R. At March 31, 2007, total unrecognized stock-based compensation cost related to stock options granted to employees and non-employee members of our board of directors under our stock plans and accounted for in accordance with SFAS 123R was approximately $3.0 million, net of estimated forfeitures of $308,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables summarize information about stock options outstanding as of March 31, 2007 (in thousands, except per share data and lives, unaudited):

Exercise Price	Outstanding and Exercisable		Vested
	Number of Shares of Common Stock Subject to Options	Weighted- Average Remaining contractual Life (years)	Number of Shares of Common stock Subject to Options	Weighted- Average Exercise Price
$ 0.50	159	2.41	158	$0.50
$ 1.00	1,230	4.05	1,230	$1.00
$ 2.00	2,496	5.31	2,459	$2.00
$ 4.00	124	7.23	88	$4.00
$ 5.00	51	7.74	29	$5.00
$ 6.50	107	8.19	54	$6.50
$ 8.00	74	8.46	28	$8.00
$ 8.30	247	8.59	83	$8.30
$ 8.80	555	8.71	143	$8.80
$ 9.70	18	8.84	6	$9.70
$12.90	126	9.09	18	$12.90
$13.00	76	9.34	—	—
$21.25	116	9.72	—	—
$24.00	14	9.89	—	—
$25.08	20	9.97	—	—

$ 3.95	5,413	5.88	4,296	$2.22

We account for grants of restricted stock units in accordance with the provisions of SFAS 123R. The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. During the three months ended March 31, 2007, we recorded stock-based compensation expense totaling $39,000 related to restricted stock units accounted for in accordance with the provisions of SFAS 123R. As of March 31, 2007, total unrecognized compensation cost related to restricted stock units was $547,000, net of estimated forfeitures of $64,000. This cost will be recognized over a weighted-average period of 3.4 years.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data):

	Restricted Stock Units Outstanding
	Number of Shares of Common Stock Covered by Restricted Stock Units	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2006	33
Granted (unaudited)	—
Cancelled (unaudited)	(2)

Balance as of March 31, 2007 (unaudited)	31	9.43	$733

Expected to vest at March 31, 2006 (unaudited)	28	9.43	$666

The aggregate intrinsic value is calculated as the fair value at March 31, 2007 of the underlying common stock outstanding and expected to vest as of March 31, 2007. No restricted stock units were granted during the three months ended March 31, 2006 and 2007, and as of March 31, 2007, none of the restricted stock units had vested.

2004 Stock Plan for eHealth China—During November 2004, our board of directors adopted the 2004 Stock Plan for eHealth China, Inc. (the “eHealth China Plan”) for the issuance of shares of Class A nonvoting common stock. Shares of restricted Class A nonvoting common stock constituted all of the awards granted under the eHealth China Plan and all of

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

those shares converted into common stock in October 2006 in connection with our IPO. In addition, the eHealth China Plan was terminated with respect to the grant of additional shares upon the effective date of the 2006 Plan in October 2006. Shares issued under the eHealth China Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. As of March 31, 2007, there were 22,000 restricted common shares subject to release under the 2004 Stock Plan for eHealth China.

We account for Class A nonvoting common stock awards granted subsequent to January 1, 2006 in accordance with the provisions of SFAS 123R. During the three months ended March 31, 2006 and 2007, we recorded $1,000 and $5,000 of stock-based compensation expense related to these awards. As of March 31, 2007, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the eHealth China Plan and accounted for under SFAS 123R was $62,000, net of estimated forfeitures of $7,000. This cost will be recognized over a weighted-average period of 3.0 years.

Stock-Based Compensation

Adoption of SFAS 123R—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method. Stock-based compensation expense recognized during the three months ended March 31, 2006 and 2007 consisted of 1) stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which were calculated in accordance with APB 25, and 2) stock-based compensation for all stock-based awards granted on or after to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, our income from operations and income before income taxes for the three months ended March 31, 2006 and 2007 were $6,000 and $238,000 less, respectively, and our net income for the three months ended March 31, 2006 and 2007 was $6,000 and $217,000 less, respectively, than if we had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25. For the three months ended March 31, 2007, basic and diluted net income per share would have been $0.01 higher, had we not adopted SFAS 123R. The adoption of SFAS 123R did not impact net cash flows from operations or financing. As required by SFAS 123R, we are recognizing stock-based compensation expense only for those equity awards expected to vest.

At March 31, 2007, total unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock units granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $3.6 million, net of estimated forfeitures of $379,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table presents stock-based compensation expense and total unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock units granted to employees during the three months ended March 31, 2007 and accounted for in accordance with SFAS 123R (in thousands, unaudited):

	Stock Options	Restricted Stock	Restricted Stock Units	Total
Three Months Ended March 31, 2007
Stock-based compensation expense	$194	$5	$39	$238

As of March 31, 2007
Unrecognized stock-based compensation expense	$3,310	$69	$611	$3,990
Estimated forfeitures	(308)	(7)	(64)	(379)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$3,002	$62	$547	$3,611

Net cash proceeds from the exercise of stock options were $218,000 and $101,000 for the three months ended March 31, 2006 and 2007, respectively. No income tax benefits were realized from stock option exercises during the three months ended March 31, 2006 and 2007. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We estimate the fair value of stock options granted using the Black-Scholes-Merton pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The weighted-average expected terms for stock options granted during the three months ended March 31, 2006 and 2007 were calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility and forfeiture rates used as inputs to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating our available historical and implied volatility and forfeiture data and the data for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through March 31, 2007, we had not declared or paid any cash dividends. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options.

The fair value of stock options and restricted stock awards granted to employees for the three months ended March 31, 2006 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2007
Expected term	6.1 years	6.1 years
Expected volatility	65.59%	59.58%
Expected dividend yield	—	—
Risk-free interest rate	4.92%	4.48%
Weighted-average fair value	$6.22	$14.73

Deferred Stock-Based Compensation Expense—In connection with certain stock options granted to employees prior to January 1, 2006, we recorded deferred stock-based compensation expense representing the difference between the option exercise price, if any, and the deemed fair value of the underlying common stock determined for financial reporting purposes on the grant date (intrinsic value method) as prescribed in APB 25. The deferred stock-based compensation is being recognized as an expense over the vesting period of these options, which is generally four years. Net amortization of deferred stock-based compensation related to these grants totaled $7,000 and $6,000 for the three months ended March 31, 2006 and 2007, respectively. As of March 31, 2007, the remaining unamortized deferred stock-based compensation related to these grants totaled $11,000.

On January 1, 2004, our wholly-owned subsidiary in China began hiring a number of individuals who were previously providing consulting services to us. Prior to January 1, 2004, these non-employee consultants were granted (pursuant to the terms of the 1998 Stock Plan) restricted common stock awards for the services they provided. Upon the change in status of these individuals, on January 1, 2004, we recorded deferred stock-based compensation related to these restricted stock awards determined based on the intrinsic value of these awards as of January 1, 2004 and the number of restricted stock awards for which the forfeiture provision had not lapsed as of January 1, 2004. This deferred stock-based compensation is being amortized using the straight-line method over the remaining vesting term of these awards. We recorded stock-based compensation expense related to these awards of $3,000 in both of the three-month periods ended March 31, 2006 and 2007. As of March 31, 2007, the remaining unamortized deferred stock-based compensation related to these awards totaled $4,000.

We also account for Class A nonvoting common stock awards granted prior to January 1, 2006 in accordance with the provisions of APB 25. Due to uncertainty of the events that would have triggered a conversion of Class A nonvoting common stock into common stock, we accounted for awards granted under the eHealth China Plan prior to January 1, 2006 as variable awards. Under this method, we recorded no deferred stock-based compensation, but measured and recorded stock-based compensation expense based on the fair value of the underlying Class A nonvoting common stock at the end of each reporting period within the vesting periods. Upon the completion of our IPO in October 2006, all unvested shares of Class A nonvoting common stock issued prior to January 1, 2006 were converted into shares of common stock measured at the fair value public offering price of $14.00 per share and, in accordance with APB 25, we recorded deferred stock-based compensation totaling $255,000, which will be amortized over the remaining vesting terms of the underlying common

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

stock. We recorded stock-based compensation expense related to these awards of $25,000 in both of the three-month periods ended March 31, 2006 and 2007. As of March 31, 2007, the remaining unamortized deferred stock-based compensation related to these awards totaled $199,000.

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2006 and 2007 (in thousands, unaudited):

	Three Months Ended March 31,
	2006	2007
Awards granted to employees and non-employee members of our board of directors accounted for in accordance with SFAS 123R:
Common stock options	$5	$194
Restricted stock units	—	39
Restricted Class A nonvoting common stock	1	5

	6	238

Awards granted to employees accounted for in accordance with APB 25:
Common stock options	7	6
Restricted common stock	3	3
Restricted Class A nonvoting common stock	25	25

	35	34

Total stock-based compensation expense	$41	$272

Note 4—Income Taxes

During the three months ended March 31, 2007, we recorded a provision for income taxes of $1.6 million, representing an effective tax rate of 41%; however, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, we expect to pay federal and state taxes at the alternative minimum tax rate in 2007, which is approximately 3% of pre-tax income. Our deferred tax assets were reduced due to the utilization of net operating losses against taxable income in the current quarter. We recorded a provision for income taxes of $23,000 for the three months ended March 31, 2006 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations.

Assessing the realizability of our deferred tax assets in accordance with SFAS 109 is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. Management forecasts taxable income by considering available positive and negative evidence, including its history of operating income and losses and its financial plans and estimates that are used to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Management has historically provided a valuation allowance against the net deferred tax assets to reflect these uncertainties. In the fourth quarter of 2006, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it was more likely than not that we would realize sufficient earnings to utilize a portion of our deferred tax assets. Accordingly, we reduced the valuation allowance against deferred tax assets and recorded a tax benefit of $7.4 million in 2006. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. If not utilized, our federal and state net operating loss and tax credit carryforwards will begin to expire in 2019 and 2007, respectively. Our net operating losses and tax credit carryforwards were available without annual limitations as of December 31, 2006, based on an analysis performed as of that date; however, under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our domestic net operating loss and tax credits may be subject to limitation in the future due to changes in ownership.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. Upon adoption of FIN 48, we had approximately $0.9 million

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of unrecognized tax benefits. As of January 1, 2007, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

We have elected to record interest and penalties related to uncertain tax positions as income tax expense in the financial statements in accordance with FIN 48. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

Note 5—Net Income Per Share

For the three months ended March 31, 2006, basic net income per share is calculated using the weighted-average number of shares of common stock and Class A nonvoting common stock outstanding during the quarter, excluding shares subject to repurchase or forfeiture. Since our common stock and Class A nonvoting common stock were both participating securities as defined in SFAS No. 128, Earnings Per Share, diluted net income per share is presented using the two-class method in the three months ended March 31, 2006 and gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock, common stock options, common stock and Class A nonvoting common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive. As a result of our IPO in October 2006, all outstanding Class A nonvoting common stock was automatically converted into shares of common stock. For the three months ended March 31, 2007, basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the quarter, excluding shares subject to repurchase or forfeiture, and diluted net income per share gives effect to all dilutive potential common shares outstanding during the period, including common stock options and restricted stock units and common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data, unaudited):

	Three Months Ended March 31,
	2006	2007
Basic:
Numerator:
Net income allocated to common stock	$1,092	$2,277
Net income allocated to Class A nonvoting common stock	10	—

	$1,102	$2,277

Denominator:
Weighted average number of common stock shares	4,820	21,739
Weighted average number of Class A nonvoting common stock shares	44	—
Net income per share—basic:
Common stock	$0.23	$0.10
Class A nonvoting common stock	$0.23	—
Diluted:
Numerator:
Net income allocated to common stock	$1,092	$2,277
Net income allocated to Class A nonvoting common stock	10	—

	$1,102	$2,277

Denominator:
Weighted average number of common stock shares	4,820	21,739
Weighted average number of restricted stock and restricted stock units	4	14
Weighted average number of options outstanding	3,147	3,675
Weighted average number of assumed issuable shares of common stock upon conversion of convertible preferred stock	10,956	—

Total common stock shares used in per share calculation	18,927	25,428

Weighted average number of Class A nonvoting common stock shares	44	—
Net income per share—diluted:
Common stock	$0.06	$0.09
Class A nonvoting common stock	$0.06	—

For each of the three-month periods ended March 31, 2006 and 2007, we had securities outstanding that could potentially dilute earnings per share, but the incremental shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The number of weighted-average outstanding securities excluded from the computation of basic and diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended March 31,
	2006	2007
Outstanding options	13	127

Note 6—Commitments and Contingencies

Leases—We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in March 2011. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. Total rent expense under all operating leases was approximately $397,000 and $529,000 for the three months ended March 31, 2006 and 2007, respectively.

As of March 31, 2006, we had a capital lease obligation related to office equipment, which expires in December 2007, and in August 2006, we entered into a second capital lease obligation that expires in July 2007 for computer equipment related to our new data center.

Future minimum lease payments under non-cancellable operating and capital leases at March 31, 2007 were as follows (in thousands, unaudited):

Year Ending December 31,	Operating Lease Obligations	Capital Lease Obligations
2007 (9 months)	$1,405	$120
2008	1,867	—
2009	1,477	—
2010	403	—
2011	30	—
Thereafter	—	—

Total minimum lease payments	$5,182	120

Less amount representing interest		(3)

Present value of net minimum lease payments		117
Current portion		117

		$—

Service Agreements—In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $115,000, with the final payment due in June 2008. In March 2007, we entered into a two-year service agreement with a third-party to provide additional functionality not currently available on our website. Under the terms of the agreement, we are required to pay certain up-front fees totaling $195,000, plus a $30,000 fee to be paid annually. The up-front fees will be recognized on a straight-line basis commencing once the technology is available for use through the expiration date of the agreement in March 2009. As of March 31, 2007, future cash payment commitments for services provided in connection with these agreements were as follows (in thousands, unaudited):

Year Ending December 31,	Service Obligations
2007 (9 months)	$474
2008	355
2009	250
Thereafter	—

Total	$1,079

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Legal Proceedings—In September 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington (“OIC”) in connection with our publication of a report in July 2006 entitled The Most Affordable Cities for Children’s and Family Health Insurance. The OIC contends that the report caused a violation of various Washington laws governing advertising, and the order requires us, in general terms, to cease and desist from further publication or distribution of the report. While the cease and desist order remains in effect, the OIC has notified us that it considers the matter closed and that it will not take any further enforcement action against us for issues relating to actions we took in connection with our publication of the report.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters from time to time. We may also become involved in litigation in the future in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in our right, to which any of them is, or is threatened to be, made a party by reason of their service as one of our directors or officers or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request, and the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006 or March 31, 2007.

While we have made various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 7—Segment and Geographic Information

Operating Segments—SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of a company. Our chief operating decision maker is considered to be our chief executive officer. Our chief executive officer reviews our financial information presented on a consolidated basis in a manner substantially similar to the accompanying consolidated financial statements. Therefore, we have concluded that we operate in one segment, and accordingly we have provided only the required enterprise-wide disclosures.

Geographic Information—We have generated revenue solely in the United States. As of December 31, 2006 and March 31, 2007, our long-lived assets consisted primarily of property and equipment. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
United States	$3,874	$3,697
China	515	527

Total	$4,389	$4,224

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning expectations regarding the impact of an increase in submitted applications resulting from marketing partner referrals; fluctuation in the cost of acquiring new members and related factors; future increases in expenses; increases in commission revenue as a result of growth in our membership base and our continued spending on marketing initiatives; timing of the introduction of new product offerings such as a platform to market health insurance products in combination with health savings accounts; increases in sponsorship, licensing and other revenue; transfers of small business members from a partner; plans to explore new marketing initiatives and related impact on acquisition cost per member; fluctuations in other income; our future effective income tax rate; increases in capital expenditures; sufficiency of current cash and cash generated from operations and factors that impact future capital requirements; investments in, or acquisitions of, complementary businesses, products or technologies; the impact of recent accounting pronouncements; the composition of our investment portfolio; exposure to adverse changes in exchange rates; issues with collection; adequacy of resources to comply with the Sarbanes-Oxley Act of 2002; the growing number of small businesses and increasing number of self-employed employers seeking to reduce costs associated with providing health insurance; demand in the individual and family health insurance market; the impact of stock-based compensation expense on our financial statements; our incurring legal, accounting and other expenses; factors that will impact the successful promotion of our brand; factors that could influence the rate at which we convert consumers visiting our ecommerce platform into members, including the effectiveness of the third phase of our electronic processing interchange technology; factors that could influence the success of our relationship with our marketing partners; plans to expand our Chinese operations; the date of completion of implementation of our commission accounting system; factors that will influence the success of our sponsorship advertising and technology licensing businesses; changes to existing insurance regulations and the impact of those changes; factors that will affect our future success and growth; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2007, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Since our incorporation in November 1997, we have spent approximately $58 million on technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 160 health insurance carriers, enabling us to offer more than 7,000 health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

Our financial model is characterized by recurring revenue, health insurance pricing that is set by each carrier and approved by state regulators, and members who maintain their health insurance products for an average of more than two years (measured on a revenue weighted-average basis for all products purchased through us, including short-term products, which are held for less than four months on average). We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. We typically receive commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to price negotiation or discounting of prices by health insurance carriers or our competitors.

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 97.6% and 94.3% of our total revenue for the three months ended March 31, 2006 and 2007, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and, to a lesser extent, licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual, family and small business health insurance markets and corresponding growth in our membership. We estimate that as of March 31, 2007, we had approximately 443,200 members, compared to an estimated 393,300 members at December 31, 2006 and an estimated 305,300 members at March 31, 2006. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

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

Revenue attributable to individual and family product offerings in each of the three months ended March 31, 2006 and 2007 represented approximately 79% of our total revenue. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Revenue generated from sponsorship advertising and technology licensing represented 2.4% and 5.7% of our total revenue for the three months ended March 31, 2006 and 2007, respectively. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their quoting and online content. These parties typically pay us certain guaranteed and performance-based fees.

Member Acquisition

An important factor in our revenue growth is the growth of our member base. Our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners, and online advertising. Our marketing initiatives are designed to drive revenue-generating members to our ecommerce platform and retain those members. In addition to growing our member base, we are increasingly investing time and resources in other revenue sources, such as carrier sponsorship advertising on our website and technology licensing arrangements.

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories. For both the three-month periods ended March 31, 2006 and 2007, applications submitted through us for individual and family health insurance products from our direct channel constituted approximately 40% of all individual and family health insurance applications submitted on our website. We expect our direct channel will continue to be our most cost-effective member acquisition channel.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding joint marketing programs with existing partners and adding new partners to our network. For the three months ended March 31, 2006 and 2007, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 39% and 31%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. For the three months ended March 31, 2006 and 2007, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 21% and 29%, respectively, of all individual and family health insurance applications submitted on our website.

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

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising channels, in addition to compensation and other expenses related to marketing, business development, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of print advertising, certain search engine optimization expenses, direct mail, email and other activities that drive consumers directly to our website.

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

We believe the cost of acquiring new members will continue to fluctuate based upon various factors, including the mix of health insurance applications submitted through our three member acquisition channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing including keywords purchased by us, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, fluctuations in the percentage of consumers referred to our website who submit health insurance applications, the level of personnel costs required to manage our marketing and advertising programs and our investments in new products and sources of revenue.

Customer Care and Enrollment

Customer care and enrollment expenses consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in absolute dollars in future periods.

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly-owned subsidiary in China, where technology development costs are generally lower. Our technology and content expenses incurred in China totaled $0.2 million and $0.3 million during the three months ended March 31, 2006 and 2007, respectively. We expect our technology and content expenses to increase in absolute dollars in the future due to our increased focus on technology development, including the enhancement of our ecommerce platform. Additionally, our technology and content expenses could increase significantly if we decide to pursue expansion opportunities outside of the United States.

General and Administrative

General and administrative expenses consist primarily of compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting. We expect our general and administrative expenses to continue to increase during the remainder of 2007 due to the increased costs associated with operating as a public company and the costs necessary to support the growth in our business.

Summary of Selected Metrics

The following table shows certain selected metrics used by management to evaluate our business (unaudited):

Metric	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
IFP submitted applications (1)	74,500	91,800

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (2)	40%	40%
Marketing partners (3)	39%	31%
Online advertising (4)	21%	29%

Total	100%	100%

IFP approved members (5)	57,800	82,300
Total approved members (6)	79,600	119,600

Total revenue (7)	$13,035,000	$19,489,000
Total revenue per estimated member for the period (8)	$45	$47

Marketing and advertising expenses (9)	$4,860,000	$6,930,000
Acquisition cost per individual on IFP submitted applications (10)	$42	$49

	As of March 31, 2006	As of March 31, 2007
IFP estimated membership (11)	248,700	362,300
Total estimated membership (12)	305,300	443,200

(1)	Individual and Family Product (“IFP”) applications completed on eHealth’s website during the period.
(2)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through unpaid search engine results or otherwise.
(3)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners.
(4)	Percentage of IFP submitted applications from applicants sourced through paid search, portals and related sites.
(5)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(6)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(7)	Total revenue recognized during the period (all sources) from the condensed consolidated statements of operations.
(8)	Calculated as total revenue recognized during the period (see note (7)) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).
(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of operations.
(10)	Calculated as total marketing and advertising expenses for the period (see note (9)) divided by the number of individuals on IFP applications completed on eHealth’s website during the period.
(11)	Estimated number of members active on IFP insurance policies as of the date indicated.
(12)	Estimated number of members active on all insurance policies as of the date indicated.

Critical Accounting Polices and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes, and, prior to our initial public offering (“IPO”) in October 2006, the fair value of our common stock for the purpose of determining stock-based compensation, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which was effective for us beginning January 1, 2007, there have been no significant changes in our accounting policies during the three months ended March 31, 2007, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three months ended March 31, 2006 and 2007, which had a material impact on our allowance for forfeitures. The allowance for forfeitures payable to carriers totaled $0.4 million at both December 31, 2006 and March 31, 2007.

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

We defer revenue amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts, and we defer revenue amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. For example, at March 31, 2006, deferred revenue on our consolidated balance sheet included $0.6 million related to a single health insurance carrier that, effective January 2005, changed its basis for calculating and reporting commission amounts from a percentage of the premium it collected to a percentage of the premium it billed. Since this was the first carrier to calculate and report commission amounts on this basis, we did not have sufficient historical forfeiture experience to estimate and record an appropriate allowance for forfeitures as commission amounts were reported to us by the carrier. Accordingly, all commission amounts reported to us by the carrier since the beginning of 2005 were deferred. During the third quarter of 2006, we determined we had sufficient experience to estimate an allowance for forfeitures for this carrier, at which time all amounts previously deferred were recorded as revenue, net of an allowance for forfeitures. Deferred revenue as of March 31, 2007 primarily consisted of amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers.

Internal-Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we expense as incurred all website development costs for new features and functionalities until it is probable that they will result in additional functionality, generally when they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. At December 31, 2006 and March 31, 2007, our capitalized internal-use software was fully depreciated and had a net carrying value of zero.

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), Share-Based Payment on January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period.

During the three months ended March 31, 2006 and 2007, we recorded stock-based compensation expense totaling $35,000 and $34,000, respectively, related to stock options and restricted stock awards granted under our stock plans and accounted for in accordance with the provisions of APB 25. At March 31, 2007, total deferred stock-based compensation related these stock options and restricted stock awards accounted for in accordance with APB 25 was approximately $0.2 million.

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

During the three months ended March 31, 2006 and 2007, we recorded stock-based compensation expense totaling $6,000 and $0.2 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and non-employee members of our board of directors and accounted for in accordance with the provisions of SFAS 123R. At March 31, 2007, total unrecognized stock-based compensation cost related to stock options, restricted stock awards and restricted stock units granted under our stock plans and accounted for in accordance with SFAS 123R was approximately $3.6 million, net of estimated forfeitures of $0.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.3 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, restricted common stock, restricted stock units and Class A nonvoting common stock, requires judgment by management on a number of assumptions. Changes in key assumptions will significantly impact the valuation of such instruments. Because there had been no public market for our stock prior to our IPO in October 2006, our board of directors determined the fair value of our common stock based upon internal valuation analyses prepared by management, which considered sales of our common stock to unrelated independent third parties. Beginning in the second quarter of 2005, our board of directors determined the fair value of our common stock using contemporaneous valuations by an unaffiliated valuation specialist, Financial Strategies Consulting Group, LLC. The contemporaneous valuations used the probability-weighted expected return method.

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

We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, we had approximately $0.9 million of unrecognized tax benefits. As of January 1, 2007, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

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

Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. In the fourth quarter of 2006, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it was more likely than not that we would realize sufficient earnings to utilize a portion of our deferred tax assets. Accordingly, we reduced the valuation allowance against deferred tax assets and recorded a tax benefit of $7.4 million in 2006. This benefit was partially offset by a provision for income taxes of $0.3 million for 2006 related to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned in 2006 under current tax regulations. To the extent we conclude that future taxable income and ongoing tax planning strategies warrant the release of all or a portion of the remaining valuation allowance, which totaled $18.9 million as of December 31, 2006, an adjustment to the valuation allowance would result in significant income tax benefit in such period.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Our effective tax rate during the three months ended March 31, 2007 was 41%; however, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, we expect to pay federal and state taxes at the alternative minimum tax rate in 2007, which is approximately 3% of pre-tax income. Future changes in various factors, such as the amount of stock-based compensation we record during the year, potential limitations on the use of our federal and state net operating loss carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits, changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2006 and 2007 (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2006		2007
Revenue:
Commission	$12,719	97.6%	$18,374	94.3%
Sponsorship, licensing and other	316	2.4	1,115	5.7

Total revenue 13,035	13,035	100.0	19,489	100.0
Operating costs and expenses:
Cost of revenue-sharing	204	1.6	417	2.1
Marketing and advertising	4,860	37.3	6,930	35.6
Customer care and enrollment	2,596	19.9	2,999	15.4
Technology and content	2,256	17.3	2,995	15.4
General and administrative	2,085	16.0	3,455	17.7

Total operating costs and expenses	12,001	92.1	16,796	86.2

Income from operations	1,034	7.9	2,693	13.8
Other income, net	91	0.7	1,167	6.0

Income before income taxes	1,125	8.6	3,860	19.8
Provision for income taxes	23	0.1	1,583	8.1

Net income	$1,102	8.5%	$2,277	11.7%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended March 31,
	2006	2007
Marketing and advertising	$—	$30
Customer care and enrollment	4	19
Technology and content	30	134
General and administrative	7	89

Total	$41	$272

Three Months Ended March 31, 2006 and 2007

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007	$	%
Commission	$12,719	$18,374	$5,655	44%
Percentage of total revenue	98%	94%

Sponsorship, licensing and other	$316	$1,115	$799	253%
Percentage of total revenue	2%	6%
Total revenue	$13,035	$19,489	$6,454	50%

Total revenue increased $6.5 million, or 50%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to an increase in commission revenue as a result of an increase in our membership. Our estimated membership increased approximately 45% to 443,200 members at March 31, 2007 from 305,300 members at March 31, 2006. Sponsorship, licensing and other revenue increased $0.8 million in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to the sale of additional carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

During the three months ended March 31, 2006 and 2007, insurance carriers reported to us they had approved for coverage approximately 79,600 and 119,600 members, respectively, who were included on submitted applications through our website, an increase of 50%.

All revenue for all periods presented was generated from customers located in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows (unaudited):

	Three Months Ended March 31,
	2006	2007
Golden Rule	16%	16%
Blue Cross of California and Unicare	14%	10%

We expect commission revenue to increase in absolute dollars as a result of growth in our membership base and our continued spending on our marketing initiatives. We expect sponsorship, licensing and other revenue to increase in absolute dollars and as a percentage of total revenue in the future as we pursue additional carrier sponsorship and technology licensing opportunities.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007	$	%
Cost of revenue-sharing	$204	$417	$213	104%
Percentage of total revenue	2%	2%

Cost of revenue-sharing increased $0.2 million, or 104%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing for the three months ended March 31, 2007 was $0.1 million of revenue-sharing expense related to commission revenue we recognized during the quarter associated with a partner who has transferred certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. We expect these transfers of small business members to continue to occur during the next several quarters, although at a slower rate than we have previously experienced. As a percentage of total revenue, cost of revenue-sharing remained stable at 2% in both of the three-month periods ended March 31, 2006 and 2007.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007	$	%
Marketing and advertising	$4,860	$6,930	$2,070	43%
Percentage of total revenue	37%	36%

Marketing and advertising expenses increased by $2.1 million, or 43%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This was primarily due to a $1.6 million increase in online advertising expenses related to paid keyword search costs on Internet search engines related to an increase in the volume of click-throughs from the online advertising channel. Compensation and related expenses increased $0.2 million as a result of an increase in personnel. Additionally, public relations expenses and marketing partner expenses increased $0.1 million each. As a percentage of total revenue, total marketing and advertising expenses decreased to 36% in the three months ended March 31, 2007 from 37% in the three months ended March 31, 2006. We expect our marketing expenses to increase, including expenses in our direct member acquisition channel, as we continue to invest in enhancing our brand and other marketing programs. In addition, due to our adoption of SFAS 123R, stock-based compensation costs may increase and become significant depending on the extent to which we grant additional equity awards.

Our acquisition cost per member, which we define as total marketing and advertising expenses for a period divided by the number of members included on applications for individual and family product offerings submitted during the period, increased 17% to $49 in the three months ended March 31, 2007 from $42 in the three months ended March 31, 2006, primarily due to an increase in the cost of advertising per submitted member and, to a lesser extent, an increase in compensation and related expenses and public relations expenses. This measure of cost of acquisition includes not only online advertising, marketing partner and direct channel advertising expenditures for all product lines, but also compensation and all other departmental expenses of the marketing, business development, public relations and carrier relations departments. It also includes stock-based compensation expense recognized for these departments. The denominator for the calculation of this metric includes only members included on applications for major medical individual and family health insurance plans and does not include members on applications for small business, short-term major medical, stand-alone dental, life and student health insurance products.

We expect the average cost of acquiring new members to fluctuate based upon several factors, including the mix of health insurance applications submitted through our three member acquisition channels, our investment in new product and revenue lines, the mix of marketing partners referring consumers to our website, fluctuations in costs of online marketing including keywords purchased by us, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, fluctuations in the percentage of consumers referred to our website who submit health insurance applications and the level of personnel costs required to manage our marketing and advertising programs. Additionally, we may explore new marketing initiatives as part of our efforts to drive more consumers to our website. These initiatives may increase our acquisition cost per member if they do not result in a sufficient number of additional members to justify the expenditure. For instance, we have invested in the development of a platform to allow us to market individual and family health insurance products in combination with health savings accounts into businesses of all sizes. We currently plan to begin a phased introduction of the platform beginning in the third quarter of this year, although this timing may be impacted by third party technology development efforts or other factors. Our investment in this platform may increase our marketing and advertising as well as our technology and content and other expenses.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007	$	%
Customer care and enrollment	$2,596	$2,999	$403	16%
Percentage of total revenue	20%	15%

Customer care and enrollment expenses increased by $0.4 million, or 16%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to higher compensation and related expenses associated with the increased number of personnel necessary to service the increased volume of health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 15% in the three months ended March 31, 2007 from 20% in the three months ended March 31, 2006 as a result of economies of scale achieved by our customer care and enrollment operations.

We expect customer care and enrollment expenses to increase in absolute dollars as we hire additional personnel to service the growth in health insurance applications submitted through our website.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007	$	%
Technology and content	$2,256	$2,995	$739	33%
Percentage of total revenue	17%	15%

Technology and content expenses increased by $0.7 million, or 33%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to a $0.4 million increase in compensation and related expenses associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Additionally, technology and content expenses increased as a result of a $0.1 million increase in rent expense due to our new leased data center, a $0.1 million increase in stock-based compensation expense as a result of our adoption of SFAS 123R in 2006 and a $0.1 million increase in depreciation expense related to the purchase of computer equipment used in our new data center. As a percentage of total revenue, technology and content costs decreased to 15% in the three months ended March 31, 2007 from 17% in the three months ended March 31, 2006 as a result of economies of scale achieved by our technology and content operations.

We expect our technology and content expenses to increase in absolute dollars due to our increased focus on technology development, including the enhancement of our ecommerce platform and due to an increase in stock-based compensation costs associated with our adoption of SFAS 123R. For instance, we are investing in the development of a platform to allow us to market individual and family health insurance products in combination with health savings accounts into businesses of all sizes. Our investment in this platform may increase our technology and content as well as our marketing and advertising and other expenses.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007	$	%
General and administrative	$2,085	$3,455	1,370	66%
Percentage of total revenue	16%	18%

General and administrative expenses increased by $1.4 million, or 66%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to an increase in compensation and related expenses of $0.5 million associated with increased personnel in our finance and legal departments to assist in our operation as a public company. We also incurred costs associated with operating as a public company, including an increase in accounting, audit and other professional service fees of $0.3 million and an increase in directors and officers insurance costs of $0.1 million. In addition, legal fees increased $0.2 million and stock-based compensation expense increased $0.1 million as a result of our adoption of SFAS 123R. As a percentage of total revenue, general and administrative expenses increased to 18% in the three months ended March 31, 2007 from 16% in the three months ended March 31, 2006.

We expect our general and administrative expenses to continue to increase in absolute dollars due to the increased costs associated with operating as a public company, the costs necessary to support the growth in our business and an increase in stock-based compensation costs associated with our adoption of SFAS 123R.

Other Income, Net

The following table presents our other income, net, and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007	$	%
Other income, net	$91	$1,167	$1,076	1,182%
Percentage of total revenue	1%	6%

Other income, net, primarily consists of interest income earned on cash and cash equivalent balances, offset by administrative bank fees and interest expense on our capital lease obligations. Other income, net, increased $1.1 million, or 1,182%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to an increase in interest income as a result of an increase in our cash and cash equivalents. Cash and cash equivalents increased primarily as a result of the proceeds we received from our IPO in October 2006 and from cash generated from operations. Additionally, the average yield earned on our invested cash and cash equivalent balances has increased since the three months ended March 31, 2006.

We expect other income, net, to fluctuate in absolute dollars in the future as a result of fluctuations in yields earned on our invested cash and cash equivalents and as a result of fluctuations in our invested cash and cash equivalents balances. Additionally, other income, net, may decrease if we decide to use a portion of our invested cash and cash equivalents for strategic purposes such as acquisitions of complementary businesses, products or technologies.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2006	2007
Provision for income taxes	$23	$1,583	$1,560
Percentage of total revenue	0%	8%

During the three months ended March 31, 2007, we recorded a provision for income taxes of $1.6 million, representing an effective tax rate of 41%; however, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, we expect to pay federal and state taxes at the alternative minimum tax rate in 2007, which is approximately 3% of pre-tax income. We recorded a provision for income taxes of $23,000 for the three months ended March 31, 2006 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations.

Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating loss carryforwards and state and foreign taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the three months ended March 31, 2006 and 2007 (in thousands, unaudited):

	Three Months Ended March 31,
	2006	2007
Net cash provided by operating activities	$508	$3,407
Net cash used in investing activities	$(191)	$(225)
Net cash used in financing activities	$(380)	$(3)

Prior to our IPO in October 2006, we financed our operations primarily through private sales of equity and internally generated funds. As a result of our IPO, we raised approximately $70.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. At March 31, 2007, our cash and cash equivalents totaled $93.5 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of three months or less from the date of purchase.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $3.4 million during the three months ended March 31, 2007, primarily due to $2.3 million of net income, $1.5 million of deferred income tax, $0.4 million of non-cash depreciation and amortization expenses, $0.3 million of non-cash stock-based compensation expense, a $0.5 million increase in accrued marketing expenses, a $0.1 million increase in deferred revenue and a $0.1 million increase in accounts payable. These items were partially offset by a $1.1 million decrease in accrued compensation and benefits, a $0.4 million increase in prepaid expenses and other current assets, a $0.2 million increase in accounts receivable and a $0.1 million decrease in other current liabilities.

Our operating activities generated cash of $0.5 million during the three months ended March 31, 2006, primarily due to $1.1 million of net income, $0.3 million of non-cash depreciation and amortization expenses, a $0.4 million increase in accrued marketing expenses and a $0.2 million increase in deferred revenue. These items were partially offset by a $1.0 million decrease in accrued compensation and benefits, a $0.2 million increase in prepaid expenses and other current assets, a $0.2 million decrease in accounts payable and a $0.1 million increase in accounts receivable.

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year primarily due to the payment of annual performance bonuses to employees. In addition, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be negatively impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

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

Cash used in investing activities of $0.2 million in both of the three-month periods ended March 31, 2006 and 2007, were primarily attributable to capital expenditures. We expect capital expenditures to increase in the next several quarters.

Financing Activities

Cash used in financing activities of $3,000 during the three months ended March 31, 2007 was primarily due to $0.1 million used in principal payments on capital leases, partially offset by $0.1 million of net proceeds received from the issuance of common stock pursuant to stock option exercises. Cash used in financing activities of $0.4 million during the three months ended March 31, 2006 was primarily due to $0.6 million of costs incurred in connection with our IPO, partially offset by $0.2 million of net proceeds received from the issuance of common stock pursuant to stock option exercises.

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

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of March 31, 2007 (in thousands, unaudited):

Year ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service Obligations	Total Obligations
2007 (9 months)	$1,405	$120	$474	$1,999
2008	1,867	—	355	2,222
2009	1,477	—	250	1,727
2010	403	—	—	403
2011	30	—	—	30
Thereafter	—	—	—	—

Total	$5,182	$120	$1,079	$6,381

Operating Lease Obligations

We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in March 2011. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. Total rent expense under all operating leases was approximately $0.4 million and $0.5 million for the three months ended March 31, 2006 and 2007, respectively.

Capital Lease Obligations

As of March 31, 2007, we had a capital lease obligation for office equipment, which expires in December 2007, and a second capital lease obligation for computer equipment related to our data center, which expires in July 2007.

Service Obligations

In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $0.1 million, with the final payment due in June 2008. In March 2007, we entered into a two-year service agreement with a third-party to provide additional functionality not currently available on our website. Under the terms of the agreement, we are required to pay certain up-front fees totaling $0.2 million, plus a $30,000 fee to be paid annually. The up-front fees will be recognized on a straight-line basis commencing once the technology is available for use through the expiration date of the agreement in March 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of March 31, 2007, we had cash and cash equivalents of $93.5 million, which consisted primarily of highly liquid money market instruments with original maturities of three months or less. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. If overall interest rates had fallen by 10% in the three months ended March 31, 2007, our interest income would have declined approximately $0.1 million, assuming consistent investment levels.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments and accounts receivable. We deposit our cash, cash equivalents and investments in accounts with major banks and financial institutions and, at times such investments may be in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of March 31, 2007, three customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 49%, or $0.4 million, of our total accounts receivable. We do not anticipate any collection issues with any of these customers.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2006, we received an order from the Office of the Insurance Commissioner of the State of Washington (“OIC”) in connection with our publication of a report in July 2006 entitled The Most Affordable Cities for Children’s and Family Health Insurance. The OIC contends that the report caused a violation of various Washington laws governing advertising, and the order requires us, in general terms, to cease and desist from further publication or distribution of the report. While the cease and desist order remains in effect, the OIC has notified us that it considers the matter closed and that it will not take any further enforcement action against us for issues relating to actions we took in connection with our publication of the report.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters from time to time. We may also become involved in litigation in the future in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

We have a history of net losses and have only recently achieved net profitability on a quarterly and annual basis. As of March 31, 2007, our accumulated deficit was $61.4 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. Maintaining profitability will require us to generate and sustain substantially increased revenue. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. To the extent that the rate of growth of our net new members slows, our revenue growth is also likely to slow. In addition, the commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. As a result, to the extent that the rate of growth of new members slows or our commission rates decrease for other reasons, our revenue could decline.

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

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their existing or new health insurance products for a variety of reasons, including for competitive or regulatory reasons, as a result of a reluctance to distribute their products over the Internet or because they do not want to be associated with our brand. For example, one carrier terminated its relationship with us with respect to the policies it offers in a particular state because the carrier decided to sell those policies through agents that exclusively offered that particular carrier’s products. In the future, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from selling their products on our ecommerce platform. For instance, carriers may choose to exclude us from their most profitable or popular products or may determine not to distribute insurance products in the individual, family and small business markets altogether.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Carriers owned by WellPoint and United Healthcare represented 22% and 20% of our total revenue in 2006, respectively, and 19% and 20% of our total revenue in the first quarter of 2007, respectively. Revenue we derived from our agreement with Golden Rule Insurance Company, which is owned by United Healthcare, represented 16% of our total revenue in 2006 and in the first quarter of 2007. Revenue we derived from our agreements with Blue Cross of California and Unicare, which are owned by WellPoint, represented 12% of our total revenue in 2006 and 10% of our total revenue in the first quarter of 2007. Our agreements with Golden Rule Insurance Company and with Blue Cross of California and Unicare are terminable on 90 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers may attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

We previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. We believe our EPI technology improves the rate at which we convert visitors into members and have recently launched the third phase of EPI (EPI III) for certain health insurance plans offered on our ecommerce platform. EPI III is designed so that individuals and families applying for those plans can be notified within one day of the status of their application. It is too early to determine the effectiveness of EPI III, and its effectiveness could be influenced by a number of factors, including sufficient carrier adoption of the technology, carrier allocation of resources and commitment to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In the event that our EPI III technology is not adopted by carriers or is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. Our website may also become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we decide to make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in search result listings for any reason, the traffic to our website likely would decline and we may not be able to replace this traffic, which would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also would also harm our operating results.

We also purchase paid advertisements on search engines in order to attract users to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, such as with Google AdWords, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. We bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We recently have experienced increased competition from carriers for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition.

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

•

the effectiveness of the marketing partner in marketing our website and services, including whether the marketing partner is successful in maintaining the prominence of its website in algorithmic search result listings and paid Internet advertisements;

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

The market for selling health insurance products is intensely competitive and the sale of health insurance over the Internet is new and rapidly evolving. Consumers have the ability to use several sources other than our ecommerce platform to research and purchase health insurance. In addition, consumers can research health insurance using our ecommerce platform and purchase their health insurance through one of our competitors. We compete directly with health insurance carriers, including many of the carriers that offer health insurance through our ecommerce platform. Many carriers market and sell their health insurance plans, including those that are offered on our ecommerce platform, directly to consumers using call centers, their own websites and other means.

We also compete with a large number of local insurance agents across the United States that sell health insurance products in their local communities. Some of these traditional insurance agents utilize the Internet in various ways to acquire their customers. For instance, some local agents use “lead aggregator” services that find potential consumers and are compensated for referring that consumer to the traditional agent. As we do, lead aggregators often use Internet search engines and other forms of online advertising to drive Internet traffic to the lead aggregator’s website.

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

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. Our revenue to date from the licensing of our ecommerce technology has constituted a relatively small percentage of our total revenue. Our technology licensing initiative is relatively new and, if we do not continue to successfully increase our revenue from the license of our technology, our rate of growth may decline. The business of licensing the use of our technology to others could facilitate carrier and other third party competition with us in the sale of health insurance over the Internet and is subject to a number of additional risks and uncertainties, including consumer and health insurance carrier adoption of our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to establish relationships with new health insurance carriers, the reliability and performance of our ecommerce platform and the relative cost of developing competing technology. If we are not able to offer health insurance carriers and other third parties a reliable platform to cost-efficiently offer their products over the Internet, our technology licensing business will be unsuccessful.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters from time to time. We may also become involved in litigation in the future in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

Our senior management and key employees were substantially vested in their stock options as of March 31, 2007. All of our senior management and key employees have sold shares of our common stock in the open market, and some have sold a significant portion of their vested holdings. While we have in the past, and may in the future, grant these employees additional equity incentives, these employees may be more likely to leave us after their existing stock options fully vest and they have liquidated some or a substantial percentage of their holdings, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. Our senior management and key employees work for us on an at-will basis and our business could be harmed if we lose their services.

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

We have completed implementation of our new commission accounting system for the majority of our health insurance products. We anticipate completion of the last phase, related to our small business products, in the second half of 2007. In addition, we are in the initial stages of implementing an enterprise data management system. Each of these systems is or will be important to our accounting, financial and operating functions, and the implementation of these systems raises costs and risks associated with the conversion to new systems, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, and the diversion of management’s attention and resources and could harm our operating results and ability to manage our business effectively.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the three months ended March 31, 2006 and 2007, we recorded stock-based compensation expense totaling $6,000 and $238,000, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at March 31, 2007 was approximately $3.6 million, net of estimated forfeitures of $379,000. This amount will be amortized on a straight-line basis over a weighted-average period of approximately 3.3 years and will be adjusted for subsequent changes in estimated forfeitures. Because the amount, terms and fair values of awards to be issued in the future are unknown, we are unable to predict the future impact on our consolidated financial statements of stock-based compensation expense related to future awards. However, we expect that the impact could be material over time as the number of awards issued and outstanding increases.

We will incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will continue to incur auditing, consulting and other costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Global Market. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For instance, we have incurred increased expenses associated with additional personnel in our finance and legal departments and experienced increases in our audit and accounting service fees and outside legal counsel fees. Being a public company has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Any of these expenses could harm our business, operating results and financial condition.

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

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% of premium revenue on patient care. We do not know what impact a combination of mandates and other related measures would have on our business, but they could harm our business, operating results and financial condition.

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

We completed our initial public offering in October 2006, and the 180-day contractual lockup applicable to our equity holders at the time of our initial public offering recently expired. As a result, additional shares have become eligible for sale in the public market, including shares held by directors, executive officers and other affiliates. In addition, outstanding options to purchase shares of our common stock and restricted stock units covering shares of common stock under our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan, as well as additional shares reserved for future issuance under our 2006 Equity Incentive Plan have become, and will continue to become, eligible for sale in the public market, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

The trading price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit.

The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $18.95 to an intra-day high of $28.88. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•

actual or anticipated changes in the expectations of investors or securities analysts, including changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.

These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our strategic partners, customers or our current competitors, may materially adversely affect the market price of our common stock in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and their affiliated entities beneficially owned approximately 60 percent of our outstanding common stock as of March 31, 2007. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Exhibit Number		Description of Exhibit

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2007.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.