Form 10-Q
period 2007-06-30
eHealth, Inc.
filed 2007-08-14
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2007 was 23,260,981 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2006	June 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,316	$85,409
Marketable securities	158	17,386
Accounts receivable	717	731
Deferred income taxes	2,257	1,199
Prepaid expenses and other current assets	1,926	2,229

Total current assets	95,374	106,954
Property and equipment, net	3,936	3,668
Deferred income taxes	5,165	2,689
Other assets	453	679

Total assets	$104,928	$113,990

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,440	$1,072
Accrued compensation and benefits	3,743	3,392
Accrued marketing expenses	1,647	2,101
Deferred revenue	62	207
Other current liabilities	1,979	1,869

Total current liabilities	8,871	8,641
Other non-current liabilities	317	300

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and June 30, 2007	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,748,932 and 23,122,414 shares issued and outstanding at December 31, 2006 and June 30 2007, respectively	22	23
Additional paid-in capital	159,576	163,276
Deferred stock-based compensation	(254)	(175)
Accumulated deficit	(63,655)	(58,150)
Accumulated other comprehensive income	51	75

Total stockholders’ equity	95,740	105,049

Total liabilities and stockholders’ equity	$104,928	$113,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Commission	$13,837	$19,799	$26,556	$38,173
Sponsorship, licensing and other	360	1,273	676	2,388

Total revenue	14,197	21,072	27,232	40,561
Operating costs and expenses:
Cost of revenue-sharing	279	401	483	818
Marketing and advertising	5,146	6,782	10,006	13,712
Customer care and enrollment	2,708	2,858	5,304	5,857
Technology and content	2,397	2,922	4,653	5,917
General and administrative	2,147	3,935	4,232	7,390

Total operating costs and expenses	12,677	16,898	24,678	33,694

Income from operations	1,520	4,174	2,554	6,867
Other income, net	121	1,279	212	2,446

Income before income taxes	1,641	5,453	2,766	9,313
Provision for income taxes	49	2,225	72	3,808

Net income	$1,592	$3,228	$2,694	$5,505

Comprehensive income:
Net income	$1,592	$3,228	$2,694	$5,505
Foreign currency translation adjustment	1	12	5	24

Total comprehensive income	$1,593	$3,240	$2,699	$5,529

Net income per share:
Basic – common stock	$0.32	$0.14	$0.55	$0.25
Basic – Class A nonvoting common stock	$0.32	—	$0.55	—
Diluted – common stock	$0.08	$0.13	$0.14	$0.22
Diluted – Class A nonvoting common stock	$0.08	—	$0.14	—
Net income:
Allocated to common stock	$1,577	$3,228	$2,669	$5,505
Allocated to Class A nonvoting common stock	15	—	25	—

Net income	$1,592	$3,228	$2,694	$5,505

Weighted-average number of shares used in per share amounts:
Basic – common stock	4,913	22,653	4,867	22,199
Basic – Class A nonvoting common stock	49	—	45	—
Diluted – common stock	19,214	25,526	19,078	25,479
Diluted – Class A nonvoting common stock	49	—	45	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2006	2007
Operating activities
Net income	$2,694	$5,505
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	3,595
Depreciation and amortization	694	851
Stock-based compensation expense	152	612
Deferred rent	(6)	2
Loss on disposal of fixed assets	—	18
Changes in operating assets and liabilities:
Accounts receivable	(177)	(14)
Prepaid expenses and other current assets	(314)	(78)
Other assets	(2)	(227)
Accounts payable	(93)	(116)
Accrued compensation and benefits	(362)	(347)
Accrued marketing expenses	577	454
Deferred revenue	283	145
Other current liabilities	245	171

Net cash provided by operating activities	3,691	10,571

Investing activities
Purchases of property and equipment, net	(417)	(753)
Changes in restricted investments	(2)	—
Purchases of marketable securities	—	(17,325)
Maturities of marketable securities	—	88

Net cash used in investing activities	(419)	(17,990)

Financing activities
Costs incurred in connection with initial public offering	(1,371)	(252)
Net proceeds from exercise of common stock options	378	2,897
Principal payments in connection with capital leases	(4)	(175)

Net cash provided by (used in) financing activities	(997)	2,470

Effect of exchange rate changes on cash and cash equivalents	3	42

Net increase (decrease) in cash and cash equivalents	2,278	(4,907)
Cash and cash equivalents at beginning of period	9,415	90,316

Cash and cash equivalents at end of period	$11,693	$85,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Business and Significant Accounting Policies

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

Unaudited Interim Financial Information—The accompanying unaudited condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2006 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2007 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete annual financial statements. In our opinion, these unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 21, 2007 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position at June 30, 2007, results of operations for the three months ended June 30, 2006 and 2007 and cash flows for the six months ended June 30, 2006 and 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or future year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The information as of December 31, 2006 is derived from those financial statements.

Reverse Stock Split—We effected a 1-for-2 reverse stock split of our outstanding common stock, convertible preferred stock and Class A nonvoting common stock on September 25, 2006. All share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Principles of Consolidation—The consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries, eHealthInsurance Services, Inc., eHealth China, Inc. and eHealth China (Xiamen) Technology Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Segments—We operate in one business segment. See Note 7 for additional information regarding our business segment.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, valuation allowance for deferred income taxes, provision for income taxes, and, prior to our initial public offering (“IPO”) in October 2006, the value of our common stock for the purpose of determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks, money market funds and commercial paper, are stated at fair value.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Marketable Securities—We invest a portion of our cash in investment-grade marketable securities (See Note 2). These investments are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We do not have any investments classified as held-to-maturity or trading. Marketable securities are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Realized gains and losses on marketable securities, are recognized in earnings.

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments, we may sell certain securities prior to their stated maturities. Available-for-sale investments that we intend to hold for more than three months and that are available for use in current operations are classified as short-term in the accompanying consolidated balance sheets.

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such investments generally are in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of June 30, 2007, four customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 51%, or $371,000, of our total accounts receivable. We do not anticipate collection issues with any of these customers.

Revenue for all periods presented was generated from customers located solely in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Golden Rule	16%	16%	16%	16%
Blue Cross of California and Unicare	13%	10%	13%	10%
Aetna	7%	11%	6%	11%

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

Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance policies that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance product for which we are entitled to receive compensation from an insurance carrier. Our compensation generally represents a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier and a carrier reports to us that it has approved an application submitted through our ecommerce platform. Our services are complete when a carrier has approved an application. Commissions are deemed fixed or determinable and collectibility is reasonably assured when commission amounts have been reported to us by a carrier. We recognize commission override revenue when reported to us by a carrier based on the actual attainment of predetermined target sales levels or other objectives as determined by the carrier.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The allowance for forfeitures payable to carriers totaled $386,000 and $441,000 at December 31, 2006 and June 30, 2007, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

Deferred Revenue—Deferred revenue consists of deferred technology licensing implementation fees as well as amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers, or amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts. Deferred revenue at December 31, 2006 and June 30, 2007 was $62,000 and $207,000, respectively.

Internal-Use Software and Website Development Costs—We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we expense as incurred all website development costs for new features and functionalities until it is probable that they will result in additional functionality, generally when they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. At June 30, 2007 our capitalized internal-use software had a carrying value of $172,000 and at December 31, 2006 our capitalized internal-use software was fully depreciated and had a net carrying value of zero.

Stock-Based Compensation—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R (“SFAS 123R”), Share-Based Payment, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

intrinsic value of options (the difference between the fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. See Note 3 for information regarding stock-based compensation and the financial impact of adopting SFAS 123R.

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

Foreign Currency Translation—Our only foreign subsidiary is located in Xiamen, China. The functional currency of our foreign subsidiary is its local currency (the Chinese Yuan Renminbi) and its financial statements are translated into U.S. Dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation adjustments are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in other income, net in the accompanying consolidated statements of operations and comprehensive income. We did not recognize any material gains or losses resulting from foreign currency transactions during the three and six months ended June 30, 2006 or 2007.

Comprehensive Income—In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income, including net income, are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses and unrealized gains and losses on marketable securities). Foreign currency translation gains and losses included in other comprehensive income are attributable to foreign currency translation adjustments with our wholly-owned subsidiary in China. Statements of comprehensive income have been included within the accompanying consolidated statements of operations and comprehensive income. Accumulated other comprehensive income was $51,000 and $75,000 at December 31, 2006 and June 30, 2007, respectively.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—Cash and cash equivalents consisted of the following (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Cash and cash equivalents:
Cash	$3,050	$3,846
Money market funds	87,266	48,417
Commercial paper	—	33,146

Total	$90,316	$85,409

At December 31, 2006 and June 30, 2007, our cash and cash equivalents consisted primarily of cash, money market funds and commercial paper, which are highly liquid in nature. Since the duration of these securities is short, the risk of fluctuations in market interest rates and yields is not significant.

We did not realize any significant gains or losses on the sale of cash equivalents during the three and six months ended June 30, 2006 and 2007.

Marketable Securities—Marketable securities consist of investment-grade available-for-sale securities, primarily corporate bonds, commercial paper and certificates of deposit. The cost of investments sold is based on the specific identification method. Our investments in marketable securities consisted of the following (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Corporate bonds	$—	$16,082
Commercial paper	—	1,232
Certificates of deposit	158	72

Total available-for-sale securities	$158	$17,386

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of June 30, 2007, the estimated fair value of our marketable securities consisted of the following (in thousands, unaudited):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,091	$3	$12	$16,082
Commercial paper	1,232	—	—	1,232
Certificates of deposit	72	—	—	72

Total available-for-sale securities	$17,395	$3	$12	$17,386

The contractual maturities of our marketable securities as of June 30, 2007, were as follows (in thousands):

As of June 30, 2007
(unaudited)
Due within 1 year	$13,378
Due within 1 year to 2 years	4,008

Total available-for-sale securities	$17,386

We did not realize any gains or losses on the sale of marketable securities during the three and six months ended June 30, 2006 and 2007.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Prepaid insurance	$540	$573
Prepaid maintenance contracts	356	500
Interest receivable	396	201
Other	634	955

Prepaid expenses and other current assets	$1,926	$2,229

Property and Equipment—Property and equipment consisted of the following (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Computer equipment and software	$7,177	$5,473
Office equipment and furniture	703	750
Leasehold improvements	479	513

	8,359	6,736
Less accumulated depreciation and amortization	(4,423)	(3,068)

Property and equipment, net	$3,936	$3,668

During the three and six months ended June 30, 2007, primarily as a result of the closure of a data center, we disposed of property and equipment with a cost of $2.0 million and a net book value of $32,000. Disposals by category were as follows (in thousands, unaudited):

Three and Six Months Ended June 30, 2007
Computer equipment and software	$2,020
Office equipment and furniture	18

2,038
Less accumulated depreciation and amortization	(2,006)

Property and equipment, net	$32

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation expense, which includes depreciation expense related to assets under capital lease, for the three months ended June 30, 2006 and 2007 amounted to $370,000 and $424,000, respectively. Depreciation expense for the six months ended June 30, 2006 and 2007 amounted to $694,000 and $851,000, respectively

Assets under capital leases are included in the condensed consolidated balance sheets as follows (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Office equipment and furniture	$416	$416
Less accumulated depreciation	(31)	(83)

Total assets under capital leases	$385	$333

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Professional fees	$659	$986
Payable to carriers	386	441
Income taxes payable	248	—
Capital lease obligation–current portion	221	46
Other accrued expenses	465	396

Other current liabilities	$1,979	$1,869

Note 3 – Stockholder’s Equity and Stock-Based Compensation

Stockholder’s Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. At June 30, 2007, no shares of preferred stock were outstanding.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. At June 30, 2007, 23,122,414 shares of common stock were outstanding.

Shares Reserved—Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands, unaudited):

As of June 30, 2007
(unaudited)
Common stock:
Stock options issued and outstanding	4,055
Restricted stock units issued and outstanding	34
Stock options and awards available for future grant	2,611

6,700

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of June 30, 2007, we had a remaining reserve of 2,610,684 shares of our common stock for issuance under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant or award under the 2006 Plan. In addition, on January 1 of each year, the number of shares reserved under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2007, shares reserved under the 2006 Plan automatically increased by 869,957 shares, or 4% of the total number of shares of our common stock then outstanding. Employees, non-employee members of our board of directors and consultants of our company and our subsidiaries are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options generally expire after ten years from the date of grant. Options granted prior to our IPO in October 2006 typically may be exercised at any time, with unvested shares issued upon exercise being subject to repurchase rights by us at the exercise price of the stock option. As of December 31, 2006 and June 30, 2007, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

The following table summarizes activity under the Stock Plans (in thousands, except per share amounts, unaudited):

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2006	1,844	5,436	$3.85
Automatic increase in shares authorized (1)	870	—	—
Reduction in number of authorized shares (2)	(109)	—	—
Granted—exercise price equal to fair value	(113)	113	$20.72
Exercised	—	(1,375)	$2.11
Cancelled	119	(119)	$9.34

Balance at June 30, 2007	2,611	4,055	$4.74	6.08	$58,641

Vested and expected to vest at June 30, 2007		3,987	$4.61	6.03	$58,150
Exercisable at June 30, 2007		3,087	$2.52	5.26	$51,164

(1)	In accordance with the provisions of the 2006 Plan, shares reserved for issuance under such plan automatically increased on January 1, 2007 by 4% of the total number of shares of our common stock then outstanding.
(2)	The number of shares authorized for issuance under the 1998 and 2005 Stock Plans decreased due to cancellations of stock options previously granted under those plans. These plans have been terminated with respect to the grant of additional awards.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at June 30, 2007. Total intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2007 was $0.8 million and $25.1 million, respectively. Total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2007 was $1.3 million and $25.8 million, respectively. Total fair value of stock options accounted for under SFAS 123R, which vested during the three and six months ended June 30, 2007 was $299,000 and $332,000, respectively. No stock options accounted for under SFAS 123R vested during the three and six months ended June 30, 2006.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $52,000 and $252,000, respectively, and during the six months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $56,000 and $446,000, respectively, related to stock options granted to employees and non-employee members of our board of directors and accounted for in accordance with the provisions of SFAS 123R. At June 30, 2007, total unrecognized stock-based compensation cost related to stock options granted to employees and non-employee members of our board of directors under our stock plans and accounted for in accordance with SFAS 123R was approximately $3.9 million, net of estimated forfeitures of $391,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The following tables summarize information about stock options outstanding as of June 30, 2007 (in thousands, except per share data and lives, unaudited):

	Outstanding		Vested and Exercisable
Range of Exercise Prices	Number of Shares of Common Stock Subject to Options	Weighted- Average Remaining Contractual Life (years)	Number of Shares of Common Stock Subject to Options	Weighted- Average Exercise Price
$0.50 - $1.00	612	3.55	612	$0.90
$2.00	2,121	5.24	2,115	$2.00
$4.00 – $8.30	433	8.00	171	$6.68
$8.80 – $9.70	480	8.46	150	$8.83
$12.90 – $25.08	409	9.34	39	$13.46

$0.50 - $25.08	4,055	6.08	3,087	$2.52

We account for grants of restricted stock units in accordance with the provisions of SFAS 123R. The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. During the three and six months ended June 30, 2007, we recorded stock-based compensation expense totaling $49,000 and $88,000, respectively, related to restricted stock units accounted for in accordance with the provisions of SFAS 123R. As of June 30, 2007, total unrecognized compensation cost related to restricted stock units was $590,000, net of estimated forfeitures of $68,000. This cost will be recognized over a weighted-average period of 3.2 years.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Restricted Stock Units Outstanding
	Number of Shares of Common Stock Covered by Restricted Stock Units	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2006	33
Granted	3
Cancelled	(2)

Balance as of June 30, 2007	34	9.23	$643

Expected to vest at June 30, 2007	30	9.23	$580

The aggregate intrinsic value is calculated as the fair value at June 30, 2007 of the underlying common stock outstanding and expected to vest as of June 30, 2007. No restricted stock units were granted during the three and six months ended June 30, 2006. As of June 30, 2007, 33,000 restricted stock units were unvested and subject to release.

2004 Stock Plan for eHealth China—During November 2004, our board of directors adopted the 2004 Stock Plan for eHealth China, Inc. (the “eHealth China Plan”) for the issuance of shares of Class A nonvoting common stock. Shares of restricted Class A nonvoting common stock constituted all of the awards granted under the eHealth China Plan and all of

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

those shares converted into common stock in October 2006 in connection with our IPO. In addition, the eHealth China Plan was terminated with respect to the grant of additional shares upon the effective date of the 2006 Plan in October 2006. Shares issued under the eHealth China Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. As of June 30, 2007, there were 17,000 unvested shares of restricted common stock subject to release under the 2004 Stock Plan for eHealth China.

We account for common stock awards granted under the eHealth China Plan subsequent to January 1, 2006 in accordance with the provisions of SFAS 123R. During the three months ended June 30, 2006 and 2007, we recorded $3,000 and $5,000, respectively, and during the six months ended June 30, 2006 and 2007, we recorded $3,000 and $10,000, respectively, of stock-based compensation expense related to these awards. As of June 30, 2007, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the eHealth China Plan and accounted for under SFAS 123R was $57,000, net of estimated forfeitures of $5,000. This cost will be recognized over a weighted-average period of 2.8 years.

Stock-Based Compensation

Adoption of SFAS 123R—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method. Stock-based compensation expense recognized during the three and six months ended June 30, 2006 and 2007 consisted of 1) stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which were calculated in accordance with APB 25, and 2) stock-based compensation for all stock-based awards granted on or after to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. The adoption of SFAS 123R did not impact net cash flows from operations or financing. As required by SFAS 123R, we are recognizing stock-based compensation expense only for those equity awards expected to vest.

At June 30, 2007, total unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock units granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $4.5 million, net of estimated forfeitures of $464,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table presents total unrecognized stock-based compensation expense related to stock options, restricted stock units and restricted stock granted to employees and accounted for in accordance with SFAS 123R (in thousands, unaudited):

As of June 30, 2007	Stock Options	Restricted Stock Units	Restricted Stock	Total
Unrecognized stock-based compensation expense	$4,275	$658	$62	$4,995
Estimated forfeitures	(391)	(68)	(5)	(464)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$3,884	$590	$57	$4,531

Net cash proceeds from the exercise of stock options were $160,000 and $2.8 million for the three months ended June 30, 2006 and 2007, respectively, and were $378,000 and $2.9 million for the six months ended June 30, 2006 and 2007, respectively.

We estimate the fair value of stock options granted using the Black-Scholes-Merton pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The weighted-average expected terms for stock options granted during the three and six months ended June 30, 2006 and 2007 were calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility rates used as inputs to the model and the expected forfeiture rates based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of the

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating our available historical and implied volatility and forfeiture data and the data for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through June 30, 2007, we had not declared or paid any cash dividends. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options.

The fair value of stock options and restricted stock awards granted to employees for the three and six months ended June 30, 2006 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	65.58%	59.58%	65.58%	59.58%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.90%	4.48%	4.90%	4.48%
Weighted-average fair value	$8.27	$11.33	$8.03	$12.39

Deferred Stock-Based Compensation Expense—In connection with certain stock options granted to employees prior to January 1, 2006, we recorded deferred stock-based compensation expense representing the difference between the option exercise price, if any, and the deemed fair value of the underlying common stock determined for financial reporting purposes on the grant date (intrinsic value method) as prescribed in APB 25. The deferred stock-based compensation is being recognized as an expense over the vesting period of these options, which is generally four years. Net amortization of deferred stock-based compensation related to these grants totaled $6,000 in both of the three-month periods ended June 30, 2006 and 2007, and totaled $13,000 in both of the six-month periods ended June 30, 2006 and 2007. As of June 30, 2007, the remaining unamortized deferred stock-based compensation related to these grants totaled $4,000.

On January 1, 2004, our wholly-owned subsidiary in China began hiring a number of individuals who were previously providing consulting services to us. Prior to January 1, 2004, these non-employee consultants were granted (pursuant to the terms of the 1998 Stock Plan) restricted common stock awards for the services they provided. Upon the change in status of these individuals, on January 1, 2004, we recorded deferred stock-based compensation related to these restricted stock awards determined based on the intrinsic value of these awards as of January 1, 2004 and the number of restricted stock awards for which the forfeiture provision had not lapsed as of January 1, 2004. This deferred stock-based compensation is being amortized using the straight-line method over the remaining vesting term of these awards. We recorded stock-based compensation expense related to these awards of $3,000 in both of the three-month periods ended June 30, 2006 and 2007, and totaled $6,000 in both of the six-month periods ended June 30, 2006 and 2007. As of June 30, 2007, the remaining unamortized deferred stock-based compensation related to these awards totaled $1,000.

We also account for Class A nonvoting common stock awards granted prior to January 1, 2006 in accordance with the provisions of APB 25. Due to uncertainty of the events that would have triggered a conversion of Class A nonvoting common stock into common stock, we accounted for awards granted under the eHealth China Plan prior to January 1, 2006 as variable awards. Under this method, we recorded no deferred stock-based compensation, but measured and recorded stock-based compensation expense based on the fair value of the underlying Class A nonvoting common stock at the end of each reporting period within the vesting periods. Upon the completion of our IPO in October 2006, all unvested shares of Class A nonvoting common stock issued prior to January 1, 2006 were converted into shares of common stock measured at the fair value public offering price of $14.00 per share and, in accordance with APB 25, we recorded deferred stock-based compensation totaling $255,000, which is being amortized over the remaining vesting terms of the underlying common stock. We recorded stock-based compensation expense of $47,000 and $25,000 in the three months ended June 30, 2006 and 2007, respectively, and recorded $74,000 and $49,000 in the six months ended June 30, 2006 and 2007, respectively, related to these awards. As of June 30, 2007, the remaining unamortized deferred stock-based compensation related to these awards totaled $170,000.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2006 and 2007 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Awards granted to employees and non-employee members of our board of directors accounted for in accordance with SFAS 123R:
Common stock options	$52	$252	$56	$446
Restricted stock units	—	49	—	88
Restricted Class A nonvoting common stock	3	5	3	10

	55	306	59	544

Awards granted to employees accounted for in accordance with APB 25:
Common stock options	6	6	13	13
Restricted common stock	3	3	6	6
Restricted Class A nonvoting common stock	47	25	74	49

	56	34	93	68

Total stock-based compensation expense	$111	$340	$152	$612

The following table summarizes stock-based compensation expense by operating function included in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2007 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Marketing and advertising	$11	$38	$11	$68
Customer care and enrollment	9	37	13	56
Technology and content	59	139	89	273
General and administrative	32	126	39	215

Total stock-based compensation expense	$111	$340	$152	$612

Note 4 – Income Taxes

During the three and six months ended June 30, 2007, we recorded a provision for income taxes of $2.2 million and $3.8 million, respectively, representing an effective tax rate of 41%; however, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, we expect to pay federal and state taxes at the alternative minimum tax rate in 2007, which is approximately 3% of pre-tax income. Our deferred tax assets were reduced due to the utilization of net operating losses against taxable income in the current quarter. During the three and six months ended June 30, 2006, we recorded a provision for income taxes of $49,000 and $72,000, respectively, attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations.

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

Management has historically provided a valuation allowance against the net deferred tax assets to reflect these uncertainties. In the fourth quarter of 2006, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it was more likely than not that we would realize sufficient earnings to utilize a portion of our deferred tax assets. Accordingly, we reduced the valuation allowance against deferred tax assets and recorded a tax benefit of $7.4 million in 2006. Realization of deferred tax assets is dependent upon

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

future earnings, if any, the timing and amount of which are uncertain. If not utilized, our federal and state net operating loss and tax credit carryforwards will begin to expire in 2019 and 2007, respectively. Our net operating losses and tax credit carryforwards were available without annual limitations as of December 31, 2006, based on an analysis performed as of that date; however, under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our domestic net operating loss and tax credits may be subject to limitation in the future if there are changes in ownership.

Income tax benefits realized from stock option exercises during the three and six months ended June 30, 2007 amounted to $271,000 and were credited to additional paid-in capital on the condensed consolidated balance sheet as of June 30, 2007. No income tax benefits were realized from stock option exercises during the three and six months ended June 30, 2006.

At June 30, 2007, we had future tax deductions resulting from stock option exercises of approximately $24 million. The benefit of these deductions, when realized, will be recognized as a credit to additional paid-in capital. Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method.

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

Note 5 – Net Income Per Share

For the three and six months ended June 30, 2006, basic net income per share is calculated using the weighted-average number of shares of common stock and Class A nonvoting common stock outstanding during the quarter, excluding shares subject to repurchase or forfeiture. Since our common stock and Class A nonvoting common stock were both participating securities as defined in SFAS No. 128, Earnings Per Share, diluted net income per share is presented using the two-class method in the three and six months ended June 30, 2006 and gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock, common stock options, common stock and Class A nonvoting common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive. As a result of our IPO in October 2006, all outstanding Class A nonvoting common stock was automatically converted into shares of common stock. For the three and six months ended June 30, 2007, basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the quarter, excluding shares subject to repurchase or forfeiture, and diluted net income per share gives effect to all dilutive potential common shares outstanding during the period, including common stock options and restricted stock units and common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Basic:
Numerator:
Net income allocated to common stock	$1,577	$3,228	$2,669	$5,505
Net income allocated to Class A nonvoting common stock	15	—	25	—

	$1,592	$3,228	$2,694	$5,505

Denominator:
Weighted average number of common stock shares	4,913	22,653	4,867	22,199
Weighted average number of Class A nonvoting common stock shares	49	—	45	—
Net income per share—basic:
Common stock	$0.32	$0.14	$0.55	$0.25
Class A nonvoting common stock	$0.32	—	$0.55	$—

Diluted:
Numerator:
Net income allocated to common stock	$1,588	$3,228	$2,688	$5,505
Net income allocated to Class A nonvoting common stock	4	—	6	—

	$1,592	$3,228	$2,694	$5,505

Denominator:
Weighted average number of common stock shares	4,913	22,653	4,867	22,199
Weighted average number of restricted stock and restricted stock units	2	12	1	12
Weighted average number of options outstanding	3,343	2,861	3,254	3,268
Weighted average number of assumed issuable shares of common stock upon conversion of convertible preferred stock	10,956	—	10,956	—

Total common stock shares used in per share calculation	19,214	25,526	19,078	25,479

Weighted average number of Class A nonvoting common stock shares	49	—	45	—
Net income per share—diluted:
Common stock	$0.08	$0.13	$0.14	$0.22
Class A nonvoting common stock	$0.08	—	$0.14	—

For each of the three and six-month periods ended June 30, 2006 and 2007, we had securities outstanding that could potentially dilute earnings per share, but the incremental shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The number of weighted-average outstanding securities excluded from the computation of basic and diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Outstanding options	115	172	64	150

Note 6 – Commitments and Contingencies

Leases—We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in March 2011. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. Total rent expense under all operating leases was approximately $549,000 and $509,000 for the three months ended June 30, 2006 and 2007, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2006 and 2007, respectively.

As of June 30, 2007, we had a capital lease obligation for computer equipment related to our new data center which expired in July 2007, and a second capital lease obligation related to office equipment, which expires in December 2007.

Future minimum lease payments under non-cancellable operating and capital leases at June 30, 2007 were as follows (in thousands, unaudited):

Year Ending December 31,	Operating Lease Obligations	Capital Lease Obligations
2007 (remaining 6 months)	$917	$47
2008	1,863	—
2009	1,477	—
2010	403	—
2011	30	—
Thereafter	—	—

Total minimum lease payments	$4,690	47

Less amount representing interest		(1)

Present value of net minimum lease payments		46
Current portion		46

		$—

Service Agreements—In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $115,000, with the final payment due in June 2008. In March 2007, we entered into a two-year service agreement with a third-party to provide additional functionality not currently available on our website. Under the terms of the agreement, we are required to pay certain up-front fees totaling $195,000, plus a $30,000 fee to be paid annually. The up-front fees will be recognized on a straight-line basis commencing once the technology is available for use through the expiration date of the agreement in March 2009. In May 2007, we entered into an agreement with a third-party to assist in the design and development of a platform to allow us to market health savings accounts. Under the terms of the agreement, we are required to pay fees totaling approximately $71,000 prior to the planned introduction of the platform in the third quarter of 2007, although the introduction of the platform and the payment of such fees may be impacted by the progress of the third-party development efforts and other factors. As of June 30, 2007, future cash payment commitments for services provided in connection with these agreements were as follows (in thousands, unaudited):

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Year Ending December 31,	Service Obligations
2007 (remaining 6 months)	$415
2008	355
2009	250
Thereafter	—

Total	$1,020

Legal Proceedings—In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and in the future may become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any state, we could be subject to various fines and penalties, including revocation of our license to sell insurance in that state, and our business and financial results would be materially harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in our right, to which any of them is, or is threatened to be, made a party by reason of their service as one of our directors or officers or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request, and the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006 or June 30, 2007.

While we have made various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 7 – Segment and Geographic Information

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

Geographic Information—We have generated revenue solely in the United States. As of December 31, 2006 and June 30, 2007 our long-lived assets consisted primarily of property and equipment. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
United States	$3,874	$3,836
China	515	511

Total	$4,389	$4,347

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning expectations regarding the impact of an increase in submitted applications resulting from marketing partner referrals; fluctuation in the cost of acquiring new members and related factors; future increases in expenses, including as a result of any decision to pursue expansion opportunities outside of the United States; increases in commission revenue as a result of growth in our membership base and our continued spending on marketing initiatives; timing of the introduction and projected benefits of new product or service offerings such as a platform to market health insurance products in combination with health savings accounts, and factors that could impact the success of any such offering; plans to evaluate new strategies and opportunities in other segments of the health insurance market and the related projected benefits; increases in sponsorship, licensing and other revenue; plans to explore new marketing initiatives and related impact on acquisition cost per member; our direct channel continuing to be our most cost-effective member acquisition channel; fluctuations in other income; our future effective income tax rate and factors that could affect such tax rate; increases in capital expenditures; sufficiency of current cash and cash generated from operations and factors that impact future capital requirements; investments in, or acquisitions of, complementary businesses, products or technologies and the related impact to our financial results; the impact of recent accounting pronouncements; the composition of our investment portfolio and the impact of changes in interest rates to our future investment income; exposure to adverse changes in exchange rates; issues with collection; adequacy of resources to comply with the Sarbanes-Oxley Act of 2002; the growing number of small businesses and increasing number of self-employed employers seeking to reduce costs associated with providing health insurance; demand in the individual and family health insurance market; the impact of stock-based compensation expense on our financial statements; our incurring legal, accounting and other expenses; factors that will impact the successful promotion of our brand; factors that could influence the rate at which we convert consumers visiting our ecommerce platform into members, including the effectiveness of the third phase of our electronic processing interchange technology and the results of our discussions with a major carrier partner to move forward with instant underwriting and membership; factors that could influence the success of our relationship with our marketing partners; plans to expand our Chinese operations; factors that could influence the success of establishing an insurance business in China; our ability to obtain any necessary approvals in China as a result of our subsidiary being wholly foreign owned; the date of completion of implementation of our commission accounting system; factors that will influence the success of our sponsorship advertising and technology licensing businesses; changes to existing insurance regulations and the impact of those changes; factors that will affect our future success and growth; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2007, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Since our incorporation in November 1997, we have spent approximately $61 million on technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 170 health insurance carriers, enabling us to offer more than 9,000 health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

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

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 98% of our total revenue for the three and six months ended June 30, 2006, and represented 94% of our total revenue for the three and six months ended June 30, 2007. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and, to a lesser extent, licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual, family and small business health insurance markets and corresponding growth in our membership. We estimate that as of June 30, 2007, we had approximately 463,600 members, compared to an estimated 393,300 members at December 31, 2006 and an estimated 328,100 members at June 30, 2006. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation from an insurance carrier.

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

Revenue attributable to individual and family product offerings represented approximately 80% of our total revenue in the three and six months ended June 30, 2006, and represented approximately 79% of our total revenue in the three and six months ended June 30, 2007. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Revenue generated from sponsorship advertising, technology licensing and other sources represented 2% of our total revenue for the three and six months ended June 30, 2006, and represented 6% of our total revenue for the three and six months ended June 30, 2007. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their quoting and online content. These parties typically pay us certain guaranteed and performance-based fees.

Member Acquisition

An important factor in our revenue growth is the growth of our member base. Our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners, and online advertising. Our marketing initiatives are designed to drive revenue-generating members to our ecommerce platform and retain those members. In addition to growing our membership base, we are increasingly investing time and resources in other revenue sources, such as carrier sponsorship advertising on our website and technology licensing arrangements.

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories. For both the three and six months ended June 30, 2007, applications submitted through us for individual and family health insurance products from our direct channel constituted approximately 40% of all individual and family health insurance applications submitted on our website, compared to 39% and 40% for the three and six months ended June 30, 2006, respectively. We expect our direct channel will continue to be our most cost-effective member acquisition channel.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding joint marketing programs with existing partners and adding new partners to our network. For the three and six months ended June 30, 2007, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 30% of all individual and family health insurance applications submitted on our website, compared to 36% and 37% for the three and six months ended June 30, 2006, respectively.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. For the three and six months ended June 30, 2007, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 30% of all individual and family health insurance applications submitted on our website, compared to 25% and 23% for the three and six months ended June 30, 2006, respectively.

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

We generally compensate our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications received from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website.

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

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is employed by our wholly-owned subsidiary in China, where technology development costs are generally lower. Our technology and content expenses incurred in China totaled $0.2 million and $0.3 million during the three months ended June 30, 2006 and 2007, respectively, and totaled $0.4 million and $0.6 million during the six months ended June 30, 2006 and 2007, respectively. We expect our technology and content expenses to increase in absolute dollars in the future due to our increased focus on technology development, including the enhancement of our ecommerce platform. Additionally, our technology and content expenses could increase significantly if we decide to pursue expansion opportunities outside of the United States.

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

Summary of Selected Metrics

The following table shows certain selected metrics used by management to evaluate our business (unaudited):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007
Key Metrics:
Operating cash flows (1)	$3,183,000	$7,163,000
IFP submitted applications (2)	71,500	88,300
IFP approved members (3)	60,900	78,200
Total approved members (4)	87,000	114,600
Total revenue (5)	$14,197,000	$21,072,000
Total revenue per estimated member for the period (6)	$44.83	$46.48

	As of June 30, 2006	As of June 30, 2007
IFP estimated membership (7)	265,900	383,400
Total estimated membership (8)	328,100	463,600

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007
Marketing and advertising expenses (9)	$5,146,000	$6,782,000
Marketing and advertising as a percentage of total revenue (10)	36%	32%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	39%	40%
Marketing partners (12)	36%	30%
Online advertising (13)	25%	30%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$46.91	$49.98

Notes:

(1)	Net cash provided by operating activities for the period derived from the condensed consolidated statements of cash flows.
(2)	Individual and Family Product (“IFP”) applications completed on eHealth’s website during the period.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Total revenue recognized during the period (all sources) from the condensed consolidated statements of operations.
(6)	Calculated as total revenue recognized during the period (see note (5)) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).
(7)	Estimated number of members active on IFP insurance policies as of the date indicated.
(8)	Estimated number of members active on all insurance policies as of the date indicated.
(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of operations.
(10)	Calculated as marketing and advertising expenses for the period (see note (9)) divided by total revenue for the period (see note (5)).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through unpaid search engine results or otherwise.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search, portals and related sites.
(14)	Calculated as marketing and advertising expenses for the period (see note (9)) divided by the number of individuals on IFP applications completed on eHealth’s website during the period.

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

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which was effective for us beginning January 1, 2007, there have been no significant changes in our accounting policies during the six months ended June 30, 2007, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no material changes in our average forfeiture rates or reporting time lag during the three and six months ended June 30, 2006 and 2007. The allowance for forfeitures payable to carriers at December 31, 2006 and June 30, 2007 totaled $0.4 million.

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

We defer revenue amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts, and we defer revenue amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. Deferred revenue as of June 30, 2007 consisted of deferred technology licensing implementation fees as well as amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers.

Internal-Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we expense as incurred all website development costs for new features and functionalities until it is probable that they will result in additional functionality, generally when they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. At June 30, 2007 our capitalized internal-use software had a carrying value of $172,000 and at December 31, 2006 our capitalized internal-use software was fully depreciated and had a net carrying value of zero.

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

During the three months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $56,000 and $34,000, respectively, and during the six months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $93,000 and $68,000, respectively, related to stock options and restricted stock awards granted under our stock plans and accounted for in accordance with the provisions of APB 25. At June 30, 2007, total deferred stock-based compensation related these stock options and restricted stock awards accounted for in accordance with APB 25 was approximately $0.2 million.

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

During the three months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $0.1 million and $0.3 million, respectively, and during the six months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $0.1 million and $0.5 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and non-employee members of our board of directors and accounted for in accordance with the provisions of SFAS 123R. At June 30, 2007, total unrecognized stock-based compensation cost related to stock options, restricted stock awards and restricted stock units granted under our stock plans and accounted for in accordance with SFAS 123R was approximately $4.5 million, net of estimated forfeitures of $0.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The adoption of SFAS 123R will result in higher amounts of stock-based compensation expense in the future for awards granted after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB 25. We estimate the grant date fair value using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment. We have estimated the volatility rates used as inputs to the model and forfeiture rates based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility and forfeiture data for these companies. We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based awards on a prospective basis, and incorporating these factors into the model.

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

Since tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery does not meet the more likely than not criteria, we must establish a valuation allowance.

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

At June 30, 2007, we had future tax deductions resulting from stock option exercises of approximately $24 million. The benefit of these deductions, when realized, will be recognized as a credit to additional paid-in capital. Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Our effective tax rate during the three and six months ended June 30, 2007 was 41%; however, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, we expect to pay federal and state taxes at the alternative minimum tax rate in 2007, which is approximately 3% of pre-tax income. Future changes in various factors, such as the amount of stock-based compensation we record during the year, potential limitations on the use of our federal and state net operating loss carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits, changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2006 and 2007 (dollars in thousands, unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
Revenue:
Commission	$13,837	98%	$19,799	94%	$26,556	98%	$38,173	94%
Sponsorship, licensing and other	360	2	1,273	6	676	2	2,388	6

Total revenue	14,197	100	21,072	100	27,232	100	40,561	100
Operating costs and expenses:
Cost of revenue-sharing	279	2	401	2	483	2	818	2
Marketing and advertising	5,146	36	6,782	32	10,006	37	13,712	34
Customer care and enrollment	2,708	19	2,858	13	5,304	19	5,857	14
Technology and content	2,397	17	2,922	14	4,653	17	5,917	15
General and administrative	2,147	15	3,935	19	4,232	16	7,390	18

Total operating costs and expenses	12,677	89	16,898	80	24,678	91	33,694	83

Income from operations	1,520	11	4,174	20	2,554	9	6,867	17
Other income, net	121	1	1,279	6	212	1	2,446	6

Income before income taxes	1,641	12	5,453	26	2,766	10	9,313	23
Provision for income taxes	49	1	2,225	11	72	0	3,808	9

Net income	$1,592	11%	$3,228	15%	$2,694	10%	$5,505	14%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Marketing and advertising	$11	$38	$11	$68
Customer care and enrollment	9	37	13	56
Technology and content	59	139	89	273
General and administrative	32	126	39	215

Total	$111	$340	$152	$612

Three and Six Months Ended June 30, 2006 and 2007

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Commission	$13,837	$19,799	$5,962	43%	$26,556	$38,173	$11,617	44%
Percentage of total revenue	98%	94%			98%	94%
Sponsorship, licensing and other	$360	$1,273	$913	254%	$676	$2,388	$1,712	253%
Percentage of total revenue	2%	6%			2%	6%
Total revenue	$14,197	$21,072	$6,875	48%	$27,232	$40,561	$13,329	49%

Total revenue increased $6.9 million, or 48%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $13.3 million, or 49%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to an increase in commission revenue as a result of an increase in our membership. Our estimated membership increased approximately 41% to 463,600 members at June 30, 2007 from 328,100 members at June 30, 2006. Sponsorship, licensing and other revenue increased $0.9 million in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and increased $1.7 million in the six months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to the sale of additional carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

As a result of applications submitted through our website, insurance carriers reported to us they had approved for coverage approximately 87,000 and 114,600 members during the three months ended June 30, 2006 and 2007, respectively, an increase of 32%, and approved for coverage approximately 166,600 and 234,200 members, during the six months ended June 30, 2006 and 2007, respectively, an increase of 41%.

All revenue for all periods presented was generated from customers located in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Golden Rule	16%	16%	16%	16%
Blue Cross of California and Unicare	13%	10%	13%	10%
Aetna	7%	11%	6%	11%

We expect commission revenue to increase in absolute dollars as a result of growth in our membership base and our continued spending on our marketing initiatives. We expect sponsorship, licensing and other revenue to increase in absolute dollars and as a percentage of total revenue in the future as we pursue additional carrier sponsorship and technology licensing opportunities.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Cost of revenue-sharing	$279	$401	$122	44%	$483	$818	$335	69%
Percentage of total revenue	2%	2%			2%	2%

Cost of revenue-sharing increased $0.1 million or 44%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $0.3 million, or 69%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing is expense related to commission revenue we recognized during the quarter associated with a partner who has transferred certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. This revenue-sharing expense related to transferred small business members totaled $0.1 million in each of the three-month periods ended June 30, 2006 and 2007, and totaled $0.1 million and $0.2 million for the six-month periods ended June 30, 2006 and 2007, respectively. As a percentage of total revenue, cost of revenue-sharing remained constant at 2% in each of the three and six-month periods ended June 30, 2006 and 2007.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Marketing and advertising	$5,146	$6,782	$1,636	32%	$10,006	$13,712	$3,706	37%
Percentage of total revenue	36%	32%			37%	34%

Marketing and advertising expenses increased by $1.6 million, or 32%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This was primarily due to a $1.2 million increase in online advertising expenses related to paid keyword search costs on Internet search engines related to an increase in the volume of click-throughs from the online advertising channel. Compensation and related expenses increased $0.2 million as a result of an increase in personnel. Additionally, public relations expenses and marketing partner expenses increased $0.1 million each. As a percentage of total revenue, total marketing and advertising expenses decreased to 32% in the three months ended June 30, 2007 from 36% in the three months ended June 30, 2006. We expect our marketing expenses to increase in absolute dollars, including expenses in our direct member acquisition channel, as we continue to invest in enhancing our brand and other marketing programs. In addition, due to our adoption of SFAS 123R, stock-based compensation costs may increase and become significant depending on the extent to which we grant additional equity awards.

Marketing and advertising expenses increased by $3.7 million, or 37%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was primarily due to a $2.8 million increase in online advertising expenses related to paid keyword search costs on Internet search engines related to an increase in the volume of click-throughs from the online advertising channel. Print advertising and other direct advertising also increased $0.1 million each. Compensation and related expenses increased $0.4 million as a result of an increase in personnel. Additionally, public relations expenses increased $0.2 million and marketing partner expenses increased $0.1 million. As a percentage of total revenue, total marketing and advertising expenses decreased to 34% in the six months ended June 30, 2007 from 37% in the six months ended June 30, 2006.

Our acquisition cost per member, which we define as total marketing and advertising expenses for a period divided by the number of members included on applications for individual and family product offerings submitted during the period, increased 7% to $49.98 in the three months ended June 30, 2007 from $46.91 in the three months ended June 30, 2006, primarily due to an increase in the cost of advertising per submitted member and, to a lesser extent, an increase in compensation and related expenses, public relations expenses and marketing partner expenses. This measure of cost of acquisition includes not only online advertising, marketing partner and direct channel advertising expenditures for all product lines, but also compensation and all other departmental expenses of the marketing, business development, public relations and carrier relations departments. It also includes stock-based compensation expense recognized for these departments. The denominator for the calculation of this metric includes only members included on applications for major medical individual and family health insurance plans and does not include members on applications for small business, short-term major medical, stand-alone dental, life and student health insurance products.

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

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Customer care and enrollment	$2,708	$2,858	$150	6%	$5,304	$5,857	$553	10%
Percentage of total revenue	19%	13%			19%	14%

Customer care and enrollment expenses increased $0.2 million, or 6%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $0.6 million, or 10%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to higher compensation and related expenses associated with the increased number of personnel necessary to service the increased volume of health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 13% in the three and six months ended June 30, 2007, from 19% in the three and six months ended June 30, 2006, as a result of economies of scale achieved by our customer care and enrollment operations.

We expect customer care and enrollment expenses to increase in absolute dollars as we hire additional personnel to service the growth in health insurance applications submitted through our website.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Technology and content	$2,397	$2,922	$525	22%	$4,653	$5,917	$1,264	27%
Percentage of total revenue	17%	14%			17%	15%

Technology and content expenses increased by $0.5 million, or 22%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to a $0.3 million increase in compensation and related expenses associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Additionally, technology and content stock-based compensation expense increased $0.1 million as a result of our adoption of SFAS 123R in 2006 and repairs and maintenance expense increased $0.1 million related to agreements we recently entered into for the maintenance of computer equipment and software used in our new data center. As a percentage of total revenue, technology and content costs decreased to 14% in the three months ended June 30, 2007 from 17% in the three months ended June 30, 2006, as a result of economies of scale achieved by our technology and content operations.

Technology and content expenses increased by $1.3 million, or 27%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to a $0.8 million increase in compensation and related expenses associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Additionally, technology and content stock-based compensation expense increased $0.2 million as a result of our adoption of SFAS 123R in 2006, repairs and maintenance expense increased $0.1 million related to the agreements we recently entered into for the maintenance of computer equipment and software used in our new data center and rent expense increased $0.1 million due to our new leased data center. As a percentage of total revenue, technology and content costs decreased to 15% in the six months ended June 30, 2007 from 17% in the six months ended June 30, 2006, as a result of economies of scale achieved by our technology and content operations.

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

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
General and administrative	$2,147	$3,935	1,788	83%	$4,232	$7,390	$3,158	75%
Percentage of total revenue	15%	19%			16%	18%

General and administrative expenses increased by $1.8 million, or 83%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to an increase in compensation and related expenses of $0.6 million associated with increased personnel in our finance and legal departments to assist in our operation as a public company. Additional costs associated with operating as a public company include an increase in accounting, audit and other professional service fees of $0.8 million, an increase in directors and officers insurance costs of $0.1 million and an increase in legal fees of $0.1 million. In addition, general and administrative stock-based compensation expense increased $0.1 million as a result of our adoption of SFAS 123R. As a percentage of total revenue, general and administrative expenses increased to 19% in the three months ended June 30, 2007 from 15% in the three months ended June 30, 2006.

General and administrative expenses increased by $3.2 million, or 75%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to an increase in compensation and related expenses of $1.1 million associated with increased personnel in our finance and legal departments to assist in our operation as a public company. Additional costs associated with operating as a public company include an increase in accounting, audit and other professional service fees of $0.7 million, an increase in directors and officers insurance costs of $0.3 million and an increase in legal fees of $0.3 million. In addition, general and administrative stock-based compensation expense increased $0.2 million as a result of our adoption of SFAS 123R and our board of director fees increased $0.3 million related to retainer agreements that were recently established for our outside board members. As a percentage of total revenue, general and administrative expenses increased to 18% in the six months ended June 30, 2007 from 16% in the six months ended June 30, 2006.

We expect our general and administrative expenses to continue to increase in absolute dollars due to the increased costs associated with operating as a public company, the costs necessary to support the growth in our business and an increase in stock-based compensation costs associated with our adoption of SFAS 123R.

Other Income, Net

The following table presents our other income, net, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Other income, net	$121	$1,279	$1,158	957%	$212	$2,446	$2,234	1,054%
Percentage of total revenue	1%	6%			1%	6%

Other income, net, primarily consists of interest income earned on cash, cash equivalents and marketable securities, offset by administrative bank fees and interest expense on our capital lease obligations. Other income, net, increased $1.2 million, or 957%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $2.2 million, or 1,054%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to an increase in interest income as a result of an increase in our cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased primarily as a result of the proceeds we received from our IPO in October 2006, cash generated from operations and, to a lesser extent, cash received from the issuance of common stock pursuant to stock option exercises. Additionally, the average yield earned on our invested cash and cash equivalents balances and marketable securities was higher during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

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

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
Provision for income taxes	$49	$2,225	2,176	4,441%	$72	$3,808	$3,736	5,189%
Percentage of total revenue	1%	11%			0%	9%

During the three and six months ended June 30, 2007, we recorded provisions for income taxes of $2.2 million and $3.8 million, respectively, representing an effective tax rate of 41%. However, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, we expect to pay federal and state taxes at the alternative minimum tax rate in 2007, which is approximately 3% of pre-tax income. We recorded provisions for income taxes of $49,000 and $0.1 million for the three and six months ended June 30, 2006 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations.

Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating loss carryforwards and state and foreign taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the six months ended June 30, 2006 and 2007 (in thousands, unaudited):

	Six Months Ended June 30,
	2006	2007
Net cash provided by operating activities	$3,691	$10,571
Net cash used in investing activities	$(419)	$(17,990)
Net cash provided by (used in) financing activities	$(997)	$2,470

Prior to our IPO in October 2006, we financed our operations primarily through private sales of equity and internally generated funds. As a result of our IPO, we raised approximately $70.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. At June 30, 2007, our cash and cash equivalents totaled $85.4 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of three months or less from the date of purchase.

Operating Activities

Net cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $10.6 million during the six months ended June 30, 2007, due to $5.5 million of net income, $3.6 million of deferred income tax, $0.9 million of non-cash depreciation and amortization expenses, $0.6 million of non-cash stock-based compensation expense, a $0.5 million increase in accrued marketing expenses, a $0.2 million increase in other current liabilities and a $0.1 million increase in deferred revenue. These items were partially offset by a $0.3 million decrease in accrued compensation and benefits, a $0.2 million increase in other assets, a $0.1 million decrease accounts payable and a $0.1 million increase in prepaid expenses and other current assets.

Our operating activities generated cash of $3.7 million during the six months ended June 30, 2006, due to $2.7 million of net income, $0.7 million of non-cash depreciation and amortization expenses, $0.2 million of non-cash stock-based compensation expense, a $0.6 million increase in accrued marketing expenses, a $0.3 million increase in deferred revenue and a $0.2 million increase in other current liabilities. These items were partially offset by a $0.4 million decrease in accrued compensation and benefits, a $0.3 million increase in prepaid expenses and other current assets, a $0.2 million increase in accounts receivable and a $0.1 million decrease in accounts payable.

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

Investing Activities

Our investing activities primarily consist of capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth and purchases and maturities of marketable securities. Marketable securities generally consist of highly liquid available-for-sale securities that we intend to hold for more than three months and that are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

Net cash used in investing activities of $18.0 million during the six months ended June 30, 2007 was due to $17.3 million used for the purchase of marketable securities and $0.8 million used for the purchase of capital equipment, partially offset by $0.1 million of proceeds received from maturities of marketable securities. Net cash used in investing activities of $0.4 million during the six months ended June 30, 2006 was due to $0.4 million used for the purchase of capital equipment.

Financing Activities

Net cash provided by financing activities of $2.5 million during the six months ended June 30, 2007 was due to $2.9 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.3 million of costs paid during the six months ended June 30, 2007 which had been incurred in connection with our IPO and $0.2 million used in principal payments on capital leases. Cash used in financing activities of $1.0 million during the six months ended June 30, 2006 was due to $1.4 million of costs incurred in connection with our IPO, partially offset by $0.4 million of net proceeds received from the issuance of common stock pursuant to stock option exercises.

Future Needs

We believe that cash generated from operations and our current cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives. We may make investments in, or acquisitions of, complementary businesses, products or technologies in the future, which could require us to seek equity or debt financing. Aside from capital lease obligations, we currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to attempt to raise additional capital through public or private equity or debt financing.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of June 30, 2007 (in thousands, unaudited):

Year Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service Obligations	Total Obligations
2007 (remaining 6 months)	$917	$47	$415	$1,379
2008	1,863	—	355	2,218
2009	1,477	—	250	1,727
2010	403	—	—	403
2011	30	—	—	30
Thereafter	—	—	—	—

Total	$4,690	$47	$1,020	$5,757

Operating Lease Obligations

We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in March 2011. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. Total rent expense under all operating leases was approximately $0.5 million in each of the three-month periods ended June 30, 2006 and 2007, and was approximately $0.9 million and $1.0 million in the six months ended June 30, 2006 and 2007, respectively.

Capital Lease Obligations

As of June 30, 2007, we had a capital lease obligation for office equipment, which expires in December 2007, and a second capital lease obligation for computer equipment related to our data center, which expired in July 2007.

Service Obligations

In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $0.1 million, with the final payment due in June 2008. In March 2007, we entered into a two-year service agreement with a third-party to provide additional functionality not currently available on our website in connection with the development of a platform to facilitate employer contributions to employee health savings accounts, employee purchase of individual and family health insurance and employee management of health savings accounts. Under the terms of the agreement, we are required to pay certain up-front fees totaling $0.2 million, plus a $30,000 fee to be paid annually. The up-front fees will be recognized on a straight-line basis commencing once the technology is available for use through the expiration date of the agreement in March 2009. In May 2007, we entered into an agreement with a third-party to assist in the design and development of the business health savings account platform. Under the terms of the agreement, we are required to pay fees totaling approximately $71,000 prior to the planned introduction of the platform in the third quarter of 2007, although the introduction of the platform and the payment of such fees may be impacted by the progress of the third-party development efforts and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, marketable securities, foreign currency exchange rate risk and credit risk.

Interest Rate Risk

As of June 30, 2007, we had cash and cash equivalents of $85.4 million, which consisted primarily of cash on deposit with banks, highly liquid money market instruments and commercial paper with original maturities of three months or less. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

As of June 30, 2007, we had marketable securities of $17.4 million, which consisted primarily of readily marketable available-for-sale corporate debt securities. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income earned on our marketable securities is sensitive to changes in the general level of interest rates and we expect our future investment income will fluctuate as a result of future changes in interest rates.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of investment-grade available-for-sale securities, including commercial paper, money market funds, debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. If overall interest rates had fallen by 10% in the three months ended June 30, 2007, our interest income would have declined approximately $130,000, assuming consistent investment levels.

Foreign Currency Exchange Rate Risk

To date, all of our revenue has been derived from transactions denominated in United States Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Renminbi, but we believe this exposure to be limited. We have not engaged in any foreign currency hedging or other derivative transactions to date.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such investments generally are in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of June 30, 2007, four customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 51%, or $371,000, of our total accounts receivable. We do not anticipate collection issues with any of these customers.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the year ending December 31, 2007. We believe we have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by our independent auditors, that internal controls over financial reporting were adequate.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any state, we could be subject to various fines and penalties, including revocation of our license to sell insurance in that state, and our business and financial results would be materially harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

We have a history of net losses and have only recently achieved net profitability on a quarterly and annual basis. As of June 30, 2007, our accumulated deficit was $58.2 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will continue to incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. To the extent that the rate of growth of our net new members slows, our revenue growth is also likely to slow. In addition, the commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. As a result, to the extent that the rate of growth of new members slows or our commission rates decrease for other reasons, our revenue could decline.

Commission rates we receive from health insurance carriers also affect our revenue growth. The commission rates we receive are impacted by a variety of factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, the location of members and the laws and regulations in that jurisdiction and the amount of time policies have been active. In addition, our commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these factors cause our commission rate per member to decline, our rate of growth may decline.

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

If consumers and health insurance carriers do not widely adopt the Internet as a source for the purchase and sale of health insurance, or if they determine that other sources for health insurance and health insurance applications are superior, our business will not grow and our operating results and financial condition would be harmed.

Our business may not grow if consumers are not informed about the availability and accessibility of affordable health insurance.

Numerous health insurance products are available to consumers in any given market. Most of these products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity has contributed to a perception held by many consumers that individual health insurance is prohibitively expensive and difficult to obtain. We attempt to make the health insurance research and application process on our website understandable and user-friendly. We also attempt to use our website to educate consumers about the accessibility and affordability of health insurance. If consumers are not informed about the availability and accessibility of affordable health insurance or our application process is difficult to navigate, our business may not grow and our operating results and financial condition would be harmed.

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

We may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Carriers owned by WellPoint and United Healthcare represented 22% and 20% of our total revenue in 2006, respectively, and 18% and 20% of our total revenue in the first six months of 2007, respectively. Revenue we derived from our agreement with Golden Rule Insurance Company, which is owned by United Healthcare, represented 16% of our total revenue in 2006 and in the first six months of 2007. Revenue we derived from our agreements with Blue Cross of California and Unicare, which are owned by WellPoint, represented 12% of our total revenue in 2006 and 10% of our total revenue in the first six months of 2007. Revenue we derived from our agreement with Aetna represented 11% of our total revenue in the first six months of 2007. Our agreements with Golden Rule Insurance Company, Blue Cross of California and Unicare are terminable on 90 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement, and our agreement with Aetna is terminable on 30 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers may attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

We previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. We believe our EPI technology improves the rate at which we convert visitors into members and have recently launched the third phase of EPI (EPI III) for certain health insurance plans offered on our ecommerce platform. EPI III is designed so that individuals and families applying for those plans can be notified within one day of the status of their applications. We are also in discussions with one of our carrier partners to move forward with instant underwriting and response to consumer health insurance applications. There can be no assurance that we will enter into any relationship relating to instant underwriting or that we will continue to enter into relationships relating to EPI III. In addition, it is too early to determine the effectiveness of EPI III or any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources and commitment to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In the event that our technology relating to expedited underwriting, including EPI III, is not adopted by carriers or is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in, or decreases the responsiveness of, our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, consumers may access our customer care center for assistance in connection with submitting health insurance applications through our ecommerce platform. We depend upon third parties, including telephone service providers, to operate our customer care center. Any failure of the systems that we rely upon in the operation of our customer care center could negatively impact sales of insurance policies through our ecommerce platform or our relationship with consumers and members and could harm our business, operating results and financial condition.

In February 2007, we moved our data center operations to San Jose, California from Redwood City, California and completed certain changes to our data center, including moving from a Sun/Solaris to a Linux operating system. We may experience technical difficulties in connection with these changes. If we experience a system failure, loss of data or disruption for any reason, including as a result of changes in our data center location or infrastructure, the performance of our website would be harmed and our service could shut down. In addition, any loss in data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes in the San Francisco Bay Area and elsewhere in Northern California. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, operating results and financial condition.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. Our website may also become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we decide to make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in search result listings for any reason, the traffic to our website likely would decline and we may not be able to replace this traffic, which in turn would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also harm our operating results.

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

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us to their customers. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We typically compensate our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. Although many of our marketing partners agree to an initial one or two-year term contract, some of our marketing partner agreements have shorter terms and are terminable more quickly.

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

•	the interest of the marketing partner’s customers in the health insurance products that we offer on our ecommerce platform;

•	the contractual terms we negotiate with the marketing partner, including the marketing fees we agree to pay a marketing partner;

•	the percentage of the marketing partner’s customers that submit applications or purchase health insurance policies through our ecommerce platform;

•	the ability of a marketing partner to maintain efficient and uninterrupted operation of its website; and

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

Our revenue currently depends upon demand for health insurance in the individual, family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, we believe that the number of small businesses is growing and that an increasing number of individuals are becoming self-employed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers are seeking to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We also believe that demand in the individual and family health insurance market will increase as the employees of these employers look to other sources for their health insurance needs and as the number of small businesses and self-employed individuals increases. We have no control over the economic and other factors that influence these trends, and if these trends reverse, our business, operating results and financial condition would be harmed. We also continually evaluate and explore new strategies and opportunities in other segments of the health insurance market, such as Medicare, where we may be able to leverage our technology and experience. We may not adopt these new strategies, and even if we do, we cannot predict whether demand for any new product or service will result in increased membership or revenue. However, if we are unable to successfully introduce new products and adopt new strategies for the growth of our business, our business and financial condition may be harmed.

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

In addition to traditional agents, a number of agents operate websites that provide some form of online shopping experience for consumers interested in purchasing health insurance. Although most of these online agents only sell health insurance in a limited number of states and/or represent only a limited number of health insurance carriers, these agents could expand their service area and product offerings. Moreover, while national insurance brokers, such as Aon Insurance Services, Arthur J. Gallagher & Co., Marsh, Inc. and Willis Group Limited, have traditionally not focused on the individual, family and small business markets, they could enter these markets and compete with us in the future, particularly if these markets continue to grow. We also believe that we are likely to face increasing competition as the online financial services industry develops and evolves.

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

Competitive pressures may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, or may otherwise harm our business, operating results and financial condition.

There are many risks associated with our operations in China.

A portion of our operations is conducted in China. Among other things, we use employees in China to maintain and update a significant amount of software on our ecommerce platform. This and other information is delivered to us through secured communications over the Internet. Our business would be harmed if this connection temporarily failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems. Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States, and different labor and tax laws. United States and Chinese trade laws may impose restrictions on the importation of programming or technology to or from the United States. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China, which in turn could cause our business, operating results and financial condition to suffer. We plan to continue to expand our Chinese operations. These plans will require additional management attention and resources and may be unsuccessful, as we have limited experience with respect to operations in China. In addition, we are currently evaluating whether to market and sell insurance in China. If we determine to do so, there can be no assurance that we will be successful in operating an insurance business in China, since we have no experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs.

In addition, we may face disadvantages and an inability to obtain necessary approvals as a result of our subsidiary in China being wholly foreign owned. Our success in establishing an insurance business in China also would be dependent upon many of the factors that influence the success of our business in the United States, including acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment, our ability to attract qualified personnel and network security.

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

Our rate of growth may decline and our business may be harmed if our business HSA platform is not successful.

We are in the process of developing a business health savings account (HSA) platform to facilitate employer contributions to employee HSAs, employee purchase of individual and family health insurance and employee management of HSAs. We have entered into a relationship with a third party to help develop and administer the HSA component of the platform. We expect to introduce on a test basis the business HSA platform in the third quarter of this year to a subset of our internet traffic in a limited number of states and to launch the platform on a broader basis during the first quarter of 2008. While development of the platform is substantially complete, a number of factors could impact the timing of the test and broader launches of the platform, including legal and regulatory hurdles, our ability and the ability of third parties to timely complete development of the platform and our dependence on the third party administrator of the HSA component of the platform.

The success of the business HSA platform will depend upon a number of factors, including the attractiveness of the platform to businesses, our effectiveness in engaging partners, such as associations, banks and other financial services partners, to market the platform, our ability to otherwise successfully market the platform, the ability of the third party administrator to successfully manage and operate the HSA aspects of the platform, our ability and the third party administrator’s ability to avoid process breakdowns, malfunctions, technical difficulties and bugs in the platform, the performance, reliability and availability of the platform and our success in training our call center representatives to adequately serve customers desiring assistance with respect to HSAs. In addition, the insurance and other laws and regulations applicable to the operation of the platform are complicated and in some cases unclear. For example, it is possible that certain states could take the position that marketing individual insurance into businesses violates certain laws and regulations, including those relating to the sale of insurance to small businesses. In light of legal and regulatory risks, we may determine not to launch the platform in certain states, and even if we do launch the platform in those states, we could be subject to adverse legal and regulatory action from departments of insurance and otherwise. If the business HSA platform is not successful, or does not launch within the projected time frames, our business and operating results could be harmed and our rate of growth may decline.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any state, we could be subject to various fines and penalties, including revocation of our license to sell insurance in that state, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

Our success is dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time, and the loss of the services of any of our executive officers or key employees could harm our business. For example, we are required to appoint a writing agent with each insurance carrier with which we have a relationship in every state. In the past a single employee has acted as writing agent with respect to many carriers with which we have a relationship, and we are currently in the process of transferring the duties of writing agent to other employees so that we have more than one employee appointed as writing agent with each carrier. If we lose the service of our appointed writing agent(s), the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carrier partners whose policies are purchased by our members, this transition may be difficult and requires a significant period of time to complete. If the transition is not successful, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued and, as a result, our business and operating results could be harmed. Our success is also dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed.

Our senior management and key employees were substantially vested in their stock options as of June 30, 2007. All of our senior management and key employees have sold shares of our common stock in the open market, and some have sold a significant portion of their vested holdings. While we have in the past, and may in the future, grant these employees additional equity incentives, these employees may be more likely to leave us after their existing stock options fully vest and they have liquidated some or a substantial percentage of their holdings, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. Our senior management and key employees work for us on an at-will basis and our business could be harmed if we lose their services.

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

We have completed implementation of our new commission accounting system for the majority of our health insurance products. We anticipate completion of the last phase, related to our small business products, in the second half of 2007. In addition, we are in the initial stages of implementing an enterprise data management system. Each of these systems is or will be important to our accounting, financial and operating functions, and the implementation of these systems raises costs and risks associated with the conversion to new systems, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources and could harm our operating results and ability to manage our business effectively.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. These changes may not, however, be completely effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or the consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. In addition, investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a consistent basis may adversely affect our stock price.

Our net income in future periods could be significantly reduced as a result of employee stock-based compensation expense.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the three months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $55,000 and $306,000, respectively, and during the six months ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling $59,000 and $544,000, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at June 30, 2007 was approximately $4.5 million, net of estimated forfeitures of $464,000. This amount will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. Because the amount, terms and fair values of awards to be issued in the future are unknown, we are unable to predict the future impact on our consolidated financial statements of stock-based compensation expense related to future awards. However, we expect that the impact could be material over time as the number of awards issued and outstanding increases.

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

Although we currently do not sell health insurance or license our technology platform outside the United States, we are exploring ways to expand our business into foreign countries, particularly China. We would face significant challenges in connection with expanding our business into a foreign country. Demand for private health insurance is not significant in many foreign countries as a result of government-sponsored healthcare systems. In addition to facing many of the same challenges we face domestically, we also would have to overcome other obstacles such as:

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

As a result of these obstacles, we may find it impossible or prohibitively expensive to expand our services internationally or we may be unsuccessful should we attempt to do so, either of which could harm our business, operating results and financial condition.

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

Another example of a potentially adverse regulatory change relates to the adoption of “guaranteed issue” laws and regulations in the individual and family health insurance markets. These requirements, which are currently in effect in a limited number of states such as Massachusetts, New Jersey and New York and have been proposed in California, prohibit health insurance carriers from denying health insurance coverage to individuals based on their health status. It has been our experience that substantially fewer health insurance carriers offer plans in the individual and family health insurance market in states with guaranteed issue regulations in effect compared to others. Moreover, health insurance carriers that do offer individual and family plans may charge substantially increased premiums and/or pay reduced commissions to agents. We believe that limited choice and high premiums result in less demand for individual and family health insurance plans which, when coupled with reduced commissions to agents, results in substantially less revenue for us in these states. Our business, operating results and financial condition would be harmed if the adoption of guaranteed issue laws or regulations becomes more widespread and results in less demand and/or reduced commissions.

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

Other proposals seek to provide health insurance coverage to all individuals, but do so by maintaining many key aspects of the private sector health insurance system rather than proposing a single-payer system. One example is California, which has in the past proposed a plan that includes guaranteed issue laws, a mandate that requires all individuals to obtain health insurance, incentives for many employers to offer health insurance to workers, and a requirement that health insurance carriers spend 85% of premium revenue on patient care. We do not know what impact the California plan and any related proposals may have on our business, but they could, if implemented, harm our business, operating results and financial condition.

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

We completed our initial public offering in October 2006, and the 180-day contractual lockup applicable to our equity holders at the time of our initial public offering expired in April of this year. As a result, additional shares have become eligible for sale in the public market, including shares held by directors, executive officers and other affiliates. In addition, outstanding options to purchase shares of our common stock and restricted stock units covering shares of common stock under our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan, as well as additional shares reserved for issuance under our 2006 Equity Incentive Plan have become, and will continue to become, eligible for sale in the public market, subject to certain legal and contractual limitations. Many of these shares have been sold in the public market since the expiration of the lockup period. If a significant portion of these additional shares continue to be sold, or if it is perceived that they will continue to be sold, in the public market, the trading price of our common stock could decline substantially.

The trading price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit.

The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $17.67 to an intra-day high of $28.88. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

Our directors, executive officers and their affiliated entities beneficially owned more than 50 percent of our outstanding common stock as of June 30, 2007. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on June 6, 2007, our stockholders voted on the following proposals, both of which were adopted by the margins indicated below:

1.	To elect one (1) Class I director to serve for a term of three years and until his successor is duly elected and qualified, subject to his earlier resignation or removal:

Name	Votes For	Votes Withheld
Michael D. Goldberg	11,840,143	2,762,786

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007:

For	14,580,421
Against	21,603
Abstain	905

ITEM 6. EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number		Description of Exhibit	Incorporation by reference herein
			Form	Date
10.1		Employment Agreement, dated as of June 6, 2007, between eHealthInsurance Services, Inc. and Robert Fahlman.	Current Report on Form 8-K, (File No. 001-33071)	June 8, 2007

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2007.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit	Incorporation by reference herein
			Form	Date
10.1		Employment Agreement, dated as of June 6, 2007, between eHealthInsurance Services, Inc. and Robert Fahlman.	Current Report on Form 8-K, (File No. 001-33071)	June 8, 2007

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.