Form 10-Q
period 2007-09-30
eHealth, Inc.
filed 2007-11-14
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2007 was 24,219,643 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2006	September 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,316	$78,726
Short-term marketable securities	158	33,974
Accounts receivable	717	1,048
Deferred income taxes	2,257	358
Prepaid expenses and other current assets	1,926	2,659

Total current assets	95,374	116,765
Property and equipment, net	3,936	3,537
Deferred income taxes	5,165	744
Other assets	453	975

Total assets	$104,928	$122,021

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,440	$885
Accrued compensation and benefits	3,743	4,377
Accrued marketing expenses	1,647	2,423
Deferred revenue	62	277
Other current liabilities	1,979	2,435

Total current liabilities	8,871	10,397
Other non-current liabilities	317	255
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and September 30, 2007	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,748,932 and 24,103,272 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	22	24
Additional paid-in capital	159,576	165,763
Deferred stock-based compensation	(254)	(139)
Accumulated deficit	(63,655)	(54,420)
Accumulated other comprehensive income	51	141

Total stockholders’ equity	95,740	111,369

Total liabilities and stockholders’ equity	$104,928	$122,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
Commission	$15,867	$21,313	$42,423	$59,486
Sponsorship, licensing and other	795	1,684	1,471	4,072

Total revenue	16,662	22,997	43,894	63,558
Operating costs and expenses:
Cost of revenue-sharing	411	427	894	1,245
Marketing and advertising	5,798	7,309	15,804	21,021
Customer care and enrollment	2,740	3,002	8,044	8,859
Technology and content	2,668	3,108	7,321	9,025
General and administrative	2,370	4,308	6,602	11,698

Total operating costs and expenses	13,987	18,154	38,665	51,848

Income from operations	2,675	4,843	5,229	11,710
Other income, net	145	1,403	357	3,849

Income before income taxes	2,820	6,246	5,586	15,559
Provision for income taxes	82	2,516	154	6,324

Net income	$2,738	$3,730	$5,432	$9,235

Comprehensive income:
Net income	$2,738	$3,730	$5,432	$9,235
Change in unrealized gain on investments	—	49	—	43
Foreign currency translation adjustment	11	17	16	47

Total comprehensive income	$2,749	$3,796	$5,448	$9,325

Net income per share:
Basic – common stock	$0.54	$0.16	$1.10	$0.41
Basic – Class A nonvoting common stock	$0.54	—	$1.10	—
Diluted – common stock	$0.14	$0.14	$0.28	$0.36
Diluted – Class A nonvoting common stock	$0.14	—	$0.28	—
Net income:
Allocated to common stock	$2,705	$3,730	$5,376	$9,235
Allocated to Class A nonvoting common stock	33	—	56	—

Net income	$2,738	$3,730	$5,432	$9,235

Weighted-average number of shares used in per share amounts:
Basic – common stock	4,974	23,517	4,903	22,643
Basic – Class A nonvoting common stock	61	—	51	—
Diluted – common stock	19,334	26,263	19,158	25,746
Diluted – Class A nonvoting common stock	61	—	51	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2006	2007
Operating activities
Net income	$5,432	$9,235
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	6,109
Depreciation and amortization	1,116	1,275
Stock-based compensation expense	296	962
Deferred rent	40	(22)
Loss on disposal of fixed assets	—	18
Changes in operating assets and liabilities:
Accounts receivable	(673)	(331)
Prepaid expenses and other current assets	(224)	184
Other assets	(29)	(523)
Accounts payable	198	(302)
Accrued compensation and benefits	(192)	(67)
Accrued marketing expenses	701	776
Deferred revenue	(464)	215
Other current liabilities	292	753

Net cash provided by operating activities	6,493	18,282

Investing activities
Purchases of property and equipment, net	(1,738)	(1,053)
Proceeds from the sale of property and equipment	—	14
Changes in restricted investments	(3)	—
Purchases of short-term marketable securities	—	(36,520)
Sales of short-term marketable securities	—	2,156
Maturities of short-term marketable securities	—	588

Net cash used in investing activities	(1,741)	(34,815)

Financing activities
Costs incurred in connection with initial public offering	(1,909)	(252)
Net proceeds from exercise of common stock options	439	5,343
Principal payments in connection with capital leases	(72)	(212)

Net cash (used in) provided by financing activities	(1,542)	4,879

Effect of exchange rate changes on cash and cash equivalents	16	64

Net increase (decrease) in cash and cash equivalents	3,226	(11,590)
Cash and cash equivalents at beginning of period	9,415	90,316

Cash and cash equivalents at end of period	$12,641	$78,726

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

Unaudited Interim Financial Information—The accompanying unaudited condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2006 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete annual financial statements. In our opinion, these unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 21, 2007 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position at September 30, 2007, results of operations for the three and nine months ended September 30, 2006 and 2007 and cash flows for the nine months ended September 30, 2006 and 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or future year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The information as of December 31, 2006 is derived from those financial statements.

Reverse Stock Split—We effected a 1-for-2 reverse stock split of our outstanding common stock, convertible preferred stock and restricted Class A nonvoting common stock (“Class A common stock”) on September 25, 2006. All share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

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

Segments—We operate in one business segment. See Note 7- Segment and Geographic Information for additional information regarding our business segment.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Marketable Securities—We invest a portion of our cash in investment-grade marketable securities (See Note 2 – Balance Sheet Accounts). These investments are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We do not have any investments classified as held-to-maturity or trading. Marketable securities are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Realized gains and losses on marketable securities, are recognized in earnings as a component of other income in the statements of operations.

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

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such investments generally are in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of September 30, 2007, three customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 38%, or $399,000, of our total accounts receivable. We do not anticipate collection issues with any of these customers.

Revenue for all periods presented was generated from customers located solely in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Golden Rule	15%	16%	15%	16%
Aetna	7%	12%	7%	11%
Blue Cross of California and Unicare	10%	8%	12%	9%

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The allowance for forfeitures payable to carriers totaled $386,000 and $424,000 at December 31, 2006 and September 30, 2007, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

In addition, we generate sponsorship revenue from carrier advertisements that appear on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. In instances where the performance criteria is measured based on data that is tracked by us, revenue is recognized in the period of performance. In instances where the performance criteria is measured based on data that is tracked by the carrier, revenue is recognized when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the carrier along with a detailed statement containing the data that is tracked by the carrier.

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

Deferred Revenue—Deferred revenue consists of deferred technology licensing implementation fees as well as amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers, or amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts. Deferred revenue at December 31, 2006 and September 30, 2007 was $62,000 and $277,000, respectively.

Internal-Use Software and Website Development Costs—We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we expense as incurred all website development costs for new features and functionalities until it is probable that they will result in additional functionality, generally when they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. At September 30, 2007 our capitalized internal-use software had a carrying value of $210,000 and was included in other assets in the accompanying condensed consolidated balance sheet. At December 31, 2006 our capitalized internal-use software was fully depreciated and had a net carrying value of zero.

Stock-Based Compensation—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R (“SFAS 123R”), Share-Based Payment, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. See Note 3 – Stockholder’s Equity and Stock-Based Compensation for information regarding stock-based compensation and the financial impact of adopting SFAS 123R.

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

Foreign Currency Translation—Our only foreign subsidiary is located in Xiamen, China. The functional currency of our foreign subsidiary is its local currency (the Chinese Yuan Renminbi) and its financial statements are translated into U.S. Dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation adjustments are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in other income, net in the accompanying consolidated statements of operations and comprehensive income. We did not recognize any material gains or losses resulting from foreign currency transactions during the three and nine months ended September 30, 2006 or 2007.

Comprehensive Income—In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income, including net income, are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses and unrealized gains and losses on marketable securities). Foreign currency translation gains and losses included in other comprehensive income are attributable to foreign currency translation adjustments with our wholly-owned subsidiary in China. Statements of comprehensive income have been included within the accompanying consolidated statements of operations and comprehensive income. Accumulated other comprehensive income was $51,000 and $141,000 at December 31, 2006 and September 30, 2007, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Net Income Per Share—We calculate net income per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share. Under SFAS 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the conversion of convertible preferred stock and Class A common stock, are included in diluted net income per share to the extent such shares are dilutive.

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

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—Cash and cash equivalents consisted of the following (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Cash and cash equivalents:
Cash	$3,050	$2,081
Money market funds	87,266	54,467
Commercial paper	—	21,678
Certificates of deposit	—	500

Total	$90,316	$78,726

At December 31, 2006 and September 30, 2007, our cash and cash equivalents consisted primarily of cash, money market funds, commercial paper and certificates of deposit, which are highly liquid in nature. Since the duration of these securities is short, the risk of fluctuations in market interest rates and yields is not significant.

We did not realize any significant gains or losses on the sale of cash equivalents during the three and nine months ended September 30, 2006 and 2007.

Short-Term Marketable Securities—Short-term marketable securities consist of investment-grade readily marketable available-for-sale securities, primarily corporate and government bonds, commercial paper and certificates of deposit. The cost of investments sold is based on the specific identification method. Our investments in short-term marketable securities consisted of the following (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Corporate and government bonds	$—	$27,282
Commercial paper	—	6,269
Certificates of deposit	158	423

Total short-term marketable securities	$158	$33,974

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of September 30, 2007, the cost, gross unrealized gains and losses and estimated fair value of our short-term marketable securities consisted of the following (in thousands, unaudited):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate and government bonds	$27,239	$46	$3	$27,282
Commercial paper	6,269	—	—	6,269
Certificates of deposit	423	—	—	423

Total short-term marketable securities	$33,931	$46	$3	$33,974

The contractual maturities of our short-term marketable securities as of September 30, 2007, were as follows (in thousands):

As of September 30, 2007
(unaudited)
Due within 1 year	$20,156
Due within 1 year to 2 years	13,818

Total short-term marketable securities	$33,974

We realized a net loss of $1,000 on the sale of short-term marketable securities during the three and nine months ended September 2007. We did not realize any gains or losses on the sale of short-term marketable securities during the three and nine months ended September 30, 2006.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Prepaid insurance	$540	$323
Prepaid maintenance contracts	356	338
Prepaid advertising	115	289
Interest receivable	396	342
Employee income taxes withheld	—	707
Other	519	660

Prepaid expenses and other current assets	$1,926	$2,659

Property and Equipment—Property and equipment consisted of the following (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Computer equipment and software	$7,177	$5,742
Office equipment and furniture	703	759
Leasehold improvements	479	523

	8,359	7,024
Less accumulated depreciation and amortization	(4,423)	(3,487)

Property and equipment, net	$3,936	$3,537

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the nine months ended September 30, 2007, primarily as a result of the closure of a data center, we disposed of property and equipment with a cost of $2.0 million and a net book value of $32,000. Disposals by category were as follows (in thousands, unaudited):

Nine Months Ended September 30, 2007
Computer equipment and software	$2,020
Office equipment and furniture	18

2,038
Less accumulated depreciation and amortization	(2,006)

Property and equipment, net	$32

Depreciation expense, which includes depreciation expense related to assets under capital lease, for the three months ended September 30, 2006 and 2007 amounted to $422,000 and $424,000, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2007 amounted to $ 1.1 million and $1.3 million, respectively.

Assets under capital leases are included in the condensed consolidated balance sheets as follows (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Office equipment and furniture	$416	$416
Less accumulated depreciation	(31)	(141)

Total assets under capital leases	$385	$275

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Professional fees	$659	$1,487
Payable to carriers	386	424
Income taxes payable	248	—
Capital lease obligation–current portion	221	8
Other accrued expenses	465	516

Other current liabilities	$1,979	$2,435

Note 3 – Stockholder’s Equity and Stock-Based Compensation

Stockholder’s Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. At September 30, 2007, no shares of preferred stock were outstanding.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. At September 30, 2007, 24,103,272 shares of common stock were outstanding.

Shares Reserved—Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands, unaudited):

As of September 30, 2007
(unaudited)
Common stock:
Stock options issued and outstanding	3,115
Unvested restricted stock units issued and outstanding	28
Stock options and awards available for future grant	2,562

5,705

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of September 30, 2007, we had a remaining reserve of 2,562,104 shares of our common stock for issuance under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant or award under the 2006 Plan. In addition, on January 1 of each year, the number of shares reserved under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2007, shares reserved under the 2006 Plan automatically increased by 869,957 shares, or 4% of the total number of shares of our common stock then outstanding. Employees, non-employee members of our board of directors and consultants of our company and our subsidiaries are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options generally expire after ten years from the date of grant. Options granted prior to our IPO in October 2006 typically may be exercised at any time, with unvested shares issued upon exercise being subject to repurchase rights by us at the exercise price of the stock option. As of December 31, 2006 and September 30, 2007, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

The following table summarizes activity under the Stock Plans (in thousands, except per share amounts, unaudited):

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2006	1,844	5,436	$3.85
Automatic increase in shares authorized (1)	870	—	—
Reduction in number of authorized shares (2)	(126)	—	—
Granted—exercise price equal to fair value	(155)	155	$21.81
Exercised	—	(2,347)	$2.28
Cancelled	129	(129)	$9.40

Balance at September 30, 2007	2,562	3,115	$5.70	6.22	$63,968

Exercisable at September 30, 2007		2,219	$2.93	5.28	$51,701

(1)	In accordance with the provisions of the 2006 Plan, shares reserved for issuance under such plan automatically increased on January 1, 2007 by 4% of the total number of shares of our common stock then outstanding.

(2)	The number of shares authorized for issuance under the 1998 and 2005 Stock Plans decreased due to cancellations of stock options and awards previously granted under those plans. These plans have been terminated with respect to the grant of additional awards.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at September 30, 2007. Total intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2007 was $322,000 and $19.3 million, respectively. Total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2007 was $1.6 million and $45.1 million, respectively. Total fair value of stock options accounted for under SFAS 123R, which vested during the three and nine months ended September 30, 2007 was $240,000 and $572,000, respectively. No stock options accounted for under SFAS 123R vested during the three and nine months ended September 30, 2006.

During the three months ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $110,000 and $267,000, respectively, and during the nine months ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $166,000 and $712,000, respectively, related to stock options granted to employees and non-employee members of our board of directors and accounted for in accordance with the provisions of SFAS 123R. At September 30, 2007, total unrecognized stock-based compensation cost related to stock options granted to employees and non-employee members of our board of directors under our stock plans and accounted for in accordance with SFAS 123R was approximately $4.2 million, net of estimated forfeitures of $407,000. This cost will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures.

The following tables summarize information about stock options outstanding as of September 30, 2007 (in thousands, except per share data and lives, unaudited):

	Outstanding		Vested and Exercisable
Range of Exercise Prices	Number of Shares of Common Stock Subject to Options	Weighted- Average Remaining Contractual Life (years)	Number of Shares of Common Stock Subject to Options	Weighted- Average Exercise Price
$0.50 – $1.00	184	3.42	184	$0.95
$2.00	1,747	4.99	1,747	$2.00
$4.00 – $8.30	324	7.81	104	$7.07
$8.80 – $12.90	525	8.28	146	$9.52
$13.00 – $25.08	335	9.37	38	$18.34

$0.50 – $25.08	3,115	6.22	2,219	$2.93

We account for grants of restricted stock units in accordance with the provisions of SFAS 123R. The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. During the three and nine months ended September 30, 2007, we recorded stock-based compensation expense totaling $50,000 and $138,000, respectively, related to restricted stock units accounted for in accordance with the provisions of SFAS 123R. As of September 30, 2007, total unrecognized compensation cost related to restricted stock units was $615,000, net of estimated forfeitures of $62,000.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Restricted Stock Units Outstanding
	Number of Shares of Common Stock Covered by Restricted Stock Units	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2006	33
Granted	7
Released	(9)
Cancelled	(3)

Balance as of September 30, 2007	28	8.90	$725

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The aggregate intrinsic value is calculated as the fair value at September 30, 2007 of the underlying common stock outstanding and vested and expected to vest as of September 30, 2007. No restricted stock units were granted during the three and nine months ended September 30, 2006. As of September 30, 2007, 28,000 restricted stock units were unvested and subject to release.

2004 Stock Plan for eHealth China—During November 2004, our board of directors adopted the 2004 Stock Plan for eHealth China, Inc. (the “eHealth China Plan”) for the issuance of shares of Class A common stock. Shares of Class A common stock constituted all of the awards granted under the eHealth China Plan and all of those shares converted into common stock in October 2006 in connection with our IPO. In addition, the eHealth China Plan was terminated with respect to the grant of additional shares upon the effective date of the 2006 Plan in October 2006. Shares issued under the eHealth China Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. As of September 30, 2007, there were 14,000 unvested shares of restricted common stock subject to release under the 2004 Stock Plan for eHealth China.

We account for common stock awards granted under the eHealth China Plan subsequent to January 1, 2006 in accordance with the provisions of SFAS 123R. During each of the three months ended September 30, 2006 and 2007, we recorded $5,000 and during the nine months ended September 30, 2006 and 2007, we recorded $8,000 and $15,000, respectively, of stock-based compensation expense related to these awards. As of September 30, 2007, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the eHealth China Plan and accounted for under SFAS 123R was $52,000, net of estimated forfeitures of $5,000. This cost will be recognized on a straight-line basis.

Stock-Based Compensation

Adoption of SFAS 123R—Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method. Stock-based compensation expense recognized during the three and nine months ended September 30, 2006 and 2007 consisted of 1) stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which were calculated in accordance with APB 25, and 2) stock-based compensation for all stock-based awards granted on or after to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. The adoption of SFAS 123R did not impact net cash flows from operations or financing. As required by SFAS 123R, we are recognizing stock-based compensation expense only for those equity awards expected to vest.

At September 30, 2007, total unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock units granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $4.9 million, net of estimated forfeitures of $474,000. This cost will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures.

The following table presents total unrecognized stock-based compensation expense related to stock options, restricted stock units and restricted stock granted to employees and accounted for in accordance with SFAS 123R (in thousands, unaudited):

As of September 30, 2007	Stock Options	Restricted Stock Units	Restricted Stock	Total
Unrecognized stock-based compensation expense	$4,591	$677	$57	$5,325
Estimated forfeitures	(407)	(62)	(5)	(474)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$4,184	$615	$52	$4,851

Net cash proceeds from the exercise of stock options were $62,000 and $2.4 million for the three months ended September 30, 2006 and 2007, respectively, and were $439,000 and $5.3 million for the nine months ended September 30, 2006 and 2007, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We estimate the fair value of stock options granted using the Black-Scholes-Merton pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The weighted-average expected terms for stock options granted during the three and nine months ended September 30, 2006 and 2007 were calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility rates used as inputs to the model and the expected forfeiture rates based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating our available historical and implied volatility and forfeiture data and the data for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through September 30, 2007, we had not declared or paid any cash dividends. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options.

The fair value of stock options and restricted stock awards granted to employees for the three and nine months ended September 30, 2006 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	65.58%	59.58%	65.58%	59.58%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.90%	4.48%	4.90%	4.48%
Weighted-average fair value	$8.33	$14.63	$8.14	$13.04

Deferred Stock-Based Compensation Expense—We account for Class A common stock awards granted prior to January 1, 2006 in accordance with the provisions of APB 25. Due to uncertainty of the events that would have triggered a conversion of Class A common stock into common stock, we accounted for awards granted under the eHealth China Plan prior to January 1, 2006 as variable awards. Under this method, we recorded no deferred stock-based compensation, but measured and recorded stock-based compensation expense based on the fair value of the underlying Class A common stock at the end of each reporting period within the vesting periods. Upon the completion of our IPO in October 2006, all unvested shares of Class A common stock issued prior to January 1, 2006 were converted into shares of common stock measured at the fair value public offering price of $14.00 per share and, in accordance with APB 25, we recorded deferred stock-based compensation totaling $255,000, which is being amortized over the remaining vesting terms of the underlying common stock. We recorded stock-based compensation expense of $20,000 and $23,000 in the three months ended September 30, 2006 and 2007, respectively, and recorded $93,000 and $73,000 in the nine months ended September 30, 2006 and 2007, respectively, related to these awards. As of September 30, 2007, the remaining unamortized deferred stock-based compensation related to these awards totaled $139,000.

In connection with certain common stock options and restricted common stock granted prior to January 1, 2006, we recorded deferred stock-based compensation expense. The deferred stock-based compensation was recognized as expense over the vesting period of these options and restricted stock awards. Total amortization expense of deferred stock-based compensation related to these grants totaled $9,000 and $5,000 in the three months ended September 30, 2006 and 2007, respectively, and totaled $29,000 and $24,000 in the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, all deferred stock-based compensation related to these grants had been recognized.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2006 and 2007 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Awards granted to employees and non-employee members of our board of directors accounted for in accordance with SFAS 123R:
Common stock options	$110	$267	$166	$712
Restricted stock units	—	50	—	138
Class A common stock	5	5	8	15

	115	322	174	865
Awards granted to employees accounted for in accordance with APB 25:
Class A common stock	20	23	93	73
Common stock options and restricted common stock	9	5	29	24

	29	28	122	97

Total stock-based compensation expense	$144	$350	$296	$962

The following table summarizes stock-based compensation expense by operating function included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2007 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Marketing and advertising	$21	$45	$32	$113
Customer care and enrollment	13	30	27	86
Technology and content	60	143	148	416
General and administrative	50	132	89	347

Total stock-based compensation expense	$144	$350	$296	$962

Note 4 – Income Taxes

During the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $2.5 million and $6.3 million, respectively, representing an effective tax rate of 40% and 41%, respectively; however, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, and approximately $40.1 million of resulting deductions from stock option exercises during 2007, we do not expect to pay federal and state taxes during 2007. Our deferred tax assets were reduced due to the utilization of net operating losses against taxable income in the current quarter. During the three and nine months ended September 30, 2006, we recorded a provision for income taxes of $82,000 and $154,000, respectively, attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At September 30, 2007, we had future tax deductions resulting from stock option exercises of approximately $40.1 million. The benefit of these deductions, if realized, will be recognized as a credit to additional paid-in capital. Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us.

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

Note 5 – Net Income Per Share

For the three and nine months ended September 30, 2006, basic net income per share is calculated using the weighted-average number of shares of common stock and Class A common stock outstanding during the quarter, excluding shares subject to repurchase or forfeiture. Since our common stock and Class A common stock were both participating securities as defined in SFAS No. 128, Earnings Per Share, diluted net income per share is presented using the two-class method in the three and nine months ended September 30, 2006 and gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock, common stock options, common stock and Class A common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive. As a result of our IPO in October 2006, all outstanding Class A common stock was automatically converted into shares of common stock. For the three and nine months ended September 30, 2007, basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the quarter, excluding shares subject to repurchase or forfeiture, and diluted net income per share gives effect to all dilutive potential common shares outstanding during the period, including common stock options and restricted stock units and common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Basic:
Numerator:
Net income allocated to common stock	$2,705	$3,730	$5,376	$9,235
Net income allocated to Class A common stock	33	—	56	—

	$2,738	$3,730	$5,432	$9,235

Denominator:
Weighted average number of common stock shares	4,974	23,517	4,903	22,643
Weighted average number of Class A common stock shares	61	—	51	—
Net income per share—basic:
Common stock	$0.54	$0.16	$1.10	$0.41
Class A common stock	$0.54	—	$1.10	$—
Diluted:
Numerator:
Net income allocated to common stock	$2,729	$3,730	$5,418	$9,235
Net income allocated to Class A common stock	9	—	14	—

	$2,738	$3,730	$5,432	$9,235

Denominator:
Weighted average number of common stock shares	4,974	23,517	4,903	22,643
Weighted average number of restricted stock and restricted stock units	1	16	2	14
Weighted average number of options outstanding	3,403	2,730	3,297	3,089
Weighted average number of assumed issuable shares of common stock upon conversion of convertible preferred stock	10,956	—	10,956	—

Total common stock shares used in per share calculation	19,334	26,263	19,158	25,746

Weighted average number of Class A common stock shares	61	—	51	—
Net income per share—diluted:
Common stock	$0.14	$0.14	$0.28	$0.36
Class A common stock	$0.14	—	$0.28	—

For each of the three and nine-month periods ended September 30, 2006 and 2007, we had securities outstanding that could potentially dilute earnings per share, but the incremental shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The number of weighted-average outstanding securities excluded from the computation of basic and diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Outstanding options	217	232	116	177

Note 6 – Commitments and Contingencies

Leases—We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in December 2012. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. Total rent expense under all operating leases was approximately $528,000 and $621,000 for the three months ended September 30, 2006 and 2007, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2006 and 2007, respectively.

As of September 30, 2007, we had a capital lease obligation for office equipment, which expires in December 2007.

Future minimum lease payments under non-cancellable operating and capital leases at September 30, 2007 were as follows (in thousands, unaudited):

Year Ending December 31,	Operating Lease Obligations	Capital Lease Obligations
2007 (remaining 3 months)	$572	$9
2008	2,224	—
2009	1,689	—
2010	439	—
2011	40	—
Thereafter	6	—

Total minimum lease payments	$4,970	9

Less amount representing interest		(1)

Present value of net minimum lease payments		8
Current portion		8

		$—

On November 6, 2007, we entered into an amendment to an operating lease to extend our lease on approximately 28,813 square feet of existing office space located in Gold River, California, and to lease an additional 10,084 square feet of office space in the same building. Pursuant to the lease amendment, the lease expires on December 31, 2012. As a result of the lease amendment, our minimum operating lease obligations are expected to increase $3.1 million over the minimum lease payments presented in the table above. See Note 8 – Subsequent Event for additional information.

Service Agreements—In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $115,000, with the final payment due in June 2008. In March 2007, we entered into a two-year service agreement with a third-party to provide additional functionality not currently available on our website. Under the terms of the agreement, we are required to pay certain up-front fees totaling $195,000, plus a $30,000 fee to be paid annually. The up-front fees are being recognized on a straight-line basis through the expiration date of the agreement in March 2009. In May 2007, we entered into an agreement with a separate third-party to assist in the design and development of the business health savings account platform. Under the terms of the agreement, we are required to pay various fees totaling approximately $71,000 with the final payment due 30 days after completion of the third-party’s work. The payment of such fees may be impacted by the progress of the third-party development efforts and other factors.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of September 30, 2007, future cash payment commitments for services provided in connection with these agreements were as follows (in thousands, unaudited):

Year Ending December 31,	Service Obligations
2007 (remaining 3 months)	$109
2008	355
2009	250
Thereafter	—

Total	$714

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

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in our right, to which any of them is, or is threatened to be, made a party by reason of their service as one of our directors or officers or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request, and the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006 or September 30, 2007.

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

Geographic Information—We have generated revenue solely in the United States. As of December 31, 2006 and September 30, 2007 our long-lived assets consisted primarily of property and equipment. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
United States	$3,874	$3,919
China	515	593

Total	$4,389	$4,512

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8 – Subsequent Event

On November 6, 2007, we entered into an amendment to an operating lease to extend our lease on approximately 28,813 square feet of existing office space located in Gold River, California, and to lease an additional 10,084 square feet of office space in the same building. Pursuant to the lease amendment, the lease expires on December 31, 2012. As a result of the lease amendment, our future minimum operating lease payments are expected to increase $3.1 million over the amounts in the tabular presentation of future minimum lease payments under non-cancellable operating leases in Note 6 – Commitments and Contingencies – Leases. The following table shows the increase in our future minimum operating lease obligations as a result of this amendment (in thousands):

Year Ending December 31,	Increase in Operating Lease Obligations as a Result of the Amendment
2007 (remaining 3 months)	$24
2008	292
2009	292
2010	653
2011	924
Thereafter	947

Total	$3,132

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning expectations regarding the impact of an increase in submitted applications resulting from marketing partner referrals; existence of an opportunity to accelerate application growth through additional marketing and advertising spending; fluctuation in the cost of acquiring new members and related factors; increased focus on technology development; enhancement of our ecommerce platform; potential expansion of our pilot program to market insurance in China; increases in technology and content expenses, general and administrative expenses, marketing expenses and customer care and enrollment expenses; fluctuation in other income, net; estimate of our allowance for forfeitures; increases in commission revenue as a result of growth in our membership base and our continued spending on marketing initiatives; timing of the introduction and projected benefits of new product or service offerings such as a platform to market health insurance products in combination with health savings accounts, and factors that could impact the success of any such offering; plans to evaluate new strategies and opportunities in other segments of the health insurance market and the related projected benefits; increases in our investment of time and resources in additional revenue sources and increases in sponsorship, licensing and other revenue; plans to increase spending in the marketing partner and online advertising channels and to increase testing and pilot work in the traditional media area; expectations regarding increases in cost of acquisition and marketing expenses as a percentage of revenue; our future effective income tax rate and factors that could affect such tax rate and our valuation allowance; our expectation that we will not pay federal and state taxes in 2007; sufficiency of current cash and cash generated from operations and factors that impact future capital requirements; investments in, or acquisitions of, complementary businesses, products or technologies; the impact of recent accounting pronouncements; exposure to adverse changes in exchange rates; issues with collection; adequacy of resources and expertise to comply with the Sarbanes-Oxley Act of 2002; the growing number of small businesses and increasing number of self-employed; employers seeking to reduce costs associated with providing health insurance; demand in the individual and family health insurance market; increases in stock-based compensation expense; estimates of volatility and forfeiture rates for purposes of SFAS 123R; factors that will impact the successful promotion of our brand; factors that could influence the rate at which we convert consumers visiting our ecommerce platform into members, including the effectiveness of any integration of our technology with our carrier partners and implementation of instant electronic underwriting and membership with a major carrier partner; factors that could influence the success of our relationship with our marketing partners; plans to expand our Chinese operations; our intellectual property providing us a competitive advantage in the distribution of individual, family and small business health insurance; factors that could influence the success of establishing an insurance business in China; our ability to obtain any necessary approvals in China as a result of our subsidiary being wholly foreign owned or otherwise; the date of completion of implementation of our commission accounting system; factors that will influence the success of our sponsorship advertising and technology licensing businesses; introduction of a new sponsorship advertising platform and the utilization or success of such platform; changes to existing insurance regulations and the impact of those changes; factors that will affect our future success and growth; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2007, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to update or revise any of these forward-looking statements whether as a result of new information, future events or otherwise. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Since our incorporation in November 1997, we have spent a significant amount on technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 160 health insurance carriers, enabling us to offer more than 7,000 health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

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

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 95% and 97% of our total revenue for the three and nine months ended September 30, 2006, respectively, and represented 93% and 94% of our total revenue for the three and nine months ended September 30, 2007, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and, to a lesser extent, licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual, family and small business health insurance markets and corresponding growth in our membership. We estimate that as of September 30, 2007, we had approximately 491,300 members, compared to an estimated 393,900 members at December 31, 2006 and an estimated 363,000 members at September 30, 2006. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation from an insurance carrier.

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

Revenue attributable to individual and family product offerings represented approximately 79% of our total revenue in the three and nine-month periods ended September 30, 2006 and 2007. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Revenue generated from sponsorship advertising, technology licensing and other sources represented 5% and 3% of our total revenue for the three and nine months ended September 30, 2006, respectively, and represented 7% and 6% of our total revenue for the three and nine months ended September 30, 2007, respectively. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their quoting and online content. These parties typically pay us certain guaranteed and performance-based fees.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories. For both the three and nine months ended September 30, 2007, applications submitted through us for individual and family health insurance products from our direct channel constituted approximately 40% of all individual and family health insurance applications submitted on our website, compared to 39% for both the three and nine months ended September 30, 2006.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding joint marketing programs with existing partners and adding new partners to our network. For the three and nine months ended September 30, 2007, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 31% and 30% of all individual and family health insurance applications submitted on our website, respectively, compared to 34% and 37% for the three and nine months ended September 30, 2006, respectively.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. For the three and nine months ended September 30, 2007, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 29% and 30% of all individual and family health insurance applications submitted on our website, respectively, compared to 27% and 24% for the three and nine months ended September 30, 2006, respectively.

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

We compensate marketing partners with whom we do not have revenue-sharing arrangements by paying a one-time fee each time a consumer referral from the marketing partner results in a submitted health insurance application on our ecommerce platform. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications received from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website.

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

We believe the cost of acquiring new members will continue to fluctuate based upon various factors, including the mix of health insurance applications submitted through our three member acquisition channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing including keywords purchased by us, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, fluctuations in the percentage of consumers referred to our website who submit health insurance applications, the percentage of applications actually approved by the carriers, the level of personnel costs required to manage our marketing and advertising programs and our investments in new products and sources of revenue.

We believe an opportunity exists to accelerate application growth through additional marketing and advertising spending. As a result, we plan to increase our spending in the marketing partner and online advertising channels. Also, during the fourth quarter, we plan to increase testing and pilot work in the traditional media area in an effort to raise awareness and demand for eHealth. We expect these activities to increase our overall cost of acquisition and our sales and marketing expenses as a percentage of revenue. In addition, we expect stock-based compensation costs attributed to marketing and advertising expenses to increase as we grant additional equity awards for which we will record the associated share-based payment expense.

Customer Care and Enrollment

Customer care and enrollment expenses consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in absolute dollars in future periods and intend to increase our investment in technology to support the operations of our customer care center. In addition, we expect stock-based compensation costs attributed to customer care and enrollment expenses to increase as we grant additional equity awards for which we will record the associated share-based payment expense.

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is employed by our wholly-owned subsidiary in China, where technology development costs are generally lower. Our technology and content expenses incurred in China totaled $0.3 million for both the three months ended September 30, 2006 and 2007 and totaled $0.7 million and $0.9 million during the nine months ended September 30, 2006 and 2007, respectively. We expect our technology and content expenses to increase in absolute dollars in the future due to our increased focus on technology development, including the enhancement of our ecommerce platform and potential expansion of our pilot program to market and sell insurance online in China. In addition, we expect stock-based compensation costs attributed to technology and content expenses to increase as we grant additional equity awards for which we will record the associated share-based payment expense.

General and Administrative

General and administrative expenses consist primarily of compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

We expect our general and administrative expenses to continue to increase during the remainder of 2007 due to the increased costs associated with operating as a public company and the costs necessary to support the growth in our business. In addition, we expect stock-based compensation costs attributed to general and administrative expenses to increase as we grant additional equity awards for which we will record the associated share-based payment expense.

Summary of Selected Metrics

The following table shows certain selected metrics used by management to evaluate our business (unaudited):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007
Key Metrics:
Operating cash flows (1)	$2,802,000	$7,711,000
IFP submitted applications (2)	78,200	97,900
IFP approved members (3)	68,000	83,600
Total approved members (4)	102,400	125,300
Total revenue (5)	$16,662,000	$22,997,000
Total revenue per estimated member for the period (6)	$46.14	$48.16

	As of September 30, 2006	As of September 30, 2007
IFP estimated membership (7)	297,400	408,100
Total estimated membership (8)	363,000	491,300

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007
Marketing and advertising expenses (9)	$5,798,000	$7,309,000
Marketing and advertising as a percentage of total revenue (10)	35%	32%
Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	39%	40%
Marketing partners (12)	34%	31%
Online advertising (13)	27%	29%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$48.67	$49.07

Notes:

(1)	Net cash provided by operating activities for the period derived from the condensed consolidated statements of cash flows.

(2)	Individual and Family Product (“IFP”) applications submitted on eHealth’s website during the period.

(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(5)	Total revenue recognized during the period (all sources) from the condensed consolidated statements of operations.

(6)	Calculated as total revenue recognized during the period (see note (5)) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).

(7)	Estimated number of members active on IFP insurance policies as of the date indicated.

(8)	Estimated number of members active on all insurance policies as of the date indicated.

(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of operations.

(10)	Calculated as marketing and advertising expenses for the period (see note (9)) divided by total revenue for the period (see note (5)).

(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise.

(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners.

(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities.

(14)	Calculated as marketing and advertising expenses for the period (see note (9)) divided by the number of individuals on IFP applications completed on eHealth’s website during the period.

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

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which was effective for us beginning January 1, 2007, there have been no significant changes in our accounting policies during the nine months ended September 30, 2007, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no material changes in our average forfeiture rates or reporting time lag during the three and nine months ended September 30, 2006 and 2007. The allowance for forfeitures payable to carriers at December 31, 2006 and September 30, 2007 totaled $0.4 million.

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

We defer revenue amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts, and we defer revenue amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. Deferred revenue as of September 30, 2007 consisted of deferred technology licensing implementation fees as well as amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers.

Internal-Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we expense as incurred all website development costs for new features and functionalities until it is probable that they will result in additional functionality, generally when they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. At September 30, 2007 our capitalized internal-use software had a carrying value of $0.2 million and was included in other assets in the accompanying condensed consolidated balance sheet. At December 31, 2006 our capitalized internal-use software was fully depreciated and had a net carrying value of zero.

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

During the three months ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $29,000 and $28,000, respectively, and during both the nine-month periods ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $0.1 million related to stock options and restricted stock awards granted under our stock plans and accounted for in accordance with the provisions of APB 25. At September 30, 2007, total deferred stock-based compensation related these stock options and restricted stock awards accounted for in accordance with APB 25 was approximately $0.1 million.

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

During the three months ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $0.1 million and $0.3 million, respectively, and during the nine months ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $0.2 million and $0.9 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and non-employee members of our board of directors and accounted for in accordance with the provisions of SFAS 123R. At September 30, 2007, total unrecognized stock-based compensation cost related to stock options, restricted stock awards and restricted stock units granted under our stock plans and accounted for in accordance with SFAS 123R was approximately $4.9 million, net of estimated forfeitures of $0.5 million. This cost will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures.

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

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, restricted common stock, restricted stock units and Class A common stock, requires judgment by management on a number of assumptions. Changes in key assumptions will significantly impact the valuation of such instruments. Because there had been no public market for our stock prior to our IPO in October 2006, our board of directors determined the fair value of our common stock based upon internal valuation analyses prepared by management, which considered sales of our common stock to unrelated independent third parties. Beginning in the second quarter of 2005, our board of directors determined the fair value of our common stock using contemporaneous valuations by an unaffiliated valuation specialist, Financial Strategies Consulting Group, LLC. The contemporaneous valuations used the probability-weighted expected return method.

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

At September 30, 2007, we had future tax deductions resulting from stock option exercises of approximately $40.1 million. The benefit of these deductions, if realized, will be recognized as a credit to additional paid-in capital. Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Our effective tax rate during the three and nine months ended September 30, 2007 was 40% and 41%, respectively; however, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, and approximately $40.1 million of resulting deductions from stock option exercises during 2007, we do not expect to pay federal and state taxes during 2007. Future changes in various factors, such as the amount of stock-based compensation we record during the year, potential limitations on the use of our federal and state net operating loss carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits, changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2006 and 2007 (dollars in thousands, unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
Revenue:
Commission	$15,867	95%	$21,313	93%	$42,423	97%	$59,486	94%
Sponsorship, licensing and other	795	5	1,684	7	1,471	3	4,072	6

Total revenue	16,662	100	22,997	100	43,894	100	63,558	100
Operating costs and expenses:
Cost of revenue-sharing	411	3	427	2	894	2	1,245	2
Marketing and advertising	5,798	35	7,309	32	15,804	36	21,021	33
Customer care and enrollment	2,740	16	3,002	13	8,044	18	8,859	14
Technology and content	2,668	16	3,108	13	7,321	17	9,025	14
General and administrative	2,370	14	4,308	19	6,602	15	11,698	19

Total operating costs and expenses	13,987	84	18,154	79	38,665	88	51,848	82

Income from operations	2,675	16	4,843	21	5,229	12	11,710	18
Other income, net	145	1	1,403	6	357	1	3,849	6

Income before income taxes	2,820	17	6,246	27	5,586	13	15,559	24
Provision for income taxes	82	1	2,516	11	154	1	6,324	10

Net income	$2,738	16%	$3,730	16%	$5,432	12%	$9,235	14%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Marketing and advertising	$21	$45	$32	$113
Customer care and enrollment	13	30	27	86
Technology and content	60	143	148	416
General and administrative	50	132	89	347

Total	$144	$350	$296	$962

Three and Nine Months Ended September 30, 2006 and 2007

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Commission	$15,867	$21,313	$5,446	34%	$42,423	$59,486	$17,063	40%
Percentage of total revenue	95%	93%			97%	94%
Sponsorship, licensing and other	$795	$1,684	$889	112%	$1,471	$4,072	$2,601	177%
Percentage of total revenue	5%	7%			3%	6%
Total revenue	$16,662	$22,997	$6,335	38%	$43,894	$63,558	$19,664	45%

Total revenue increased $6.3 million, or 38%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $19.7 million, or 45%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to an increase in commission revenue as a result of an increase in our membership. Our estimated membership increased approximately 35% to 491,300 members at September 30, 2007 from 363,000 members at September 30, 2006. Sponsorship, licensing and other revenue increased $0.9 million, or 112%, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, and increased $2.6 million, or 177%, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to the sale of additional carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

As a result of applications submitted through our website, insurance carriers reported to us they had approved for coverage approximately 102,400 and 125,300 members during the three months ended September 30, 2006 and 2007, respectively, an increase of 22%, and approved for coverage approximately 269,000 and 359,500 members, during the nine months ended September 30, 2006 and 2007, respectively, an increase of 34%. The year-over-year growth rate for approved members declined from 32% in the three months ended June 30, 2007 to 22% in the three months ended September 30, 2007. This decline is due to various factors, including a decline in the rate at which submitted applications are approved by our carrier partners and an increase in the prior year base which is used to compute the amount of growth in making the comparison.

All revenue for all periods presented was generated from customers located in the United States. Revenue under separate agreements with individual unaffiliated carriers in excess of 10% of total revenue was as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Golden Rule	15%	16%	15%	16%
Aetna	7%	12%	7%	11%
Blue Cross of California and Unicare	10%	8%	12%	9%

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

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Cost of revenue-sharing	$411	$427	$16	4%	$894	$1,245	$351	39%
Percentage of total revenue	3%	2%			2%	2%

Cost of revenue-sharing increased $16,000, or 4%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $0.4 million, or 39%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing is expense related to commission revenue we recognized during the quarter associated with a partner who has transferred certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. This revenue-sharing expense related to transferred small business members totaled $0.1 million in each of the three-month periods ended September 30, 2006 and 2007, and totaled $0.2 million in each of the nine-month periods ended September 30, 2006 and 2007. As a percentage of total revenue, cost of revenue-sharing decreased to 2% in the three months ended September 30, 2007 from 3% in the three months ended September 30, 2006 and remained constant at 2% for each of the nine-month periods ended September 30, 2006 and 2007.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Marketing and advertising	$5,798	$7,309	$1,511	26%	$15,804	$21,021	$5,217	33%
Percentage of total revenue	35%	32%			36%	33%

Marketing and advertising expenses increased by $1.5 million, or 26%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This was primarily due to a $1.2 million increase in online advertising expenses associated with paid keyword search costs on Internet search engines associated with an increase in the volume of click-throughs from the online advertising channel. Additionally, marketing partner expenses and print advertising increased $0.3 million and $0.1 million, respectively. As a percentage of total revenue, total marketing and advertising expenses decreased to 32% in the three months ended September 30, 2007 from 35% in the three months ended September 30, 2006. We expect our marketing expenses to increase in absolute dollars, including expenses in our direct member acquisition channel, as we continue to invest in enhancing our brand and other marketing programs. In addition, we expect stock-based compensation costs attributed to marketing and advertising expenses to increase as we grant additional equity awards for which we will record the associated share-based payment expense.

Marketing and advertising expenses increased by $5.2 million, or 33%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was primarily due to a $4.0 million increase in online advertising expenses associated with paid keyword search costs on Internet search engines associated with an increase in the volume of click-throughs from the online advertising channel. Additionally, marketing partner expenses increased $0.4 million, public relations expenses increased $0.3 million and print advertising increased $0.2 million. As a percentage of total revenue, total marketing and advertising expenses decreased to 33% in the nine months ended September 30, 2007 from 36% in the nine months ended September 30, 2006.

Our acquisition cost per member, which we define as total marketing and advertising expenses for a period divided by the number of estimated members included on applications for individual and family product offerings submitted during the period, increased 1% to $49.07 in the three months ended September 30, 2007 from $48.67 in the three months ended September 30, 2006, primarily due to an increase in the cost of online advertising per submitted member and, to a lesser extent, an increase in marketing partner and print advertising expenses. This measure of cost of acquisition includes not only online advertising, marketing partner and direct channel advertising expenditures for all product lines, but also compensation and all other departmental expenses of the marketing, business development, public relations and carrier relations departments. It also includes stock-based compensation expense recognized for these departments. The denominator for the calculation of this metric includes only members included on applications for major medical individual and family health insurance plans and does not include members on applications for small business, short-term major medical, stand-alone dental, life and student health insurance products.

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

Additionally, we may explore new marketing initiatives as part of our efforts to drive more consumers to our website. We believe an opportunity exists to accelerate application growth through additional marketing and advertising spending. As a result, we plan to increase our spending in the marketing partner and online advertising channels. Also, during the fourth quarter, we plan to increase testing and pilot work in the traditional media area in an effort to raise awareness and demand for eHealth. We expect these activities to increase our acquisition cost per member and our sales and marketing expenses as a percentage of revenue if they do not result in a sufficient number of additional members to justify the expenditure. For instance, we have invested in the development of a platform to allow us to market individual and family health insurance products in combination with health savings accounts (HSAs) into businesses of all sizes. The HSA platform is presently in beta mode in a small number of states to allow us to test and refine it. Our investment in this platform may increase our marketing and advertising as well as our technology and content and other expenses.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Customer care and enrollment	$2,740	$3,002	$262	10%	$8,044	$8,859	$815	10%
Percentage of total revenue	16%	13%			18%	14%

Customer care and enrollment expenses increased $0.3 million, or 10%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $0.8 million, or 10%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to higher compensation and related expenses associated with the increased number of personnel necessary to service the increased volume of health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 13% and 14% in the three and nine months ended September 30, 2007, respectively, from 16% and 18% in the three and nine months ended September 30, 2006, respectively, as a result of economies of scale achieved by our customer care and enrollment operations.

We expect customer care and enrollment expenses to increase in absolute dollars as we hire additional personnel to service the growth in health insurance applications submitted through our website and as we increase our investment in technology to support the operations of our customer care center. In addition, we expect stock-based compensation costs attributed to customer care and enrollment expenses to increase as we grant additional equity awards for which we will record the associated share-based payment expense.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Technology and content	$2,668	$3,108	$440	16%	$7,321	$9,025	$1,704	23%
Percentage of total revenue	16%	13%			17%	14%

Technology and content expenses increased by $0.4 million, or 16%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to a $0.2 million increase in compensation and related expenses associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Additionally, technology and content stock-based compensation expense increased $0.1 million as a result of additional equity awards granted to employees and repairs and maintenance expense increased $0.1 million related to agreements we recently entered into for the maintenance of computer equipment and software used in our new data center. As a percentage of total revenue, technology and content costs decreased to 13% in the three months ended September 30, 2007 from 16% in the three months ended September 30, 2006, as a result of economies of scale achieved by our technology and content operations.

Technology and content expenses increased by $1.7 million, or 23%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to a $1.0 million increase in compensation and related expenses associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Additionally, technology and content stock-based compensation expense increased $0.3 million as a result of additional equity awards granted to employees, repairs and maintenance expense increased $0.2 million related to the agreements we recently entered into for the maintenance of computer equipment and software used in our new data center and rent expense increased $0.1 million due to our new leased data center. As a percentage of total revenue, technology and content costs decreased to 14% in the nine months ended September 30, 2007 from 17% in the nine months ended September 30, 2006, as a result of economies of scale achieved by our technology and content operations.

We expect our technology and content expenses to increase in absolute dollars due to our increased focus on technology development, including the enhancement of our ecommerce platform, the potential expansion of our pilot program in China and an increase in stock-based compensation costs related to grants of additional equity awards to employees. For instance, we are investing in the development of a platform to allow us to market individual and family health insurance products in combination with health savings accounts into businesses of all sizes. Our investment in this platform will increase our technology and content as well as our marketing and advertising and other expenses.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
General and administrative	$2,370	$4,308	1,938	82%	$6,602	$11,698	$5,096	77%
Percentage of total revenue	14%	19%			15%	19%

General and administrative expenses increased by $1.9 million, or 82%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to an increase in compensation and related expenses of $0.7 million associated with increased personnel in our finance and legal departments to assist in our operation as a public company. Additional costs associated with operating as a public company include an increase in accounting, audit and other professional service fees of $0.6 million, an increase in board of director fees of $0.1 million related to retainer agreements that were recently established for our outside board members, an increase in directors and officers insurance costs of $0.1 million and an increase in legal fees of $0.1 million. In addition, general and administrative stock-based compensation expense increased $0.1 million as a result of additional equity awards granted to employees and depreciation costs increased $0.1 million. As a percentage of total revenue, general and administrative expenses increased to 19% in the three months ended September 30, 2007 from 14% in the three months ended September 30, 2006.

General and administrative expenses increased by $5.1 million, or 77%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to an increase in compensation and related expenses of $1.7 million associated with increased personnel in our finance and legal departments to assist in our operation as a public company. Additional costs associated with operating as a public company include an increase in accounting, audit and other professional service fees of $1.6 million, an increase in directors and officers insurance costs of $0.4 million and an increase in legal fees of $0.4 million. In addition, general and administrative stock-based compensation expense increased $0.3 million as a result of additional equity awards granted to employees, board of director fees increased $0.2 million and depreciation expense increased $0.1 million. As a percentage of total revenue, general and administrative expenses increased to 18% in the nine months ended September 30, 2007 from 15% in the nine months ended September 30, 2006.

We expect our general and administrative expenses to continue to increase in absolute dollars due to the increased costs associated with operating as a public company, the costs necessary to support the growth in our business and an increase in stock-based compensation costs related to grants of additional equity awards to employees.

Other Income, Net

The following table presents our other income, net, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Other income, net	$145	$1,403	$1,258	868%	$357	$3,849	$3,492	978%
Percentage of total revenue	1%	6%			1%	6%

Other income, net, primarily consists of interest income earned on cash, cash equivalents and marketable securities, offset by administrative bank fees and interest expense on our capital lease obligations. Other income, net, increased $1.3 million, or 868%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $3.5 million, or 978%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to an increase in interest income as a result of an increase in our cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased primarily as a result of the proceeds we received from our IPO in October 2006, cash generated from operations and, to a lesser extent, cash received from the issuance of common stock pursuant to stock option exercises. Additionally, the average yield earned on our invested cash and cash equivalents balances and marketable securities was higher during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

We expect other income, net, to fluctuate in absolute dollars in the future as a result of fluctuations in yields earned on our portfolio of invested cash and cash equivalents and marketable securities and as a result of fluctuations in our invested cash and cash equivalents and marketable securities balances. Additionally, other income, net, may decrease if we decide to use a portion of our invested cash and cash equivalents for strategic purposes such as acquisitions of complementary businesses, products or technologies.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
Provision for income taxes	$82	$2,516	2,434	2,968%	$154	$6,324	$6,170	4,006%
Percentage of total revenue	1%	11%			1%	10%

During the three and nine months ended September 30, 2007, we recorded provisions for income taxes of $2.5 million and $6.3 million, respectively, representing an effective tax rate of 40% and 41%, respectively. However, due to $64.4 million and $33.3 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2006, and approximately $40.1 million of resulting deductions from stock option exercises during 2007, we do not expect to pay federal and state taxes during 2007. We recorded provisions for income taxes of $0.1 million and $0.2 million for the three and nine months ended September 30, 2006 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned during the period under current tax regulations.

Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating loss carryforwards and state and foreign taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the nine months ended September 30, 2006 and 2007 (in thousands, unaudited):

	Nine Months Ended September 30,
	2006	2007
Net cash provided by operating activities	$6,493	$18,282
Net cash used in investing activities	$(1,741)	$(34,815)
Net cash (used in) provided by financing activities	$(1,542)	$4,879

Prior to our IPO in October 2006, we financed our operations primarily through private sales of equity and internally generated funds. As a result of our IPO, we raised approximately $70.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. At September 30, 2007, our cash and cash equivalents totaled $78.7 million and our short-term marketable securities totaled $34.0 million. Our cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of three months or less from the date of purchase and our short-term marketable securities are comprised of readily marketable available-for-sale securities with an original maturity of more than three months and are available for use in current operations.

Operating Activities

Net cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $18.3 million during the nine months ended September 30, 2007, due to $9.2 million of net income, $6.1 million of deferred income tax, $1.3 million of non-cash depreciation and amortization expenses, $1.0 million of non-cash stock-based compensation expense, a $0.8 million increase in accrued marketing expenses, a $0.8 million increase in other current liabilities and a $0.2 million increase in deferred revenue. These items were partially offset by a $0.5 million increase in other assets, a $0.3 million increase in accounts receivable, a $0.3 million decrease in accounts payable and a $0.1 million decrease in accrued compensation and benefits.

Our operating activities generated cash of $6.5 million during the nine months ended September 30, 2006, due to $5.4 million of net income, $1.1 million of non-cash depreciation and amortization expenses, $0.3 million of non-cash stock-based compensation expense, a $0.7 million increase in accrued marketing expenses, a $0.3 million increase in other current liabilities and a $0.2 million increase in accounts payable. These items were partially offset by a $0.7 million increase in accounts receivable, a $0.5 million decrease in deferred revenue, a $0.2 million increase in prepaid expenses and other current assets and a $0.2 million decrease in accrued compensation and benefits.

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

Investing Activities

Our investing activities primarily consist of capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth and purchases and maturities of marketable securities. Marketable securities generally consist of investment-grade readily marketable available-for-sale securities that we intend to hold for more than three months and that are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

Net cash used in investing activities of $34.8 million during the nine months ended September 30, 2007 was due to $36.5 million used for the purchase of marketable securities and $1.1 million used for the purchase of capital equipment, partially offset by $2.2 million of proceeds from the sale of marketable securities and $0.6 million of proceeds received from maturities of marketable securities. Net cash used in investing activities of $1.7 million during the nine months ended September 30, 2006 was due to $1.7 million used for the purchase of capital equipment.

Financing Activities

Net cash provided by financing activities of $4.9 million during the nine months ended September 30, 2007 was due to $5.3 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.3 million of costs paid during the nine months ended September 30, 2007 which had been incurred in connection with our IPO and $0.2 million used in principal payments on capital leases. Net cash used in financing activities of $1.5 million during the nine months ended September 30, 2006 was due to $1.9 million of costs incurred in connection with our IPO, partially offset by $0.4 million of net proceeds received from the issuance of common stock pursuant to stock option exercises.

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

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 30, 2007 (in thousands, unaudited):

Year Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service Obligations	Total Obligations
2007 (remaining 3 months)	$572	$9	$109	$690
2008	2,224	—	355	2,579
2009	1,689	—	250	1,939
2010	439	—	—	439
2011	40	—	—	40
Thereafter	6	—	—	6

Total	$4,970	$9	$714	$5,693

Operating Lease Obligations

We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in December 2012. In addition, we lease equipment under operating leases that range in terms from three to five years, the latest of which expires in August 2009. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases. Total rent expense under all operating leases was approximately $0.5 million for each of the three months ended September 30, 2006 and 2007, and $1.4 million and $1.6 million for the nine months ended September 30, 2006 and 2007, respectively.

On November 6, 2007, we entered into an amendment to an operating lease to extend our lease on approximately 28,813 square feet of existing office space located in Gold River, California, and to lease an additional 10,084 square feet of office space in the same building. Pursuant to the lease amendment, the lease expires on December 31, 2012. As a result of the lease amendment, our minimum operating lease obligations are expected to increase $3.1 million over the minimum lease payments presented in the contractual obligations and commitments table above. See Item I, Note 8 – Subsequent Event of Notes to Condensed Consolidated Financial Statements for additional information.

Capital Lease Obligations

As of September 30, 2007, we had a capital lease obligation for office equipment, which expires in December 2007, and a second capital lease obligation for computer equipment related to our data center, which expired in July 2007.

Service Obligations

In November 2005, we entered into an agreement with a third-party service provider to provide certain information services for our website. We record the related service expenses on a straight-line basis although actual cash payment obligations under this agreement escalate over the term of the agreement. In June 2006, we entered into a three-year software licensing agreement that requires us to make annual licensing payments of $0.1 million, with the final payment due in June 2008. In March 2007, we entered into a two-year service agreement with a third-party to provide additional functionality not currently available on our website in connection with the development of a platform to facilitate employer contributions to employee health savings accounts, employee purchase of individual and family health insurance and employee management of health savings accounts. Under the terms of the agreement, we are required to pay certain up-front fees totaling $0.2 million, plus a $30,000 fee to be paid annually. The up-front fees are being recognized on a straight-line basis through the expiration date of the agreement in March 2009. In May 2007, we entered into an agreement with a separate third-party to assist in the design and development of the business health savings account platform. Under the terms of the agreement, we are required to pay various fees totaling approximately $0.1 million with the final payment due 30 days after completion of the third-party’s work. The payment of such fees may be impacted by the progress of the third-party development efforts and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

See Item I, Note 1- Summary of Business and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, marketable securities, foreign currency exchange rate risk and credit risk.

Interest Rate Risk

As of September 30, 2007, we had cash and cash equivalents of $78.7 million, which consisted primarily of cash on deposit with banks, highly liquid money market instruments, commercial paper and certificates of deposit with original maturities of three months or less. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. As of September 30, 2007, we had short-term marketable securities of $34.0 million, which consisted primarily of investment-grade readily marketable available-for-sale corporate and government bonds, commercial paper and certificates of deposit. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income earned on our marketable securities is sensitive to changes in the general level of interest rates and we expect our future investment income will fluctuate as a result of future changes in interest rates.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of investment-grade available-for-sale securities, including commercial paper, money market funds, debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. If overall interest rates had fallen by 10% in the three months ended September 30, 2007, our interest income would have declined approximately $145,000, assuming consistent investment levels.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such investments generally are in excess of federally insured limits. We do not require collateral or other security for our accounts receivable. As of September 30, 2007, three customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 38%, or $0.4 million of our total accounts receivable. We do not anticipate collection issues with any of these customers.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the year ending December 31, 2007. We believe we have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assessment, or an attestation by our independent auditors, that our internal controls over financial reporting were adequate.

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

Our rate of growth may decline.

We have a history of net losses and have only recently achieved net profitability on an annual basis. As of September 30, 2007, our accumulated deficit was $54.4 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will continue to incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. To the extent that the rate of growth of our net new members slows, our revenue growth is also likely to slow. In addition, the commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. As a result, to the extent that the rate of growth of new members slows or our commission rates decrease for other reasons, our revenue could decline.

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

If the purchase of health insurance over the Internet does not achieve and maintain widespread consumer and health insurance carrier acceptance, or if consumers or carriers opt for more traditional or alternative channels for the purchase and sale of health insurance, our business will be harmed.

Our success will depend in large part upon widespread consumer and health insurance carrier acceptance of the Internet as a marketplace for the purchase and sale of health insurance. Consumers and health insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

•	consumers’ willingness to conduct their own health insurance research;

•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional means of purchasing health insurance;

•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of consumers; and

•	health insurance carriers’ willingness to use us and the Internet as a distribution channel for health insurance products.

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

Numerous health insurance products are available to consumers in any given market. Most of these products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity has contributed to a perception held by many consumers that individual health insurance is prohibitively expensive and difficult to obtain. We attempt to make the health insurance research and application process on our website understandable and user-friendly. We also attempt to use our website and other means to educate consumers about the accessibility and affordability of health insurance. If consumers are not informed about the availability and accessibility of affordable health insurance or our application process is difficult to navigate, our business may not grow and our operating results and financial condition would be harmed.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Carriers owned by WellPoint and United Healthcare represented 22% and 20% of our total revenue in 2006, respectively, and 18% and 19% of our total revenue in the first nine months of 2007, respectively. We received 11% of our total revenue from Aetna in the first nine months of 2007. Revenue we derived from our agreement with Golden Rule Insurance Company, which is owned by United Healthcare, represented 16% of our total revenue in 2006 and in the first nine months of 2007. Revenue we derived from our agreements with Blue Cross of California and Unicare, which are owned by WellPoint, represented 12% of our total revenue in 2006 and 9% of our total revenue in the first nine months of 2007. Our agreements with Golden Rule Insurance Company, Blue Cross of California and Unicare are terminable on 90 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement, and our agreement with Aetna is terminable on 30 days written notice by either party for any reason and may be terminated on shorter notice under certain circumstances, such as in the case of a breach of the agreement. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. For example, a large carrier partner of ours recently tightened its underwriting criteria and adopted more rigorous underwriting practices. In the past, changes such as these have resulted in a decrease in the number of insurance policies we would have otherwise sold. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

If we are not successful in cost-effectively converting visitors to our website into members, our business and operating results would be harmed.

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

•	the health insurance carrier underwriting practices and guidelines applicable to applications submitted by consumers and the amount of time a carrier takes to make a decision on that application; and

•	competitive offerings.

In the event the rate at which we convert consumers visiting our ecommerce platform into members does not continue at historical levels or declines, our membership growth rate will decline, which could harm our business, operating results and financial condition. For example, our year-over-year growth rate for approved members declined from 32% in the three months ended June 30, 2007 to 22% in the three months ended September 30, 2007. This decline was due to various factors, including a decline in the rate at which submitted applications were approved by our carrier partners and an increase in the prior year base used to compute the amount of growth in making the comparison. In addition, a decline in the percentage of consumers visiting our ecommerce platform who submit health insurance applications could cause an increase in our cost of acquiring members as a result of increased costs on a per member basis. During the fourth quarter, we plan to increase our advertising spending in the performance partner and online advertising channels to accelerate application growth. We also plan to begin some testing and pilot work in the traditional media area to raise awareness and demand for eHealth. We expect these activities to increase our overall cost of acquisition and our sales and marketing expenses as a percentage of revenue. There can be no assurance that any of the planned advertising and marketing activities will be successful in increasing the number of consumers who visit our ecommerce platform, the number of submitted health insurance applications or the number of new members. If the advertising and marketing activities are not successful or do not result in sufficient membership growth to offset the expenses of such activities, our operating margins could be adversely impacted and our business and operating results harmed.

We previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. The more our technology is integrated with our carrier partners, the more our application processing times, sales yields and processing costs improve. A carrier partner of ours has made the decision to move forward with instant electronic underwriting and response to consumer health insurance applications, which requires more extensive integration. While we are targeting implementation of this capability with this carrier for 2008, there can be no assurance that it will be implemented in that timeframe or otherwise. In addition, there can be no assurance that we will enter into any additional relationships relating to instant underwriting or that we will continue to integrate our technology systems with those of health insurance carriers. It is too early to determine the effectiveness of any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources and commitment to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In the event that we are not successful in integrating with our carrier partners to provide expedited underwriting, or if such integration is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

If we experience a system failure, loss of data or disruption for any reason, the performance of our website would be harmed and our service could shut down. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes in the San Francisco Bay Area and elsewhere in Northern California. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations.

In addition, while we regularly back-up our system and store the system back-ups in a secure third-party offsite location with restricted access near the San Francisco Bay area, we do not have full second-site redundancy. If we were forced to rely on our system back-ups, we would experience significant delays in restoring the functionality of our website and could experience loss of data, which would harm our business and our operating results.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. Our website may also become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we decide to make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our website likely would decline and we may not be able to replace this traffic, which in turn would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also harm our operating results.

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

In addition to traditional agents, a number of agents operate websites that provide some form of online shopping experience for consumers interested in purchasing health insurance. Although some of these online agents only sell health insurance in a limited number of states and/or represent only a limited number of health insurance carriers, these agents could expand their service area and product offerings. Moreover, while national insurance brokers, such as Aon Insurance Services, Arthur J. Gallagher & Co., Marsh, Inc. and Willis Group Limited, have traditionally not focused on the individual, family and small business markets, they could enter these markets and compete with us in the future, particularly if these markets continue to grow. We also believe that we are likely to face increasing competition as the online financial services industry develops and evolves.

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

In addition, our subsidiary in China recently launched a pilot program to market insurance online in the city of Xiamen in the Fujian province of China. We may attempt to expand the pilot program to additional geographic regions. We will need additional government licenses and approvals to expand beyond the Fujian province and have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online in China are unclear, and our operations may be in violation of them. The consequences of such violations are unclear, but they could harm our business as a whole. For various reasons, we may not expand the pilot program to other geographic areas, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful.

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

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. Our sponsorship advertising initiative is relatively new and unproven and, if we do not continue to successfully increase our revenue from the sale of sponsorship advertising, our rate of growth may decline. The success of our sponsorship advertising program is dependent upon a number of factors, including consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. We plan to launch a new sponsorship advertising platform that would automate much of the current sponsorship process for carrier participants. However, there is no assurance that carriers will participate or utilize this platform, or that it will be otherwise successful. If it is not successful, our revenue relating to sponsorship advertising may decline. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

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

We are in the process of developing a business health savings account (HSA) platform to facilitate employer contributions to employee HSAs, employee purchase of individual and family health insurance and employee management of HSAs. We have entered into a relationship with a third party that helped to develop and assists in administering the HSA component of the platform, including its HSA bank account component. The HSA platform is currently in a beta mode to allow us to test and refine the HSA offerings for businesses. A number of factors could impact the timing of a broader launch of the platform, including legal and regulatory hurdles, our ability and the ability of third parties to timely complete development of the platform and our dependence on the third party administrator of the HSA component of the platform.

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

We are dependent upon third parties to operate the platform, and the platform’s success depends in part on our ability to maintain effective relationships with those partners. In addition, the insurance and other laws and regulations applicable to the platform are complicated and in some cases unclear. For example, it is possible that certain states could take the position that the platform or marketing individual insurance into businesses violates certain laws and regulations, including those relating to the sale of insurance to small businesses. In light of legal and regulatory risks, we may determine not to launch the platform in certain states. Regardless, we could be subject to adverse legal and regulatory action in any state from departments of insurance and otherwise and may need to cease offering the platform in those states. If the business HSA platform is not successful, or does not launch within the projected time frames, our business and operating results could be harmed and our rate of growth may decline.

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

Companies in the Internet and technology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and may in the future receive, notices that claim we have misappropriated or misused other parties’ intellectual property rights, and, to the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. Any intellectual property claim against us, with or without merit, could be time consuming, expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for third-party intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our services and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we distribute will likely harm our business and operating results.

Our members rely upon information we provide on our website, through our customer care center or otherwise regarding the health insurance plans offered on our website, including information relating to insurance premiums, coverage, benefits, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and effectuate reform at the state and federal level relating to the accessibility and affordability of health insurance. If the information we provide on our website, through our customer care center or otherwise is not accurate or is construed as misleading, members, health insurance carriers and others could attempt to hold us liable for damages, and state regulators could attempt to subject us to penalties, revoke our license to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

Our success is dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time, and the loss of the services of any of our executive officers or key employees could harm our business. For example, we are required to appoint a writing agent with each insurance carrier with which we have a relationship in every state. In the past a single employee has acted as writing agent with respect to many carriers with which we have a relationship, and we are currently in the process of transferring the duties of writing agent to other employees so that we have more than one employee appointed as writing agent with each carrier. If we lose the service of our appointed writing agent(s), the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carrier partners whose policies are purchased by our members, this transition may be difficult and requires a significant period of time to complete. If the transition is not successful, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued and, as a result, our business and operating results could be harmed. Our success is also dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel at all levels is increasingly more intense and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed.

Our senior management and key employees were substantially vested in their stock options as of September 30, 2007. All of our senior management and key employees have sold shares of our common stock in the open market, and some have sold a significant portion of their vested holdings. While we have in the past, and may in the future, grant these employees additional equity incentives, these employees may be more likely to leave us after their existing stock options fully vest and they have liquidated some or a substantial percentage of their holdings. Our senior management and key employees work for us on an at-will basis and our business could be harmed if we lose their services.

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

We have completed implementation of our new commission accounting system for the majority of our health insurance products. We anticipate completion of the last phase, related to our small business products, by early 2008. In addition, we are in the initial stages of implementing an enterprise data management system. Each of these systems is or will be important to our accounting, financial and operating functions, and the implementation of these systems raises costs and risks associated with the conversion to new systems, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources and could harm our operating results and ability to manage our business effectively.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the three months ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $115,000 and $322,000, respectively, and during the nine months ended September 30, 2006 and 2007, we recorded stock-based compensation expense totaling $174,000 and $865,000, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at September 30, 2007 was approximately $4.9 million, net of estimated forfeitures of $474,000. This amount will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures. Because the amount, terms and fair values of awards to be issued in the future are unknown, we are unable to predict the future impact on our consolidated financial statements of stock-based compensation expense related to future awards. However, we expect that the impact will be material over time as the number of awards issued and outstanding increases.

We have incurred and will continue to incur increased costs as a result of being a public company.

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

We currently do not sell health insurance or license our technology platform outside the United States other than in China. Our subsidiary in China recently launched a pilot program to market and sell insurance online in the city of Xiamen in the Fujian province of China. We are exploring the possibility of expanding our business in China. We face significant challenges in connection with expanding our business into any foreign country, since we have no prior experience marketing or selling insurance in any foreign jurisdiction. Additionally, demand for private health insurance is not significant in many foreign countries as a result of government-sponsored healthcare systems. In addition to facing many of the same challenges we face domestically, we also would have to overcome other obstacles such as:

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

Other proposals seek to provide health insurance coverage to all individuals, but do so by maintaining many key aspects of the private sector health insurance system rather than proposing a single-payer system. One example is California, which has in the past proposed a plan that includes guaranteed issue laws, a mandate that requires all individuals to obtain health insurance, incentives for many employers to offer health insurance to workers, and a requirement that health insurance carriers spend 85% of premium revenue on patient care. We do not know what impact the California plan and any related or similar proposals may have on our business, but they could, if implemented, harm our business, operating results and financial condition.

Risks Related to the Internet and Electronic Commerce

Our business is subject to online commerce security risks and, if we are unable to safeguard the security and privacy of confidential data, our business will be harmed.

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. We currently rely on encryption technology licensed from third parties to facilitate secure transmittal of confidential information. We incorporate a multi-level firewall infrastructure to help prevent unauthorized access to our systems and data and have implemented intrusion detection systems. While we have not to date experienced any security breaches of which we are aware that has resulted in the theft of information, we cannot guarantee that we will be free of security breaches in the future. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action, which would harm our business, operating results and financial condition.

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

We use email to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email for marketing purposes continue to evolve and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email, Internet service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” If an Internet service provider or software program identifies email from us as “spam,” we can be placed on a restricted list that will block our email to members or potential members who maintain email accounts with these Internet service providers or who use these software programs. If we are unable to communicate by email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.

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

We completed our initial public offering in October 2006, and the 180-day contractual lockup applicable to our equity holders at the time of our initial public offering expired in April of this year. As a result, additional shares of our common stock have become eligible for sale in the public market, including shares held by directors, executive officers and other affiliates. In addition, outstanding options to purchase shares of our common stock and restricted stock units covering shares of common stock under our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan, as well as additional shares reserved for issuance under our 2006 Equity Incentive Plan have become, and will continue to become, eligible for sale in the public market, subject to certain legal and contractual limitations. Many of these shares have been sold in the public market since the expiration of the lockup period. If a significant portion of these additional shares continue to be sold, or if it is perceived that they will continue to be sold, in the public market, the trading price of our common stock could decline substantially.

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

Incorporation by reference herein
Exhibit Number	Description of Exhibit	Form	Date

3.2.1	Amendment to Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K, (File No. 001-33071)	September 17, 2007

10.9.1*	† Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.

10.12.1*	† Letter Amendment, dated September 2007, amending Offer Letter dated April 6, 2000 and Offer Letter Supplement dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.

31.1	† Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	† Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡ Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡ Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2007.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by reference herein
Exhibit Number	Description of Exhibit	Form	Date

3.2.1	Amendment to Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K, (File No. 001-33071)	September 17, 2007

10.9.1*	† Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.

10.12.1*	† Letter Amendment, dated September 2007, amending Offer Letter dated April 6, 2000 and Offer Letter Supplement dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.

31.1	† Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	† Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡ Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡ Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.