Form 10-K
period 2007-12-31
eHealth, Inc.
filed 2008-03-17
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    YES  ☐     NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2007, the aggregate market value of its shares (based on a closing price of $19.09 per share) held by non-affiliates was $196,324,519. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2008, 24,806,140 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 10, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

i

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements relating to growth of our direct website traffic by strengthening our brand awareness through marketing and public relations efforts; development of our online experience and platform; addition of new health insurance carriers to our ecommerce platform and expansion of our existing carrier relationships; deepening our technology integration with carrier partners; expansion and development of marketing relationships; investment in member acquisition sources; growth of our technology licensing business and its effects; expansion of our Chinese operations; expansion of the use of our insurance platform in China to other areas; the adequacy of our existing facilities; expenditures related to the development of our business; our expectation that total revenue will grow; increased spending in our performance partner and online advertising channels and plans to continue spending in the traditional media area; increases in our cost of acquiring members; growth of the individual and family health insurance market; timing of a broader launch of the business health savings account platform and factors that will impact its success; the date of implementation of our commission accounting system; our expectation that the rate of online adoption will be a primary driver of revenue; exploration of new marketing initiatives that increase per member acquisition costs; our expectation that our technology and content expense will increase in absolute dollars, marketing and advertising expense will increase in absolute dollars and as a percentage of total revenue and our customer care and enrollment, and general and administrative expenses will decrease as a percentage of total revenue but increase in absolute dollars; estimated commission forfeiture rates; realization of earnings to utilize deferred tax assets; expectations regarding our future effective tax rate and the rate at which we will pay taxes for 2008; the sufficiency of our cash, cash equivalents and short term marketable securities; future capital requirements; our intention to invest in a variety of instruments; critical accounting policies and estimates and related impact on our financial statements, as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

General

We are the leading online source of health insurance for individuals, families and small businesses. We are licensed to market and sell health insurance in all 50 states and the District of Columbia. Since our incorporation in November 1997, we have invested significant time and resources in building a scalable, proprietary ecommerce platform, and have developed partnerships with over 175 leading health insurance carriers in the United States, enabling us to offer thousands of health insurance products online. Our ecommerce platform can be accessed directly through our website addresses (www.ehealth.com and www.ehealthinsurance.com) in the United States as well as through our network of marketing partners.

We were incorporated in Delaware in November 1997. Our headquarters are located at 440 East Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 584-2700. Additional information can be found at eHealth’s website addresses. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. The information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

We organize and present voluminous and complex health insurance information online in a user-friendly format and enable consumers to choose from a wide variety of health insurance products. Our platform enables individuals and families to research, analyze, compare and purchase health insurance products that best meet their needs. Our technology also enables us to communicate electronically with our insurance carrier partners and process consumers’ health insurance applications online. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

Our financial model is characterized by recurring revenue, health insurance pricing that is set by each carrier and approved by state regulators, and members who maintain their health insurance products for an average of more than two years (estimated on a revenue weighted-average basis for all products purchased through us, including short-term products, which are held for less than four months on average). We estimate that as of December 31, 2007, we had approximately 518,400 members. We define a member as an individual currently covered by an insurance product for which we are entitled to receive compensation. We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. The commissions are typically based on a percentage of the premium our members have paid to the carrier. We also in some instances receive commission override payments for achieving certain sales volume thresholds. We typically receive commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to negotiation or discounting of prices by health insurance carriers or our competitors.

In addition to the revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website much like paid search on Google or Yahoo!. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and to electronically process their traditional agent generated business. In both our sponsorship and our technology licensing businesses, we are typically paid performance-based fees.

Industry Background

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

The purchase and sale of health insurance has historically been a complex, time-consuming and paper-intensive process. This complexity can make it difficult to make informed health insurance decisions. In addition, the human error that arises from traditional paper-intensive distribution has historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. Incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional cost. The Internet’s convenient, information-rich and interactive nature offers both the opportunity to provide consumers with more organized information, a broader choice of products and a more efficient process than have typically been available from traditional health insurance distribution channels.

Our Strategy

Our objective is to continue to strengthen our position as the leading online distribution platform for health insurance sold to individuals, families and small businesses.

Key elements of our strategy are to:

Increase Our Brand Awareness. We believe that building greater awareness of our brand is critical for our continued growth. A significant percentage of our website traffic is direct, and we intend to attempt to grow our direct website traffic by strengthening our brand awareness through a variety of marketing and public relations efforts.

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

Broaden Our Carrier Network. We intend to continue to attempt to add new health insurance carriers to our ecommerce platform and expand our existing carrier relationships. We also seek to deepen our technology integration with our carrier partners, allowing us to further streamline the sales, underwriting and member fulfillment processes and increase revenue opportunities for us and our carrier partners.

Expand Our Network of Marketing Partners and Other Member Acquisition Programs. We plan to continue to develop and expand our marketing relationships with banking, insurance, mortgage and other Internet services and association partners. We also plan to continue our investments in other member acquisition sources such as traditional media, paid search and other forms of online advertising.

Expand our Technology Licensing Business. Our technology licensing business allows carriers to use our ecommerce platform to market and sell their own health insurance products. Growth in this business will allow us to enter new markets and participate in business transacted in the traditional agent distribution channel.

Grow Our Online Advertising Sponsorship Business. Our online advertising sponsorship business allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, much like paid search on Google or Yahoo!. Our sponsorship program enables carriers to achieve cost-effective advertising campaigns, because their advertisements are targeted directly to consumers shopping for health insurance products in specific markets.

Our Platform and Technology

Our ecommerce platform organizes and presents voluminous and complex health insurance information in an unbiased and objective format and empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance products. The products we offer include major medical health insurance coverage such as preferred provider organization, health maintenance organization and indemnity plans, short-term medical insurance, student health insurance, health savings account (“HSA”) eligible health insurance plans and ancillary products such as dental, vision and life insurance.

Elements of our platform include:

Online Rate Quoting and Comprehensive Plan Information. Our ecommerce platform instantly provides consumers online rate quotes and comprehensive plan benefit information from a large number of health insurance carriers. After entering a minimal amount of relevant information on our website, such as zip code, gender, age, date of birth, smoker or non-smoker and student status, our platform allows consumers to instantly receive a list of applicable health insurance products and rate and benefit information in an easy-to-understand format. The consumer can sort through the quoted plans based on price, health insurance carrier, deductible amount, or search the list of quoted plans to obtain a subset based on certain consumer preferences.

Plan Comparison and Recommendations. We offer online comparison and recommendation tools that distill voluminous health insurance information. Our ecommerce platform enables consumers to compare and contrast health insurance plans in a side-by-side format based on plan characteristics such as price, plan type, deductible amount, co-payment amount and in-network and out-of-network benefits. To further assist consumers, our automated recommendation capability presents a short series of questions and recommends up to four health insurance plans based on the consumer’s input.

Online Application and Enrollment Forms. Health insurance applications vary widely by carrier and state. Our proprietary graphical Application Designer Tool allows us to capture each application’s unique business rules and build a corresponding online application in XML format. Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families complete application and enrollment forms correctly in real-time. This reduces delay resulting from application rework, a significant problem with traditional health insurance distribution, where incomplete applications are mailed back and forth between the consumer, the traditional agent and the carrier. We further simplify the enrollment process by accepting electronic signature and electronic payment from our consumers. More than 80% of our applications submitted for individual, family and short-term health insurance products in 2007 were completed using our electronic payment and signature technology.

Electronic Processing Interchange. Our Electronic Processing Interchange (EPI) technology integrates our online application process with health insurance carriers’ technology systems, enabling us to electronically deliver our consumers’ applications to health insurance carriers. This expedites the application process by eliminating manual delivery and reducing the need for data entry and human review. Through EPI, we also receive alerts and data from carriers, such as notification of underwriting approval or a request from a carrier for a consumer’s medical records for underwriting purposes, which we then relay electronically to the consumer. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier.

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

Carrier Relationships

We have developed partnerships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance products online. As of December 31, 2007, we had relationships with over 175 carriers, including large national carriers such as Aetna, Humana, UnitedHealthcare and Wellpoint, over 40 BlueCross BlueShield carriers, and well-established regional carriers such as Health Net, Kaiser Permanente and Unicare. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Revenue derived from carriers owned by UnitedHealthcare and Wellpoint represented approximately 19% and 18% of our total revenue in 2007, respectively. Revenue derived from Aetna represented approximately 11% of our total revenue in 2007. Our agreements with each of these carriers are terminable on short notice.

Marketing

We focus on building brand awareness, increasing website visitors and converting visitors into buyers. Our marketing initiatives are varied and numerous. They include:

Direct Marketing. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and, www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services, Internet and other companies. We have established a pay-for-performance network, comprised of hundreds of partners that drive consumers to our ecommerce platform. These partners fall into three general categories:

•	Financial and online services partners in industries such as banking, insurance, mortgage and association partners.

•	Affiliate programs, including our marketing programs managed through Commission Junction.

•	Online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing.

We generally compensate our partners for their consumer referrals based on the consumer submitting a health insurance application to us. If a partner is licensed to sell health insurance, we may share a percentage of the revenue we earn from the carrier for each member referred by that partner.

Technology and Content

We have a technology and content team consisting of 149 full-time employees as of December 31, 2007 located in our Mountain View and Gold River locations, as well as our subsidiary in Xiamen, China. Our technology and content team is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.

Government Regulation and Compliance

We distribute health insurance products in all 50 states and in the District of Columbia. The health insurance industry is heavily regulated. Each of these jurisdictions has its own rules and regulations pertaining to the offer and sale of health insurance products, typically administered by a department of insurance. State insurance departments have administrative powers relating to, among other things: regulating premium prices; granting and revoking licenses to transact insurance business; approving individuals and entities to which commissions can be paid; regulating advertising, marketing and trade practices; monitoring broker and agent conduct; and imposing continuing education requirements. We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business.

We also have a non-business-transacting (Bei An) Internet Content Provider (ICP) registration from the Ministry of Information Industry in China and a business-ancillary (Jian Ye) insurance agency license from the China Insurance Regulatory Commission (CIRC). During the second half of 2007, we launched Ubao.com, an online platform that currently offers health, accident and life insurance products to Chinese consumers in the city of Xiamen, China. We intend to attempt to expand the use of the platform to other cities in China.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. Our eHealth and eHealthInsurance trademarks have reached incontestability status with the U.S. Patent and Trademark Office, which means the marks have been in use for over five years and, subject to certain limited exceptions, no third party can contest the validity of the marks or our ownership of them. We also have filed patent applications that relate to certain of our technology and business processes.

Competition

The market for selling insurance products is highly competitive and the sale of health insurance over the Internet is new and rapidly evolving. We compete with entities and individuals that offer and sell health insurance products utilizing traditional distribution channels, as well as the Internet. Our current or potential competitors include the tens of thousands of local insurance agents across the United States who sell health insurance products in their communities. There are a number of agents that operate websites and provide a limited online shopping experience for consumers interested in purchasing health insurance (e.g., online quoting of health insurance product prices). Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. Most online agents operate in only one or very few states, and some represent only one or a limited number of health insurance carriers. In addition to health insurance brokers and agents, some health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their products directly to consumers.

Employees

As of December 31, 2007, we had 437 employees, of which 33 were in marketing and advertising, 171 were in customer care and enrollment, 149 were in technology and content and 84 were in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

MANAGEMENT

Executive Officers

The following table sets forth our executive officers and their ages and the positions they held as of December 31, 2007.

Name	Age	Title
Gary L. Lauer	54	President and Chief Executive Officer
Bruce A. Telkamp	40	Executive Vice President of Business Operations
Dr. Sheldon X. Wang	48	Executive Vice President of Technology and Chief Technology Officer
Stuart M. Huizinga	45	Senior Vice President and Chief Financial Officer
Sam C. Gibbs	50	Senior Vice President of Sales
Robert S. Hurley	48	Senior Vice President of Carrier Relations

Gary L. Lauer. President and Chief Executive Officer. Mr. Lauer has served as president and chief executive officer since December 1999, and as chairman of our board of directors since March 2002. Prior to joining us, Mr. Lauer was the chairman and chief executive officer of MetaCreations Corporation. Prior to MetaCreations, Mr. Lauer spent more than nine years at Silicon Graphics, Inc., a computing technology company, where he was a member of the senior executive team. Mr. Lauer started his career at IBM in sales and marketing management. Mr. Lauer holds a B.S. degree in finance and marketing from the University of Southern California Business School.

Bruce A. Telkamp. Executive Vice President of Business Operations. Mr. Telkamp has served as executive vice president of business operations since May 2007. Prior to becoming executive vice president of business operations, Mr. Telkamp served as senior vice president, business development and marketing since February 2004 and as general counsel and secretary since May 2000. Previously, Mr. Telkamp was the vice president of business development and general counsel of MetaCreations Corporation. Prior to MetaCreations, Mr. Telkamp was an attorney with the law firm of Wilson Sonsini Goodrich & Rosati P.C. in Palo Alto, California. Mr. Telkamp holds a B.A. degree in economics with honors from the University of California, Los Angeles and a J.D. degree with honors from the University of California, Hastings.

Dr. Sheldon X. Wang. Executive Vice President of Technology and Chief Technology Officer. Dr. Wang has served as executive vice president of technology since May 2007 and as chief technology officer since August 1999. Dr. Wang also serves as president and chief executive officer of eHealth’s subsidiary, eHealth China, Inc. Previously, Dr. Wang was senior vice president of research and development at Eclipsys Corporation, formerly known as HealthVISION, a provider of integrated healthcare enterprise information-technology solutions. Dr. Wang holds a B.S. degree in physics from the Fuzhou University of China, an M.S. degree in physics from Idaho State University and a Ph.D. in medical informatics from the University of Utah.

Stuart M. Huizinga. Senior Vice President and Chief Financial Officer. Mr. Huizinga has served as senior vice president and chief financial officer since May 2000. Previously, Mr. Huizinga was a partner at Arthur Andersen LLP, an accounting firm. Mr. Huizinga holds a B.S. degree in business administration from San Jose State University and is a Certified Public Accountant in the state of California.

Sam C. Gibbs. Senior Vice President of Sales. Mr. Gibbs has served as senior vice president since September 2000, most recently as senior vice president of sales. Mr. Gibbs previously served as general manager of our small business products and services business and as general manager of product management. Mr. Gibbs previously was a vice president and general manager for Rand Worldwide, an engineering services company. Mr. Gibbs was a founder, president and chief executive officer of AVCOM Systems, Inc., an engineering services and systems integration company, which was acquired by Rand Worldwide. Mr. Gibbs holds a B.S. degree in aeronautical engineering technology from Arizona State University.

Robert S. Hurley. Senior Vice President of Carrier Relations. Mr. Hurley has served as senior vice president of carrier relations since May 2007. Prior to becoming senior vice president of carrier relations, Mr. Hurley served as vice president of strategic initiatives since September 2003 and was responsible for our public and government relations efforts and has been instrumental in the Health Savings Account-related aspects of our business. From April 1999 to September 2003, Mr. Hurley was responsible for our customer care and enrollment functions. Mr. Hurley served as an associate vice president of sales and operations for the consumer business segment at Health Net, Inc., a managed healthcare company, and in various leadership roles at Foundation Health, a California health plan. Mr. Hurley holds a B.A. degree in law and society from the University of California, Santa Barbara.

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

Our business model is characterized primarily by recurring revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. Although our services are complete upon the approval of a member’s application, we receive commissions and record related revenue, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. A significant component of our marketing and advertising expenses consists of payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. In addition, if we incur other unanticipated or one-time expenses in a particular quarter or if we lose a significant amount of our member base for any reason, we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members. As a result, our quarterly results may suffer due to unanticipated expenses, one-time charges or significant member turnover.

Our rate of growth may decline.

We have a history of net losses and only achieved net profitability on an annual basis beginning in 2006. As of December 31, 2007, our accumulated deficit was $32.1 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. We may not be able to maintain or exceed our historical membership growth rates, and to the extent that the rate of growth of our net new members slows, our revenue growth is also likely to slow. In addition, the commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, to the extent that the rate of growth of new members slows, our revenue growth would slow due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate.

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

Our success depends in part upon widespread consumer and health insurance carrier acceptance of the Internet as a marketplace for the purchase and sale of health insurance. Consumers and health insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop. Our future growth, if any, will depend in part upon:

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer. In addition, our members may choose to transfer their policies to a different agent if, for example, they are not satisfied with our customer service or the health insurance products that we offer. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover to levels we have experienced in the past, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

Our business may be harmed if we lose our relationships with health insurance carriers, become dependent upon a limited number of insurance carriers, fail to develop new carrier relationships, or if our carrier partners experience negative publicity.

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

We may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe compromises or impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 20% and 19% of our total revenue in 2006 and 2007, respectively, from carriers owned by UnitedHealthcare. We derived 22% and 18% of our total revenue in 2006 and 2007, respectively, from carriers owned by Wellpoint. We derived 7% and 11% of our total revenue in 2006 and 2007, respectively, from Aetna. Our agreements with these carriers are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

From time to time, health insurance carriers may experience negative publicity as a result of consumer perception of, and reaction to, certain underwriting practices, news events or other matters. This negative publicity may in turn adversely affect consumer perception of us, even if we are not involved, due to our business relationship with the carriers. If it does, our business, operating results and financial condition could be harmed.

Changes in the quality and affordability of the health insurance products that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance products we offer. If health insurance carriers do not continue to provide us with a variety of high-quality, affordable health insurance products in the individual, family and small business markets, or if their offerings are limited as a result of consolidation in the health insurance industry or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

Health insurance carriers could determine to reduce the commissions paid to us or to change their underwriting practices in ways that reduce the number of insurance policies sold through our ecommerce platform, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. Changes such as these have in the past resulted in a decrease in the number of insurance policies submitted through our ecommerce platform that are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

In the event the rate at which we convert consumers visiting our ecommerce platform into members does not continue at historical levels or declines, our membership growth rate may decline, which could harm our business, operating results and financial condition. For example, our year-over-year growth rate for approved members declined from 42% in 2006 to 31% in 2007. This decline was due to various factors, including a decline in the rate at which submitted applications were approved by our carrier partners and an increase in the prior year base used to compute the amount of growth in making the comparison. Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, consumers referred to us by Internet lead aggregators are a growing component of our marketing partner channel, and our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform could cause an increase in our cost of acquiring members as a result of increased costs on a per member basis.

In the fourth quarter of 2007, we increased our advertising spending in the performance partner and online advertising channels to accelerate application growth and began some testing and pilot work in the traditional media area to raise awareness and demand for eHealth. We expect to continue these efforts and as a result, our overall cost of acquisition and our sales and marketing expenses as a percentage of revenue are expected to increase in 2008 as compared to 2007. There can be no assurance that any of the planned advertising and marketing activities will be successful in increasing the number of consumers who visit our ecommerce platform, the number of submitted health insurance applications or the number of new members. If the advertising and marketing activities are not successful or do not result in sufficient membership growth to offset the expenses of such activities, our operating margins could be adversely impacted and our business and operating results harmed.

We previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. The more our technology is integrated with our carrier partners, the more our application processing times, sales yields and processing costs improve. We are currently working with some carriers to implement a version of our EPI technology that would allow consumers to apply for health insurance online, electronically transmit signature and payment, receive an instant underwriting response and print membership material at the point of approval on our website. We are targeting a launch of this version of our EPI technology with at least one carrier in the first half of 2008. We are dependent on health insurance carriers to implement our EPI technology, and there can be no assurance that it will be implemented in that timeframe or otherwise. In addition, there can be no assurance that we will enter into any relationships or that any such implementation will impact our membership growth rate, improve sales yields or otherwise be effective. It is too early to determine the effectiveness of any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources, carrier commitment and ability to integrate their systems with ours and to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In the event that we are not successful in integrating with our carrier partners to provide expedited underwriting, or if such integration is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, consumers may access our customer care center for assistance in connection with submitting health insurance applications through our ecommerce platform. We depend upon third parties, including telephone service providers, to operate our customer care center. Any failure of the systems that we rely upon in the operation of our customer care center could negatively impact sales of insurance policies through our ecommerce platform or our relationship with consumers and members and could harm our business, operating results and financial condition.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. Our website may also become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our website likely would decline and we may not be able to replace this traffic, which in turn would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also harm our operating results.

We also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements. These revisions may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We recently have experienced increased competition from carriers for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition.

We rely significantly on marketing partners for the sale of health insurance on our ecommerce platform and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us to their customers. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We typically compensate our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. Our agreements with many of our marketing partners are terminable on short notice.

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

Economic and other factors beyond our control may negatively impact our business, operating results and financial condition.

Our revenue currently depends upon demand for health insurance in the individual, family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, we believe that an increasing number of individuals are becoming self-employed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers are seeking to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We also believe that demand in the individual and family health insurance market may increase as the employees of these employers look to other sources for their health insurance needs and as the number of self-employed individuals increases. We have no control over the economic and other factors that influence these trends, and they may reverse. If economic or other factors beyond our control negatively impact our business, our operating results and financial condition could be harmed. We continually evaluate and explore new strategies and opportunities in other segments of the health insurance market, such as Medicare, where we may be able to leverage our technology and experience. We may not adopt these new strategies, and even if we do, we cannot predict whether demand for any new product or service will result in increased membership or revenue. However, if we are unable to successfully introduce new products and adopt new strategies for the growth of our business, our business and financial condition may be harmed.

Some believe that the economy in the United States is in, or headed into, a recession. We have not existed as a company long enough to experience a protracted recession and cannot be certain of the impact a recession would have on our business. Consumers could attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance products with lower premiums for which we receive lower commissions. A recession could also negatively impact the health insurance carriers whose products are offered on our ecommerce platform, and they may, among other things, determine to reduce their commission rates, increase premiums or reduce benefits, change their underwriting practices so that fewer consumers’ health insurance applications are approved or decrease the amount they are willing to spend for marketing purposes, all of which would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses. In addition, interest rates recently have declined, and may continue to decline, in response to economic conditions, and we have experienced a significant reduction in the rate of return on our investments. These and other negative impacts of weak economic conditions in the United States could have a negative impact on our business, operating results and financial condition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

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

We also are dependent on our carrier partners for data related to our membership that is necessary to analyze our business. With respect to health insurance products other than small business group health insurance, our carrier partners do not directly report cancellations to us, resulting in the need for us to determine cancellations using payment data that they do provide. We infer cancellations by analyzing whether payments from members have ceased for a period of time and may not learn of a cancellation for several months given that some of our members pay on a schedule less frequently than monthly (e.g. quarterly). As a result, we estimate our non-small business group membership as of any particular period end based on historical data and trends. To the extent that current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership, our actual membership could be different from our estimates, perhaps materially. With respect to our small business group membership, many groups notify the carrier directly with respect to increases or decreases in group size and policy cancellations. Our insurance carrier partners often do not communicate this information to us. As a result, it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. As a result of the lack of information we receive and the delay in our receipt of information, our membership estimates may be inaccurate if there is an unforeseen change in cancellation trends. Our estimate regarding the average amount of time our members maintain their health insurance products also could be inaccurate as a result of changes in cancellation trends.

Our operating results fluctuate depending upon health insurance carrier payment practices and the timing of our receipt of commission reports from health insurance carriers.

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. Although carriers typically report and pay commissions to us on a monthly basis, there have been instances where their report of commissions and payment have been delayed. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. This could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed or not received within the time frame required for revenue recognition.

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

We also compete with a large number of local insurance agents across the United States that sell health insurance products in their local communities. Some of these traditional insurance agents utilize the Internet in various ways to acquire their customers. For instance, some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. As we do, lead aggregators often use Internet search engines and other forms of online advertising to drive Internet traffic to the lead aggregator’s website. In addition to traditional agents, a number of agents operate websites that provide some form of online shopping experience for consumers interested in purchasing health insurance. Although some of these online agents only sell health insurance in a limited number of states and/or represent only a limited number of health insurance carriers, these agents could expand their service area and product offerings.

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

A portion of our operations is conducted in China. Among other things, we use employees in China to maintain and update our ecommerce platform. This and other information is delivered to us through secured communications over the Internet. Our business would be harmed if this connection temporarily failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems. Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States, and different labor and tax laws. United States and Chinese trade laws may impose restrictions on the importation of programming or technology to or from the United States. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China, which in turn could cause our business, operating results and financial condition to suffer. We plan to continue to expand our Chinese operations. These plans will require additional management attention and resources and may be unsuccessful, as we have limited experience with respect to operations in China.

In addition, our subsidiary in China recently launched a pilot program to market insurance online in the city of Xiamen in the Fujian province of China. We may attempt to expand the pilot program to additional geographic regions. We will need additional government licenses and approvals to expand beyond the Fujian province and may face disadvantages in obtaining them as a result of our subsidiary in China being wholly foreign-owned. We also have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online in China are unclear, and our operations may be in violation of them. The consequences of such violations are unclear, but they could harm our business as a whole. For various reasons, we may not expand the pilot program to other geographic areas, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment, our ability to attract qualified personnel and network security.

Our rate of growth may decline if we are unable to increase our revenue relating to sponsorship advertising.

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who purchase sponsorship advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. Our sponsorship advertising initiative is relatively new and, if we do not continue to successfully increase our revenue from the sale of sponsorship advertising, our rate of growth may decline. The success of our sponsorship advertising program is dependent upon a number of factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. We have recently launched a new sponsorship advertising platform that automates much of the sponsorship process for carrier participants. However, there is no assurance that carriers will participate or utilize this platform, or that it will be otherwise successful. If it is not successful, our revenue relating to sponsorship advertising may decline. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

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

Our HSA platform may not be successful.

We are in the process of developing a business health savings account (HSA) platform to facilitate employer contributions to employee HSAs. We have entered into a relationship with a third party that helped to develop and assists in administering the HSA component of the platform, including its HSA bank account component. This third party has the relationship with one or more banks that may act as custodian of the HSAs established in connection with the platform. We are currently testing the HSA platform in a number of jurisdictions and are in the process of refining it. We hope to launch the platform more broadly during the first half of 2008, including with certain marketing partners. A number of factors could impact the timing of the broader launch, including legal and regulatory hurdles, our ability and the ability of third parties to timely complete development of the platform, our dependence on the third parties with respect to the HSA component of the platform, our dependence on a single bank to act as custodian of the HSAs established using the platform and our marketing partners’ willingness to devote resources to promoting the platform. We may not be able to complete a broader launch of the HSA platform on a timely basis or at all, and the platform may not be successful or help us to generate any significant revenue.

The success of the business HSA platform will depend upon a number of factors, including the attractiveness of the platform to businesses and employees; our effectiveness in engaging partners, such as associations, banks and other financial services partners, to market the platform; our ability to otherwise successfully market the platform; our ability to maintain an effective relationship with the third party that assists in administering the HSA component of the platform; our ability and this third party’s ability to maintain a relationship with a bank that acts as custodian for the HSAs opened using the platform; our ability to enter into and maintain a relationship with a bank that will act as processor for the debit cards that relate to the HSAs opened using the platform; the ability of the third party and a bank to successfully manage and operate the HSA aspects of the platform; our ability and the ability of the third party and relevant bank to avoid process breakdowns, malfunctions, technical difficulties and bugs in the platform; the performance, reliability and availability of the platform and our success in training our customer care center representatives to adequately serve consumers desiring assistance with respect to HSAs. We are dependent upon third parties to operate the platform, and the platform’s success depends in part on our ability to maintain effective relationships with those parties as well as their allocation of sufficient resources and commitment to develop the platform within certain timeframes.

The insurance, banking and other laws and regulations applicable to the platform are complicated and in some cases unclear. For example, it is possible that certain states could take the position that the platform or marketing individual insurance into businesses violates certain laws and regulations, including those relating to the sale of insurance to small businesses. The HSA platform also increases our potential exposure under laws and regulations relating to privacy and security as we have access to certain financial and confidential information of consumers using the platform. In light of legal and regulatory risks, we may determine not to launch the platform in certain states. Regardless, we could be subject to adverse legal and regulatory action in any state from departments of insurance and otherwise and may need to cease offering the platform in those states. If the business HSA platform is not successful, or does not launch within the projected time frames, our business and operating results could be harmed and our rate of growth may decline.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any state, we could be subject to various fines and penalties, including revocation of our license to sell insurance in that state (which could impact our licenses in other jurisdictions), and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we maintain insufficient coverage, our business and operating results may be harmed.

We contract for insurance to cover potential business risks and liabilities. We also are required to maintain errors and omissions insurance in order to sell health insurance. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to obtain sufficient insurance to meet our needs, may have to pay very high prices for the coverage we do obtain or may not acquire any insurance for certain types of business risk. This could leave us exposed, and to the extent we incur liabilities and expenses for which we are not adequately insured, our business, operating results and financial condition could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating expenses will rise, which could harm our business, operating results and financial condition.

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

Our senior management and key employees were substantially vested in their stock options as of December 31, 2007. All of our senior management and key employees have sold shares of our common stock in the open market, and some have sold a significant portion of their vested holdings. These employees may be more likely to leave us given that their equity awards have substantially vested and that they have liquidated some or a substantial percentage of their holdings. Our senior management and key employees work for us on an at-will basis and our business could be harmed if we lose their services.

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

The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Because a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses generally have increased or decreased in conjunction with these seasonal patterns. We believe that consumer adoption of the Internet is still in its early stages and, therefore, the reasons for these seasonal patterns are not entirely clear. As the use of the Internet for the purchase and sale of health insurance becomes more widely accepted, other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change. Any seasonality that we experience may cause fluctuations in our financial results.

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

•	an acquisition undertaken for strategic business purposes may negatively impact our results of operations;

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

•	the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our rate of growth;

•	we may have to issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the market price of our common stock; and

•	acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience.

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

We have completed implementation of our new commission accounting system for the majority of our health insurance products. We anticipate completion of the last phase, related to our small business products, by mid-2008. In addition, we are in the initial stages of implementing an enterprise data management system. Each of these systems is or will be important to our accounting, financial and operating functions, and the implementation of these systems raises costs and risks associated with the conversion to new systems, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources and could harm our operating results and ability to manage our business effectively.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. During 2007, we documented our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Our net income in future periods could be significantly reduced as a result of employee stock-based compensation expense.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the years ended December 31, 2006 and 2007, we recorded stock-based compensation expense totaling $0.3 million and $1.4 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at December 31, 2007 was approximately $6.7 million, net of estimated forfeitures of $0.7 million. This amount will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures. We expect to continue to grant additional equity awards in the future and that the impact of expenses related to those grants will be material over time.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment will be required to determine the recognition and measurement attribute prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which we adopted on January 1, 2007. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will continue to incur auditing, consulting and other costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Global Market. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For instance, we have incurred increased expenses associated with additional personnel in our finance and legal departments and experienced increases in our audit and accounting service fees and outside legal counsel fees. Being a public company has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. It is difficult to predict or estimate the amount of additional costs we may incur or the timing of such costs. Any of these expenses could harm our business, operating results and financial condition.

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

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% or more of premium revenue on patient care. Additionally, certain candidates for the 2008 presidential election have espoused as part of their overall campaign platform variations of a universal healthcare system that would require substantial number of individuals to purchase or otherwise obtain health insurance for themselves and/or their children. We cannot be certain of the impact of any new legislation at the state or federal level, but it could harm our business, operating results and financial condition. In addition, speculation regarding potential changes in the regulatory environment creates uncertainties that could lead to increased volatility in our stock price in the short term.

We are also subject to additional insurance regulatory risks, because we use the Internet as our distribution platform. In many cases, it is not clear how existing insurance laws and regulations apply to Internet-related health insurance advertisements and transactions. To the extent that new laws or regulations are adopted that conflict with the way we conduct our business, or to the extent that existing laws and regulations are interpreted adversely to us, our business, operating results and financial condition would be harmed.

Changes and developments in the structure of the health insurance system in the United States could harm our business.

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use of agents and brokers to market their products. Fundamental changes to this system or in the manner in which health insurance is distributed in the United States could reduce or eliminate the demand for private health insurance for individuals, families and small businesses or increase our competition, which would harm our business. Recently, there has been substantial national and state attention and debate regarding the fairest and most effective method of healthcare reimbursement. For instance, some advocates promote a single-payer healthcare system that would be largely underwritten by the state or federal government. The adoption of state or federal laws that promote or establish a government- sponsored single-payer healthcare system could reduce or eliminate the number of individuals, families and small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and harm our business, operating results and financial condition.

Other proposals seek to provide health insurance coverage to all individuals, but do so by maintaining many key aspects of the private sector health insurance system rather than proposing a single-payer system. One example is California, which has in the past proposed a plan that includes guaranteed issue laws, a mandate that requires all individuals to obtain health insurance, incentives for many employers to offer health insurance to workers, and a requirement that health insurance carriers spend 85% or more of premium revenue on patient care. We do not know what impact the adoption of proposals like these would have on our business, but they could, if implemented, harm our business, operating results and financial condition.

Risks Related to the Internet and Electronic Commerce

Our business is subject to online commerce security risks and, if we are unable to safeguard the security and privacy of confidential data, our business will be harmed.

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. We cannot guarantee that we will be free of security breaches. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action, which would harm our business, operating results and financial condition.

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

We completed our initial public offering in October 2006, and the 180-day contractual lockup applicable to our equity holders at the time of our initial public offering expired in April 2007. As a result, additional shares of our common stock have become eligible for sale in the public market, including shares held by directors, executive officers and other affiliates. In addition, outstanding options to purchase shares of our common stock, shares of restricted common stock and restricted stock units covering shares of common stock under our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan, as well as additional shares reserved for issuance under our 2006 Equity Incentive Plan have become, and will continue to become, eligible for sale in the public market, subject to certain legal and contractual limitations. If a significant portion of these shares are sold, or if it is perceived that they will continue to be sold, the trading price of our common stock could decline substantially.

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

•

actual or anticipated changes in the expectations of investors or securities analysts, including changes in financial estimates or investment recommendations by securities analysts who follow our business and changes in perceptions relating to the economy;

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

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2007:

Location	Approximate Square Footage	Primary Use
Mountain View, California – East Middlefield Road	17,740	Corporate headquarters, marketing and advertising, technology and content and general and administrative

Mountain View, California – North Whisman Road	7,744	General and administrative and marketing and advertising

Gold River, California	38,897	Customer care and enrollment, technology and content and general and administrative

Xiamen, China	36,631	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

During the first quarter of 2008 we entered into a three year lease agreement for approximately 6,500 square feet of office space located in San Francisco, California. We lease or sublease all of these properties. We believe our existing facilities will be adequate to meet our needs for the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 29, 2008, there were approximately 76 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $24.49 per share on February 29, 2008 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
Fourth Quarter 2006 (from October 13, 2006)	$27.10	$20.08
First Quarter 2007	$25.61	$20.20
Second Quarter 2007	$23.86	$17.89
Third Quarter 2007	$27.70	$18.89
Fourth Quarter 2007	$35.99	$26.28

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2007, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2007.

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

The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds to us from our sale of shares of common stock were $80.5 million. The aggregate net proceeds to us from the offering were approximately $70.2 million, after deducting an aggregate of $5.7 million in underwriting discounts and commissions paid to the underwriters and an estimated $4.6 million in other expenses incurred in connection with the offering.

We have invested the net proceeds from the offering in investment-grade, interest bearing marketable securities and money market accounts. In the future, we may use a portion of the net proceeds to acquire or make investments in complementary companies, services and technologies.

STOCK PERFORMANCE GRAPH

The following information relating to the price performance of our common stock shall not be deemed “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934, as amended, or subject to Regulation 14A or 14C, or to liabilities under Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or to the extent that we specifically incorporate this information by reference.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index for the period between our initial public offering on October 13, 2006 and December 31, 2007, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. Pursuant to Securities and Exchange Commission rules, the starting value of the investment in our common stock is based on the closing price of our common stock on October 13, 2006, or $22.90 per share. It is not based on the closing price of $14.00 per share in our initial public offering.

	10/13/06	10/31/06	11/30/06	12/29/06	1/31/07	2/28/07	3/30/07
eHealth, Inc	100.00	96.59	97.86	87.82	96.24	109.26	102.84
NASDAQ Composite	100.00	104.96	108.14	107.71	109.81	107.54	107.94
RDG Internet Composite	100.00	106.38	111.04	111.47	114.45	110.57	110.24

4/30/07	5/31/07	6/29/07	7/31/07	8/31/07	9/28/07	10/31/07	11/30/07	12/31/07
96.42	86.90	83.36	85.68	87.55	120.96	122.01	135.33	140.22
112.40	116.30	116.32	113.95	115.99	121.66	128.68	119.37	118.88
114.93	119.41	120.03	118.17	121.16	128.54	142.71	129.88	129.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

We effected a 1-for-2 reverse stock split of our common stock, convertible preferred stock and Class A nonvoting common stock in September 2006. Our convertible preferred stock and Class A nonvoting common stock converted into common stock in connection with our initial public offering in October 2006. All share and per share amounts have been retroactively adjusted to reflect the conversion and the reverse stock split.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Commission	$21,868	$29,783	$41,237	$58,943	$81,502
Sponsorship, licensing and other	368	432	515	2,367	6,289

Total revenue	22,236	30,215	41,752	61,310	87,791
Operating costs and expenses:
Cost of revenue-sharing	600	447	614	1,305	1,702
Marketing and advertising*	7,002	12,732	17,786	21,405	29,497
Customer care and enrollment*	6,185	7,577	8,822	10,991	12,137
Technology and content*	6,595	7,461	8,054	10,137	12,393
General and administrative*	5,123	5,385	7,108	9,482	16,046

Total operating costs and expenses	25,505	33,602	42,384	53,320	71,775

Income (loss) from operations	(3,269)	(3,387)	(632)	7,990	16,016
Interest and other income, net	74	60	239	1,326	5,287

Income (loss) before income taxes	(3,195)	(3,327)	(393)	9,316	21,303
Provision (benefit) for income taxes	—	—	21	(7,161)	(10,292)

Net income (loss)	$(3,195)	$(3,327)	$(414)	$16,477	$31,595

Net income (loss) per share:
Basic—common stock	$(0.74)	$(0.74)	$(0.09)	$1.91	$1.37
Basic—Class A nonvoting common stock	—	—	$(0.09)	$1.91	—
Diluted—common stock	$(0.74)	$(0.74)	$(0.09)	$0.80	$1.22
Diluted—Class A nonvoting common stock	—	—	$(0.09)	$0.80	—
Net income (loss):
Allocated to common stock	$(3,195)	$(3,327)	$(414)	$16,391	$31,595
Allocated to Class A nonvoting common stock	—	—	—	86	—

Net income (loss)	$(3,195)	$(3,327)	$(414)	$16,477	$31,595

Weighted-average number of shares used in per share amounts:
Basic—common stock	4,331	4,473	4,661	8,590	23,092
Basic—Class A nonvoting common stock	—	—	3	45	—
Diluted—common stock	4,331	4,473	4,661	20,572	25,797
Diluted—Class A nonvoting common stock	—	—	3	45	—

* Includes stock-based compensation as follows:
Marketing and advertising	$49	$59	$97	$47	$218
Customer care and enrollment	25	7	6	42	138
Technology and content	9	14	62	226	611
General and administrative	9	19	26	139	539

Total	$92	$99	$191	$454	$1,506

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$10,646	$8,707	$9,415	$90,474	$121,514
Working capital	8,149	4,797	3,636	86,503	126,845
Total assets	14,620	12,898	15,165	104,928	147,453
Other non-current liabilities	17	59	212	317	252
Convertible preferred stock	86,422	86,370	86,319	—	—
Accumulated deficit	(76,391)	(79,718)	(80,132)	(63,655)	(32,060)
Total stockholders’ equity (deficit)	(75,452)	(78,396)	(78,181)	95,740	135,894

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our incorporation in November 1997, we have spent a significant amount on technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 175 leading insurance carriers, enabling us to offer thousands of health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

Our financial model is characterized by recurring revenue, an average member product life that exceeds two years (estimated on a revenue weighted-average basis for all products purchased through us, including short-term products that are on average held for less than four months) and health insurance pricing that is set by each health insurance carrier and approved by state regulators. We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. We typically receive commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to negotiation or discounting of prices by health insurance carriers or our competitors.

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 99%, 96% and 93% of our total revenue for the years ended December 31, 2005, 2006 and 2007, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual, family and small business health insurance markets and corresponding growth in our membership. We estimate that as of December 31, 2007 we had approximately 518,400 members compared to an estimated 393,900 members at December 31, 2006. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

We believe our revenue and business have been more significantly affected historically by the rate of growth in the number of consumers using the Internet to research and purchase health insurance than by the rate at which the health insurance industry has grown. We expect that the rate of online adoption will continue to be a primary driver of our revenue.

Our commission revenue generally represents a percentage of the insurance premium a member has paid to his or her insurance carrier and, to a lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth may be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay us our commissions monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our revenue is recurring in nature and grows in correlation with the growth we experience in our membership base.

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second communication corroborating the amount reported in the first communication within ten business days. If the second corroborating communication is not received within ten business days, we recognize revenue in the period the second communication is received. We use the data in the commission statement to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures. Insurance carriers typically pay us cash commission payments monthly, after they receive the premium payment from the member and we generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. Commission override payments, which are recognized on the same basis as premium commissions, are generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override payments.

Revenue attributable to individual and family product offerings in the years ended December 31, 2006 and 2007 represented approximately 83% and 85% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party. In addition, we typically generate revenue based on performance criteria that is either measured based on data that is tracked by us, or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories. For each of the years ended December 31, 2005, 2006 and 2007, applications submitted through us for individual and family health insurance from our direct channel constituted 40% of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding joint marketing programs with existing partners and adding new partners to our network. For the years ended December 31, 2005, 2006 and 2007, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 34%, 35% and 31%, respectively, of all individual and family health insurance applications submitted on our website. Our marketing partner channel is the primary driver of our small business member acquisition.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. For the years ended December 31, 2005, 2006 and 2007, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 26%, 25% and 29%, respectively, of all individual and family health insurance applications submitted on our website.

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

We generally compensate our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications we receive from such marketing partners increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses generally have increased or decreased in conjunction with these seasonal patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered volume-incentive marketing partner arrangements, we could incur expenses in excess of the amounts we had planned in periods of rapid growth in the volume of submitted applications from marketing partner referrals. Accordingly, an unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

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

We expect the average cost of acquiring new members to increase in 2008 compared to 2007 as a result of several factors, including an increase in the amounts we spend on direct advertising and online marketing programs including paid keyword search advertising and an increase in stock-based compensation costs from additional equity grants to marketing and advertising employees. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, our participation in cooperative advertising programs in which we receive reimbursements from certain health insurance carriers for a portion of our advertising costs and fluctuations in the percentage of consumers referred to our website who submit health insurance applications. We also participate in cooperative advertising programs with some of our health insurance carrier partners whereby they reimburse us for a portion of our advertising costs related to carrier specific marketing activities. The amount of the reimbursement is typically determined at the beginning of each year and we are able to choose when to advertise and receive the related reimbursement throughout the year. As a result, our decision to use these amounts in a particular period could reduce our marketing and advertising expenses, as well as our cost of member acquisition, for that period. Although we are participating in cooperative advertising programs during 2008, we may not be offered the opportunity to participate in future years. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Due to the departure of an executive officer in May 2007 who was not replaced, we reorganized the responsibilities of certain personnel in the second half of 2007. As a result, certain compensation, benefit and related expenses that were previously included in marketing and advertising on our consolidated statements of operations were allocated to other functions starting in the second half of 2007. The net impact of the reorganization was to include $0.1 million and $0.2 million of compensation, benefit and related expense in our technology and content, customer care and enrollment and general and administrative expenses during the third and fourth quarters of 2007, respectively, that would have remained as marketing and advertising expenses had the responsibilities of these personnel not changed.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process.

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly-owned subsidiary in China, where technology development costs are generally lower than in the United States. Our technology and content expenses incurred in China totaled $0.7 million, $1.0 million and $1.3 million during the years ended December 31, 2005, 2006 and 2007, respectively.

General and Administrative

General and administrative expenses include compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2006 and 2007:

Key Metrics:	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating cash flows (1)	$509,000	$3,183,000	$2,802,000	$4,918,000	$3,408,000	$7,163,000	$7,711,000	$7,910,000
IFP submitted applications (2)	74,500	71,500	78,200	76,300	91,800	88,300	97,900	97,900
IFP approved members (3)	57,800	60,900	68,000	68,300	82,300	78,200	83,600	83,800
Total approved members (4)	79,600	87,000	102,400	97,200	119,600	114,600	125,300	118,800
Total revenue (5)	$13,035,000	$14,197,000	$16,662,000	$17,416,000	$19,489,000	$21,072,000	$22,997,000	$24,233,000
Total revenue per estimated member for the period (6)	$44.72	$44.83	$46.14	$46.02	$46.56	$46.48	$48.16	$48.00

	As of March 31, 2006	As of June 30, 2006	As of September 30, 2006	As of December 31, 2006	As of March 31, 2007	As of June 30, 2007	As of September 30, 2007	As of December 31, 2007
IFP estimated membership (7)	248,700	265,900	297,400	319,000	362,300	383,400	408,100	432,700
Total estimated membership (8)	305,300	328,100	363,000	393,900	443,200	463,600	491,300	518,400

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Marketing and advertising expenses (9)	$4,860,000	$5,146,000	$5,798,000	$5,601,000	$6,930,000	$6,782,000	$7,309,000	$8,476,000
Marketing and advertising as a percentage of total revenue (10)	37%	36%	35%	32%	36%	32%	32%	35%

Other Metrics:

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	40%	39%	39%	40%	40%	40%	40%	38%
Marketing partners (12)	39%	36%	34%	33%	31%	30%	31%	34%
Online advertising (13)	21%	25%	27%	27%	29%	30%	29%	28%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$42.19	$46.91	$48.67	$47.48	$49.18	$49.98	$49.07	$56.73

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Total revenue (from all sources) recognized during the period from the consolidated statements of operations.
(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).
(7)	Estimated number of members active on IFP insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.
(8)	Estimated number of members active on all insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.
(9)	Marketing and advertising expenses for the period from the consolidated statements of operations.
(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities.
(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications completed on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

Our insurance carrier partners bill and collect insurance premiums that our members pay. Our carrier partners do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a given date. We estimate the number of continuing members on individual and family insurance policies as of a specific date by taking the sum of (i) the number of members for whom we have received a commission payment for the month that is six months (three months for short-term, student and dental insurance) prior to the date of estimation (reduced using historical experience for assumed cancellations over the three-month or six-month period); and (ii) the number of approved members over the six-month period (three months for short-term, student and dental insurance) prior to the date of estimation (reduced using historical experience for members who do not accept their approved policy and for estimated cancellations through the date of the estimate). We estimate the number of small business group members using the number of initial members at the time the group is approved and we update this number for changes in membership to the extent that they are reported to us by the group or carrier. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Additionally, our carrier partners often do not communicate this information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership accordingly.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes and the assumptions used in determining stock-based compensation, which included estimating the value of our common stock prior to our IPO in October 2006 and our assessment whether internal use software and website development costs will result in additional functionality, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures payable to carriers. We are not obligated with respect to the insurance coverage sold through our ecommerce platform. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

Our insurance carrier partners bill and collect insurance premiums that our members pay. We rely on health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenues, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from our carriers by comparing such data to the database we maintain on our members. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because the majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. This results in our having to identify underpayment or non-payment of commissions on a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us. To date, we have not had disputes of any significance with our carriers related to reported commissions. To the extent that carriers understate or fail to timely and accurately report the amount of commissions due to us, we will not collect and recognize revenue to which we are entitled, which, if material in amount, would adversely affect our operating results and financial condition.

Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenues for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2005, 2006 and 2007, which had a material impact on our allowance for forfeitures.

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

We also generate revenue from the licensing of our technology to third parties, such as carriers and agents. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party. In addition, these license agreements generally include performance criteria that is either measured based on data that is tracked by us or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred revenue consists of deferred technology licensing implementation fees as well as amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. We also defer amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts. For example, at June 30, 2006, deferred revenue on our consolidated balance sheet included $0.7 million related to a single health insurance carrier that, effective January 2005, changed its basis for calculating and reporting commission amounts from a percentage of the premium it collected to a percentage of the premium it billed. Since this was the first carrier to calculate and report commission amounts on this basis, we did not have sufficient historical forfeiture experience to estimate and record an appropriate allowance for forfeitures as commission amounts were reported to us by the carrier. Accordingly, all commission amounts reported to us by the carrier since the beginning of 2005 were deferred. During the third quarter ended September 30, 2006, we determined we had sufficient experience to estimate an allowance for forfeitures for this carrier, at which time all amounts previously deferred were recorded as revenue, net of an allowance for forfeitures.

Internal-Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted.

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

On January 1, 2006, we adopted SFAS 123R, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted on or after January 1, 2006, and to awards modified, repurchased or cancelled on or after January 1, 2006. In anticipation of the adoption of SFAS 123R, we did not modify the terms of any previously granted stock options or restricted stock awards.

During the years ended December 31, 2006 and 2007, we recorded stock-based compensation expense totaling $0.3 million and $1.4 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. At December 31, 2007, total unrecognized stock-based compensation cost related to stock options, restricted stock awards and restricted stock units granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $6.7 million, net of estimated forfeitures of $0.7 million. This cost will be amortized on a straight-line basis over the remaining weighted-average vesting term of the underlying equity awards, which was approximately 1.4 years as of December 31, 2007. Unrecognized stock-based compensation will be adjusted for subsequent changes in estimated forfeitures. As of December 31, 2007, historical actual and estimated future forfeitures of our awards have been immaterial. Changes in estimated forfeitures are recorded as a cumulative catch up adjustment in the period when they occur. We will continue to evaluate our forfeiture experience in the future.

Stock-based compensation expense recognized during the years ended December 31, 2006 and 2007 consisted of stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which was calculated in accordance with APB 25, and stock-based compensation for all stock-based awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. The adoption of SFAS 123R results in higher amounts of stock-based compensation expense for awards granted after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB 25. The grant date fair value of our stock-based awards was determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model.

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, restricted common stock, restricted stock units and Class A nonvoting common stock, requires judgment by management on a number of assumptions. Changes in key assumptions will significantly impact the valuation of such instruments. Because there had been no public market for our stock prior to our initial public offering in October 2006, our board of directors determined the fair value of our common stock based upon, among other things, internal valuation analyses prepared by management, which considered sales of our common stock to unrelated independent third parties.

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

The intrinsic value of outstanding vested and unvested stock options at December 31, 2007, was $64.8 million based on the last reported price for our common stock on The NASDAQ Global Market on December 31, 2007. The intrinsic value of options outstanding does not impact the amount of stock-based compensation expense to be recorded in future periods. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. In the fourth quarter of 2006, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it was more likely than not that we would realize sufficient earnings to utilize a portion of our deferred tax assets. Accordingly, we partially reduced the valuation allowance against deferred tax assets and recorded a tax benefit of $7.4 million in the fourth quarter of 2006. In the fourth quarter of 2007, we were able to develop expectations of future taxable income and estimate other relevant factors sufficiently in the future to conclude that it was more likely than not that we will realize sufficient earnings to utilize all of our deferred tax assets. Accordingly, we reversed the remaining valuation allowance against deferred tax assets and recorded a tax benefit of $18.9 million in the fourth quarter of 2007. As of December 31, 2007, we had no remaining valuation allowance and we will not be able to recognize any such tax benefits in the future.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates in 2006 and 2007 differed from the statutory federal tax rate primarily due to the releases of our valuation allowance against deferred tax assets in those years. We expect our effective tax rate will be more in line with statutory federal and state tax rates in 2008; however, due to the large amount of remaining net operating loss credit carryforwards, we expect to pay federal and state taxes at or below the alternative minimum tax rate, which is approximately 3%, on a cash basis in 2008. Future changes in various factors, such as the amount of stock-based compensation we record during the year, potential limitations on the use of our federal and state net operating loss credit carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

Our net operating losses and tax credit carryforwards were available without annual limitations as of December 31, 2007. For tax return purposes, we had net operating loss carryforwards at December 31, 2007 of approximately $100.1 million and $68.7 million for U.S. federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $58.3 million and $55.4 million, respectively. Federal and state net operating loss deductions resulting from stock option exercises are not included in the deferred income tax table in Note 5 to the Consolidated Financial Statements. The benefit of these future net operating loss deductions, when realized, will be recognized as a credit to additional paid-in capital. Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us. For example, net operating loss and tax credit carryforwards from prior years are used to reduce taxes currently payable prior to deductions from stock option exercises for purposes of financial reporting, while for tax return purposes, current year stock compensation deductions are generally used before net operating loss carryforwards. Indirect effects of excess tax benefits, such as the effect on research and development tax credits, are not considered. In accordance with SFAS 123R, only realized excess tax benefits are reflected in the financial statements. Excess tax benefits are classified in the statements of cash flows as a financing cash inflow and an operating cash outflow.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement approach for uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. We recognized no cumulative effect adjustment upon adoption of FIN 48 on January 1, 2007, because our uncertain tax positions on that date ($1.1 million) had a full valuation allowance recorded against them. As of December 31, 2007, we had approximately $2.4 million of unrecognized benefits. See Note 5 to the Consolidated Financial Statements for additional information regarding income taxes.

We have elected to record interest and penalties related to uncertain tax positions as income tax expense in our consolidated financial statements in accordance with FIN 48.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the years ended December 31, 2005, 2006 and 2007 (dollars in thousands):

	Year Ended December 31,
	2005		2006		2007
Revenue:
Commission	$41,237	99%	$58,943	96%	$81,502	93%
Sponsorship, licensing and other	515	1	2,367	4	6,289	7

Total revenue	41,752	100	61,310	100	87,791	100
Operating costs and expenses:
Cost of revenue-sharing	614	2	1,305	2	1,702	2
Marketing and advertising	17,786	43	21,405	35	29,497	34
Customer care and enrollment	8,822	21	10,991	18	12,137	14
Technology and content	8,054	19	10,137	17	12,393	14
General and administrative	7,108	17	9,482	15	16,046	18

Total operating costs and expenses	42,384	102	53,320	87	71,775	82

Income (loss) from operations	(632)	(2)	7,990	13	16,016	18
Interest and other income, net	239	1	1,326	2	5,287	6

Income (loss) before income taxes	(393)	(1)	9,316	15	21,303	24
Provision (benefit) for income taxes	21	0	(7,161)	(12)	(10,292)	(12)

Net income (loss)	$(414)	(1)%	$16,477	27%	$31,595	36%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Year Ended December 31,
	2005	2006	2007
Marketing and advertising	$97	$47	$218
Customer care and enrollment	6	42	138
Technology and content	62	226	611
General and administrative	26	139	539

Total	$191	$454	$1,506

Years Ended December 31, 2005, 2006 and 2007

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue for the years ended December 31, 2005, 2006 and 2007 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change		Year Ended December 31, 2006	Change		Year Ended December 31, 2007
		$	%		$	%
Revenue:
Commission	$41,237	$17,706	43%	$58,943	$22,559	38%	$81,502
Sponsorship, licensing and other	515	1,852	360%	2,367	3,922	166%	6,289

Total revenue	$41,752	$19,558	47%	$61,310	$26,481	43%	$87,791

2007 compared to 2006—Total revenue increased $26.5 million, or 43%, in 2007 compared to 2006, primarily due to an increase in commission revenue as a result of an increase in our membership. Our estimated membership increased approximately 32% to 518,400 at December 31, 2007 from 393,900 at December 31, 2006. Included in commission revenue for 2006 and 2007 was $0.5 million and $0.7 million of commission revenue, respectively, we recognized from certain small business members who were transferred to us by a partner with whom we share a percentage of the ongoing commissions we receive on these transferred policies. Commission revenue for 2006 also included the recognition of $0.5 million of revenue related to commissions received from a single health insurance carrier during 2005, which was included in deferred revenue at December 31, 2005. Sponsorship, licensing and other revenue increased $3.9 million in 2007 compared to 2006, primarily due to the sale of additional carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

2006 compared to 2005—Total revenue increased $19.6 million, or 47%, in 2006 compared to 2005, primarily due to an increase in commission revenue as a result of an increase in our membership. Our estimated membership increased approximately 42% to 393,900 at December 31, 2006 from 277,600 at December 31, 2005. Included in commission revenue for 2006 was $0.5 million of commission revenue we recognized from certain small business members who were transferred to us by a partner with whom we share a percentage of the ongoing commissions we receive on these transferred policies. Sponsorship, licensing and other revenue increased $1.9 million in 2006 compared to 2005, primarily due to the sale of additional carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

All revenue for all periods presented was generated from customers located in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the year ended December 31, 2007:

	Years Ended December 31,
	2005	2006	2007
UnitedHealthcare	22%	20%	19%
Wellpoint	26%	22%	18%
Aetna	3%	7%	11%

We expect total revenue to increase in absolute dollars as a result of growth in our membership base.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing for the years ended December 31, 2005, 2006 and 2007 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change		Year Ended December 31, 2006	Change		Year Ended December 31, 2007
		$	%		$	%
Cost of revenue-sharing	$614	$691	113%	$1,305	$397	30%	$1,702
Percentage of total revenue	1%			2%			2%

2007 compared to 2006—Cost of revenue-sharing increased $0.4 million, or 30%, in 2007 compared to 2006, primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing for both 2006 and 2007 was $0.3 million of revenue-sharing expense, related to commission revenue we recognized during the year associated with a partner who is in the process of transferring certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both 2006 and 2007.

2006 compared to 2005—Cost of revenue-sharing increased $0.7 million, or 113%, in 2006 compared to 2005, primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing for 2006 was $0.3 million of revenue-sharing expense associated with a partner who transferred certain small business members to us as discussed above. As a percentage of total revenue, cost of revenue-sharing increased to 2% in 2006 from 1% in 2005.

We expect cost of revenue-sharing to increase in absolute dollars in 2008 compared to 2007.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2005, 2006 and 2007 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change		Year Ended December 31, 2006	Change		Year Ended December 31, 2007
		$	%		$	%
Marketing and advertising	$17,786	$3,619	20%	$21,405	$8,092	38%	$29,497
Percentage of total revenue	43%			35%			34%

2007 compared to 2006—Marketing and advertising expenses increased by $8.1 million, or 38%, in 2007 compared to 2006. This was primarily due to an increase in online advertising expenses of $5.6 million resulting from an increase in paid keyword search advertising costs on Internet search engines as the volume of click-throughs from the online advertising channel increased during 2007 compared to 2006. Marketing partner expenses increased $1.3 million due to the growth in the number of applications submitted on our website through the marketing partner channel during 2007 compared to 2006. Additionally, direct advertising expenses increased $0.4 million as a result of television and other marketing initiatives. Compensation and benefit costs increased $0.6 million and public relations expenses increased $0.4 million. Our acquisition cost per member, if measured as total marketing and advertising expenses for a period divided by the number of members included on applications for individual and family product offerings submitted during the period, increased 11% to $51.30 in 2007 from $46.33 in 2006, primarily due to the increases in online advertising and marketing partner channel expenses. As a percentage of total revenue, total marketing and advertising expenses decreased to 34% in 2007 from 35% in 2006.

2006 compared to 2005—Marketing and advertising expenses increased by $3.6 million, or 20%, in 2006 compared to 2005. This was primarily due to a $3.8 million increase in marketing partner channel expenses. Additionally, online advertising expenses increased $0.8 million due to an increase in paid keyword search advertising costs, partially offset by a $0.9 million decrease in expense related to publicity campaigns during 2006. The growth in advertising expenses was primarily related to an increase in the number of applications submitted on our website through the marketing partner channel and an increase in the volume of click-throughs through the online advertising channel during 2006 compared to 2005. Our acquisition cost per member, if measured as total marketing and advertising expenses for a period divided by the number of members included on applications for individual and family product offerings submitted during the period, decreased 10% to $46.33 in 2006 from $50.62 in 2005, primarily due to the increased efficiencies in our online marketing programs. As a percentage of total revenue, total marketing and advertising expenses decreased to 35% in 2006 from 43% in 2005.

We expect the average cost of acquiring new members to increase in 2008 compared to 2007 as a result of several factors, including an increase in the amounts we spend on direct advertising and online marketing programs including paid keyword search advertising and an increase in stock-based compensation costs from additional equity grants to marketing and advertising employees. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, our participation in cooperative advertising programs in which we receive reimbursements from certain health insurance carriers for a portion of our advertising costs and fluctuations in the percentage of consumers referred to our website who submit health insurance applications. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

We expect our marketing and advertising expense to increase in absolute dollars and as a percentage of revenue in 2008 compared to 2007 as a result of an increase in the amounts we spend on direct advertising and online marketing programs including paid keyword search advertising and an increase in stock-based compensation costs from additional equity grants to our marketing and advertising employees.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2005, 2006 and 2007 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change		Year Ended December 31, 2006	Change		Year Ended December 31, 2007
		$	%		$	%
Customer care and enrollment	$8,822	$2,169	25%	$10,991	$1,146	10%	$12,137
Percentage of total revenue	21%			18%			14%

2007 compared to 2006—Customer care and enrollment expenses increased by $1.1 million, or 10%, in 2007 compared to 2006, primarily due to an increase of $0.8 million in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 14% in 2007 from 18% in 2006 as a result of economies of scale achieved by our customer care and enrollment operations in 2007.

2006 compared to 2005—Customer care and enrollment expenses increased by $2.2 million, or 25%, in 2006 compared to 2005, primarily due to an increase of $1.7 million in compensation and benefit costs associated with an increase in the number of personnel. As a percentage of total revenue, customer care and enrollment expenses decreased to 18% in 2006 from 21% in 2005 as a result of economies of scale achieved by our customer care and enrollment operations in 2006.

Although we expect our customer care and enrollment expenses to decrease as a percentage of total revenue in 2008 compared to 2007, we expect customer care and enrollment expenses to increase in absolute dollars in 2008 as we hire additional personnel to service the growth in health insurance applications submitted through our website and due to an increase in stock-based compensation costs from additional equity grants to our customer care and enrollment employees.

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2005, 2006 and 2007 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change		Year Ended December 31, 2006	Change		Year Ended December 31, 2007
		$	%		$	%
Technology and content	$8,054	$2,083	26%	$10,137	$2,256	22%	$12,393
Percentage of total revenue	19%			17%			14%

2007 compared to 2006—Technology and content expenses increased by $2.3 million, or 22%, in 2007 compared to 2006. This increase was primarily due to a $1.0 million increase in compensation and benefit costs associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Stock-based compensation costs increased $0.4 million due to additional equity award grants to employees in 2007. Data center expenses increased $0.3 million due to new hardware and software maintenance agreements and repairs. As a percentage of total revenue, technology and content costs decreased to 14% in 2007 from 17% in 2006 as a result of economies of scale achieved by our technology and content operations in 2007.

2006 compared to 2005—Technology and content expenses increased by $2.1 million, or 26%, in 2006 compared to 2005. This increase was primarily due to a $1.2 million increase in compensation and benefit costs associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Additionally, technology and content expenses increased as a result of a $0.3 million increase in facility-related expenses due to our new leased data center in San Jose, California and our new office lease in Xiamen, China. As a percentage of total revenue, technology and content costs decreased to 17% in 2006 from 19% in 2005 as a result of economies of scale achieved by our technology and content operations in 2006.

We expect our technology and content expenses to increase in absolute dollars in 2008 compared to 2007 due to an increase in stock-based compensation costs from additional equity grants to our technology and content employees and due to our continued focus on technology development, including the enhancement of our ecommerce platform. Additionally, our technology and content expenses could increase significantly if we decide to pursue expansion opportunities outside of the United States.

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2005, 2006 and 2007 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change		Year Ended December 31, 2006	Change		Year Ended December 31, 2007
		$	%		$	%
General and administrative	$7,108	$2,374	33%	$9,482	$6,564	69%	$16,046
Percentage of total revenue	17%			15%			18%

2007 compared to 2006—General and administrative expenses increased by $6.6 million, or 69%, in 2007 compared to 2006, primarily due to an increase in compensation, benefit and recruiting costs of $2.4 million associated with increased personnel in our finance and legal departments. We also incurred additional costs associated with operating as a public company for the full year of 2007, including an increase in accounting, audit and other professional service fees of $2.3 million, an increase in legal fees of $0.5 million, an increase in directors and officers insurance costs of $0.4 million and an increase in stock-based compensation expense of $0.4 million due to additional equity grants to employees in 2007. As a percentage of total revenue, general and administrative expenses increased to 18% in 2007 from 15% in 2006.

2006 compared to 2005—General and administrative expenses increased by $2.4 million, or 33%, in 2006 compared to 2005, primarily due to an increase in compensation and benefit costs of $1.3 million associated with increased personnel in our finance and legal departments. We also incurred additional costs associated with operating as a public company including an increase in accounting and audit service fees of $0.4 million and an increase in facility-related expenses increased $0.2 million as a result of the increased general and administrative personnel. As a percentage of total revenue, general and administrative expenses decreased to 15% in 2006 from 17% in 2005 as a result of our revenue growing at a higher rate than general and administrative expenses.

Although we expect our general and administrative expenses to decrease as a percentage of total revenue in 2008 compared to 2007, we expect our general and administrative expenses to continue to increase in absolute dollars in 2008 due to the increased costs necessary to support the growth in our business. Additionally, general and administrative expenses are expected to increase in 2008 due to an increase in stock-based compensation costs from additional equity grants to general and administrative employees.

Interest and Other Income, Net

The following table presents our interest and other income, net, for the years ended December 31, 2005, 2006 and 2007 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change		Year Ended December 31, 2006	Change		Year Ended December 31, 2007
		$	%		$	%
Interest and other income, net	$239	$1,087	455%	$1,326	$3,961	299%	$5,287
Percentage of total revenue	1%			2%			6%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

2007 compared to 2006—Interest and other income, net, increased $4.0 million, or 299%, in 2007 compared to 2006. This increase was primarily due to an increase in interest income from our invested cash, cash equivalents and marketable securities. Interest income totaled $5.4 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively. Cash, cash equivalents and marketable securities increased primarily from cash generated from operations during 2007. Additionally, the average yield earned on our invested cash, cash equivalents and marketable securities increased in 2007 compared to 2006.

2006 compared to 2005—Interest and other income, net, increased $1.1 million, or 455%, in 2006 compared to 2005. This increase was primarily due to an increase in interest income from our invested cash and cash equivalents. Interest income totaled $1.4 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. Cash and cash equivalents increased in 2006 from 2005 primarily as a result of the proceeds we received from our initial public offering in October 2006 and from cash generated from operations during 2006. Additionally, the average yield earned on our invested cash and cash equivalents increased in 2006 compared to 2005.

We expect interest and other income, net, to decrease in absolute dollars in 2008 compared to 2007 as a result of an expected decrease in the average yield we earn on our invested cash, cash equivalents and marketable securities.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the year ended December 31, 2005, 2006 and 2007 and the dollar change from the prior year (dollars in thousands):

	Year Ended December 31, 2005	Change	Year Ended December 31, 2006	Change	Year Ended December 31, 2007
		$		$
Provision (benefit) for income taxes	$21	$(7,182)	$(7,161)	$(3,131)	$(10,292)
Percentage of total revenue	0%		(12)%		(12)%

2007—In the fourth quarter of 2007, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it was more likely than not that we will realize sufficient earnings to utilize all of our deferred tax assets. Accordingly, we reversed the remaining valuation allowance against deferred tax assets and recorded a tax benefit of $18.9 million. This benefit was partially offset by a provision for income taxes of $8.6 million for 2007.

2006—In the fourth quarter of 2006, we concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods and other factors, that it was more likely than not that we would realize sufficient earnings to utilize a portion of our deferred tax assets. Accordingly, we partially reduced the valuation allowance against deferred tax assets and recorded a tax benefit of $7.4 million in 2006. This benefit was partially offset by a provision for income taxes of $0.3 million for 2006.

2005—We recorded a provision for income taxes in 2005 attributable to federal alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against taxable income earned in 2005 under current tax regulations.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	Years Ended December 31,
	2005	2006	2007
Net cash provided by (used in):
Operating activities	$2,617	$11,412	$26,192
Investing activities	(1,239)	(2,253)	(41,671)
Financing activities	(682)	71,713	6,452

At December 31, 2007, our cash, cash equivalents and marketable securities totaled $121.5 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of 90 days or less from the date of purchase and marketable securities are comprised primarily of highly liquid financial instruments with original maturities of more than 90 days to less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

Operating Activities

Cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $26.2 million during the year ended December 31, 2007, primarily due to $31.6 million of net income, $1.7 million in non-cash depreciation and amortization expenses, $1.5 million in non-cash stock-based compensation expense, a $1.0 million increase in accrued compensation and benefits, a $0.8 million increase in accrued marketing expenses, a $0.4 million increase in other current liabilities, a $0.4 million increase in deferred revenue and a $0.3 million increase in accounts payable. These items were partially offset by a $10.3 million benefit from the recognition of deferred income tax assets, a $0.6 million increase in accounts receivable and a $0.5 million increase in other assets.

Our operating activities generated cash of $11.4 million during the year ended December 31, 2006, primarily due to $16.5 million of net income, $1.5 million in non-cash depreciation and amortization expenses, $0.5 million in non-cash stock-based compensation expense, a $0.7 million increase in other current liabilities, a $0.7 million increase in accrued compensation and benefits and a $0.6 million increase in accrued marketing expenses. These items were partially offset by a $7.4 million benefit from the recognition of deferred income tax assets, a $1.0 million increase in prepaid expenses and other current assets, a $0.6 million increase in accounts receivable and a $0.5 million decrease in deferred revenue.

Our operating activities generated cash of $2.6 million during the year ended December 31, 2005, primarily due to $1.1 million of non-cash depreciation and amortization expenses, a $0.6 million increase in accrued compensation and benefits and a $0.5 million increase in deferred revenue, primarily related to a single health insurance carrier whose commission revenue we deferred during 2005 due to our inability to estimate an allowance for forfeitures. These items were partially offset by a net loss of $0.4 million.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth. Marketable securities generally consist of highly liquid, investment grade corporate and U.S. government-sponsored enterprise bonds, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We did not realize any material gains or losses on the sale of marketable securities during the years ended December 31, 2005, 2006 and 2007.

Cash used in investing activities of $41.7 million during the year ended December 31, 2007 was primarily attributable to purchases of marketable securities of $54.3 million and capital expenditures of $1.8 million, partially offset by sales and maturities of marketable securities of $9.0 million and $5.5 million, respectively.

Cash used in investing activities of $1.2 million and $2.3 million during the years ended December 31, 2005 and 2006, respectively, were primarily attributable to capital expenditures. We expect capital expenditures to increase in 2008 compared to 2007.

Financing Activities

Cash provided by financing activities of $6.5 million during the year ended December 31, 2007 was primarily due to $6.9 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.3 million of costs paid related to our initial public offering.

Cash provided by financing activities of $71.7 million during the year ended December 31, 2006 was primarily due to $74.8 million in proceeds received from our initial public offering, plus $0.5 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $3.3 million of costs incurred in connection with our initial public offering.

Cash used in financing activities of $0.7 million during the year ended December 31, 2005 was primarily due to $1.0 million of costs incurred in connection with our initial public offering, less proceeds received from the issuance of common stock pursuant to stock option exercises of $0.4 million.

Future Needs

We believe that cash generated from operations and our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of December 31, 2007 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2008	$2,720	$609	$3,329
2009	2,207	442	2,649
2010	1,144	144	1,288
2011	997	—	997
2012	971	—	971

Total	$8,039	$1,195	$9,234

Operating Lease Obligations

We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in December 2012. In addition, we lease equipment under operating leases that range in original terms from three to over five years, the latest of which expires in July 2012. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

Service and Licensing Obligations

We have entered into service and licensing agreements with third-party vendors to provide various services including, website development, website hosting, network access and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in March 2010. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

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

Interest Rate Sensitivity

As of December 31, 2007, we had cash and cash equivalents of $81.4 million, which consisted primarily of cash and highly liquid money market instruments and commercial paper with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $40.1 million, which consisted primarily of highly liquid corporate and U.S. government-sponsored enterprise bonds, commercial paper and certificates of deposit with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had fallen by 10% in 2007, our interest income would have declined approximately $0.5 million, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and, at times such marketable securities may be in excess of federally insured limits. As of December 31, 2007, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2007
Cash and money market accounts:
Financial sector	$59,872
Bonds, commercial paper and certificates of deposit:
Financial sector	34,862
Industrial sector	13,418
Government sector	11,322
Utility sector	2,040

Total cash, cash equivalents and marketable securities	$121,514

We do not require collateral or other security for our accounts receivable. As of December 31, 2007, two carriers each represented 10% or more of our total accounts receivable and, in aggregate, represented 29%, or $0.4 million, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, eHealth, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 17, 2008

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$90,316	$81,395
Marketable securities	158	40,119
Accounts receivable	717	1,300
Deferred income taxes	2,257	13,240
Prepaid expenses and other current assets	1,926	2,098

Total current assets	95,374	138,152
Property and equipment, net	3,936	3,791
Deferred income taxes	5,165	4,535
Other assets	453	975

Total assets	$104,928	$147,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,440	$1,495
Accrued compensation and benefits	3,743	4,849
Accrued marketing expenses	1,647	2,454
Deferred revenue	62	436
Other current liabilities	1,979	2,073

Total current liabilities	8,871	11,307
Other non-current liabilities	317	252
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2007	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,748,932 and 24,686,842 shares issued and outstanding at December 31, 2006 and 2007, respectively	22	25
Additional paid-in capital	159,576	167,847
Deferred stock-based compensation	(254)	(104)
Accumulated deficit	(63,655)	(32,060)
Accumulated other comprehensive income	51	186

Total stockholders’ equity	95,740	135,894

Total liabilities and stockholders’ equity	$104,928	$147,453

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2006	2007
Revenue:
Commission	$41,237	$58,943	$81,502
Sponsorship, licensing and other	515	2,367	6,289

Total revenue	41,752	61,310	87,791
Operating costs and expenses:
Cost of revenue-sharing	614	1,305	1,702
Marketing and advertising	17,786	21,405	29,497
Customer care and enrollment	8,822	10,991	12,137
Technology and content	8,054	10,137	12,393
General and administrative	7,108	9,482	16,046

Total operating costs and expenses	42,384	53,320	71,775

Income (loss) from operations	(632)	7,990	16,016
Interest and other income, net	239	1,326	5,287

Income (loss) before income taxes	(393)	9,316	21,303
Provision (benefit) for income taxes	21	(7,161)	(10,292)

Net income (loss)	$(414)	$16,477	$31,595

Comprehensive income (loss):
Net income (loss)	$(414)	$16,477	$31,595
Change in unrealized gain on investments, net of taxes	—	—	58
Foreign currency translation adjustment	25	26	77

Total comprehensive income (loss)	$(389)	$16,503	$31,730

Net income (loss) per share:
Basic – common stock	$(0.09)	$1.91	$1.37
Basic – Class A nonvoting common stock	$(0.09)	$1.91	—
Diluted – common stock	$(0.09)	$0.80	$1.22
Diluted – Class A nonvoting common stock	$(0.09)	$0.80	—
Net income (loss):
Allocated to common stock	$(414)	$16,391	$31,595
Allocated to Class A nonvoting common stock	—	86	—

Net income (loss)	$(414)	$16,477	$31,595

Weighted-average number of shares used in per share amounts:
Basic – common stock	4,661	8,590	23,092
Basic – Class A nonvoting common stock	3	45	—
Diluted – common stock	4,661	20,572	25,797
Diluted – Class A nonvoting common stock	3	45	—

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumu- lated Deficit	Accum- ulated Other Compre- hensive Income	Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	2,549	$11,947	2,123	$42,211	5,616	$32,212	4,581	$5	—	$—	$1,421	$(104)	$(79,718)	$—	$(78,396)
Issuance of common stock in connection with exercise of common stock options	—	—	—	—	—	—	208	—	—	—	362	—	—	—	362
Issuance of Class A nonvoting restricted common stock awards to employees, net of reversals for terminated employees	—	—	—	—	—	—	—	—	257	—	—	—	—	—	—
Stock-based compensation related to Class A nonvoting restricted common stock awards	—	—	—	—	—	—	—	—	—	—	49	—	—	—	49
Stock-based compensation related to change in terms of common stock options granted to employees	—	—	—	—	—	—	—	—	—	—	83	—	—	—	83
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	42	—	—	42
Stock-based compensation related to non-employees	—	—	—	—	—	—	—	—	—	—	3	—	—	—	3
Stock-based compensation related to Series B convertible preferred stock and common stock warrants issued in connection with marketing alliances	—	—	—	13	—	—	—	—	—	—	1	—	—	—	1
Expiration of Series B convertible preferred stock warrants	—	—	—	(64)	—	—	—	—	—	—	64	—	—	—	64
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	25	25
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(414)	—	(414)

Balance at December 31, 2005	2,549	11,947	2,123	42,160	5,616	32,212	4,789	5	257	—	1,983	(62)	(80,132)	25	(78,181)

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumu- lated Deficit	Accum- ulated Other Compre- hensive Income	Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock in connection with exercise of common stock options	—	—	—	—	—	—	218	—	—	—	476	—	—	—	476
Issuance of Class A nonvoting restricted common stock awards to employees, net of reversals for terminated employees	—	—	—	—	—	—	—	—	36	—	—	—	—	—	—
Stock-based compensation related to employees	—	—	—	—	—	—	—	—	—	—	283	—	—	—	283
Stock-based compensation related to Class A nonvoting restricted common stock awards	—	—	—	—	—	—	—	—	—	—	108	—	—	—	108
Deferred stock-based compensation related to Class A nonvoting restricted common stock awards granted to employees and accounted for in accordance with APB No. 25, net of reversals for terminated employees	—	—	—	—	—	—	—	—	—	—	255	(255)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	63	—	—	63
Conversion of convertible preferred stock and Class A nonvoting common stock to common stock	(2,549)	(11,947)	(2,123)	(42,160)	(5,616)	(32,212)	10,992	11	(293)	—	86,308	—	—	—	86,319
Proceeds from initial public offering	—	—	—	—	—	—	5,750	6	—	—	70,163	—	—	—	70,169
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	—	—	—	—	—	16,477	—	16,477

Balance at December 31, 2006	—	—	—	—	—	—	21,749	22	—	—	159,576	(254)	(63,655)	51	95,740

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumu- lated Deficit	Accum- ulated Other Compre- hensive Income	Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units	—	—	—	—	—	—	2,940	3	—	—	6,865	—	—	—	6,868
Termination of employee restricted common stock awards	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—	—
Stock-based compensation related to employees	—	—	—	—	—	—	—	—	—	—	1,388	—	—	—	1,388
Amortization of deferred stock-based compensation net of adjustments for terminated employees	—	—	—	—	—	—	—	—	—	—	(32)	150	—	—	118
Tax benefit for stock option transactions	—	—	—	—	—	—	—	—	—	—	50	—	—		50
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	77	77
Net income	—	—	—	—	—	—	—	—	—	—	—	—	31,595	—	31,595

Balance at December 31, 2007	—	$—	—	$—	—	$—	24,687	$25	—	$—	$167,847	$(104)	$(32,060)	$186	$135,894

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2006	2007
Operating activities
Net income (loss)	$(414)	$16,477	$31,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	(7,422)	(10,303)
Depreciation and amortization	1,136	1,526	1,709
Stock-based compensation expense	191	454	1,506
Excess tax benefits from stock-based compensation	—	—	(50)
Deferred rent	168	122	(40)
Loss on disposal of property and equipment	17	—	30
Changes in operating assets and liabilities:
Accounts receivable	(96)	(589)	(583)
Prepaid expenses and other current assets	15	(954)	(11)
Other assets	13	(44)	(524)
Accounts payable	163	209	308
Accrued compensation and benefits	649	740	958
Accrued marketing expenses	104	620	807
Deferred revenue	520	(461)	374
Other current liabilities	151	734	416

Net cash provided by operating activities	2,617	11,412	26,192

Investing activities
Purchases of property and equipment	(1,337)	(2,248)	(1,777)
Proceeds from the sale of property and equipment	—	—	14
Changes in restricted cash	101	—	—
Changes in restricted investments	(3)	(5)	—
Purchases of marketable securities	—	—	(54,343)
Sales of marketable securities	—	—	8,952
Maturities of marketable securities	—	—	5,483

Net cash used in investing activities	(1,239)	(2,253)	(41,671)

Financing activities
Proceeds from initial public offering	—	74,752	—
Costs incurred in connection with initial public offering	(1,022)	(3,309)	(252)
Net proceeds from exercise of common stock options	362	476	6,868
Excess tax benefits from stock-based compensation	—	—	50
Principal payments in connection with capital leases	(22)	(206)	(214)

Net cash (used in) provided by financing activities	(682)	71,713	6,452

Effect of exchange rate changes on cash and cash equivalents	12	29	106

Net increase (decrease) in cash and cash equivalents	708	80,901	(8,921)
Cash and cash equivalents at beginning of period	8,707	9,415	90,316

Cash and cash equivalents at end of period	$9,415	$90,316	$81,395

Supplemental disclosure of non-cash activities
Capital lease obligations incurred (terminated)	$—	$406	$(6)

Conversion of preferred stock into common stock	$—	$86,319	$—

Supplemental disclosure of cash flows
Cash paid for interest	$17	$30	$7

Cash paid for income taxes	$—	$30	$487

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (“the Company,” “we” or “us”) offers Internet-based insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

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

Principles of Consolidation—The consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Segments—We operate in one business segment. See Note 8—Segment and Geographic Information for additional information regarding our business segment.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, valuation allowance for deferred income taxes, provision for income taxes, our assessment whether internal use software and website development costs will result in additional functionality and the assumptions used in determining stock-based compensation which included estimating the value of our common stock prior to our initial public offering (“IPO”) in October 2006. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. We classify all of our cash equivalents as available-for-sale. Cash and cash equivalents are stated at fair value.

Marketable Securities—We invest in accordance with a policy that seeks to preserve principal while maximizing income without significantly increasing risk. The policy limits investments to certain types of highly

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquid securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. It is our policy to review our marketable securities on at least a quarterly basis to determine if any security is not in compliance with our policy. Additionally, our investment managers are required to inform us within three business days of any credit rating downgrade resulting in non-compliance with our investment policy.

All of our marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We do not have any marketable securities classified as held-to-maturity or trading. Marketable securities are carried at their fair value, based on quoted market prices or other available information, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Realized gains and losses on marketable securities are recognized in earnings as a component of interest and other income, net in the statements of operations. The cost of investments sold is based on the specific identification method.

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. In response to changes in the availability of and the yield on alternative investments, we may sell certain securities prior to their stated maturities. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

It is our policy to review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the fair value has been less than the cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for recovery of fair value. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, we would reduce the investment’s carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded as incurred in our consolidated statements of operations.

See Note 2—Balance Sheet Accounts for additional information regarding our marketable securities.

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

See Note 2—Balance Sheet Accounts for additional information regarding our property and equipment.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate other long-lived assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No long-lived assets were deemed impaired during the three-year period ended December 31, 2007.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities (including accrued compensation and benefits, accrued marketing expenses and other current liabilities), approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate the fair value of these obligations based upon our best estimates of interest rates that would be available for similar debt obligations at December 31, 2006 and 2007.

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We invest our cash, cash equivalents and marketable securities with major banks and financial institutions and, at times, such investments may be in excess of federally insured limits. As of December 31, 2007, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2007
Cash and money market accounts:
Financial sector	$59,872
Bonds, commercial paper and certificates of deposit:
Financial sector	34,862
Industrial sector	13,418
Government sector	11,322
Utility sector	2,040

Total cash, cash equivalents and marketable securities	$121,514

We do not require collateral or other security for our accounts receivable. As of December 31, 2007, two carriers each represented 10% or more of our total accounts receivable and, in aggregate, represented 29%, or $0.4 million, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at December 31, 2007.

Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the year ended December 31, 2007:

	Year Ended December 31,
	2005	2006	2007
UnitedHealthcare	22%	20%	19%
Wellpoint	26%	22%	18%
Aetna	3%	7%	11%

Revenue attributable to individual and family product offerings in the years ended December 31, 2005, 2006 and 2007 represented approximately 82%, 83% and 85% of our commission revenue, respectively. We define

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Seasonality—The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses, which are expensed as incurred, generally have increased or decreased in conjunction with these seasonal patterns. As such, our marketing and advertising as a percentage of revenue are generally higher in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter.

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

Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance policies that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance product for which we are entitled to receive compensation from an insurance carrier. Our compensation generally represents a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the policy. Our services are complete when a carrier has approved an application. Commissions are deemed fixed or determinable and collectibility is reasonably assured when commission amounts have been reported to us by a carrier. We recognize commission override revenue when reported to us by a carrier based on the actual attainment of predetermined target sales levels or other objectives as determined by the carrier.

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second communication corroborating the amount reported in the first communication within ten business days. If the second corroborating communication is not received within ten business days, we recognize revenue in the period the second communication is received. We use the data in the commission statement to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures. Insurance carriers typically pay us cash commission payments monthly, after they receive the premium payment from the member and we generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. The allowance for forfeitures payable to carriers totaled $0.4 million at both December 31, 2006 and 2007, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

We also generate revenue from the licensing of our technology to third parties, such as carriers and agents. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party. In addition, these license agreements generally include performance criteria that is either measured based on data that is tracked by us or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred Revenue—Deferred revenue consists of deferred technology licensing implementation fees as well as amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. We also defer amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts.

Included in deferred revenue at December 31, 2005 was $0.5 million of commission reported and paid to us by a carrier that, effective January 2005, changed its basis for calculating and reporting commission amounts from a percentage of the premium it collected to a percentage of the premium it billed. We initially did not have sufficient historical forfeiture experience to estimate and record an appropriate allowance for forfeitures for this carrier and, accordingly, we deferred all commission amounts reported to us by the carrier in 2005. During 2006, we determined that we had sufficient experience to estimate an allowance for forfeitures for this carrier and recognized as commission revenue all amounts previously deferred.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We participate in cooperative advertising programs with several of our partners whereby they reimburse us for a portion of our advertising costs. The amounts our partners will reimburse us for advertising are typically determined at the beginning of each year and we are able to choose when to advertise and receive the related reimbursement throughout the year.

Advertising costs incurred have been classified as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Contra-commission revenue	$22	$18	$15
Cost of revenue-sharing	557	1,286	1,701
Marketing and advertising expense	12,859	16,880	24,141

Total advertising costs	$13,438	$18,184	$25,857

Costs associated with revenue-sharing of commissions with a health insurance carrier have been offset against commission revenue in the accompanying consolidated statements of operations and comprehensive income (loss), while costs associated with revenue-sharing of commissions with partners have been included in cost of revenue-sharing.

Customer Care and Enrollment—Customer care and enrollment expenses primarily consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process.

Technology and Content—Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website.

Research and Development—Research and development expenses consist primarily of compensation and related expenses incurred for enhancements to the functionality of our websites. Research and development costs, which totaled $3.2 million, $3.7 million and $4.1 million for the years ended December 31, 2005, 2006 and 2007, respectively, are included in technology and content expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Internal-Use Software and Website Development Costs—We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. Through December 31, 2007, a majority of our internal-use software and website development costs have been expensed as incurred.

General and Administrative—General and administrative expenses include compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Stock-Based Compensation—Effective January 1, 2006, we adopted SFAS No. 123R (“SFAS 123R”), Share-Based Payment, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted on or after January 1, 2006, and to awards modified, repurchased or cancelled on or after January 1, 2006. We account for equity grants issued prior to January 1, 2006 in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. In addition, prior to January 1, 2006, we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure using the minimum value method. Stock-based compensation expense recognized during the years ended December 31, 2006 and 2007 consisted of 1) stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which were calculated in accordance with APB 25, and 2) stock-based compensation for all stock-based awards granted on or after to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. Results for the year ended December 31, 2005 have not been restated. We are recognizing stock-based compensation expense under SFAS 123R only for those equity awards expected to vest. As of December 31, 2007, historical actual and estimated future forfeitures of our awards have been immaterial. Changes in estimated forfeitures are recorded as a cumulative catch up adjustment in the period when they occur.

We estimate the fair value of stock options granted after the adoption of SFAS 123R using the Black-Scholes-Merton pricing model and a single option award approach. This fair value is then recognized in expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The weighted-average expected terms for stock options granted during the years ended December 31, 2006 and 2007 were calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of the most similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of the most similar public companies. We have used

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment in selecting these companies, as well as evaluating our available historical and implied volatility for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2007, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options.

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

Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us. For example, net operating loss and tax credit carryforwards from prior years are used to reduce taxes currently payable prior to deductions from stock option exercises for purposes of financial reporting, while for tax return purposes, current year stock compensation deductions are generally used before net operating loss carryforwards. Indirect effects of excess tax benefits, such as the effect on research and development tax credits, are not considered. In accordance with SFAS 123R, only realized excess tax benefits are reflected in the financial statements. Excess tax benefits are classified in the statements of cash flows as a financing cash inflow and an operating cash outflow.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement approach for uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. We recognized no cumulative effect adjustment upon adoption of FIN 48 on January 1, 2007, because our uncertain tax positions on that date had a full valuation allowance recorded against them.

Foreign Currency Translation—Our only foreign subsidiary is located in Xiamen, China. The functional currency of our foreign subsidiary is its local currency (the Chinese Yuan Renminbi) and its financial statements

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are translated into U.S. Dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation adjustments are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive income. We did not recognize any material gains or losses resulting from foreign currency transactions during the years ended December 31, 2005, 2006 or 2007.

Comprehensive Income (Loss)—In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss), including net income (loss), are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses and unrealized gains and losses on cash equivalents and marketable securities). Statements of comprehensive income (loss) have been included within the accompanying consolidated statements of operations and comprehensive income (loss).

Net Income (Loss) Per Share—We calculate net income (loss) per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share. Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the conversion of convertible preferred stock and Class A common stock, are included in diluted net income (loss) per share to the extent such shares are dilutive. Diluted net income (loss) per share was the same as basic net income (loss) per share for the year ended December 31, 2005 since the effect of any potentially dilutive securities was anti-dilutive.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which allows companies to elect to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. We do not expect the partial adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows a business entity to choose to measure many financial instruments and certain other items at fair value (“fair value option”) at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the fair value option to any of our assets and liabilities. As a result, the adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Balance Sheet Accounts

Cash and Cash Equivalents—Cash and cash equivalents consisted of the following (in thousands):

	As of December 31,
	2006	2007
Cash and cash equivalents:
Cash	$3,050	$4,580
Money market funds	87,266	55,292
Commercial paper	—	21,523

Total	$90,316	$81,395

As of December 31, 2006, we did not have any unrealized gains or losses on our invested cash equivalents. As of December 31, 2007, the cost, unrealized gains and losses, net of taxes, and estimated fair value of our cash equivalents consisted of the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$55,292	—	—	$55,292
Commercial paper	21,521	2	—	21,523

Total cash equivalents	$76,813	$2	$—	$76,815

We did not realize any significant gains or losses on the sale of cash equivalents during the years ended December 31, 2006 and 2007.

Marketable Securities—Our investments in available-for-sale marketable securities consisted of the following (in thousands):

	As of December 31,
	2006	2007
Corporate bonds	$—	$15,398
U.S. government-sponsored enterprise bonds	—	11,322
Commercial paper	—	13,049
Certificates of deposit	158	350

Total marketable securities	$158	$40,119

Interest income, included in interest and other income, net in the accompanying consolidated statements of operations for the years ended 2005, 2006 and 2007 was $0.3 million, $1.4 million and $5.4 million, respectively.

As of December 31, 2006, we did not have any unrealized gains or losses on our marketable securities. As of December 31, 2007, the cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds	$15,368	$36	$6	$15,398
U.S. government-sponsored enterprise bonds	11,298	25	1	11,322
Commercial paper	13,047	2	—	13,049
Certificates of deposit	350	—	—	350

Total marketable securities	$40,063	$63	$7	$40,119

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

The contractual maturities of our marketable securities as of December 31, 2006 and 2007, were as follows (in thousands):

	As of December 31,
	2006	2007
Due within 1 year	$158	$28,219
Due within 1 year to 2 years	—	11,900

Total marketable securities	$158	$40,119

During the year ended December 31, 2006, we did not sell any marketable securities. During the year ended December 31, 2007, we received proceeds totaling $9.0 million from sales of marketable securities, but did not realize any material gains or losses on these sales.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2006	2007
Prepaid insurance	$540	$532
Prepaid maintenance contracts	356	347
Interest receivable	396	383
Other	634	836

Prepaid expenses and other current assets	$1,926	$2,098

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2006	2007
Computer equipment and software	$7,177	$6,269
Office equipment and furniture	703	781
Leasehold improvements	479	562

	8,359	7,612
Less accumulated depreciation and amortization	(4,423)	(3,821)

Property and equipment, net	$3,936	$3,791

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2005, 2006 and 2007, we disposed of and wrote-off certain fully-depreciated assets that were no longer in use. Write-offs by category were as follows (in thousands, at cost):

	Year Ended December 31,
	2005	2006	2007
Computer equipment and software	$800	$62	$1,943
Office equipment and furniture	23	—	18
Leasehold improvements	—	57	—

Property and equipment, net	$823	$119	$1,961

Assets under capital leases included in property and equipment, net were as follows (in thousands):

	As of December 31,
	2006	2007
Office equipment and furniture	$416	$—
Less accumulated amortization	(31)	—

	$385	$—

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2006	2007
Professional fees	$659	$1,292
Payable to carriers	386	406
Other accrued expenses	934	375

Other current liabilities	$1,979	$2,073

Note 3—Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity (Deficit)

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2007 and 2006, there were no shares of preferred stock outstanding.

Convertible Preferred Stock—All shares of convertible preferred stock were converted into 10,955,744 shares of common stock upon the completion of our IPO in October 2006.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. Upon our liquidation, dissolution or winding-up, the holders of common stock are entitled to share equally in all assets remaining after the payment of any liabilities and the

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to the common stock. As of December 31, 2007 and 2006, there were 24,686,842 shares and 21,748,932 shares of common stock outstanding, respectively.

Class A Nonvoting Common Stock—As of December 31, 2005, we had authorized 1,600,000 shares of Class A nonvoting common stock, par value $0.001 per share. Each share of Class A nonvoting common stock had the same rights as our common stock, except each share of Class A nonvoting common stock was nonvoting and, in accordance with a resolution adopted by our board of directors on May 3, 2006, would automatically convert into one-eighth of one share of our common stock upon the closing of a firmly underwritten public offering of our common stock pursuant to a registration statement on Form S-1 under the Securities and Exchange Act of 1933, as amended. In connection with our IPO in October 2006, all shares of Class A nonvoting common stock converted into 36,603 shares of common stock.

Shares Reserved—We issue common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2006	2007
Common stock:
Stock options issued and outstanding	5,436	2,626
Restricted stock units issued and outstanding	33	23
Stock options and awards available for future grants	1,844	2,464

	7,313	5,113

Stock Plans— Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of December 31, 2007, we had 2,463,746 shares of our common stock available for future grants under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant under the 2006 Plan. In addition, on January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2007 and 2008, shares reserved under the 2006 Plan automatically increased by 869,957 shares and 987,473 shares, respectively, which equaled 4% of the total number of shares of our common stock then outstanding. Employees, non-employee members of our board of directors and consultants of our company are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant. Options granted prior to our IPO in October 2006 typically may be exercised at any time, with unvested shares issued upon exercise being subject to repurchase rights by us at the exercise price of the stock option. As of December 31, 2007, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

The following table summarizes option activity under the Stock Plans (in thousands, except per share amounts, unaudited):

	Shares Available for Grant	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2004	449	4,708	$1.82
Additional shares authorized (1)	750	—	—
Options granted	(1,120)	1,120	$8.15
Options exercised	—	(208)	$1.74
Options cancelled	233	(233)	$3.92

Balance at December 31, 2005	312	5,387	$3.05
Reduction in number of authorized shares (2)	(168)	—	—
Additional shares authorized (3)	2,000	—	—
Restricted stock units granted	(33)	—	—
Options granted	(392)	392	$15.39
Options exercised	—	(218)	$2.19
Options cancelled	125	(125)	$8.24

Balance at December 31, 2006	1,844	5,436	$3.85
Reduction in number of authorized shares (2)	(131)	—	—
Additional shares authorized (4)	870	—	—
Restricted stock units granted	(11)	—	—
Options granted	(296)	296	$25.66
Options exercised	—	(2,931)	$2.34
Options cancelled	175	(175)	$12.06
Restricted stock units cancelled	13	—	—

Balance at December 31, 2007	2,464	2,626	$7.44

Balance at December 31, 2007		2,626	$7.44	6.41	$64,787
Vested and expected to vest at December 31, 2007		2,566	$7.22	6.36	$63,851
Exercisable at December 31, 2007		1,716	$3.42	5.28	$49,246

(1)	We reserved an additional 750,000 shares under our Stock Plans.
(2)	The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our IPO in October 2006, resulting in reductions in the total number of authorized shares.
(3)	We reserved 2,000,000 shares under the 2006 Plan, which became effective in October 2006 upon the effective date of the registration statement related to our IPO.
(4)	During 2007, the number of shares authorized for issuance under the 2006 Plan was increased pursuant to the terms of the 2006 Plan by 869,957 shares.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at December 31, 2007. Total intrinsic value of stock options exercised during the years ended December 31, 2006 and 2007 was $1.9 million and $62.0 million, respectively.

The following table presents total unrecognized stock-based compensation expense as of December 31, 2007 related to stock options, restricted stock and restricted stock units granted to employees under our stock plans during the years ended December 31, 2006 and 2007 and accounted for in accordance with SFAS 123R (in thousands):

As of December 31, 2007	Stock Options	Restricted Stock	Restricted Stock Units	Total
Unrecognized stock-based compensation expense	$6,586	$51	$691	$7,328
Estimated forfeitures	(592)	(4)	(58)	(654)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$5,994	$47	$633	$6,674

Unrecognized stock-based compensation expense, net of estimated forfeitures, was $6.7 million as of December 31, 2007 and will be amortized on a straight-line basis over the remaining weighted-average vesting term of the underlying equity awards which was approximately 1.4 years as of December 31, 2007. Unrecognized stock-based compensation will be adjusted for subsequent changes in estimated forfeitures.

Net cash proceeds from the exercise of stock options were $0.4 million, $0.5 million and $6.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. No significant income tax benefits were realized from stock option exercises during the years ended December 31, 2005, 2006 and 2007.

The fair value of stock options granted to employees for the years ended December 31, 2006 and 2007 was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2006	2007
Expected term	6.1 years	6.1 years
Expected volatility	64.6%	58.2%
Expected dividend yield	0%	0%
Risk-free interest rate	4.79%	4.47%
Weighted-average grant-date fair value	$9.71	$15.06

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2007 (in thousands, except per share amounts and weighted-average remaining contractual life data):

	Outstanding and Exercisable		Vested
Exercise Price	Number of Shares of Common Stock Subject to Options	Weighted- Average Remaining Contractual Life (in years)	Number of Shares of Common Stock Subject to Options	Weighted- Average Exercise Price
$1.00	21	3.29	21	$1.00
$2.00	1,413	4.76	1,413	$2.00
$4.00 -$8.80	653	7.81	198	$8.19
$9.70 -$13.00	167	8.42	48	$12.70
$18.38 - $31.08	372	9.51	36	$21.53

$1.00 - $31.08	2,626	6.41	1,716	$3.42

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

	Number Outstanding	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2005	—
Granted	33
Cancelled	—
Vested	—

Balance as of December 31, 2006	33
Granted	12
Cancelled	(13)
Vested	(9)

Balance as of December 31, 2007	23	1.32	$727

Expected to vest at December 31, 2007	21	1.28	$680

The aggregate intrinsic value is calculated as the fair value at December 31, 2007 of the underlying common stock outstanding and vested and expected to vest as of December 31, 2007.

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity under the Stock Plans and the eHealth China Plan (as converted) is as follows (in thousands, except per share amounts):

Non-vested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2004	8	$2.00
Awarded	37	$6.27
Vested	(8)	$3.83
Forfeited	(5)	$5.53

Outstanding at December 31, 2005	32	$5.89
Awarded	7	$12.49
Vested	(11)	$5.18
Forfeited	(3)	$6.28

Outstanding at December 31, 2006	25	$7.98
Awarded	—	—
Vested	(11)	$7.21
Forfeited	(3)	$7.28

Outstanding at December 31, 2007	11	$8.86

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2005, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2005	2006	2007
Awards granted to employees accounted for in accordance with SFAS 123R:
Common stock options	$—	$264	$1,100
Restricted stock units	—	6	268
Restricted Class A nonvoting common stock	—	13	20

	—	283	1,388
Awards granted to employees accounted for in accordance with APB 25:
Common stock options	30	26	17
Restricted common stock	12	37	101
Restricted Class A nonvoting common stock	49	108	—

	91	171	118
Change in terms of common stock options granted to employees	83	—	—
Common stock options granted to non-employees	3	—	—

	86	—	—
Warrants:
Series B convertible preferred stock	13	—	—
Common stock	1	—	—

	14	—	—

Total stock-based compensation expense	$191	$454	$1,506

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense by operating function included in the consolidated statements of operations for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2005	2006	2007
Marketing and advertising	$97	$47	$218
Customer care and enrollment	6	42	138
Technology and content	62	226	611
General and administrative	26	139	539

Total stock-based compensation expense	$191	$454	$1,506

Note 4—401(k) Plan

In September 1998, our board of directors adopted a defined contribution retirement plan (401(k) Plan), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Company contributions to the 401(k) Plan are discretionary and are expensed when incurred. We did not make any matching contributions to the 401(k) Plan through December 31, 2005. In April 2006, we began matching employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 1% of the employee’s salary during such pay period. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service.

Note 5—Income Taxes

The components of our income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
United States	$(417)	$9,229	$21,259
Foreign	24	87	44

Total	$(393)	$9,316	$21,303

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Current:
Federal	$21	$196	$53
State	—	58	2
Foreign	—	7	3

Total current	21	261	58
Deferred:
Federal	—	(6,375)	(9,008)
State	—	(1,047)	(1,342)

Total deferred	—	(7,422)	(10,350)

Provision (benefit) for income taxes	$21	$(7,161)	$(10,292)

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
Federal statutory rate	(34.0)%	35.0%	35.0%
State income taxes	0.0	0.4	5.2
Research and development tax credit carryforwards	(11.5)	(0.6)	(0.8)
Stock-based compensation	21.7	1.2	0.2
Utilization of previously unbenefited operating losses	35.4	(111.6)	(88.9)
Other	(6.3)	(1.3)	1.0

Effective tax rate	5.3%	(76.9)%	(48.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2006	2007
Deferred tax assets:
Federal and state net operating loss carryforwards	$24,445	$15,408
Federal and state tax credit carryforwards	904	1,325
Other	1,107	1,115

Gross deferred tax assets	26,456	17,848
Valuation allowance	(18,932)	—

Total deferred tax assets	7,524	17,848
Deferred tax liabilities—depreciation and amortization	(102)	(73)

Total net deferred tax assets	$7,422	$17,775

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management has historically provided a valuation allowance against the net deferred tax assets to reflect these uncertainties. At present, management believes it is more likely than not that the net deferred tax assets will be realized in the foreseeable future; accordingly, we recorded deferred tax assets and a corresponding income tax benefit of $18.9 million during the fourth quarter of 2007. During the year ended December 31, 2006, we partially reduced the valuation allowance by $7.4 million due to managements belief at the end of 2006 that it was more likely than not that $7.4 million of net deferred tax assets would be realized in the foreseeable future. Our effective tax rates in 2006 and 2007 differed from the statutory federal tax rate primarily due to the releases of our valuation allowance against deferred tax assets in those years. The net valuation allowance decreased by $18.9 million and $9.9 million during the years ended December 31, 2007 and 2006, respectively, and increased $0.1 million during the year ended December 31, 2005.

Our net operating losses and tax credit carryforwards were available without annual limitations as of December 31, 2007. For tax return purposes, we had net operating loss carryforwards at December 31, 2007 of approximately $100.1 million and $68.7 million for U.S. federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $58.3 million and $55.4 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. U.S. federal and state net operating loss carryforwards begin expiring in 2019 and 2009, respectively.

At December 31, 2007, we had tax credit carryforwards of approximately $1.8 million and $1.9 million for U.S. federal income tax purposes and state income tax purposes, respectively. Federal tax credit carryforwards begin expiring in 2019 and state tax credits carry forward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2007	$1,097
Additions based on tax positions related to the current year	685
Additions based on tax positions related to the prior year	645
Settlements	—

Balance at December 31, 2007	$2,427

As of December 31, 2007, we had net unrecognized tax benefits of $2.0 million that, if recognized, would impact the effective tax rate.

We have elected to record interest and penalties related to uncertain tax positions as income tax expense in the consolidated financial statements in accordance with FIN 48. We have not accrued interest due to our net

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating loss position. All tax years after 1998 are open to examination and adjustment due to our net operating losses.

We have not provided U.S. taxes on the cumulative unremitted foreign earnings of its China subsidiary as they are considered to be indefinitely reinvested outside the United States.

Note 6—Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock and Class A nonvoting common stock outstanding during the period, excluding shares subject to repurchase or forfeiture. Since our common stock and Class A nonvoting common stock are both participating securities as defined in SFAS No. 128, Earnings Per Share, diluted net income (loss) per share is presented using the two-class method and gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock, common stock options and warrants, preferred stock warrants, and common stock and Class A nonvoting common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive. Shares of Class A common stock converted into common stock in October 2006 in connection with our IPO.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006	2007
Basic:
Numerator:
Net income (loss) allocated to common stock	$(414)	$16,391	$31,595
Net income (loss) allocated to Class A nonvoting common stock	—	86	—

	$(414)	$16,477	$31,595

Denominator:
Weighted-average number of common stock shares	4,661	8,590	23,092
Weighted-average number of Class A nonvoting common stock shares	3	45	—
Net income (loss) per share—basic:
Common stock	$(0.09)	$1.91	$1.37
Class A nonvoting common stock	$(0.09)	$1.91	—
Diluted:
Numerator:
Net income (loss) allocated to common stock	$(414)	$16,441	$31,595
Net income (loss) allocated to Class A nonvoting common stock	—	36	—

	$(414)	$16,477	$31,595

Denominator:
Weighted-average number of common stock shares	4,661	8,590	23,092
Weighted-average number of restricted stock and restricted stock units	—	—	15
Weighted-average number of options outstanding	—	3,418	2,690
Weighted-average number of convertible preferred shares which were converted into shares of common stock upon the closing of the initial public offering	—	8,564	—

Total common stock shares used in per share calculation	4,661	20,572	25,797

Weighted-average number of Class A nonvoting common stock shares	3	45	—
Net income (loss) per share—diluted:
Common stock	$(0.09)	$0.80	$1.22
Class A nonvoting common stock	$(0.09)	$0.80	—

For each of the years ended December 31, 2005, 2006 and 2007, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of weighted-average outstanding securities excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Outstanding options	2,877	90	209
Outstanding common stock warrants	8	—	—
Restricted common stock awards subject to forfeiture	6	1	—
Assumed issuable shares of common stock upon conversion of Class A nonvoting common stock, subject to forfeiture (on an as-converted basis)	23	—	—
Assumed issuable shares of common stock upon conversion of convertible preferred stock	10,956	—	—

Total	13,870	91	209

Note 7—Commitments and Contingencies

Leases—We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in December 2012. In addition, we lease equipment under operating leases that range in original terms from three to over five years, the latest of which expires in July 2012. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Total rent expense under all operating leases was approximately $1.6 million, $1.9 million and $2.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Future minimum lease payments under non-cancellable operating leases at December 31, 2007 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations
2008	$2,720
2009	2,207
2010	1,144
2011	997
2012	971

Total minimum lease payments	$8,039

Service and Licensing Agreements—We have entered into service and licensing agreements with third-party vendors to provide various services including website development, website hosting, network access and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in March 2010. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, future cash payment commitments for services provided in connection with these agreements were as follows (in thousands):

Years Ending December 31,	Service And Licensing Obligations
2008	$609
2009	442
2010	144
Thereafter	—

Total	$1,195

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

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request, as such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006 or 2007.

While we have made various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 8—Segment and Geographic Information

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information—We recognized revenue solely in the United States for the years ended December 2005, 2006 and 2007. As of December 31, 2006 and 2007, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2006	As of December 31, 2007
United States	$3,874	$4,172
China	515	594

Total	$4,389	$4,766

Note 9—Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2007 and 2006 is as follows (in thousands, except per share amounts):

2007	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$19,489	$21,072	$22,997	$24,233	$87,791
Income from operations	2,693	4,174	4,843	4,306	16,016
Net income	2,277	3,228	3,730	22,360	31,595
Net income per share:
Basic	$0.10	$0.14	$0.16	$0.92	$1.37
Diluted	$0.09	$0.13	$0.14	$0.86	$1.22

2006	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$13,035	$14,197	$16,662	$17,416	$61,310
Income from operations	1,034	1,520	2,675	2,761	7,990
Net income	1,102	1,592	2,738	11,045	16,477
Net income per share:
Basic—common stock	$0.23	$0.32	$0.54	$0.57	$1.91
Basic—Class A nonvoting common stock	$0.23	$0.32	$0.54	$0.57	$1.91
Diluted—common stock	$0.06	$0.08	$0.14	$0.45	$0.80
Diluted—Class A nonvoting common stock	$0.06	$0.08	$0.14	$0.45	$0.80

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K.

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

Management’s Report in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on internal control over financial reporting, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of eHealth, Inc. and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 17, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors, executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2007.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Gary Lauer, principal financial and accounting officer, Stuart Huizinga, and all other executive officers. The code of ethics is available on the investor relations/corporate governance page of our website at www.ehealthinsurance.com. A copy may also be obtained without charge by contacting investor relations, attention Kate Sidorovich, Director of Investor Relations, 440 East Middlefield Road, Mountain View, CA 94043 or by calling (650) 210-3111.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2007.

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

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2007.

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

March 17, 2008.

eHealth, Inc.

/S/ GARY L. LAUER	/S/ STUART M. HUIZINGA
Gary L. Lauer	Stuart M. Huizinga
Chief Executive Officer and Chairman of the Board of Directors	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2008.

Signature	Title

/S/ STEVEN M. CAKEBREAD Steven M. Cakebread	Director

/S/ SCOTT N. FLANDERS Scott N. Flanders	Director

/S/ MICHAEL D. GOLDBERG Michael D. Goldberg	Director

/S/ JACK L. OLIVER III Jack L. Oliver III	Director

/S/ SHERYL SANDBERG Sheryl Sandberg	Director

/S/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director

SUMMARY OF TRADEMARKS

The following are trademarks of eHealth, Inc., which are registered in the United States:

eHealth

eHealthInsurance

eHealthSystems

Online Anytime

EXHIBIT INDEX

Exhibit Number		Incorporation by reference herein
	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

3.2	Amended and Restated Bylaws of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

3.2.1	Amendment to Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K (File No. 001-33071)	September 17, 2007

4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.2*	1998 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.3	2004 Stock Plan for eHealth China	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.4*	2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.5*	2006 Equity Incentive Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.5.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.6	Amended and Restated Investors’ Rights Agreement, dated May 23, 2005	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.9*	Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

Exhibit Number		Incorporation by reference herein
	Description of Exhibit	Form	Date
10.9.1*	Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.10*	Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.11*	Supplemental Employment Agreement, dated August 24, 2000, between Sheldon Wang and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.12*	Supplemental Employment Agreement, dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.12.1*	Letter Amendment, dated September 2007, amending Offer Letter dated April 6, 2000 and Offer Letter Supplement dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.13*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.14	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.15	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.15.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
10.16		Office Lease Contract, dated March 31, 2006, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.; Appendix 1 to Office Lease Contract; and Property Management Service Contract, dated April 4, 2006, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd..	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.16.1	†	Appendix 3 to Office Lease Contract, dated November 25, 2007, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

10.16.2	†	Amendment Two to Property Management Service Contract, effective January 16, 2008, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

10.17		Employment Agreement, dated as of June 6, 2007, between eHealthInsurance Services, Inc. and Robert Fahlman	Current Report on Form 8-K (File No. 001-33071)	June 8, 2007

10.18*	†	2008 Executive Bonus Plan

21.1		List of Subsidiaries	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

23.1	†	Consent of Independent Registered Public Accounting Firm

24.1	†	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.