Form 10-Q
period 2008-03-31
eHealth, Inc.
filed 2008-05-12
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2008 was 24,920,599 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	March 31, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,395	$90,880
Marketable securities	40,119	37,038
Accounts receivable	1,300	1,640
Deferred income taxes	13,240	10,799
Prepaid expenses and other current assets	2,098	2,050

Total current assets	138,152	142,407
Property and equipment, net	3,791	3,718
Deferred income taxes	4,535	4,535
Other assets	975	905

Total assets	$147,453	$151,565

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,495	$1,698
Accrued compensation and benefits	4,849	3,275
Accrued marketing expenses	2,454	2,803
Deferred revenue	436	525
Other current liabilities	2,073	2,291

Total current liabilities	11,307	10,592
Other non-current liabilities	252	218
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	167,847	169,232
Deferred stock-based compensation	(104)	(84)
Accumulated deficit	(32,060)	(28,763)
Accumulated other comprehensive income	186	345

Total stockholders’ equity	135,894	140,755

Total liabilities and stockholders’ equity	$147,453	$151,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2007	2008
Revenue:
Commission	$18,374	$24,119
Sponsorship, licensing and other	1,115	2,161

Total revenue	19,489	26,280
Operating costs and expenses:
Cost of revenue-sharing	417	437
Marketing and advertising	6,930	9,649
Customer care and enrollment	2,999	3,625
Technology and content	2,995	3,479
General and administrative	3,455	4,365

Total operating costs and expenses	16,796	21,555

Income from operations	2,693	4,725
Interest and other income, net	1,167	1,209

Income before income taxes	3,860	5,934
Provision for income taxes	1,583	2,637

Net income	$2,277	$3,297

Comprehensive income:
Net income	$2,277	$3,297
Change in unrealized gain on investments, net of taxes	—	113
Foreign currency translation adjustment, net of taxes	12	46

Total comprehensive income	$2,289	$3,456

Net income per share:
Basic	$0.10	$0.13
Diluted	$0.09	$0.13
Weighted-average number of shares used in per share amounts:
Basic	21,739	24,766
Diluted	25,428	25,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2007	2008
Operating activities
Net income	$2,277	$3,297
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,493	2,441
Depreciation and amortization	426	430
Stock-based compensation expense	272	659
Deferred rent	27	(21)
Changes in operating assets and liabilities:
Accounts receivable	(171)	(340)
Prepaid expenses and other current assets	(350)	(74)
Other assets	(43)	71
Accounts payable	108	201
Accrued compensation and benefits	(1,115)	(1,461)
Accrued marketing expenses	486	349
Deferred revenue	139	89
Other current liabilities	(142)	205

Net cash provided by operating activities	3,407	5,846

Investing activities
Purchases of property and equipment	(224)	(334)
Changes in restricted cash	(1)	—
Purchases of marketable securities	—	(19,315)
Sales of marketable securities	—	4,047
Maturities of marketable securities	—	18,462

Net cash (used in) provided by investing activities	(225)	2,860

Financing activities
Net proceeds from exercise of common stock options	101	746
Principal payments in connection with capital leases	(104)	—

Net cash (used in) provided by financing activities	(3)	746

Effect of exchange rate changes on cash and cash equivalents	16	33

Net increase in cash and cash equivalents	3,195	9,485
Cash and cash equivalents at beginning of period	90,316	81,395

Cash and cash equivalents at end of period	$93,511	$90,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business— eHealth, Inc. (“the Company,” “we” or “us”) offers Internet-based insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of income and comprehensive income and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2008, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2008, and its results of operations and its cash flows for the three months ended March 31, 2007 and 2008. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Significant Customers—Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the three months ended March 31, 2007 and 2008 (unaudited):

	Three Months Ended March 31,
	2007	2008
UnitedHealthcare	20%	18%
Wellpoint	19%	15%
Aetna	10%	12%

Revenue attributable to individual and family product offerings in the three months ended March 31, 2007 and 2008 represented approximately 84% and 87% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent Accounting Pronouncements—We implemented SFAS No. 157 (“SFAS 157”), Fair Value Measurement, effective January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer until January 1, 2009, implementation of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

We adopted SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The implementation of SFAS 159 did not have an impact on our consolidated financial position, results of operations or cash flows, as we did not elect to adopt the fair value option under this Statement.

Note 2 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—Cash and cash equivalents consisted of the following (in thousands):

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Cash and cash equivalents:
Cash	$4,580	$2,114
Money market funds	55,292	72,502
Commercial paper	21,523	11,278
U.S. government-sponsored enterprise discount notes	—	4,986

Total	$81,395	$90,880

Marketable Securities—Our investments in available-for-sale marketable securities consisted of the following (in thousands):

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Corporate bonds	$15,398	$13,323
U.S. government-sponsored enterprise bonds	11,322	12,903
U.S. government-sponsored enterprise discount notes	—	4,988
Commercial paper	13,049	5,474
Certificates of deposit	350	350

Total marketable securities	$40,119	$37,038

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3 – Fair Value Measurements

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2

Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands, unaudited):

	As of March 31, 2008
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$72,502	$—	$72,502
Commercial paper	—	11,278	11,278
U.S. government-sponsored enterprise discount notes	—	4,986	4,986

	72,502	16,264	88,766
Marketable securities:
Corporate bonds	—	13,323	13,323
U.S. government-sponsored enterprise bonds	—	12,903	12,903
U.S. government-sponsored enterprise discount notes	—	4,988	4,988
Commercial paper	—	5,474	5,474
Certificates of deposit	—	350	350

	—	37,038	37,038

Total cash equivalents and marketable securities	$72,502	$53,302	$125,804

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. We primarily relied on independent market pricing data in determining the classification of our cash equivalents and marketable securities that trade in non-active markets as Level 2. We did not hold any financial assets as of March 31, 2008 that were classified as Level 3.

Note 4 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans— Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of March 31, 2008, we had 2,879,876 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2008, shares reserved under the 2006 Plan automatically increased by 987,473 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes option activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data, unaudited):

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2007	2,464	2,626	$7.44
Additional shares authorized (1)	987	—	—
Reduction in number of authorized shares (2)	(3)	—	—
Restricted stock units granted	(193)
Options granted	(410)	410	$22.22
Options exercised		(172)	$4.35
Restricted stock units cancelled	1
Options cancelled	34	(34)	$23.33

Balance at March 31, 2008	2,880	2,830	$9.57	6.35	$36,847

(1)	On January 1, 2008, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 987,473 shares.

(2)	The 1998 Stock Plan and 2005 Stock Plan were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our IPO in October 2006, resulting in reductions in the total number of authorized shares.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at March 31, 2008.

The fair value of stock options granted to employees for the three months ended March 31, 2007 and 2008 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2007	2008
Expected term	6.1 years	4.7 years
Expected volatility	59.6%	54.5%
Expected dividend yield	0%	0%
Risk-free interest rate	4.48%	3.21%
Weighted-average fair value	$14.73	$10.78

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2007	23
Granted	193
Cancelled	(1)
Vested	—

Balance as of March 31, 2008	215	2.29	$4,739

The aggregate intrinsic value is calculated as the fair value at March 31, 2008 of the underlying common stock outstanding and vested and expected to vest as of March 31, 2008.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2007 and 2008 (in thousands, unaudited):

	Three Months Ended March 31,
	2007	2008
Awards granted to employees accounted for in accordance with SFAS 123R:
Common stock options	$194	$475
Restricted stock units	39	159
Restricted common stock	5	5

	238	639
Awards granted to employees accounted for in accordance with APB 25:
Common stock options	6	—
Restricted common stock	28	20

	34	20

Total stock-based compensation expense	$272	$659

The following table summarizes stock-based compensation expense by operating function included in the condensed consolidated statements of income for the three months ended March 31, 2007 and 2008 (in thousands, unaudited):

	Three Months Ended March 31,
	2007	2008
Marketing and advertising	$30	$147
Customer care and enrollment	19	66
Technology and content	134	175
General and administrative	89	271

Total stock-based compensation expense	$272	$659

Note 5 – Income Taxes

During the three months ended March 31, 2008, we recorded a provision for income taxes of $2.6 million, representing an effective tax rate of 44%; however, due to the large amount of remaining net operating loss credit carryforwards at December 31, 2007, we expect to pay federal and state taxes at or below the alternative minimum tax rate, which is approximately 3%, on a cash basis in 2008. During the three months ended March 31, 2007, we recorded a provision for income taxes of $1.6 million, representing an effective tax rate of 41%. Our deferred tax assets were reduced due to the utilization of net operating losses against taxable income in the current quarter.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As of December 31, 2007 and March 31, 2008, we had approximately $2.4 million and $2.6 million, respectively, of unrecognized tax benefits. As of December 31, 2007 and March 31, 2008, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6 – Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, restricted stock and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended March 31,
	2007	2008
Basic:
Numerator:
Net income allocated to common stock	$2,277	$3,297

Denominator:
Weighted average number of common stock shares	21,739	24,766
Net income per share—basic:	$0.10	$0.13
Diluted:
Numerator:
Net income allocated to common stock	$2,277	$3,297

Denominator:
Weighted average number of common stock shares	21,739	24,766
Weighted average number of options outstanding	3,675	1,194
Weighted average number of restricted stock and restricted stock units	14	14

Total common stock shares used in per share calculation	25,428	25,974

Net income per share—diluted:	$0.09	$0.13

For each of the three months ended March 31, 2007 and 2008, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive weighted shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended March 31,
	2007	2008
Outstanding options	127	417

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7 – Geographic Information

Revenue for all periods presented was generated from customers located solely in the United States. As of December 31, 2007 and March 31, 2008, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
United States	$4,172	$3,996
China	594	627

Total	$4,766	$4,623

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning expectations regarding our future effective tax rate and the rate at which we will pay taxes for 2008; our intention to invest in a variety of instruments; our expectation that the rate of online adoption will continue to be a primary driver of revenue; increase in our cost of acquiring members and factors impacting such increase; exploration of new marketing initiatives that increase per member acquisition costs; critical accounting policies and estimates and related impact on our financial statements, estimated commission forfeiture rates; our expectation to continue to grant equity awards in the future and that stock-based compensation expense will increase; realization of earnings to utilize deferred tax assets; our expectation that total revenue will grow; our expectation that our cost of revenue-sharing will increase in absolute dollars, marketing and advertising expense will increase in absolute dollars and as a percentage of total revenue and our customer care and enrollment, technology and content and general and administrative expenses will decline as a percentage of total revenue but increase in absolute dollars; our expectation that interest and other income, net will decrease in absolute dollars; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; expenditures related to the development of our business; factors on which our future growth will depend; factors affecting the successful promotion of our brand; changes to our ecommerce platform and other initiatives and the potential impact of such changes; increased spending in our performance partner, online advertising channels and traditional media area and plans to continue spending in these areas; growth of the individual and family health insurance market; expansion of our Chinese operations; expansion of our insurance platform in China to other geographic areas; timing of the launch of the business health savings account platform with strategic marketing partners and factors that will impact its success; the date of implementation of the last phase of our commission accounting system; our continuing to incur significant costs and expenses relating to our being a public company; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2008, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Revenue

Commission revenue represented 94% and 92% of our total revenue for the three months ended March 31, 2007 and 2008, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance markets and corresponding growth in our membership. We estimate that as of March 31, 2008 we had approximately 558,200 members compared to the estimated 518,400 members we reported at December 31, 2007. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

We believe our revenue and business have historically been more significantly affected by the rate of growth in the number of consumers using the Internet to research and purchase health insurance than by the rate at which the health insurance industry has grown. We expect that the rate of online adoption will continue to be a primary driver of our revenue.

Our commission revenue generally represents a percentage of the insurance premium a member has paid to his or her insurance carrier and, to a lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth may be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay us our commissions monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our revenue is recurring in nature and has grown in correlation with the growth we experience in our membership base.

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

Revenue attributable to individual and family product offerings in the three months ended March 31, 2007 and 2008 represented approximately 84% and 87% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. Our technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as online quotes or submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that is either measured based on data that is tracked by us, or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories. For the three months ended March 31, 2007 and 2008, applications submitted through us for individual and family health insurance from our direct channel constituted 40% and 38%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three months ended March 31, 2007 and 2008, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 31% and 34%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. For the three months ended March 31, 2007 and 2008, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 29% and 28%, respectively, of all individual and family health insurance applications submitted on our website.

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

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising channels, in addition to compensation and other expenses related to marketing, business development, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of print advertising, television advertising, direct mail, email and other activities that drive consumers directly to our website.

We generally compensate our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications we receive from such marketing partners increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses generally have increased or decreased in conjunction with these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered volume-incentive marketing partner arrangements, we could incur expenses in excess of the amounts we had planned in periods of rapid growth in the volume of submitted applications from marketing partner referrals. Accordingly, an unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

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

We expect the average cost of acquiring new members to continue to increase during the remainder of 2008 compared to the three months ended March 31, 2008 as a result of several factors, including an increase in stock-based compensation costs from additional equity grants to marketing and advertising employees during the three months ended March 31, 2008. Other factors that may impact the average cost of acquiring new members include the amounts we spend on direct advertising and online marketing programs including paid keyword search advertising, the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website and fluctuations in the percentage of consumers referred to our website who submit health insurance applications. We also participate in cooperative advertising programs with some of our health insurance carrier partners whereby they reimburse us for a portion of our advertising costs related to carrier specific marketing activities. The amount of the reimbursement is typically determined at the beginning of each year and we are able to choose when to advertise and receive the related reimbursement throughout the year. As a result, our decision to use these amounts in a particular period could reduce our marketing and advertising expenses, as well as our cost of member acquisition, for that period. Although we are participating in cooperative advertising programs during 2008, we may not be offered the opportunity to participate in future years. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Due to the departure of an executive officer in May 2007 who was not replaced, we reorganized the responsibilities of certain personnel in the second half of 2007. As a result, certain compensation, benefit and related expenses that were previously included in marketing and advertising and customer care and enrollment on our condensed consolidated statements of income were allocated to other functions starting in the second half of 2007 continuing through the three months ended March 31, 2008. The net impact of the reorganization was to include an immaterial amount of compensation, benefit and related expense in our technology and content and general and administrative expenses during the three months ended March 31, 2008, that would have remained as either marketing and advertising or customer care and enrollment expenses had the responsibilities of these personnel not changed.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of March 31, 2007 and 2008 and for the three months ended March 31, 2007 and 2008 (unaudited):

Key Metrics:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Operating cash flows (1)	$3,407,000	$5,846,000
IFP submitted applications (2)	91,800	114,500
IFP approved members (3)	82,300	102,500
Total approved members (4)	119,600	143,400
Total revenue (5)	$19,489,000	$26,280,000
Total revenue per estimated member for the period (6)	$46.56	$48.82

	As of March 31, 2007	As of March 31, 2008
IFP estimated membership (7)	362,300	471,200
Total estimated membership (8)	443,200	558,200

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Marketing and advertising expenses (9)	$6,930,000	$9,649,000
Marketing and advertising expenses as a percentage of total revenue (10)	36%	37%

Other Metrics:

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	40%	38%
Marketing partners (12)	31%	34%
Online advertising (13)	29%	28%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$49.18	$55.41

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.

(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.

(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).

(7)	Estimated number of members active on IFP insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.

(8)	Estimated number of members active on all insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.

(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.

(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).

(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See Note 2 above for further information as to what constitutes a submitted application.

(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See Note 2 above for further information as to what constitutes a submitted application.

(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See Note 2 above for further information as to what constitutes a submitted application.

(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on non-small business insurance policies as of a specific date by taking the sum of (i) the number of members for whom we have received a commission payment for the month that is six months (or three months in the case of short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the three-month or six-month period); and (ii) the number of approved members over the six-month period (or three months in the case of short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). We estimate the number of small business group members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Additionally, our carrier partners often do not communicate this information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Additionally, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the current period that we are estimating, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernable over periods longer than from one quarter to the next.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes and the assumptions used in determining stock-based compensation and our assessment whether internal use software and website development costs will result in additional functionality, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our condensed consolidated financial statements.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three months ended March 31, 2007 and 2008, which had a material impact on our allowance for forfeitures.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Specifically, carriers who have purchased advertising can choose to have specific health insurance plans displayed prominently after a consumer has entered certain census information. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. Our technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as online quotes or submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that is either measured based on data that is tracked by us, or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Stock-Based Compensation

We account for stock-based compensation expense pursuant to the provisions of SFAS No. 123R (“SFAS 123R”), Share-Based Payment, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the accompanying condensed consolidated statements of income and comprehensive income based on their fair value over the vesting period, which is generally four years. The grant date fair value of our stock-based awards was determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

During the three months ended March 31, 2007 and 2008, we recorded stock-based compensation expense totaling $0.3 million and $0.7 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. In the fourth quarter of 2007, we were able to develop expectations of future taxable income and estimate other relevant factors sufficiently in the future to conclude that it was more likely than not that we will realize sufficient earnings to utilize all of our deferred tax assets. Accordingly, we reversed our valuation allowance against deferred tax assets in the fourth quarter of 2007.

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates in the three months ended March 31, 2007 and 2008 were in line with statutory federal and state tax rates in those periods; however, due to the large amount of remaining net operating loss credit carryforwards, we expect to pay federal and state taxes at or below the alternative minimum tax rate, which is approximately 3%, on a cash basis in 2008. Future changes in various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As of December 31, 2007 and March 31, 2008, we had approximately $2.4 million and $2.6 million, respectively, of unrecognized tax benefits. As of December 31, 2007 and March 31, 2008, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

Fair Value Measurements

We implemented Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurement, effective January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer until January 1, 2009, implementation of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized and disclosed at fair value in the consolidated financial statements on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2

Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of March 31, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations and financial condition.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2007 and 2008 (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2007		2008
Revenue:
Commission	$18,374	94%	$24,119	92%
Sponsorship, licensing and other	1,115	6	2,161	8

Total revenue	19,489	100	26,280	100
Operating costs and expenses:
Cost of revenue-sharing	417	2	437	2
Marketing and advertising	6,930	36	9,649	37
Customer care and enrollment	2,999	15	3,625	14
Technology and content	2,995	15	3,479	13
General and administrative	3,455	18	4,365	16

Total operating costs and expenses	16,796	86	21,555	82

Income from operations	2,693	14	4,725	18
Interest and other income, net	1,167	6	1,209	5

Income before income taxes	3,860	20	5,934	23
Provision for income taxes	1,583	8	2,637	10

Net income	$2,277	12%	$3,297	13%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended March 31,
	2007	2008
Marketing and advertising	$30	$147
Customer care and enrollment	19	66
Technology and content	134	175
General and administrative	89	271

Total	$272	$659

Three Months Ended March 31, 2007 and 2008

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2007	2008	$	%
Commission	$18,374	$24,119	$5,745	31%
Percentage of total revenue	94%	92%
Sponsorship, licensing and other	$1,115	$2,161	$1,046	94%
Percentage of total revenue	6%	8%
Total revenue	$19,489	$26,280	$6,791	35%

Total revenue increased $6.8 million, or 35%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to an increase in commission revenue as a result of an increase in our membership, as well as an increase in commission overrides earned by us. Our estimated membership increased approximately 26% to 558,200 at March 31, 2008 from 443,200 at March 31, 2007. Sponsorship, licensing and other revenue increased $1.0 million, or 94%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to the sale of additional carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the three months ended March 31, 2007 and 2008 (unaudited):

	Three Months Ended March 31,
	2007	2008
UnitedHealthcare	20%	18%
Wellpoint	19%	15%
Aetna	10%	12%

We expect total revenue to increase in absolute dollars on a quarterly basis as a result of growth in our membership base.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2007	2008	$	%
Cost of revenue-sharing	$417	$437	$20	5%
Percentage of total revenue	2%	2%

Cost of revenue-sharing increased 5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both the three-month periods ended March 31, 2007 and 2008.

We expect our cost of revenue-sharing to increase in absolute dollars on a quarterly basis during the remainder of 2008 compared to the three months ended March 31, 2008.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2007	2008	$	%
Marketing and advertising	$6,930	$9,649	$2,719	39%
Percentage of total revenue	36%	37%

Marketing and advertising expenses increased by $2.7 million, or 39%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This was due primarily to an increase in online advertising expenses of $1.3 million resulting from an increase in paid keyword search advertising costs on Internet search engines associated with an increase in the volume of click-throughs from the online advertising channel. Marketing partner expenses increased $1.2 million due to the growth in the number of applications submitted on our website through the marketing partner channel during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our acquisition cost per member, if measured as total marketing and advertising expenses for a period divided by the number of individuals included on applications for individual and family product offerings submitted during the period, increased 13% to $55.41 in the three months ended March 31, 2008 from $49.18 in the three months ended March 31, 2007 due primarily to the increases in online advertising and marketing partner channel expenses. As a percentage of total revenue, total marketing and advertising expenses increased to 37% in the three months ended March 31, 2008 from 36% in the three months ended March 31, 2007.

We expect our marketing and advertising expenses to increase in absolute dollars on a quarterly basis, as well as a percentage of total revenue during the remainder of 2008 compared to the three months ended March 31, 2008 due primarily to an increase in the average cost of acquiring new members during the remainder of 2008, as well as an increase in stock-based compensation costs from additional equity grants to our marketing and advertising employees. Other factors that may impact our marketing and advertising expenses and the average cost of acquiring new members include the amounts we spend on direct advertising and online marketing programs including paid keyword search advertising, the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, our participation in cooperative advertising programs in which we receive reimbursements from certain health insurance carriers for a portion of our advertising costs and fluctuations in the percentage of consumers referred to our website who submit health insurance applications. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2007	2008	$	%
Customer care and enrollment	$2,999	$3,625	$626	21%
Percentage of total revenue	15%	14%

Customer care and enrollment expenses increased by $0.6 million, or 21%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to an increase in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 14% in the three months ended March 31, 2008 from 15% in the three months ended March 31, 2007 as a result of economies of scale achieved by our customer care and enrollment operations.

Although we expect our customer care and enrollment expenses to decline as a percentage of total revenue during the remainder of 2008 compared to the three months ended March 31, 2008, we expect customer care and enrollment expenses to increase in absolute dollars on a quarterly basis during the remainder of 2008 as we hire additional personnel to service the growth in health insurance applications submitted through our website and due to an increase in stock-based compensation costs from additional equity grants to our customer care and enrollment employees.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2007	2008	$	%
Technology and content	$2,995	$3,479	$484	16%
Percentage of total revenue	15%	13%

Technology and content expenses increased by $0.5 million, or 16%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to an increase in compensation and benefit costs associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. As a percentage of total revenue, technology and content costs decreased to 13% in the three months ended March 31, 2008 from 15% in the three months ended March 31, 2007 as a result of economies of scale achieved by our technology and content operations.

Although we expect our technology and content expenses to decline as a percentage of total revenue during the remainder of 2008 compared to the three months ended March 31, 2008, we expect technology and content expenses to increase in absolute dollars on a quarterly basis during the remainder of 2008 due to our continued focus on technology development, including the enhancement of our ecommerce platform, and due to an increase in stock-based compensation costs from additional equity grants to our technology and content employees.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2007	2008	$	%
General and administrative	$3,455	$4,365	910	26%
Percentage of total revenue	18%	16%

General and administrative expenses increased by $0.9 million, or 26%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to an increase in compensation and benefit costs of $0.8 million associated with increased personnel in our finance and legal departments. As a percentage of total revenue, general and administrative expenses decreased to 16% in the three months ended March 31, 2008 from 18% in the three months ended March 31, 2007 as a result of economies of scale achieved by our general and administrative operations.

Although we expect our general and administrative expenses to decline as a percentage of total revenue during the remainder of 2008 compared to the three months ended March 31, 2008, we expect our general and administrative expenses to continue to increase in absolute dollars on a quarterly basis during the remainder of 2008 due to the increased costs necessary to support the growth in our business and due to an increase in stock-based compensation costs from additional equity grants to our general and administrative employees.

Interest and Other Income, Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2007	2008	$	%
Interest and other income, net	$1,167	$1,209	$42	4%
Percentage of total revenue	6%	5%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Interest and other income, net, increased 4% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was due primarily to an increase in interest income as a result of higher levels of invested cash, cash equivalents and marketable securities, partially offset by a decline in the average yield earned on our invested cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased from $93.7 million at March 31, 2007 to $127.9 million at March 31, 2008 primarily from cash generated from operations and net proceeds from the exercise of common stock options.

We expect interest and other income, net, to decrease in absolute dollars on a quarterly basis during the remainder of 2008 compared to the three months ended March 31, 2008 as a result of a continued decline in the average yield we earn on our invested cash, cash equivalents and marketable securities.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2007	2008	Change
Provision for income taxes	$1,583	$2,637	$1,054
Percentage of total revenue	8%	10%

During the three months ended March 31, 2008, we recorded a provision for income taxes of $2.6 million, representing an effective tax rate of 44%; however, due to the large amount of remaining net operating loss credit carryforwards at December 31, 2007, we expect to pay federal and state taxes at or below the alternative minimum tax rate, which is approximately 3%, on a cash basis in 2008. During the three months ended March 31, 2007, we recorded a provision for income taxes of $1.6 million, representing an effective tax rate of 41%.

Our future effective income tax rate will depend on various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits, changes in our valuation allowance and state and foreign taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the three months ended March 31, 2007 and 2008 (in thousands, unaudited):

	Three Months Ended March 31,
	2007	2008
Net cash provided by operating activities	$3,407	$5,846
Net cash (used in) provided by investing activities	$(225)	$2,860
Net cash (used in) provided by financing activities	$(3)	$746

At March 31, 2008, our cash, cash equivalents and marketable securities totaled $127.9 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of 90 days or less from the date of purchase and marketable securities are comprised primarily of highly liquid financial instruments with original maturities of more than 90 days to less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $5.8 million during the three months ended March 31, 2008 due primarily to $3.3 million of net income, $2.4 million of deferred income tax, $0.7 million in non-cash stock-based compensation expense and $0.4 million in non-cash depreciation and amortization expenses. These items were partially offset by a $1.5 million decrease in accrued compensation and benefits.

Our operating activities generated cash of $3.4 million during the three months ended March 31, 2007 due primarily to $2.3 million of net income, $1.5 million of deferred income tax, $0.4 million of non-cash depreciation and amortization expenses and a $0.5 million increase in accrued marketing expenses. These items were partially offset by a $1.1 million decrease in accrued compensation and benefits and a $0.4 million increase in prepaid expenses and other current assets.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth. Marketable securities generally consist of highly liquid, investment grade corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We did not realize any material gains or losses on the sale of marketable securities during the three months ended March 31, 2007 and 2008.

Cash provided by investing activities of $2.9 million during the three months ended March 31, 2008 was primarily attributable to sales and maturities of marketable securities of $4.0 million and $18.5 million, respectively, partially offset by purchases of marketable securities of $19.3 million and capital expenditures of $0.3 million. Cash used in investing activities of $0.2 million during the three months ended March 31, 2007 was primarily attributable to capital expenditures.

Financing Activities

Cash provided by financing activities of $0.7 million during the three months ended March 31, 2008 was due to net proceeds received from the issuance of common stock pursuant to stock option exercises. Cash used in financing activities of $3,000 during the three months ended March 31, 2007 was due primarily to principal payments in connection with capital leases partially offset by net proceeds received from the issuance of common stock pursuant to stock option exercises.

Future Needs

We believe that cash generated from operations and our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives. Although we are currently not a party to any agreement with respect to investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of March 31, 2008 (in thousands, unaudited):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2008 (9 months)	$2,184	$514	$2,698
2009	2,310	442	2,752
2010	1,144	144	1,288
2011	997	—	997
2012	971	—	971

Total	$7,606	$1,100	$8,706

Operating Lease Obligations

We lease certain of our office, operating facilities, equipment and furniture and fixtures under various operating leases, the latest of which expires in December 2012. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

Service and Licensing Obligations

We have entered into service and licensing agreements with third-party vendors to provide various services including, website development, website hosting, network access and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in September 2010. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

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

Interest Rate Sensitivity

As of March 31, 2008, we had cash and cash equivalents of $90.9 million, which consisted primarily of cash and highly liquid money market instruments, commercial paper and U.S. government-sponsored enterprise discount notes with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $37.0 million, which consisted primarily of highly liquid corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had fallen by 10% during the three months ended March 31, 2008, our interest income would have declined approximately $0.1 million, assuming a consistent level in our cash, cash equivalents and marketable securities.

Foreign Currency Exchange Risk

To date, all of our revenue has been derived from transactions denominated in United States Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Yuan Renminbi. Foreign currency fluctuations have not had a material impact historically on our results of operations, however, there can be no assurance that future fluctuations will not have material adverse effects on our results of operations. We have not engaged in any foreign currency hedging or other derivative transactions to date.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and, at times such marketable securities may be in excess of federally insured limits.

We do not require collateral or other security for our accounts receivable. As of March 31, 2008, one carrier represented or $0.4 million, or 23%, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at March 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our rate of growth may decline.

We have a history of net losses and only achieved net profitability on an annual basis beginning in 2006. As of March 31, 2008, our accumulated deficit was $28.8 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. We may not be able to maintain or exceed our historical membership growth rates, and to the extent that the rate of growth of our net new members slows, our revenue growth is also likely to slow. In addition, the commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, to the extent that the rate of growth of new members slows, our revenue growth would slow due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 20% and 18% of our total revenue in the three months ended March 31, 2007 and 2008, respectively, from carriers owned by UnitedHealthcare. We derived 19% and 15% of our total revenue in the three months ended March 31, 2007 and 2008, respectively, from carriers owned by Wellpoint. We derived 10% and 12% of our total revenue in the three months ended March 31, 2007 and 2008, respectively, from Aetna. Our agreements with these carriers are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. We believe that carriers have recently been applying more stringent underwriting criteria and practices to applications for health insurance. Changes such as these have in the past resulted in a decrease in the number of insurance policies submitted through our ecommerce platform that are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

Our growth depends in part upon growth in our membership. The rate at which we convert consumers visiting our ecommerce platform and seeking to purchase health insurance into members is a significant factor in the growth of our membership. A number of factors could influence this conversion rate for any given period, some of which are outside of our control. These factors include:

•	the quality of and changes to, the consumer experience on our ecommerce platform and with our customer care center;

•	the variety and affordability of the health insurance products that we offer;

•	system failures or interruptions in the operation of our ecommerce platform;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

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

In the event the rate at which we convert consumers visiting our ecommerce platform into members does not continue at historical levels or declines, our membership growth rate may decline, which could harm our business, operating results and financial condition. For example, our year-over-year growth rate for approved members from all products declined from 50% in the three months ended March 31, 2007 to 20% in the three months ended March 31, 2008. This decline was due to various factors, including a decline in the rate at which submitted applications were approved by our carrier partners and an increase in the prior year base used to compute the amount of growth in making the comparison. Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, consumers referred to us by Internet lead aggregators are a growing component of our marketing partner channel, and our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators. In addition, we may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform could cause an increase in our cost of acquiring members as a result of increased costs on a per member basis.

In the fourth quarter of 2007 and the first quarter of 2008, we increased our advertising spending in the performance partner and online advertising channels to accelerate application growth and began some testing and pilot work in the traditional media area to raise awareness and demand for eHealth. We expect to continue these efforts and as a result, our overall cost of acquisition and our sales and marketing expenses as a percentage of total revenue are expected to continue to increase during the remainder of 2008 as compared to the three months ended March 31, 2008. There can be no assurance that any of the planned advertising and marketing activities will be successful in increasing the number of consumers who visit our ecommerce platform, the number of submitted health insurance applications or the number of new members. If the advertising and marketing activities are not successful or do not result in sufficient membership growth to offset the expenses of such activities, our operating margins could be adversely impacted and our business and operating results harmed.

We previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. The more our technology is integrated with our carrier partners, the more our application processing times, sales yields and processing costs improve. The third phase of our EPI technology , which we call “EPI III” or “eApproval,” allows consumers to apply for health insurance online, electronically transmit signature and payment, receive an instant underwriting response and print membership material at the point of approval on our website. We launched our eApproval technology with a carrier in California in the second quarter of 2008 and are currently working with other carriers in implementation of eApproval. We are dependent on health insurance carriers to implement our eApproval, and there can be no assurance that it will be implemented in any specific timeframe or otherwise. In addition, there can be no assurance that any such implementation will impact our membership growth rate, improve sales yields or otherwise be effective. It is too early to determine the effectiveness of any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources, carrier commitment and ability to integrate their systems with ours and to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In addition, our implementation of eApproval may materially impact other aspects of our business. For example, the shorter the amount of time between submission of a health insurance application and coverage, the less there is a need for short term health insurance. In the event that we are not successful in integrating with our carrier partners to provide expedited underwriting, or if such integration is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

In addition, while we regularly back-up our system and store the system back-ups in a secure third-party offsite location with restricted access near the San Francisco Bay area, we do not yet have full second-site redundancy. If we were forced to rely on our system back-ups, we would experience significant delays in restoring the functionality of our website and could experience loss of data, which would harm our business and our operating results.

We depend upon Internet search engines to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines on a cost-effective basis, our business and operating results would be harmed.

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

We also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements. These revisions may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We recently have experienced increased competition from carriers for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, external services, such as comScore, have recently reported a decline in paid advertisement click throughs on search engines. If there were such a decline, whether overall or in the health insurance category, it would harm our business, operating results and financial condition.

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

We also are dependent on our carrier partners and others for data related to our membership. For instance, with respect to health insurance products other than small business group health insurance, our carrier partners do not directly report member cancellations to us, resulting in the need for us to determine cancellations using payment data that carriers provide. We infer cancellations from this payment data by analyzing whether payments from members have ceased for a period of time, and we may not learn of a cancellation for several months, given that some of our members pay on a schedule less frequently than monthly (e.g., quarterly). With respect to our small business group membership, many groups notify the carrier directly with respect to increases or decreases in group size and policy cancellations. Our insurance carrier partners often do not communicate this information to us, and it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. We often are not made aware of policy cancellations until the time of the group’s annual renewal.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Additionally, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For various reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. Total revenue per estimated member for the period would also change if our estimated membership changed. Our estimate regarding the average amount of time our members maintain their health insurance products also could be inaccurate as it is dependent upon the accuracy of our membership estimates.

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

In addition, our subsidiary in China recently launched a pilot program to market insurance online in the city of Xiamen in the Fujian province of China. We also have entered into a relationship with a local insurance agency in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online in China are unclear, and our operations may be in violation of them. The consequences of such violations are unclear, but they could harm our business as a whole. For various reasons, we may not expand the pilot program to other geographic areas, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment, our ability to attract qualified personnel and network security.

Our participation and success in the Shanghai market may be impacted by additional factors given that the insurance products offered on our website are offered through another insurance agent, including our dependence on a single insurance agent for the products on our website, the agent’s relationship with insurance carriers and consumers, the agent’s ability to maintain its licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the agent. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we may need receive additional government licenses and approvals or enter into additional relationship and may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign-owned.

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

Our HSA platform may not be successful.

We are in the process of developing a business health savings account (HSA) platform to facilitate employer contributions to employee HSAs. We have entered into a relationship with a third party that helped to develop and assists in administering the HSA component of the platform, including its HSA bank account component. This third party has the relationship with one or more banks that may act as custodian of the HSAs established in connection with the platform. We are currently testing the HSA platform in a number of jurisdictions and are in the process of refining it. We plan to launch the platform with strategic marketing partners during 2008. A number of factors could impact the timing of the broader launch, including legal and regulatory hurdles, our ability and the ability of third parties to timely complete development of the platform, our dependence on the third parties with respect to the HSA component of the platform, our dependence on a single bank to act as custodian of the HSAs established using the platform and our marketing partners’ willingness to devote resources to promoting the platform. We may not be able to complete a broader launch of the HSA platform on a timely basis or at all, and the platform may not be successful or help us to generate any significant revenue.

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

All of our senior management and key employees have sold shares of our common stock in the open market, and some have sold a significant portion of their vested holdings. These employees may be more likely to leave us given that they have liquidated some or a substantial percentage of their holdings. Our senior management and key employees work for us on an at-will basis and our business could be harmed if we lose their services.

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

We have completed implementation of our new commission accounting system for the majority of our health insurance products. We have commenced implementation of the last phase, related to our small business products, which we expect to complete by the end of 2008. In addition, we are in the initial stages of implementing an enterprise data management system. Each of these systems is or will be important to our accounting, financial and operating functions, and the implementation of these systems raises costs and risks associated with the conversion to new systems, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources and could harm our operating results and ability to manage our business effectively.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the condensed consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the three months ended March 31, 2007 and 2008, we recorded stock-based compensation expense totaling $0.2 million and $0.6 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at March 31, 2008 was approximately $13.6 million, net of estimated forfeitures of $1.5 million. This amount will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures. We expect to continue to grant additional equity awards in the future and that the impact of expenses related to those grants will be material over time.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will continue to incur auditing, consulting and other costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Global Market. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For instance, we have incurred increased expenses associated with additional personnel in our finance and legal departments and experienced increases in our audit and accounting service fees and outside legal counsel fees. Being a public company has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. It is difficult to predict or estimate the amount of additional costs we may incur or the timing of such costs. Any of these expenses could harm our business, operating results and financial condition.

Any expansion of our business into foreign countries involves significant risks.

We currently do not sell health insurance or license our technology platform outside the United States other than in China. Our subsidiary in China recently launched pilot programs to market and sell insurance online in the city of Xiamen in the Fujian province of China and in Shanghai, China. We may attempt to expand our pilot programs to additional geographic regions. We face significant challenges in connection with expanding our business into any foreign country, since we have no prior experience marketing or selling insurance in any foreign jurisdiction. Additionally, demand for private health insurance is not significant in many foreign countries as a result of government-sponsored healthcare systems. In addition to facing many of the same challenges we face domestically, we also would have to overcome other obstacles such as:

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

Exhibit Number		Description of Exhibit

10.16.3	†	Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May 2008.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.16.3	†	Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Furnished herewith.