Form 10-Q
period 2008-06-30
eHealth, Inc.
filed 2008-08-11
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2008 was 25,064,411 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	June 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,395	$85,201
Marketable securities	40,119	50,846
Accounts receivable	1,300	1,245
Deferred income taxes	13,240	7,723
Prepaid expenses and other current assets	2,098	2,217

Total current assets	138,152	147,232
Property and equipment, net	3,791	4,322
Deferred income taxes	4,535	4,535
Other assets	975	944

Total assets	$147,453	$157,033

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,495	$1,868
Accrued compensation and benefits	4,849	3,822
Accrued marketing expenses	2,454	2,774
Deferred revenue	436	277
Other current liabilities	2,073	1,687

Total current liabilities	11,307	10,428
Other non-current liabilities	252	188
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	167,847	170,795
Deferred stock-based compensation	(104)	(57)
Accumulated deficit	(32,060)	(24,562)
Accumulated other comprehensive income	186	216

Total stockholders’ equity	135,894	146,417

Total liabilities and stockholders’ equity	$147,453	$157,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Commission	$19,799	$24,756	$38,173	$48,875
Sponsorship, licensing and other	1,273	2,745	2,388	4,906

Total revenue	21,072	27,501	40,561	53,781
Operating costs and expenses:
Cost of revenue-sharing	401	432	818	869
Marketing and advertising	6,782	9,482	13,712	19,131
Customer care and enrollment	2,858	3,308	5,857	6,933
Technology and content	2,922	3,504	5,917	6,983
General and administrative	3,935	4,379	7,390	8,744

Total operating costs and expenses	16,898	21,105	33,694	42,660

Income from operations	4,174	6,396	6,867	11,121
Interest and other income, net	1,279	941	2,446	2,150

Income before income taxes	5,453	7,337	9,313	13,271
Provision for income taxes	2,225	3,136	3,808	5,773

Net income	$3,228	$4,201	$5,505	$7,498

Comprehensive income:
Net income	$3,228	$4,201	$5,505	$7,498
Change in unrealized gain on investments, net of taxes	—	(148)	—	(35)
Foreign currency translation adjustment, net of taxes	12	19	24	65

Total comprehensive income	$3,240	$4,072	$5,529	$7,528

Net income per share:
Basic	$0.14	$0.17	$0.25	$0.30
Diluted	$0.13	$0.16	$0.22	$0.29
Weighted-average number of shares used in per share amounts:
Basic	22,653	24,949	22,199	24,857
Diluted	25,526	26,065	25,479	26,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2008
Operating activities
Net income	$5,505	$7,498
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,595	5,517
Depreciation and amortization	851	804
Stock-based compensation expense	612	1,654
Deferred rent expense	2	(35)
Loss on disposal of property and equipment	18	11
Changes in operating assets and liabilities:
Accounts receivable	(14)	55
Prepaid expenses and other current assets	(78)	(278)
Other assets	(227)	32
Accounts payable	(116)	370
Accrued compensation and benefits	(347)	(881)
Accrued marketing expenses	454	320
Deferred revenue	145	(159)
Other current liabilities	171	(415)

Net cash provided by operating activities	10,571	14,493

Investing activities
Purchases of property and equipment	(753)	(1,309)
Purchases of marketable securities	(17,325)	(50,422)
Sales of marketable securities	—	8,067
Maturities of marketable securities	88	31,593

Net cash used in investing activities	(17,990)	(12,071)

Financing activities
Net proceeds from exercise of common stock options	2,897	1,341
Principal payments in connection with capital leases	(175)	—
Costs incurred in connection with initial public offering	(252)	—

Net cash provided by financing activities	2,470	1,341

Effect of exchange rate changes on cash and cash equivalents	42	43

Net (decrease) increase in cash and cash equivalents	(4,907)	3,806
Cash and cash equivalents at beginning of period	90,316	81,395

Cash and cash equivalents at end of period	$85,409	$85,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2007 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2008 are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of June 30, 2008, its results of operations for the three and six months ended June 30, 2007 and 2008 and its cash flows for the six months ended June 30, 2007 and 2008. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Significant Customers—Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the three and six months ended June 30, 2007 and 2008 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
UnitedHealthcare	20%	17%	20%	18%
Wellpoint	18%	16%	19%	16%
Aetna	11%	13%	11%	13%

Revenue attributable to individual and family product offerings represented approximately 84% of our commission revenue in the three and six months ended June 30, 2007 and approximately 87% of our commission revenue in the three and six months ended June 30, 2008. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent Accounting Pronouncements—We implemented SFAS No. 157 (“SFAS 157”), Fair Value Measurement, effective January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer until January 1, 2009 the implementation of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

We adopted SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The implementation of SFAS 159 did not have an impact on our consolidated financial position, results of operations or cash flows, as we did not elect to adopt the fair value option under this Statement.

Note 2 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—Cash equivalents are comprised primarily of highly liquid available-for-sale financial instruments with an original maturity of 90 days or less from the date of purchase. Cash and cash equivalents consisted of the following (in thousands):

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Cash and cash equivalents:
Cash	$4,580	$3,157
Money market funds	55,292	73,056
Commercial paper	21,523	8,988

Total	$81,395	$85,201

Marketable Securities—Marketable securities are comprised primarily of highly liquid available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity. Our investments in available-for-sale marketable securities consisted of the following (in thousands):

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Corporate bonds	$15,398	$16,757
U.S. government-sponsored enterprise bonds	11,322	21,389
U.S. government-sponsored enterprise discount notes	—	7,554
Commercial paper	13,049	3,796
Certificates of deposit	350	1,350

Total marketable securities	$40,119	$50,846

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands, unaudited):

	As of June 30, 2008
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$73,056	$—	$73,056
Commercial paper	—	8,988	8,988

	73,056	8,988	82,044
Marketable securities:
Corporate bonds	—	16,757	16,757
U.S. government-sponsored enterprise bonds	—	21,389	21,389
U.S. government-sponsored enterprise discount notes	—	7,554	7,554
Commercial paper	—	3,796	3,796
Certificates of deposit	—	1,350	1,350

	—	50,846	50,846

Total cash equivalents and marketable securities	$73,056	$59,834	$132,890

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. We primarily relied on independent market pricing data in determining the classification of our cash equivalents and marketable securities that trade in non-active markets as Level 2. We did not hold any financial assets as of June 30, 2008 that were classified as Level 3.

Note 4 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans— Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of June 30, 2008, we had 2,842,308 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2008, shares reserved under the 2006 Plan automatically increased by 987,473 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data, unaudited):

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2007	2,464	2,626	$7.44
Additional shares authorized (1)	987	—	—
Shares expired (2)	(11)	—	—
Options granted	(473)	473	$22.33
Restricted stock granted	(195)	—	—
Options exercised	—	(353)	$3.93
Options cancelled	62	(62)	$22.53
Restricted stock cancelled	8	—	—

Balance at June 30, 2008	2,842	2,684	$10.17	6.36	$24,497

(1)	On January 1, 2008, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 987,473 shares.

(2)	The 1998 Stock Plan and 2005 Stock Plan were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our initial public offering in October 2006, resulting in reductions in the total number of authorized shares from the expiration of unvested grants.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at June 30, 2008.

The fair value of stock options granted to employees for the three and six months ended June 30, 2007 and 2008 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Expected term	6.1 years	5.0 years	6.1 years	4.7 years
Expected volatility	59.6%	56.6%	59.6%	54.8%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.48%	2.62%	4.48%	3.13%
Weighted-average fair value	$11.33	$11.71	$12.39	$10.90

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Number of Restricted Stock Units Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2007	23
Granted	195
Cancelled	(3)
Vested	(6)

Balance as of June 30, 2008	209	2.06	$3,693

The aggregate intrinsic value is calculated as the fair value at June 30, 2008 of the underlying common stock outstanding and vested and expected to vest as of June 30, 2008.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2007 and 2008 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Awards granted to employees accounted for in accordance with SFAS 123R:
Common stock options	$252	$678	$446	$1,154
Restricted stock units	49	292	88	451
Restricted common stock	5	6	10	10

	306	976	544	1,615
Awards granted to employees accounted for in accordance with APB 25:
Common stock options	6	—	13	—
Restricted common stock	28	19	55	39

	34	19	68	39

Total stock-based compensation expense	$340	$995	$612	$1,654

The following table summarizes stock-based compensation expense by operating function included in the condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2008 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Marketing and advertising	$38	$186	$68	$333
Customer care and enrollment	37	85	56	151
Technology and content	139	275	273	450
General and administrative	126	449	215	720

Total stock-based compensation expense	$340	$995	$612	$1,654

Note 5 – Income Taxes

During the three and six months ended June 30, 2008, we recorded a provision for income taxes of $3.1 million and $5.8 million, respectively, representing an effective tax rate of approximately 43%. Due to the large amount of remaining net operating loss credit carryforwards available at December 31, 2007, we expect to pay federal and state taxes in 2008 on a cash basis at or below the alternative minimum tax rate, which is approximately 3%. During the three and six months ended June 30, 2007, we recorded a provision for income taxes of $2.2 million and $3.8 million, respectively, representing an effective tax rate of 41%. Our deferred tax assets were reduced due to the utilization of net operating losses against taxable income in the current quarter.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As of December 31, 2007 and June 30, 2008, we had approximately $2.4 million and $2.5 million, respectively, of unrecognized tax benefits. As of December 31, 2007 and June 30, 2008, there were $2.0 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Basic:
Numerator:
Net income allocated to common stock	$3,228	$4,201	$5,505	$7,498
Denominator:
Weighted average number of common stock shares	22,653	24,949	22,199	24,857
Net income per share—basic:	$0.14	$0.17	$0.25	$0.30
Diluted:
Numerator:
Net income allocated to common stock	$3,228	$4,201	$5,505	$7,498
Denominator:
Weighted average number of common stock shares	22,653	24,949	22,199	24,857
Weighted average number of options outstanding	2,861	1,088	3,268	1,149
Weighted average number of restricted stock and restricted stock units	12	28	12	23

Total common stock shares used in per share calculation	25,526	26,065	25,479	26,029

Net income per share—diluted:	$0.13	$0.16	$0.22	$0.29

For each of the three and six months ended June 30, 2007 and 2008, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive weighted shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Outstanding options	172	742	150	591

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7 –Geographic Information

Revenue for all periods presented was generated from customers located solely in the United States. As of December 31, 2007 and June 30, 2008, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
United States	$4,172	$4,503
China	594	763

Total	$4,766	$5,266

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements relating to expectations regarding our future effective tax rate and the rate at which we will pay taxes for 2008; our expectation that the rate of online adoption will continue to be a primary driver of revenue; increase in our cost of acquiring members and factors impacting such increase; exploration of new marketing initiatives that increase per member acquisition costs; critical accounting policies and estimates and related impact on our financial statements; estimated commission forfeiture rates; expected term and volatility of stock-based awards; our expectation to continue to grant equity awards in the future and that stock-based compensation expense will increase; realization of earnings to utilize deferred tax assets; our expectation that total revenue will increase in absolute dollars as a result of continued growth in our membership base; our expectation that our cost of revenue-sharing will increase in absolute dollars; marketing and advertising expenses and customer care and enrollments expenses will increase in absolute dollars and as a percentage of total revenue and factors impacting such increases; technology and content expenses and general and administrative expenses as a percentage of total revenue will remain at similar levels but increase in absolute dollars and related factors impacting such increases; our expectation that interest and other income, net will decrease in absolute dollars and as a percentage of total revenue; our anticipated one-time project in the second half of 2008, its impact on our capital expenditures and the expected amount of such expenditures; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments; future expenditures; factors on which our future growth will depend; our anticipation that our branding initiatives become increasingly difficult and expensive; changes to our ecommerce platform and other initiatives and the potential impact of such changes; increased spending in our performance partner, online advertising channels and traditional media area and plans to continue spending in these areas; growth of the individual and family health insurance market and factors contributing to such growth; expansion of our Chinese operations and the additional management and resources required; expansion of our insurance platform in China to other geographic areas; the launch of the business health savings account platform in certain states and factors that will impact the success of the platform; the date of implementation of the last phase of our commission accounting system; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Since our incorporation in November 1997, we have spent a significant amount on technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 180 leading insurance carriers, enabling us to offer thousands of health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

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

Sources of Revenue

Revenue

Commission revenue represented 94% of our total revenue for the three and six months ended June 30, 2007, and 90% and 91% of our total revenue for the three and six months ended June 30, 2008, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance markets and corresponding growth in our membership. We estimate that as of June 30, 2008 we had approximately 579,600 members compared to the estimated 518,400 members we reported at December 31, 2007. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

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

Revenue attributable to individual and family product offerings represented approximately 84% of our commission revenue in the three and six months ended June 30, 2007, and represented approximately 87% of our commission revenue in the three and six months ended June 30, 2008. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic search listings on Internet search engines and directories. Applications submitted through us for individual and family health insurance from our direct channel constituted approximately 40% of all individual and family health insurance applications submitted on our website for the three and six months ended June 30, 2007, and approximately 40% and 39% of all individual and family health insurance applications submitted on our website for the three and six months ended June 30, 2008, respectively.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. Applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 30% of all individual and family health insurance applications submitted on our website for the three and six months ended June 30, 2007, and approximately 32% and 33% of all individual and family health insurance applications submitted on our website for the three and six months ended June 30, 2008, respectively.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, email marketing and an integrated partnership with MSN. Applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 30% of all individual and family health insurance applications submitted on our website for the three and six months ended June 30, 2007, and approximately 28% of all individual and family health insurance applications submitted on our website for the three and six months ended June 30, 2008.

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

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising channels, in addition to compensation and other expenses related to marketing, business development, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of television advertising, radio advertising, print advertising, direct mail, email and other activities that drive consumers directly to our website.

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

We expect the average cost of acquiring new members to increase during the third and fourth quarters of 2008 compared to the second quarter ended June 30, 2008 as a result of several factors, including an increase in online advertising and marketing expenditures, including paid keyword search advertising, an increase in television and radio advertising expenditures, an increase in compensation and benefit costs as a result of an increase in marketing and advertising personnel and an increase in stock-based compensation costs from additional equity grants to marketing and advertising employees. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website and fluctuations in the percentage of consumers referred to our website who submit health insurance applications. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Due to the departure of an executive officer in May 2007 who was not replaced, we reorganized the responsibilities of certain personnel in the second half of 2007. As a result, certain compensation, benefit and related expenses that were previously included in marketing and advertising and customer care and enrollment on our condensed consolidated statements of income were allocated to other functions starting in the second half of 2007 continuing through June 30, 2008. The net impact of the reorganization was to include an immaterial amount of compensation, benefit and related expense in our technology and content and general and administrative expenses during the three and six months ended June 30, 2008, that would have remained as either marketing and advertising or customer care and enrollment expenses had the responsibilities of these personnel not changed.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process.

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly owned subsidiary in China, where technology development costs are generally lower than in the United States.

General and Administrative

General and administrative expenses include compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of June 30, 2007 and 2008 and for the three months ended June 30, 2007 and 2008 (unaudited):

Key Metrics:	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008
Operating cash flows (1)	$7,163,000	$8,647,000

IFP submitted applications (2)	88,300	103,800
IFP approved members (3)	78,200	94,300
Total approved members (4)	114,600	132,600

Total revenue (5)	$21,072,000	$27,501,000
Total revenue per estimated member for the period (6)	$46.48	$48.34

	As of June 30, 2007	As of June 30, 2008
IFP estimated membership (7)	383,400	488,300
Total estimated membership (8)	463,600	579,600

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008
Marketing and advertising expenses (9)	$6,782,000	$9,482,000
Marketing and advertising expenses as a percentage of total revenue (10)	32%	34%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	40%	40%
Marketing partners (12)	30%	32%
Online advertising (13)	30%	28%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$49.98	$60.39

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.

(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.

(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).

(7)	Estimated number of members active on IFP insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.

(8)	Estimated number of members active on all insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.

(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.

(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).

(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.

(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.

(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

The number of individual and family health insurance applications submitted on our website increased approximately 18% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This rate of growth was less than we expected and is lower than the year-over-year growth we experienced in our second quarter of 2007 and in the first quarter of 2008. We believe that the negative influences of the economic environment that persisted during the second quarter of 2008 were a major factor contributing to the decline in our individual and family health insurance application growth during that period. Our online advertising channel was most affected, where we observed slower year-over-year growth in the number of individuals coming to our ecommerce platform through that channel.

Beginning in the second half of 2007, we believe that in general our health insurance carrier partners have utilized more stringent underwriting criteria and practices, which impacts the rate at which health insurance applications submitted through us are approved. However, we realized an improvement in the rate at which submitted applications are converted into members in the second quarter of 2008 compared to the first quarter of 2008 as a result of a favorable change in the percentage of applications submitted through our direct member acquisition channel and due to other improvements in various areas where we can impact the rate at which submitted applications are converted into members.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Additionally, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the current period that we are estimating, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernable over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current economic conditions on our membership retention. Based on information that we now possess, we experienced a slight increase in member turnover in the fourth quarter of 2007. At this time, however, we do not have enough information to determine whether current economic conditions are impacting turnover in our membership base.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three and six months ended June 30, 2007 and 2008, which had a material impact on our allowance for forfeitures.

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

Stock-Based Compensation

We account for stock-based compensation expense pursuant to the provisions of SFAS No. 123R (“SFAS 123R”), Share-Based Payment, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the accompanying condensed consolidated statements of income and comprehensive income based on their fair value over the vesting period, which is generally four years. The grant date fair value of our stock-based awards was determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

We recorded stock-based compensation expense totaling $0.3 million and $0.6 million during the three and six months ended June 30, 2007, respectively, and $1.0 million and $1.7 million during the three and six months ended June 30, 2008, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets. Our effective tax rates in the three and six months ended June 30, 2007 and 2008 were in line with statutory federal and state tax rates in those periods. Due to the large amount of remaining net operating loss credit carryforwards available at December 31, 2007, we expect to pay federal and state taxes in 2008 on a cash basis at or below the alternative minimum tax rate, which is approximately 3%. Future changes in various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carryforwards, pending or future tax law changes including rate changes and the tax benefit from research and development credits and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As of December 31, 2007 and June 30, 2008, we had approximately $2.4 million and $2.5 million, respectively, of unrecognized tax benefits. As of December 31, 2007 and June 30, 2008, there were $2.0 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of June 30, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations and financial condition.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2007 and 2008 (dollars in thousands, unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
Revenue:
Commission	$19,799	94%	$24,756	90%	$38,173	94%	$48,875	91%
Sponsorship, licensing and other	1,273	6	2,745	10	2,388	6	4,906	9

Total revenue	21,072	100	27,501	100	40,561	100	53,781	100
Operating costs and expenses:
Cost of revenue-sharing	401	2	432	2	818	2	869	2
Marketing and advertising	6,782	32	9,482	34	13,712	34	19,131	35
Customer care and enrollment	2,858	13	3,308	12	5,857	14	6,933	13
Technology and content	2,922	14	3,504	13	5,917	15	6,983	13
General and administrative	3,935	19	4,379	16	7,390	18	8,744	16

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
Total operating costs and expenses	16,898	80	21,105	77	33,694	83	42,660	79

Income from operations	4,174	20	6,396	23	6,867	17	11,121	21
Interest and other income, net	1,279	6	941	3	2,446	6	2,150	4

Income before income taxes	5,453	26	7,337	26	9,313	23	13,271	25
Provision for income taxes	2,225	11	3,136	11	3,808	9	5,773	11

Net income	$3,228	15%	$4,201	15%	$5,505	14%	$7,498	14%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Marketing and advertising	$38	$186	$68	$333
Customer care and enrollment	37	85	56	151
Technology and content	139	275	273	450
General and administrative	126	449	215	720

Total	$340	$995	$612	$1,654

Three and Six Months Ended June 30, 2007 and 2008

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
Commission	$19,799	$24,756	$4,957	25%	$38,173	$48,875	$10,702	28%
Percentage of total revenue	94%	90%			94%	91%
Sponsorship, licensing and other	$1,273	$2,745	$1,472	116%	$2,388	$4,906	$2,518	105%
Percentage of total revenue	6%	10%			6%	9%
Total revenue	$21,072	$27,501	$6,429	31%	$40,561	$53,781	$13,220	33%

Three Months Ended June 30, 2008 and 2007—Total revenue increased $6.4 million, or 31%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to an increase in commission revenue as a result of an aggregate increase in our membership, as well as an increase in commission overrides earned by us. Our estimated membership increased approximately 25% to 579,600 at June 30, 2008 from 463,600 at June 30, 2007. Sponsorship, licensing and other revenue increased $1.5 million, or 116%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to the sale of additional carrier sponsorship advertising on our website and new licensing arrangements related to our technology. In addition, sponsorship, licensing and other revenue for the three months ended June 30, 2008 included the recognition of $0.5 million of revenue relating to a one-time, non-recurring item.

Six Months Ended June 30, 2008 and 2007—Total revenue increased $13.2 million, or 33%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in commission revenue as a result of an aggregate increase in our membership, as well as an increase in commission overrides earned by us. Sponsorship, licensing and other revenue increased $2.5 million, or 105%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the sale of additional carrier sponsorship advertising on our website and new licensing arrangements related to our technology. In addition, sponsorship, licensing and other revenue for the six months ended June 30, 2008 included the recognition of $0.5 million of revenue relating to a one-time, non-recurring item.

Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the three and six months ended June 30, 2007 and 2008 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
UnitedHealthcare	20%	17%	20%	18%
Wellpoint	18%	16%	19%	16%
Aetna	11%	13%	11%	13%

Based on information currently available to us, we expect total revenue to increase in absolute dollars in the second half of 2008 compared to the first half of 2008 as a result of continued growth in our membership base.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
Cost of revenue-sharing	$401	$432	$31	8%	$818	$869	$51	6%
Percentage of total revenue	2%	2%			2%	2%

Three Months Ended June 30, 2008 and 2007—Cost of revenue-sharing increased 8% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both three-month periods ended June 30, 2007 and 2008.

Six Months Ended June 30, 2008 and 2007—Cost of revenue-sharing increased 6% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both six-month periods ended June 30, 2007 and 2008.

Based on information currently available to us, we expect our cost of revenue-sharing to increase in absolute dollars in the second half of 2008 compared to the first half of 2008 as a result of an increase in commission revenue related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
Marketing and advertising	$6,782	$9,482	$2,700	40%	$13,712	$19,131	$5,419	40%
Percentage of total revenue	32%	34%			34%	35%

Three Months Ended June 30, 2008 and 2007—Marketing and advertising expenses increased by $2.7 million, or 40%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This was primarily due to a $1.2 million increase in online advertising expenses from an increase in paid keyword search advertising costs on Internet search engines associated with an increase in both the volume and cost of click-throughs from the online advertising channel, and a $0.3 million increase in television advertising expenses. Marketing partner expenses increased $0.9 million primarily due to the growth in the number of applications submitted on our website through the marketing partner channel during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Our acquisition cost per member, if measured as total marketing and advertising expenses for a period divided by the number of individuals included on applications for individual and family product offerings submitted during the period, increased 21% to $60.39 in the three months ended June 30, 2008 from $49.98 in the three months ended June 30, 2007 primarily due to the increases in online advertising and marketing partner channel expenses. As a percentage of total revenue, total marketing and advertising expenses increased to 34% in the three months ended June 30, 2008 from 32% in the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007—Marketing and advertising expenses increased by $5.4 million, or 40%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This was primarily due to an increase in online advertising expenses of $2.7 million and an increase in television advertising expenses of $0.4 million. Marketing partner expenses increased $2.1 million primarily due to the growth in the number of applications submitted on our website through the marketing partner channel during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. As a percentage of total revenue, total marketing and advertising expenses increased to 35% in the six months ended June 30, 2008 from 34% in the six months ended June 30, 2007.

We expect our marketing and advertising expenses to increase in absolute dollars, as well as a percentage of total revenue, in the second half of 2008 compared to the first half of 2008 as a result of several factors, including an increase in online advertising and marketing expenditures, including paid keyword search advertising, an increase in television and radio advertising expenditures, an increase in compensation and benefit costs as a result of an increase in marketing and advertising personnel and an increase in stock-based compensation costs from additional equity grants to marketing and advertising employees. Other factors that may impact our marketing and advertising expenses and the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website and fluctuations in the percentage of consumers referred to our website who submit health insurance applications. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$ %		2007	2008	$	%
Customer care and enrollment	$2,858	$3,308	$450	16%	$5,857	$6,933	$1,076	18%
Percentage of total revenue	13%	12%			14%	13%

Three Months Ended June 30, 2008 and 2007—Customer care and enrollment expenses increased by $0.5 million, or 16%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to an increase in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 12% in the three months ended June 30, 2008 from 13% in the three months ended June 30, 2007 as we continue to leverage on the operational efficiencies of our customer care and enrollment operations.

Six Months Ended June 30, 2008 and 2007—Customer care and enrollment expenses increased by $1.1 million, or 18%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 13% in the six months ended June 30, 2008 from 14% in the six months ended June 30, 2007 as we continue to leverage on the operational efficiencies of our customer care and enrollment operations.

We expect customer care and enrollment expenses to increase in absolute dollars, as well as a percentage of total revenue, in the second half of 2008 compared to the first half of 2008 as we hire additional personnel to service the growth in health insurance applications submitted through our website.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
Technology and content	$2,922	$3,504	$582	20%	$5,917	$6,983	$1,066	18%
Percentage of total revenue	14%	13%			15%	13%

Three Months Ended June 30, 2008 and 2007—Technology and content expenses increased by $0.6 million, or 20%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to an increase in data center costs associated with maintaining and repairing our computer hardware and software. As a percentage of total revenue, technology and content costs decreased to 13% in the three months ended June 30, 2008 from 14% in the three months ended June 30, 2007 primarily as a result of economies of scale achieved by our technology and content operations.

Six Months Ended June 30, 2008 and 2007—Technology and content expenses increased by $1.1 million, or 18%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in data center costs associated with maintaining and repairing our computer hardware and software. As a percentage of total revenue, technology and content costs decreased to 13% in the six months ended June 30, 2008 from 15% in the six months ended June 30, 2007 primarily as a result of economies of scale achieved by our technology and content operations.

Although we expect our technology and content expenses to remain at a similar level in the second half of 2008 compared to the first half of 2008 on a percentage of total revenue basis, we expect technology and content expenses to increase in absolute dollars in the second half of 2008 compared to the first half of 2008 due to our continued focus on technology development, including the enhancement of our ecommerce platform.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
General and administrative	$3,935	$4,379	$444	11%	$7,390	$8,744	$1,354	18%
Percentage of total revenue	19%	16%			18%	16%

Three Months Ended June 30, 2008 and 2007—General and administrative expenses increased by $0.4 million, or 11%, in the three months June 30, 2008 compared to the three months ended June 30, 2007 primarily due to an increase in compensation and benefit costs of $0.3 million associated with increased personnel in our finance and legal departments and an increase in stock-based compensation costs of $0.3 million related to additional equity grants to our general and administrative employees. Partially offsetting these increases was a decrease of $0.2 million in accounting and professional fees. As a percentage of total revenue, general and administrative expenses decreased to 16% in the three months ended June 30, 2008 from 19% in the three months ended June 30, 2007 primarily as a result of economies of scale achieved by our general and administrative operations.

Six Months Ended June 30, 2008 and 2007—General and administrative expenses increased by $1.4 million, or 18%, in the six months June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in compensation and benefit costs of $0.9 million associated with increased personnel in our finance and legal departments and an increase in stock-based compensation costs of $0.5 million related to additional equity grants to our general and administrative employees. As a percentage of total revenue, general and administrative expenses decreased to 16% in the six months ended June 30, 2008 from 18% in the six months ended June 30, 2007 primarily as a result of economies of scale achieved by our general and administrative operations.

Although we expect our general and administrative expenses to remain at a similar level in the second half of 2008 compared to the first half of 2008 on a percentage of total revenue basis, we expect our general and administrative expenses to continue to increase in absolute dollars in the second half of 2008 compared to the first half of 2008 due to the increased costs necessary to support the growth in our business.

Interest and Other Income, Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
Interest and other income, net	$1,279	$941	$(338)	(26)%	$2,446	$2,150	$(296)	(12)%
Percentage of total revenue	6%	3%			6%	4%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Three and Six Months Ended June 30, 2008 and 2007—Interest and other income, net, decreased 26% and 12% in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively. These decreases were primarily due to declines in the average yield earned on our invested cash, cash equivalents and marketable securities during the three and six months ended June 30, 2008. Cash, cash equivalents and marketable securities increased from $102.8 million at June 30, 2007 to $136.0 million at June 30, 2008 primarily from cash generated from operations and net proceeds from the exercise of common stock options.

We expect interest and other income, net, to decline in absolute dollars, as well as a percentage of total revenue, in the second half of 2008 compared to the first half of 2008 as a result of a continued decline in the average yield we earn on our invested cash, cash equivalents and marketable securities.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2008	$	%	2007	2008	$	%
Provision for income taxes	$2,225	$3,136	$911	41%	$3,808	$5,773	$1,965	52%
Percentage of total revenue	11%	11%			9%	11%

Three and Six Months Ended June 30, 2008 and 2007—During the three and six months ended June 30, 2008, we recorded a provision for income taxes of $3.1 million and $5.8 million, respectively, representing an effective tax rate of approximately 43%. Due to the large amount of remaining net operating loss credit carryforwards available at December 31, 2007, we expect to pay federal and state taxes in 2008 on a cash basis at or below the alternative minimum tax rate, which is approximately 3%. During the three and six months ended June 30, 2007, we recorded a provision for income taxes of $2.2 million and $3.8 million, respectively, representing an effective tax rate of 41%. Our deferred tax assets were reduced during the three and six months ended June 30, 2008 compared to December 31, 2007 due to the utilization of net operating losses against taxable income in those periods.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the six months ended June 30, 2007 and 2008 (in thousands, unaudited):

	Six Months Ended June 30,
	2007	2008
Net cash provided by operating activities	$10,571	$14,493
Net cash used in investing activities	$(17,990)	$(12,071)
Net cash provided by financing activities	$2,470	$1,341

At June 30, 2008, our cash, cash equivalents and marketable securities totaled $136.0 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of 90 days or less from the date of purchase, and marketable securities are comprised primarily of highly liquid available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

We anticipate a capital expenditure project in the second half of 2008 relating to the expansion of our data center operations. Currently, we expect our full year capital expenditures to be in the $3 million to $4 million range.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

Six Months Ended June 30, 2008—Our operating activities generated cash of $14.5 million during the six months ended June 30, 2008 primarily due to $7.5 million of net income, $5.5 million of deferred income tax, $1.7 million in non-cash stock-based compensation expense, $0.8 million in non-cash depreciation and amortization expenses and a $0.4 million increase in accounts payable. These items were partially offset by a $0.9 million decrease in accrued compensation and benefits primarily due to timing of compensation and benefit payments and a $0.4 million decrease in other current liabilities.

Six Months Ended June 30, 2007—Our operating activities generated cash of $10.6 million during the six months ended June 30, 2007 primarily due to $5.5 million of net income, $3.6 million of deferred income tax, $0.9 million of non-cash depreciation and amortization expenses, $0.6 million of non-cash stock-based compensation expense and a $0.5 million increase in accrued marketing expenses primarily due to an increase in online advertising channel expenditures. These items were partially offset by a $0.3 million decrease in accrued compensation and benefits.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth. Marketable securities generally consist of highly liquid, investment grade corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We did not realize any material gains or losses on the sale of marketable securities during the six months ended June 30, 2007 and 2008.

Six Months Ended June 30, 2008—Net cash used by investing activities of $12.1 million during the six months ended June 30, 2008 was primarily attributable to purchases of short-term marketable securities of $50.4 million and capital expenditures of $1.3 million, partially offset by maturities and sales of short-term marketable securities of $31.6 million and $8.1 million, respectively.

Six Months Ended June 30, 2007—Net cash used in investing activities of $18.0 million during the six months ended June 30, 2007 was due to $17.3 million used for the purchase of short-term marketable securities and $0.8 million used for the purchase of capital equipment.

Financing Activities

Six Months Ended June 30, 2008—Cash provided by financing activities of $1.3 million during the six months ended June 30, 2008 was due to net proceeds received from the issuance of common stock pursuant to stock option exercises.

Six Months Ended June 30, 2007—Net cash provided by financing activities of $2.5 million during the six months ended June 30, 2007 was due to $2.9 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.3 million of costs paid during the six months ended June 30, 2007 which had been incurred in connection with our initial public offering.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of June 30, 2008 (in thousands, unaudited):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2008 (6 months)	$1,571	$397	$1,968
2009	2,543	442	2,985
2010	1,396	144	1,540
2011	1,140	—	1,140
2012	971	—	971

Total	$7,621	$983	$8,604

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

Service and Licensing Obligations

We have entered into service and licensing agreements with third-party vendors to provide various services, including website development, website hosting, network access and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in September 2010. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

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

Interest Rate Sensitivity

As of June 30, 2008, we had cash and cash equivalents of $85.2 million, which consisted primarily of cash and highly liquid money market instruments and commercial paper with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $50.8 million, which consisted primarily of highly liquid corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had fallen by 10% during the three and six months ended June 30, 2008, our interest income would have declined approximately $0.1 million and $0.2 million, respectively, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

We do not require collateral or other security for our accounts receivable. As of June 30, 2008, one carrier represented $0.2 million, or 14%, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our rate of growth may decline.

We have a history of net losses and only achieved net profitability on an annual basis beginning in 2006. As of June 30, 2008, our accumulated deficit was $24.6 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform and to maintain our relationship with existing members within historical levels. We may not be able to maintain or exceed our historical membership growth rates, and to the extent that the rate of growth of our net new members slows (after accounting for member turnover), our revenue growth is also likely to slow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue growth would slow due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate.

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they cannot afford health insurance. In addition, our members may choose to transfer their policies to a different agent if, for example, they are not satisfied with our customer service or the health insurance products that we offer. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 20% and 17% of our total revenue in the three months ended June 30, 2007 and 2008, respectively, from carriers owned by UnitedHealthcare. We derived 18% and 16% of our total revenue in the three months ended June 30, 2007 and 2008, respectively, from carriers owned by Wellpoint. We derived 11% and 13% of our total revenue in the three months ended June 30, 2007 and 2008, respectively, from Aetna. Our agreements with these carriers are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

From time to time, health insurance carriers may experience negative publicity as a result of consumer perception of, and reaction to, certain underwriting practices, news events or other matters. For example, health insurance carriers in California are experiencing negative publicity relating to allegations of violations of California’s “post-claims underwriting” regulations. Negative publicity experienced by our carrier partners may in turn adversely affect us, even if we are not involved, due to our business relationship with the carriers. If it does, our business, operating results and financial condition could be harmed.

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

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. Beginning in the second half of 2007, we believe that carriers have been applying more stringent underwriting criteria and practices to applications for health insurance and that this condition persisted in our quarter ended June 30, 2008. Changes such as these have in the past resulted in a decrease in the number of insurance policies submitted through our ecommerce platform that are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

If we are not able to maintain and enhance our brand, our business and operating results will be harmed.

We believe that maintaining and enhancing our brand identity is critical to our relationships with existing members, marketing partners and health insurance carriers and to our ability to attract new members, marketing partners and carriers. We are testing the use of television and radio advertisements as a means to enhance our brand. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose marketing partners and members, which could, in turn, cause health insurance carriers to terminate their relationships with us, all of which would harm our business, operating results and financial condition.

If we are not successful in cost-effectively converting visitors to our website into members, our business and operating results would be harmed.

Our growth depends in part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors could influence this conversion rate for any given period, some of which are outside of our control. These factors include:

•	the quality of and changes to, the consumer experience on our ecommerce platform and with our customer care center;

•	the variety and affordability of the health insurance products that we offer;

•	system failures or interruptions in the operation of our ecommerce platform or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

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

In the event the rate at which we convert consumers visiting our ecommerce platform into members does not continue at historical levels or declines, our membership growth rate may decline, which could harm our business, operating results and financial condition. For example, our year-over-year growth rate for approved members from all products declined from 32% in the three months ended June 30, 2007 to 16% in the three months ended June 30, 2008. This decline was due to various factors, including an increase in the prior-year base used to compute the amount of growth in making the comparison, a decline in the growth rate of submitted health insurance applications and a decline in the rate at which submitted health insurance applications that were sent to our carriers were approved by our carrier partners. Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform could cause an increase in our cost of acquiring members as a result of increased costs on a per member basis.

In the fourth quarter of 2007 and the first and second quarters of 2008, we increased our advertising spending in the performance partner and online advertising channels to accelerate application growth and began using traditional media to raise awareness and demand for eHealth. We expect to continue these efforts and as a result, our overall cost of acquisition and our sales and marketing expenses as a percentage of total revenue are expected to continue to increase during the second half of 2008 as compared to the three months ended June 30, 2008. There can be no assurance that any of the planned advertising and marketing activities will be successful in increasing the number of consumers who visit our ecommerce platform, the number of submitted health insurance applications or the number of new members. If the advertising and marketing activities are not successful or do not result in sufficient membership growth to offset the expenses of such activities, our operating margins could be adversely impacted and our business and operating results harmed.

We previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. The more our technology is integrated with our carrier partners, the more our application processing times, sales yields and processing costs improve. The third phase of our EPI technology , which we call “EPI III” or “eApproval,” allows consumers to apply for health insurance online, electronically transmit signature and payment, receive an instant underwriting response and print membership material at the point of approval on our website. We launched our eApproval technology with a carrier in California in the second quarter of 2008 and are currently working with other carriers in implementation of eApproval. We are dependent on health insurance carriers to implement eApproval technology, and there can be no assurance that it will be implemented in any specific timeframe or otherwise. In addition, there can be no assurance that any such implementation will impact our membership growth rate, improve sales yields or otherwise be effective. It is too early to determine the effectiveness of any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources, carrier commitment and ability to integrate their systems with ours and to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In addition, our implementation of eApproval may materially impact other aspects of our business. For example, the shorter the amount of time between submission of a health insurance application and coverage, the less there is a need for short term health insurance. In the event that we are not successful in integrating with our carrier partners to provide expedited underwriting, or if such integration is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes in the San Francisco Bay Area and elsewhere in Northern California. While we regularly back-up our system and store the system back-ups in a secure third-party offsite location with restricted access near the San Francisco Bay area, we do not yet have full second-site redundancy. Although we are in the process of implementing a second offsite data recovery system, there can be no assurance that the second-site will operate as designed or prevent a loss of data. If we were forced to rely on our system back-ups, we would experience significant delays in restoring the functionality of our website and could experience loss of data, which would harm our business and our operating results. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations.

Consumers may access our customer care center for assistance in connection with submitting health insurance applications through our ecommerce platform. We depend upon third parties, including telephone service providers, to operate our customer care center. Any failure of the systems that we rely upon in the operation of our customer care center could negatively impact sales of insurance policies through our ecommerce platform or our relationship with consumers and members, which could harm our business, operating results and financial condition.

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

We cannot be certain of the future impact that a recession or challenging economic conditions would have on our business. Consumers could attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance products with lower premiums for which we receive lower commissions. A recessionary environment could also negatively impact the health insurance carriers whose products are offered on our ecommerce platform, and they may, among other things, determine to reduce their commission rates, increase premiums or reduce benefits, change their underwriting practices so that fewer consumers’ health insurance applications are approved or decrease the amount they are willing to spend for marketing purposes, all of which would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses. In the quarter ended June 30, 2008, we believe the negative aspects of the current economic environment had an adverse impact on the number of applications for health insurance submitted through our ecommerce platform, which negatively impacts our membership growth rates. We believe that the impact was most evident in our online advertising channel, where we observed slower year-over-year growth in the number of individuals coming to our platform. Given the delay in our receipt of information regarding membership from our health insurance carrier partners, we do no know to what extent the challenging economic environment has impacted our membership retention rates. The information we do possess indicates a small increase in the rate of member turnover in the quarter ended December 31, 2007. To the extent the economy adversely impacts our membership retention or the number or type of health insurance applications submitted through us and that are approved by our health insurance carrier partners, our rate of growth will decline and our business and operating results will be harmed.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in China pursuant to which we are selling health, accident and life insurance in the Fujian province in China. Our license is up for renewal at the end of 2008. Our subsidiary launched a pilot program to market insurance online in the city of Xiamen in the Fujian province of China. We also have entered into a relationship with a local insurance agency in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online in China are unclear, and our operations may be in violation of them. The consequences of violating insurance laws and regulations in China are unclear, but they could result in the termination of our license and could harm our business as a whole. For various reasons, we may not expand the pilot program to other geographic areas, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment and changes to the environment, our ability to attract qualified personnel and network security.

Our participation and success in the Shanghai market may be impacted by additional factors given that the insurance products offered on our website are offered through another insurance agent, including our dependence on a single insurance agent for the products on our website, the agent’s relationship with insurance carriers and consumers, the agent’s ability to maintain its licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the agent. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we may need to receive additional government licenses and approvals or enter into additional relationships and may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

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

Our HSA platform may not be successful.

We are in the process of developing a business health savings account (HSA) platform to facilitate employer contributions to employee HSAs. We have entered into a relationship with a third party that helped to develop and assists in administering the HSA component of the platform, including its HSA bank account component. This third party has the relationship with one or more banks that may act as custodian of the HSAs established in connection with the platform. The success of the business HSA platform will depend upon a number of factors, including the attractiveness of the platform to businesses and employees; our effectiveness in engaging partners, such as associations, banks and other financial services partners, to market the platform; our ability to otherwise successfully market the platform and make it understandable and easy to navigate; our ability to maintain an effective relationship with the third party that assists in administering the HSA component of the platform; our ability and this third party’s ability to maintain a relationship with a bank that acts as custodian for the HSAs opened using the platform; our ability to enter into and maintain a relationship with a bank that will act as processor for the debit cards that relate to the HSAs opened using the platform; the ability of the third party and a bank to successfully manage and operate the HSA aspects of the platform; our ability and the ability of the third party and relevant bank to avoid process breakdowns, malfunctions, technical difficulties and bugs in the platform; the performance, reliability and availability of the platform and our success in training our customer care center representatives to adequately serve consumers desiring assistance with respect to HSAs. We are dependent upon third parties to operate the platform, and the platform’s success depends in part on our ability to maintain effective relationships with those parties as well as their allocation of sufficient resources and commitment to develop the platform within certain timeframes.

The insurance, banking and other laws and regulations applicable to the platform are complicated and in some cases unclear. For example, it is possible that certain states could take the position that the platform or marketing individual insurance into businesses violates certain laws and regulations, including those relating to the sale of insurance to small businesses. The HSA platform also increases our potential exposure under laws and regulations relating to privacy and security as we have access to certain financial and confidential information of consumers using the platform. In light of legal and regulatory risks, we may determine not to launch the platform in certain states. Regardless, we could be subject to adverse legal and regulatory action in any state from departments of insurance and otherwise and may need to cease offering the platform in those states. If the business HSA platform is not successful, our business and operating results could be harmed and our rate of growth may decline.

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

Our success is dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time, and the loss of the services of any of our executive officers or key employees could harm our business. For example, we are required to appoint a writing agent with each insurance carrier with which we have a relationship in every state. Currently, a single part-time employee acts as writing agent with respect to many carriers with which we have a relationship; however, we are now in the process of transferring the duties of writing agent for those carriers to an existing executive officer and appointing a back-up writing agent. If we lose the service of our appointed writing agent prior to the completion of a transfer to a particular carrier, the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carrier partners whose policies are purchased by our members, this transition may be difficult and requires a significant period of time to complete. If the transition is not successful or takes too long to complete, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued and, as a result, our business and operating results could be harmed. Our success is also dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel at all levels is increasingly more intense and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed.

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

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. During 2007, we documented our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal control over financial reporting.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the condensed consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the three months ended June 30, 2007 and 2008, we recorded stock-based compensation expense totaling $0.3 million and $1.0 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at June 30, 2008 was approximately $13.3 million, net of estimated forfeitures of $1.4 million. This amount will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures. We expect to continue to grant additional equity awards in the future and that the impact of expenses related to those grants will be material over time.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which we adopted on January 1, 2007. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

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

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% or more of premium revenue on patient care. Additionally, the Presidential election candidates of each major party have expressed their views with respect to healthcare reform at a general level, but have not proffered detailed proposals. Given the generality with which they have expressed their views, it is not possible for us to predict the impact the Presidential election will have on our business. We cannot be certain of the impact of any new legislation at the state or federal level, but it could harm our business, operating results and financial condition. In addition, speculation regarding the Presidential election or potential changes in the regulatory environment in which we operate creates uncertainties that could lead to increased volatility and a reduction in our stock price in the short term.

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

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	actual or anticipated regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.

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

At our Annual Meeting of Stockholders, held on June 10, 2008, our stockholders voted on the following proposals, both of which were adopted by the margins indicated below:

1.	To elect two (2) Class II directors, Sheryl Sandberg and Christopher J. Schaepe, to serve for terms of three years and until their respective successors are duly elected and qualified, subject to earlier resignation or removal:

Name	Votes For	Votes Withheld
Sheryl Sandberg	22,725,632	92,683
Christopher J. Schaepe	21,336,305	1,482,010

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008:

For	22,713,517
Against	104,788
Abstain	10

ITEM 6.	EXHIBITS

(a)	Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 2008.

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