Form 10-Q
period 2008-09-30
eHealth, Inc.
filed 2008-11-10
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2008 was 25,077,349 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	September 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,395	$90,525
Marketable securities	40,119	52,731
Accounts receivable	1,300	1,560
Deferred income taxes	13,240	6,582
Prepaid expenses and other current assets	2,098	1,482

Total current assets	138,152	152,880
Property and equipment, net	3,791	4,762
Deferred income taxes	4,535	4,535
Other assets	975	955

Total assets	$147,453	$163,132

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,495	$1,855
Accrued compensation and benefits	4,849	4,003
Accrued marketing expenses	2,454	3,942
Deferred revenue	436	351
Other current liabilities	2,073	2,272

Total current liabilities	11,307	12,423
Other non-current liabilities	252	432
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	167,847	172,032
Deferred stock-based compensation	(104)	(40)
Accumulated deficit	(32,060)	(21,541)
Accumulated other comprehensive income (loss)	186	(199)

Total stockholders’ equity	135,894	150,277

Total liabilities and stockholders’ equity	$147,453	$163,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
Commission	$21,313	$25,788	$59,486	$74,663
Sponsorship, licensing and other	1,684	2,687	4,072	7,593

Total revenue	22,997	28,475	63,558	82,256
Operating costs and expenses:
Cost of revenue-sharing	427	469	1,245	1,338
Marketing and advertising	7,309	11,502	21,021	30,633
Customer care and enrollment	3,002	3,722	8,859	10,655
Technology and content	3,108	3,565	9,025	10,548
General and administrative	4,308	4,731	11,698	13,475

Total operating costs and expenses	18,154	23,989	51,848	66,649

Income from operations	4,843	4,486	11,710	15,607
Interest and other income, net	1,403	935	3,849	3,085

Income before income taxes	6,246	5,421	15,599	18,692
Provision for income taxes	2,516	2,400	6,324	8,173

Net income	$3,730	$3,021	$9,235	$10,519

Comprehensive income:
Net income	$3,730	$3,021	$9,235	$10,519
Change in unrealized gain (loss) on investments, net of taxes	49	(419)	43	(454)
Foreign currency translation adjustment, net of taxes	17	4	47	69

Total comprehensive income	$3,796	$2,606	$9,325	$10,134

Net income per share:
Basic	$0.16	$0.12	$0.41	$0.42
Diluted	$0.14	$0.12	$0.36	$0.40
Weighted-average number of shares used in per share amounts:
Basic	23,517	25,060	22,643	24,925
Diluted	26,263	25,921	25,746	26,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2007	2008
Operating activities
Net income	$9,235	$10,519
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,109	7,146
Depreciation and amortization	1,275	1,271
Stock-based compensation expense	962	2,609
Excess tax benefits from stock-based compensation	—	(216)
Deferred rent expense	(22)	(43)
Loss on disposal of property and equipment	18	39
Changes in operating assets and liabilities:
Accounts receivable	(331)	(260)
Prepaid expenses and other current assets	184	456
Other assets	(523)	21
Accounts payable	(302)	357
Accrued compensation and benefits	(67)	(700)
Accrued marketing expenses	776	1,488
Deferred revenue	215	(85)
Other current liabilities	753	148

Net cash provided by operating activities	18,282	22,750

Investing activities
Purchases of property and equipment	(1,053)	(2,242)
Proceeds from the sale of property and equipment	14	—
Purchases of marketable securities	(36,520)	(61,565)
Sales of marketable securities	2,156	10,120
Maturities of marketable securities	588	38,379

Net cash used in investing activities	(34,815)	(15,308)

Financing activities
Net proceeds from exercise of common stock options	5,343	1,426
Excess tax benefits from stock-based compensation	—	216
Principal payments in connection with capital leases	(212)	—
Costs incurred in connection with initial public offering	(252)	—

Net cash provided by financing activities	4,879	1,642

Effect of exchange rate changes on cash and cash equivalents	64	46

Net (decrease) increase in cash and cash equivalents	(11,590)	9,130
Cash and cash equivalents at beginning of period	90,316	81,395

Cash and cash equivalents at end of period	$78,726	$90,525

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2007 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008 are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of September 30, 2008, its results of operations for the three and nine months ended September 30, 2007 and 2008 and its cash flows for the nine months ended September 30, 2007 and 2008. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Significant Customers—Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the three and nine months ended September 30, 2007 and 2008 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
UnitedHealthcare	18%	17%	19%	17%
Wellpoint	17%	16%	18%	16%
Aetna	12%	14%	11%	13%

Revenue attributable to individual and family product offerings represented approximately 85% of our commission revenue in the three and nine months ended September 30, 2007, and represented approximately 88% and 87% of our commission revenue in the three and nine months ended September 30, 2008, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Disposal of Capital Equipment— During the three and nine months ended September 30, 2008, we disposed of certain capital equipment, primarily computer equipment and software, with a gross book value of $0.7 million. The net book value of these assets was not significant at the time of their disposal and we recorded an immaterial loss in our condensed consolidated statements of income and comprehensive income as a result of their disposal. During the three and nine months ended September 30, 2007, we disposed of certain computer equipment, software and office equipment with a gross book value of $2.0 million. The net book value of these assets was not significant at the time of their disposal and we recorded an immaterial loss in our condensed consolidated statements of income and comprehensive income as a result of their disposal.

Recent Accounting Pronouncements—We implemented SFAS No. 157 (“SFAS 157”), Fair Value Measurement, effective January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In October 2008, the FASB issued Staff Position (FSP) No. FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

Note 2 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—Cash equivalents are comprised primarily of highly liquid available-for-sale financial instruments with an original maturity of 90 days or less from the date of purchase. As of September 30, 2008, our money market funds consisted primarily of federal agency securities. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our cash equivalents consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2008 (unaudited)
Cash	$1,288	$—	$—	$1,288
Cash equivalents:
Money market funds	76,254	—	—	76,254
Commercial paper	10,484	—	1	10,483
U.S. government-sponsored enterprise discount notes	1,498	2	—	1,500
U.S. government-sponsored enterprise bonds	1,000	—	—	1,000

Total cash equivalents	89,236	2	1	89,237

Total cash and cash equivalents	$90,524	$2	$1	$90,525

December 31, 2007
Cash	$4,580	$—	$—	$4,580
Cash equivalents:
Money market funds	55,292	—	—	55,292
Commercial paper	21,521	2	—	21,523

Total cash equivalents	76,813	2	—	76,815

Total cash and cash equivalents	$81,393	$2	$—	$81,395

We did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2007 and 2008.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Marketable Securities—Marketable securities are comprised primarily of highly liquid available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2008 (unaudited)
U.S. government-sponsored enterprise bonds	$18,344	$9	$27	$18,326
Corporate bonds	17,505	7	389	17,123
U.S. government-sponsored enterprise discount notes	10,565	4	2	10,567
Commercial paper	5,716	—	1	5,715
Certificates of deposit	1,000	—	—	1,000

Total marketable securities	$53,130	$20	$419	$52,731

December 31, 2007
Corporate bonds	$15,368	$36	$6	$15,398
Commercial paper	13,047	2	—	13,049
U.S. government-sponsored enterprise bonds	11,298	25	1	11,322
Certificates of deposit	350	—	—	350

Total marketable securities	$40,063	$63	$7	$40,119

We did not realize any significant gains or losses on sales of marketable securities during the three and nine months ended September 30, 2007 and 2008.

During the three and nine months ended September 30, 2008, we incurred net unrealized losses on our marketable securities of $0.4 million and $0.5 million, respectively. Net unrealized gains and losses incurred on our marketable securities during the three and nine months ended September 30, 2007 were not significant. Net unrealized losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period and are excluded from earnings and reported as a component of stockholders’ equity in the condensed consolidated balance sheets and in comprehensive income on the condensed consolidated statements of income and comprehensive income.

At September 30, 2008, we evaluated each of our unrealized losses, the majority of which are from corporate bonds, and determined them to be temporary in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon our evaluation of these factors, and because we have the ability and intent to hold each of our investments with net unrealized losses until their respective maturity dates, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

The contractual maturities of our marketable securities as of December 31, 2007 and September 30, 2008, were as follows (in thousands):

	Estimated Fair Value as of December 31, 2007	Estimated Fair Value as of September 30, 2008
		(unaudited)
Due within 1 year	$28,219	$48,054
Due within 1 year to 2 years	11,900	4,677

Total marketable securities	$40,119	$52,731

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands, unaudited):

	As of September 30, 2008
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$76,254	$—	$76,254
Commercial paper	—	10,483	10,483
U.S. government-sponsored enterprise discount notes	—	1,500	1,500
U.S. government-sponsored enterprise bonds	—	1,000	1,000

	76,254	12,983	89,237
Marketable securities:
U.S. government-sponsored enterprise bonds	—	18,326	18,326
Corporate bonds	—	17,123	17,123
U.S. government-sponsored enterprise discount notes	—	10,567	10,567
Commercial paper	—	5,715	5,715
Certificates of deposit	—	1,000	1,000

	—	52,731	52,731

Total cash equivalents and marketable securities	$76,254	$65,714	$141,968

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. For our other cash equivalents and marketable securities classified as Level 2, we primarily relied on observable quotes in active markets; however if we concluded the market was non-active, we relied on independent market pricing data. We did not hold any financial assets as of September 30, 2008 whereby the fair value measurements are estimated using significant unobservable inputs (Level 3).

Note 4 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of September 30, 2008, we had 2,909,252 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2008, shares reserved under the 2006 Plan automatically increased by 987,473 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data, unaudited):

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2007	2,464	2,626	$7.44
Additional shares authorized (1)	987	—	—
Shares expired (2)	(14)	—	—
Options granted	(497)	497	$21.95
Restricted stock granted	(195)	—	—
Options exercised	—	(380)	$3.91
Options cancelled	154	(154)	$24.13
Restricted stock cancelled	10	—	—

Balance at September 30, 2008	2,909	2,589	$9.75	6.11	$20,977

(1)	On January 1, 2008, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 987,473 shares.

(2)	The 1998 Stock Plan and 2005 Stock Plan were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our initial public offering in October 2006, resulting in reductions in the total number of authorized shares from the expiration of unvested grants.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at September 30, 2008.

The fair value of stock options granted to employees for the three and nine months ended September 30, 2007 and 2008 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Expected term	6.1 years	6.1 years	6.1 years	4.8 years
Expected volatility	59.6%	57.4%	59.6%	54.9%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.48%	3.48%	4.48%	3.15%
Weighted-average fair value	$14.63	$8.41	$13.04	$10.78

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Number of Restricted Stock Units Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2007	23
Granted	195
Cancelled	(7)
Vested	(10)

Balance as of September 30, 2008	201	1.85	$3,212

The aggregate intrinsic value is calculated as the fair value at September 30, 2008 of the underlying common stock outstanding and vested and expected to vest as of September 30, 2008.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2007 and 2008 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Awards granted to employees accounted for in accordance with SFAS 123R:
Common stock options	$267	$755	$712	$1,909
Restricted stock units	50	182	138	634
Restricted common stock	5	1	15	11

	322	938	865	2,554
Awards granted to employees accounted for in accordance with APB 25:
Common stock options	4	—	17	—
Restricted common stock	24	17	80	55

	28	17	97	55

Total stock-based compensation expense	$350	$955	$962	$2,609

The following table summarizes stock-based compensation expense by operating function included in the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2008 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Marketing and advertising	$45	$151	$113	$484
Customer care and enrollment	30	49	86	200
Technology and content	143	203	416	653
General and administrative	132	552	347	1,272

Total stock-based compensation expense	$350	$955	$962	$2,609

Note 5 – Income Taxes

On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limit our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards is suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it does limit the amount of net operating loss and tax credit carry forwards that we will be able to utilize to reduce our taxes payable during the years ending December 31, 2008 and 2009, resulting in an increase in cash taxes payable to the state of California in those years. While we do not expect this change in the California tax law to impact our effective tax rate, we expect that our cash outlay for federal and state taxes will increase to approximately 4.5% of pre-tax income for the year ending December 31, 2008.

Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us. For example, net operating loss and tax credit carry forwards from prior years are used to reduce taxes currently payable prior to deductions from stock option exercises for purposes of financial reporting, while for

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

tax return purposes, current year stock compensation deductions are generally used before net operating loss carry forwards. Indirect effects of excess tax benefits, such as the effect on research and development tax credits, are not considered. In accordance with SFAS 123R, only realized excess tax benefits are reflected in the financial statements.

During the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $2.4 million and $8.2 million, respectively, representing an effective tax rate of approximately 44%. During the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $2.5 million and $6.3 million, respectively, representing an effective tax rate of approximately 41%. Our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $0.2 million increase in additional paid-in capital and a $0.3 million increase in other non-current liabilities, respectively, in the condensed consolidated balance sheet as of September 30, 2008. Additionally, the $0.2 million of realized excess tax benefits related to share-based payments is classified in the condensed consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As of December 31, 2007 and September 30, 2008, we had approximately $2.4 million and $2.6 million, respectively, of unrecognized tax benefits. As of December 31, 2007 and September 30, 2008, there were $2.0 million and $2.1 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the federal research and development tax credit from January 1, 2008 through December 31, 2009. Federal research and development tax credits for the year ending December 31, 2008, which are not expected to be material, will be included in our provision for income taxes for the three months ending December 31, 2008.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Basic:
Numerator:
Net income allocated to common stock	$3,730	$3,021	$9,235	$10,519
Denominator:
Weighted average number of common stock shares	23,517	25,060	22,643	24,925
Net income per share—basic:	$0.16	$0.12	$0.41	$0.42
Diluted:
Numerator:
Net income allocated to common stock	$3,730	$3,021	$9,235	$10,519
Denominator:
Weighted average number of common stock shares	23,517	25,060	22,643	24,925
Weighted average number of options	2,730	859	3,089	1,064
Weighted average number of restricted stock and restricted stock units	16	2	14	18

Total common stock shares used in per share calculation	26,263	25,921	25,746	26,007

Net income per share—diluted:	$0.14	$0.12	$0.36	$0.40

For each of the three and nine months ended September 30, 2007 and 2008, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive weighted shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Common stock options	232	838	177	643
Restricted stock units	3	196	—	—

	235	1,034	177	643

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7 – Geographic Information

Revenue for all periods presented was generated from customers located solely in the United States. As of December 31, 2007 and September 30, 2008, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
United States	$4,172	$5,008
China	594	709

Total	$4,766	$5,717

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements relating to expectations regarding our future effective tax rates and the amount of tax credits and cash outlay for taxes we will pay for 2008, including as a result of recent changes to California tax laws; our expectation that the rate of online adoption will continue to be a primary driver of revenue; an increase in our cost of acquiring members and factors impacting such increase; exploration of new marketing initiatives that increase per member acquisition costs; critical accounting policies and estimates and related impact on our financial statements; estimated commission forfeiture rates; expected term and volatility of stock based awards; our expectation to continue to grant equity awards in the future and that stock based compensation expense will increase and be material over time; realization of earnings to utilize deferred tax assets; our expectation to continue to utilize excess tax benefits related to share-based payments and other unrecognized tax benefits and the related impact on additional paid-in capital; our expectation that total revenue will increase in absolute dollars as a result of continued growth in our membership base and growth in our sponsorship and technology licensing businesses; our expectation that our cost of revenue-sharing will remain at current similar levels on a percentage of total revenue basis but increase modestly in absolute dollars; our expectation that our marketing and advertising expenses will increase in absolute dollars primarily due to an increase in online advertising and marketing opportunities; our expectation that our customer care and enrollment expenses will remain at a similar level on a percentage of total revenue basis and increase in absolute dollars; our expectation that technology and content expenses and general and administrative expenses as a percentage of total revenue will remain at similar levels but increase in absolute dollars and related factors impacting such increases; our expectation that interest and other income, net will decrease in absolute dollars and as a percentage of total revenue; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments; future expenditures; factors on which our future growth will depend; our anticipation that our branding initiatives become increasingly difficult and expensive; changes to our ecommerce platform and other initiatives and the potential impact of such changes; growth of the individual and family health insurance market and factors contributing to such growth; factors affecting a softening of demand for our products and services, including as a result of changes in customer preferences or a weakening of the U.S. economy, and the related impact on our revenue and business; expansion of our Chinese operations and the additional management and resources required; expansion of our insurance platform in China to other geographic areas; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Revenue

Commission revenue represented 93% and 94% of our total revenue for the three and nine months ended September 30, 2007, respectively, and 91% of our total revenue for the three and nine months ended September 30, 2008. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance markets and corresponding growth in our membership. We estimate that as of September 30, 2008 we had approximately 602,100 members compared to the estimated 518,400 members we reported at December 31, 2007. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

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

Revenue attributable to individual and family product offerings represented approximately 85% of our commission revenue in the three and nine months ended September 30, 2007, and represented approximately 88% and 87% of our commission revenue in the three and nine months ended September 30, 2008, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. Our technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that is either measured based on data that is tracked by us, or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly through algorithmic search listings on Internet search engines and directories or through direct links, such as links in news articles and email. Applications submitted through us for individual and family health insurance from our direct channel constituted approximately 40% of all individual and family health insurance applications submitted on our website for the three and nine months ended September 30, 2007, and approximately 39% of all individual and family health insurance applications submitted on our website for the three and nine months ended September 30, 2008.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. Applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partner channel constituted approximately 31% and 30% of all individual and family health insurance applications submitted on our website for the three and nine months ended September 30, 2007, respectively, and approximately 33% of all individual and family health insurance applications submitted on our website for the three and nine months ended September 30, 2008.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, non-direct email marketing and an integrated partnership with MSN. Applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 29% and 30% of all individual and family health insurance applications submitted on our website for the three and nine months ended September 30, 2007, respectively, and approximately 28% of all individual and family health insurance applications submitted on our website for the three and nine months ended September 30, 2008.

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

We compensate a significant number of our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications we receive from such marketing partners increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses generally have increased or decreased in conjunction with these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered volume-incentive marketing partner arrangements, we could incur expenses in excess of the amounts we had planned in periods of rapid growth in the volume of submitted applications from marketing partner referrals. Accordingly, an unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

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

We expect the average cost of acquiring new members to increase during the fourth quarter of 2008 compared to the third quarter ended September 30, 2008 primarily due to an increase in online advertising and marketing expenditures, including paid keyword search advertising. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefit costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Due to the departure of an executive officer in May 2007 who was not replaced, we reorganized the responsibilities of certain personnel in the second half of 2007. As a result, certain compensation, benefit and related expenses that were previously included in marketing and advertising and customer care and enrollment on our condensed consolidated statements of income were allocated to other functions starting in the second half of 2007 continuing through September 30, 2008. The net impact of the reorganization was to include an immaterial amount of compensation, benefit and related expense in our technology and content and general and administrative expenses during the three and nine months ended September 30, 2008, that would have remained as either marketing and advertising or customer care and enrollment expenses had the responsibilities of these personnel not changed.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of September 30, 2007 and 2008 and for the three months ended September 30, 2007 and 2008 (unaudited):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008
Key Metrics:
Operating cash flows (1)	$7,711,000	$8,257,000
IFP submitted applications (2)	97,900	117,300
IFP approved members (3)	83,600	100,800
Total approved members (4)	125,300	144,400
Total revenue (5)	$22,997,000	$28,475,000
Total revenue per estimated member for the period (6)	$48.16	$48.19

	As of September 30, 2007	As of September 30, 2008
IFP estimated membership (7)	408,100	506,100
Total estimated membership (8)	491,300	602,100

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008
Marketing and advertising expenses (9)	$7,309,000	$11,502,000
Marketing and advertising expenses as a percentage of total revenue (10)	32%	40%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	40%	39%
Marketing partners (12)	31%	33%
Online advertising (13)	29%	28%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$49.07	$65.34

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.

(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.

(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).

(7)	Estimated number of members active on IFP insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.

(8)	Estimated number of members active on all insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.

(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.

(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).

(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.

(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.

(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Additionally, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the current period that we are estimating, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernable over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current economic conditions on our membership retention. Based on information that we now possess, we experienced a slight increase in member turnover in the fourth quarter of 2007 and in the first quarter of 2008. At this time, however, we do not have enough information to determine whether economic conditions are currently impacting turnover in our membership base.

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

Our insurance carrier partners bill and collect insurance premiums that our members pay. We rely on health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenues, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from our carriers by comparing such data to the database we maintain on our members. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because the majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. This results in our having to identify underpayment or non-payment of commissions on a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us. To date, we have not had disputes of any significance with carriers related to reported commissions. To the extent that carriers understate or fail to timely and accurately report or pay the amount of commissions due to us, we will not collect and recognize revenue to which we are entitled, which, if material in amount, would adversely affect our operating results and financial condition.

Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenues for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three and nine months ended September 30, 2007 and 2008, which had a material impact on our allowance for forfeitures.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. Our technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that is either measured based on data that is tracked by us, or based on data that is tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

We recorded stock-based compensation expense totaling $0.4 million and $1.0 million during the three and nine months ended September 30, 2007, respectively, and $1.0 million and $2.6 million during the three and nine months ended September 30, 2008, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as excess tax benefits related to share-based payments. Our effective tax rates in the three and nine months ended September 30, 2007 and 2008 were in line with statutory federal and state tax rates in those periods.

On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limit our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards is suspended for tax years 2008 and 2009; however the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it does limit the amount of net operating loss and tax credit carry forwards that we will be able to utilize to reduce our taxes payable during the years ending December 31, 2008 and 2009, resulting in an increase in cash taxes payable to the state of California in those years. While we do not expect this change in the California tax law to impact our effective tax rate, we expect that our cash outlay for federal and state taxes will increase to approximately 4.5% of pre-tax income for the year ending December 31, 2008.

Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us. For example, net operating loss and tax credit carry forwards from prior years are used to reduce taxes currently payable prior to deductions from stock option exercises for purposes of financial reporting, while for tax return purposes, current year stock compensation deductions are generally used before net operating loss carry forwards.

Indirect effects of excess tax benefits, such as the effect on research and development tax credits, are not considered. In accordance with SFAS 123R, only realized excess tax benefits are reflected in the financial statements.

During the three months ended September 30, 2008, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $0.2 million increase in additional paid-in capital and a $0.3 million increase in other non-current liabilities, respectively, in the condensed consolidated balance sheet as of September 30, 2008. We expect to continue utilizing excess tax benefits related to share-based payments and other unrecognized tax benefits in the fourth quarter of 2008 and fiscal year 2009, which will result in further increases to additional paid-in capital and other non-current liabilities during those periods.

Future changes in various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carry forwards, pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As of December 31, 2007 and September 30, 2008, we had approximately $2.4 million and $2.6 million, respectively, of unrecognized tax benefits. As of December 31, 2007 and September 30, 2008, there were $2.0 million and $2.1 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the federal research and development tax credit from January 1, 2008 through December 31, 2009. Federal research and development tax credits for the year ending December 31, 2008, which are not expected to be material, will be included in our provision for income taxes for the three months ending December 31, 2008.

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of September 30, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations and financial condition.

In October 2008, the FASB issued Staff Position (FSP) No. FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.

During the three and nine months ended September 30, 2008, we incurred net unrealized losses on our marketable securities of $0.4 million and $0.5 million, respectively. Net unrealized gains and losses incurred on our marketable securities during the three and nine months ended September 30, 2007 were not significant. Net unrealized losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period As we do not consider our investments to be other-than-temporarily impaired at September 30, 2008, the unrealized losses are excluded from earnings and reported as a component of stockholders’ equity in the condensed consolidated balance sheets and in comprehensive income on the condensed consolidated statements of income and comprehensive income. We did not realize any significant gains or losses on sales of marketable securities during the three and nine months ended September 30, 2007 and 2008.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2007 and 2008 (dollars in thousands, unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
Revenue:
Commission	$21,313	93%	$25,788	91%	$59,486	94%	$74,663	91%
Sponsorship, licensing and other	1,684	7	2,687	9	4,072	6	7,593	9

Total revenue	22,997	100	28,475	100	63,558	100	82,256	100
Operating costs and expenses:
Cost of revenue-sharing	427	2	469	2	1,245	2	1,338	2
Marketing and advertising	7,309	32	11,502	40	21,021	33	30,633	37
Customer care and enrollment	3,002	13	3,722	13	8,859	14	10,655	13
Technology and content	3,108	13	3,565	12	9,025	14	10,548	13
General and administrative	4,308	19	4,731	17	11,698	19	13,475	16

Total operating costs and expenses	18,154	79	23,989	84	51,848	82	66,649	81

Income from operations	4,843	21	4,486	16	11,710	18	15,607	19
Interest and other income, net	1,403	6	935	3	3,849	6	3,085	4

Income before income taxes	6,246	27	5,421	19	15,559	24	18,692	23
Provision for income taxes	2,516	11	2,400	8	6,324	10	8,173	10

Net income	$3,730	16%	$3,021	11%	$9,235	14%	$10,519	13%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Marketing and advertising	$45	$151	$113	$484
Customer care and enrollment	30	49	86	200
Technology and content	143	203	416	653
General and administrative	132	552	347	1,272

Total	$350	$955	$962	$2,609

Three and Nine Months Ended September 30, 2007 and 2008

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Commission	$21,313	$25,788	$4,475	21%	$59,486	$74,663	$15,177	26%
Percentage of total revenue	93%	91%			94%	91%
Sponsorship, licensing and other	$1,684	$2,687	$1,003	60%	$4,072	$7,593	$3,521	86%
Percentage of total revenue	7%	9%			6%	9%
Total revenue	$22,997	$28,475	$5,478	24%	$63,558	$82,256	$18,698	29%

Three Months Ended September 30, 2008 and 2007— Total revenue increased $5.5 million, or 24%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to an increase in commission revenue as a result of an aggregate increase in our membership. Our estimated membership increased approximately 25% to 602,100 at September 30, 2008 from 491,300 at September 30, 2007. Sponsorship, licensing and other revenue increased $1.0 million, or 60%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to the sale of additional carrier sponsorship advertising on our website and new licensing arrangements related to our technology.

Nine Months Ended September 30, 2008 and 2007—Total revenue increased $18.7 million, or 29%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase in commission revenue as a result of an aggregate increase in our membership, as well as an increase in commission overrides earned by us. Sponsorship, licensing and other revenue increased $3.5 million, or 86%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the sale of additional carrier sponsorship advertising on our website and new licensing arrangements related to our technology. In addition, sponsorship, licensing and other revenue for the nine months ended September 30, 2008 included the recognition of $0.5 million of revenue relating to a one-time, non-recurring item.

Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the three and nine months ended September 30, 2007 and 2008 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
UnitedHealthcare	18%	17%	19%	17%
Wellpoint	17%	16%	18%	16%
Aetna	12%	14%	11%	13%

Based on information currently available to us, we expect total revenue to increase in absolute dollars in the fourth quarter of 2008 compared to the third quarter of 2008 as a result of continued growth in our membership base and growth in our sponsorship and technology licensing businesses.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Cost of revenue-sharing	$427	$469	$42	10%	$1,245	$1,338	$93	7%
Percentage of total revenue	2%	2%			2%	2%

Three Months Ended September 30, 2008 and 2007—Cost of revenue-sharing increased 10% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both three-month periods ended September 30, 2007 and 2008.

Nine Months Ended September 30, 2008 and 2007—Cost of revenue-sharing increased 7% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both nine-month periods ended September 30, 2007 and 2008.

Although we expect our cost of revenue-sharing to remain at a similar level in the fourth quarter of 2008 compared to the third quarter of 2008 on a percentage of total revenue basis, we expect cost of revenue-sharing to increase modestly in absolute dollars in the fourth quarter of 2008 compared to the third quarter of 2008 as a result of an increase in commission revenue related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Marketing and advertising	$7,309	$11,502	$4,193	57%	$21,021	$30,633	$9,612	46%
Percentage of total revenue	32%	40%			33%	37%

Three Months Ended September 30, 2008 and 2007—Marketing and advertising expenses increased by $4.2 million, or 57%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This was primarily due to a $2.1 million increase in online advertising expenses from an increase in paid keyword search advertising costs on Internet search engines associated with an increase in both the volume and cost of click-throughs from the online advertising channel, and a $0.6 million increase in television and radio advertising expenses. Marketing partner expenses increased $1.1 million primarily due to the growth in the number of applications submitted on our website through the marketing partner channel and an increase in the cost per submitted application during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our acquisition cost per member, if measured as total marketing and advertising expenses for a period divided by the number of individuals included on applications for individual and family product offerings submitted during the period, increased 33% to $65.34 in the three months ended September 30, 2008 from $49.07 in the three months ended September 30, 2007 primarily due to the increases in online advertising and marketing partner channel expenses. As a percentage of total revenue, total marketing and advertising expenses increased to 40% in the three months ended September 30, 2008 from 32% in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007— Marketing and advertising expenses increased by $9.6 million, or 46%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This was primarily due to a $4.9 million increase in online advertising expenses from an increase in paid keyword search advertising costs on Internet search engines associated with an increase in both the volume and cost of click-throughs from the online advertising channel, and an increase in television and radio advertising expenses of $1.0 million. Marketing partner expenses increased $3.2 million primarily due to the growth in the number of applications submitted on our website through the marketing partner channel and an increase in the cost per submitted application during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In addition, compensation and benefit costs increased $0.5 million associated with an increase in marketing and advertising personnel. As a percentage of total revenue, total marketing and advertising expenses increased to 37% in the nine months ended September 30, 2008 from 33% in the nine months ended September 30, 2007.

We expect our marketing and advertising expenses to increase in absolute dollars in the fourth quarter of 2008 compared to the third quarter of 2008 primarily due to an increase in online advertising and marketing expenditures, including paid keyword search advertising. As a result, we expect the average cost of acquiring new members to increase in the fourth quarter of 2008 compared to the third quarter of 2008. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefit costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Customer care and enrollment	$3,002	$3,722	$720	24%	$8,859	$10,655	$1,796	20%
Percentage of total revenue	13%	13%			14%	13%

Three Months Ended September 30, 2008 and 2007—Customer care and enrollment expenses increased by $0.7 million, or 24%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to an increase in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses remained at 13% in the three months ended September 30, 2007 and 2008.

Nine Months Ended September 30, 2008 and 2007—Customer care and enrollment expenses increased by $1.8 million, or 20%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 13% in the nine months ended September 30, 2008 from 14% in the nine months ended September 30, 2007 as we leveraged the operational efficiencies of our customer care and enrollment operations.

Although we expect our customer care and enrollment expenses to remain at a similar level in the fourth quarter of 2008 compared to the third quarter of 2008 on a percentage of total revenue basis, we expect customer care and enrollment expenses to increase in absolute dollars in the fourth quarter of 2008 compared to the third quarter of 2008 as we hire additional personnel to service the growth in health insurance applications submitted through our website.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Technology and content	$3,108	$3,565	$457	15%	$9,025	$10,548	$1,523	17%
Percentage of total revenue	13%	12%			14%	13%

Three Months Ended September 30, 2008 and 2007—Technology and content expenses increased by $0.5 million, or 15%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to an increase compensation and benefit costs associated with an increase in technology and content personnel and an increase in data center costs associated with maintaining our computer hardware and software. As a percentage of total revenue, technology and content costs decreased to 12% in the three months ended September 30, 2008 from 13% in the three months ended September 30, 2007 primarily as a result of economies of scale achieved by our technology and content operations.

Nine Months Ended September 30, 2008 and 2007—Technology and content expenses increased by $1.5 million, or 17%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase compensation and benefit costs of $0.4 million associated with an increase in technology and content personnel. Additionally, data center costs increased $0.3 million associated with maintaining our computer hardware and software. As a percentage of total revenue, technology and content costs decreased to 13% in the nine months ended September 30, 2008 from 14% in the nine months ended September 30, 2007 primarily as a result of economies of scale achieved by our technology and content operations.

Although we expect our technology and content expenses to remain at a similar level in the fourth quarter of 2008 compared to the third quarter of 2008 on a percentage of total revenue basis, we expect technology and content expenses to increase in absolute dollars in the fourth quarter of 2008 compared to the third quarter of 2008 due to our continued focus on technology development, including the enhancement of our ecommerce platform.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
General and administrative	$4,308	$4,731	$423	10%	$11,698	$13,475	$1,777	15%
Percentage of total revenue	19%	17%			19%	16%

Three Months Ended September 30, 2008 and 2007—General and administrative expenses increased by $0.4 million, or 10%, in the three months September 30, 2008 compared to the three months ended September 30, 2007 primarily due to an increase in stock-based compensation costs of $0.4 million related to additional equity grants to our general and administrative employees in the first quarter of 2008. As a percentage of total revenue, general and administrative expenses decreased to 17% in the three months ended September 30, 2008 from 19% in the three months ended September 30, 2007 primarily as a result of economies of scale achieved by our general and administrative operations.

Nine Months Ended September 30, 2008 and 2007—General and administrative expenses increased by $1.8 million, or 15%, in the nine months September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase in compensation and benefit costs of $1.2 million associated with increased personnel in our finance and legal departments and an increase in stock-based compensation costs of $0.9 million related to additional equity grants to our general and administrative employees in the first quarter of 2008. Partially offsetting these increases was a decrease of $0.7 million in outside accounting and legal fees. As a percentage of total revenue, general and administrative expenses decreased to 16% in the nine months ended September 30, 2008 from 19% in the nine months ended September 30, 2007 primarily as a result of economies of scale achieved by our general and administrative operations.

Although we expect our general and administrative expenses to remain at a similar level in the fourth quarter of 2008 compared to the third quarter of 2008 on a percentage of total revenue basis, we expect our general and administrative expenses to continue to increase in absolute dollars in the fourth quarter of 2008 compared to the third quarter of 2008 due to the increased costs necessary to support the growth in our business.

Interest and Other Income, Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Interest and other income, net	$1,403	$935	$(468)	(33)%	$3,849	$3,085	$(764)	(20)%
Percentage of total revenue	6%	3%			6%	4%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Three and Nine Months Ended September 30, 2008 and 2007—Interest and other income, net, decreased 33% and 20% in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively. These decreases were primarily due to declines in the average yield earned on our invested cash, cash equivalents and marketable securities during the three and nine months ended September 30, 2008. Cash, cash equivalents and marketable securities increased from $112.7 million at September 30, 2007 to $143.3 million at September 30, 2008 primarily from cash generated from operations and net proceeds from the exercise of common stock options.

We expect interest and other income, net, to decline in absolute dollars, as well as a percentage of total revenue, in the fourth quarter of 2008 compared to the third quarter of 2008 as a result of a continued decline in the average yield we earn on our invested cash, cash equivalents and marketable securities.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year periods (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2008	$	%	2007	2008	$	%
Provision for income taxes	$2,516	$2,400	$(116)	(5)%	$6,324	$8,173	$1,849	29%
Percentage of total revenue	11%	8%			10%	10%

Three and Nine Months Ended September 30, 2008 and 2007—During the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $2.4 million and $8.2 million, respectively, representing an effective tax rate of approximately 44%. During the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $2.5 million and $6.3 million, respectively, representing an effective tax rate of approximately 41%. Due to the large amount of net operating loss and tax credit carry forwards available at December 31, 2007, we expect to pay federal and state taxes in 2008 on a cash basis of approximately 4.5% of pre-tax income. Our deferred tax assets were reduced during the three and nine months ended September 30, 2008 compared to December 31, 2007 due to the utilization of net operating loss and tax credit carry forwards against taxable income in those periods. In addition, additional paid-in capital and other non-current liabilities increased during the third quarter of 2008 due to the utilization of excess tax benefits related to share-based payments and other unrecognized tax benefits, respectively. We expect to continue utilizing excess tax benefits related to share-based payments and other unrecognized tax benefits in the fourth quarter of 2008 and fiscal year 2009, which will result in further increases to additional paid-in capital and other non-current liabilities during those periods.

Our future effective income tax rate will depend on various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carry forwards, pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, changes in our valuation allowance and state and foreign taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the nine months ended September 30, 2007 and 2008 (in thousands, unaudited):

	Nine Months Ended September 30,
	2007	2008
Net cash provided by operating activities	$18,282	$22,750
Net cash used in investing activities	$(34,815)	$(15,308)
Net cash provided by financing activities	$4,879	$1,642

At September 30, 2008, our cash, cash equivalents and marketable securities totaled $143.3 million. Cash equivalents are comprised primarily of highly liquid financial instruments with an original maturity of 90 days or less from the date of purchase, and marketable securities are comprised primarily of highly liquid available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

Our capital expenditures for the three and nine months ended September 30, 2008 were $0.9 million and $2.2 million, respectively. Capital expenditures in the third quarter of 2008 were impacted by a one-time project relating to the expansion of our data center operations. Currently, we expect our full year capital expenditures to be in the $3 million to $4 million range.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

Nine Months Ended September 30, 2008—Our operating activities generated cash of $22.8 million during the nine months ended September 30, 2008 primarily due to $10.5 million of net income, $7.1 million of deferred income tax, $2.6 million in non-cash stock-based compensation expense, $1.3 million in non-cash depreciation and amortization expenses, a $1.5 million increase in accrued marketing expenses and a $0.5 million decrease in prepaid expenses and other current assets. These items were partially offset by a $0.7 million decrease in accrued compensation and benefits primarily due to timing of compensation and benefit payments and $0.2 million of realized excess tax benefits related to share-based payments classified as an operating cash outflow.

Nine Months Ended September 30, 2007—Our operating activities generated cash of $18.3 million during the nine months ended September 30, 2007, primarily due to $9.2 million of net income, $6.1 million of deferred income tax, $1.3 million of non-cash depreciation and amortization expenses, $1.0 million of non-cash stock-based compensation expense, a $0.8 million increase in accrued marketing expenses and a $0.8 million increase in other current liabilities. These items were partially offset by a $0.5 million increase in other assets.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth. Marketable securities generally consist of highly liquid, investment grade corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity in the condensed consolidated balance sheets and in comprehensive income on the condensed consolidated statements of income and comprehensive income

During the three and nine months ended September 30, 2008, we incurred net unrealized losses on our marketable securities of $0.4 million and $0.5 million, respectively. Net unrealized gains and losses incurred on our marketable securities during the three and nine months ended September 30, 2007 were not significant. Net unrealized losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. We did not realize any significant gains or losses on sales of marketable securities during the three and nine months ended September 30, 2007 and 2008.

At September 30, 2008, we evaluated each of our unrealized losses, the majority of which are from corporate bonds, and determined them to be temporary in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon our evaluation of these factors, and because we have the ability and intent to hold each of our investments with net unrealized losses until their respective maturity dates, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Nine Months Ended September 30, 2008—Net cash used by investing activities of $15.3 million during the nine months ended September 30, 2008 was primarily attributable to purchases of short-term marketable securities of $61.6 million and capital expenditures of $2.2 million, partially offset by maturities and sales of short-term marketable securities of $38.4 million and $10.1 million, respectively.

Nine Months Ended September 30, 2007— Net cash used by investing activities of $34.8 million during the nine months ended September 30, 2007 was primarily attributable to purchases of short-term marketable securities of $36.5 million and capital expenditures of $1.1 million, partially offset by sales and maturities of short-term marketable securities of $2.2 million and $0.6 million, respectively.

Financing Activities

Nine Months Ended September 30, 2008—Cash provided by financing activities of $1.6 million during the nine months ended September 30, 2008 was primarily due to net proceeds of $1.4 million received from the issuance of common stock pursuant to stock option exercises and $0.2 million of realized excess tax benefits related to share-based payments classified as a financing cash inflow.

Nine Months Ended September 30, 2007—Net cash provided by financing activities of $4.9 million during the nine months ended September 30, 2007 was due to $5.3 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.3 million of costs paid during the nine months ended September 30, 2007 which had been incurred in connection with our initial public offering.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of September 30, 2008 (in thousands, unaudited):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2008 (3 months)	$799	$259	$1,058
2009	2,594	489	3,083
2010	1,397	144	1,541
2011	1,140	—	1,140
2012	971	—	971

Total	$6,901	$892	$7,793

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

The operating leases for our headquarter facilities located in Mountain View, California expire in the second half of 2009.

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

Interest Rate Sensitivity

As of September 30, 2008, we had cash and cash equivalents of $90.5 million, which consisted primarily of cash and highly liquid money market instruments, commercial paper and U.S. government-sponsored enterprise debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $52.7 million, which consisted primarily of highly liquid U.S. government-sponsored enterprise and corporate debt securities, commercial paper and certificates of deposit with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying condensed consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had fallen by 10% during the three and nine months ended September 30, 2008, our interest income would have declined approximately $0.1 million and $0.3 million, respectively, assuming a consistent level in our cash, cash equivalents and marketable securities.

Foreign Currency Exchange Risk

To date, all of our revenue has been derived from transactions denominated in United States Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Yuan Renminbi. Foreign currency fluctuations have not had a material impact historically on our results of operations; however, there can be no assurance that future fluctuations will not have material adverse effects on our results of operations. We have not engaged in any foreign currency hedging or other derivative transactions to date.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and, at times such marketable securities may be in excess of federally insured limits.

At September 30, 2008, we evaluated each of our investments with unrealized losses to determined if any other-than-temporary impairments existed in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors we considered included the financial condition and near-term prospects of the investee. Based upon our evaluation we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

We do not require collateral or other security for our accounts receivable. As of September 30, 2008, one carrier represented $0.3 million, or 17%, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our rate of growth may decline.

We have a history of net losses and only achieved net profitability on an annual basis beginning in 2006. As of September 30, 2008, our accumulated deficit was $21.5 million. We may in the future make significant expenditures related to the development of our business, including expenditures relating to marketing, website and technology development and hiring of additional personnel. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform and to maintain our relationship with existing members within historical levels. We may not be able to maintain or exceed our historical membership growth rates, and to the extent that the rate of growth of our net new members slows (after accounting for member turnover), our revenue growth is also likely to slow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue growth would slow due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 18% and 17% of our total revenue in the three months ended September 30, 2007 and 2008, respectively, from carriers owned by UnitedHealthcare. We derived 17% and 16% of our total revenue in the three months ended September 30, 2007 and 2008, respectively, from carriers owned by Wellpoint. We derived 12% and 14% of our total revenue in the three months ended September 30, 2007 and 2008, respectively, from Aetna. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. Beginning in the second half of 2007, we believe that carriers have been applying more stringent underwriting criteria and practices to applications for health insurance and that this condition persisted in our quarter ended September 30, 2008. Changes such as these have in the past resulted in a decrease in the number of insurance policies submitted through our ecommerce platform that are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

If we are not able to maintain and enhance our brand, our business and operating results will be harmed.

We believe that maintaining and enhancing our brand identity is critical to our relationships with existing members, marketing partners and health insurance carriers and to our ability to attract new members, marketing partners and carriers. We are testing the use of television and radio advertisements as a means to enhance our brand. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose our relationships with health insurance carriers, marketing partners and/or members, which would harm our business, operating results and financial condition.

If we are not successful in cost-effectively converting visitors to our website into members, our business and operating results would be harmed.

Our growth depends upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors could influence this conversion rate for any given period, some of which are outside of our control. These factors include:

•	changes in consumer shopping behavior due to circumstances outside of our control, such as the economy;

•	the quality of and changes to, the consumer experience on our ecommerce platform and with our customer care center;

•	the variety and affordability of the health insurance products that we offer;

•	system failures or interruptions in the operation of our ecommerce platform or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

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

In the event the rate at which we convert consumers visiting our ecommerce platform into members does not continue to improve at our historical rate of improvement, our membership growth rate may decline, which could harm our business, operating results and financial condition. Our year-over-year growth rate for approved members from all products declined from 22% in the three months ended September 30, 2007 to 15% in the three months ended September 30, 2008. This decline was due to various factors, including an increase in the prior-year base used to compute the amount of growth in making the comparison, a decline in the growth rate of submitted health insurance applications and a decline in the rate at which submitted health insurance applications that were sent to our carriers were approved by our carrier partners.

We undertake initiatives in an attempt to improve the rate at which visitors to our ecommerce platform are converted into members. For instance, we previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. The more our technology is integrated with our carrier partners, the more our application processing times, sales yields and processing costs improve. The third phase of our EPI technology , which we call “eApproval,” allows consumers to apply for health insurance online, electronically transmit signature and payment, receive an instant underwriting response and print membership material at the point of approval on our website. We initially launched our eApproval technology for use with individual and family health insurance with a carrier in California during the second quarter of 2008. The implementation of eApproval is dependent upon its adoption by health insurance carriers, and there can be no assurance that it will be implemented with any carrier in any specific timeframe or at all. In addition, there can be no assurance that any such implementation will impact our membership growth rate, improve sales yields or otherwise be effective. It is too early to determine the effectiveness of any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources, carrier commitment and ability to integrate their systems with ours and to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In addition, our implementation of eApproval may materially impact other aspects of our business. For example, the shorter the amount of time between submission of a health insurance application and coverage, the less there is a need for short term health insurance. In the event that we are not successful in integrating with our carrier partners to provide expedited underwriting, or if such integration is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes in the San Francisco Bay Area and elsewhere in Northern California. While we regularly back-up our system and store the system back-ups in a secure third-party offsite location with restricted access near the San Francisco Bay area, we do not yet have full second-site redundancy. Although we are in the process of implementing a second offsite data recovery system, there can be no assurance that the second-site will operate as designed or prevent a loss of data. If we were forced to rely on our system back-ups, we would experience significant delays in restoring the functionality of our website and could experience loss of data, which would harm our business and our operating results. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage is not sufficient to cover our losses resulting from system failures or other disruptions to our online operations.

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

We also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements. These revisions may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We recently have experienced increased competition from carriers for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, our cost of acquiring members is significantly dependent on the rate at which consumers who click on paid advertisements submit health insurance applications. If this rate does not improve consistent with our historical levels of improvement, our cost of acquisition could increase significantly.

We rely significantly on marketing partners for the sale of health insurance on our ecommerce platform and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us to their customers. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner. Our agreements with many of our marketing partners are terminable on short notice.

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

We believe that we have been impacted by recent economic conditions. We cannot be certain of the future impact that a recession or challenging economic conditions would have on our business. A softening of demand for products and services offered by us, whether caused by changes in customer preferences or a weakening of the U.S. economy, including as a result of recent disruptions in the global financial markets or a decrease in general consumer confidence, may result in decreased revenue or growth. For instance, our year-over-year revenue growth declined from 31% in the second quarter of 2008 to 24% in the third quarter of 2008. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance products with lower premiums for which we receive lower commissions. We experience a significant delay in learning about changes in our membership from health insurance carriers. Given this delay, we do not know to what extent the current challenging economic environment has impacted our membership retention rates. We do know that we experienced small increases in member turnover in the fourth quarter of 2007 and the first quarter of 2008. To the extent the economy adversely impacts our membership retention or the number or type of health insurance applications submitted through us and that are approved by our health insurance carrier partners, our rate of growth will decline and our business and operating results will be harmed. A recessionary environment could also negatively impact the health insurance carriers whose products are offered on our ecommerce platform, and they may, among other things, determine to reduce their commission rates, increase premiums or reduce benefits, change their underwriting practices so that fewer consumers’ health insurance applications are approved or decrease the amount they are willing to spend for marketing purposes, all of which would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

In addition, interest rates recently have declined, and may continue to decline, in response to weak economic conditions, and we have experienced a significant reduction in the rate of return on our investments both as a result of the decline in interest rates and as a result of our implementation of more conservative investment policies. Weak economic conditions have also affected the value of certain of our marketable securities. As of September 30, 2008, we had accumulated net unrealized losses on certain of our marketable securities of $0.4 million. Although we do not consider these investments to be other-than-temporarily impaired at September 30, 2008, we can provide no assurance that continued weak economic conditions will not further affect the value of our marketable securities resulting in the realization of material impairment losses. These and other negative impacts of weak economic conditions in the United States could have a negative impact on our business, operating results and financial condition.

We face risks in the event that we pursue new strategies and opportunities in segments of the health insurance market in which we do not currently operate.

We evaluate and explore new strategies and opportunities in segments of the health insurance market in which we do not currently operate, such as Medicare, where we may be able to leverage our technology. We may not adopt these new strategies, and even if we do, we cannot predict whether demand for any new product or service that we offer will result in increased membership or revenue. In addition, modifying our ecommerce platform or creating a new platform for these opportunities may be time consuming and expensive, and our pursuit of them would expose us to laws, regulations and business practices with which we are unfamiliar. If we are unable to successfully introduce new products and adopt new strategies for the growth of our business, our business and financial condition may be harmed.

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

We also compete with a large number of local insurance agents across the United States that sell health insurance products in their local communities. Some of these traditional insurance agents utilize the Internet in various ways to acquire their customers. For instance, some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. As we do, lead aggregators often use Internet search engines and other forms of online advertising to drive Internet traffic to the lead aggregator’s website. We compete with lead aggregators for these consumers, and some lead aggregators have begun to use quoting and plan comparison tools similar to ours. In addition to traditional agents, a number of agents operate websites that provide some form of online shopping experience for consumers interested in purchasing health insurance. Although some of these online agents only sell health insurance in a limited number of states and/or represent only a limited number of health insurance carriers, these agents could expand their service area and product offerings.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are piloting the sale of health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online in China are unclear, and our operations may be in violation of them. The consequences of violating insurance laws and regulations in China are unclear, but they could result in the termination of our license and could harm our business as a whole. For various reasons, we may not expand the pilot program to other geographic areas, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment and changes to the environment, our ability to attract qualified personnel and network security.

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

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Our sponsorship advertising initiative is relatively new and, if we do not continue to successfully increase our revenue from the sale of sponsorship advertising, our rate of growth may decline. Current economic conditions have adversely impacted the advertising industry in general. To the extent that they impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

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

We contract for insurance to cover potential business risks and liabilities. We also are required to maintain errors and omissions insurance in order to sell health insurance. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to obtain sufficient insurance to meet our needs, may have to pay very high prices for the coverage we do obtain or may not acquire any insurance for certain types of business risk. This could leave us exposed, and to the extent we incur liabilities and expenses for which we are not adequately insured, our business, operating results and financial condition could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating expenses will rise, which could harm our business, operating results and financial condition. A significant amount of publicity has been generated regarding the adverse impact of current economic conditions on the health of companies providing insurance that covers business related risks and liabilities. To the extent the economy impacts insurers with which we have a relationship, and those insurers are unable, or make it more difficult, to reimburse us for losses that were insured, our business, operating results and financial condition could be harmed.

Our ability to attract and retain qualified personnel is critical to our success.

Our success is dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time, and the loss of the services of any of our executive officers or key employees could harm our business. For example, we are required to appoint a single writing agent with each insurance carrier with which we have a relationship in every state. Currently a single part-time employee acts as writing agent with respect to some carriers with which we have a relationship; however, we are now in the process of transferring the duties of writing agent for those carriers to an existing executive officer and appointing a back-up writing agent. If we lose the service of our appointed writing agent, the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carrier partners whose policies are purchased by our members, this transition may be difficult and requires a significant period of time to complete, even if we have a back-up writing agent. If the transition is not successful or takes too long to complete, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business and operating results could be harmed. Our success is also dependent upon our ability to attract additional personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed.

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

The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Because a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses generally have increased or decreased in conjunction with these seasonal patterns. We believe that consumer adoption of the Internet is still in its early stages and, therefore, the reasons for these seasonal patterns are not entirely clear. As the use of the Internet for the purchase and sale of health insurance becomes more widely accepted and our business matures, other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change. Any seasonality that we experience may cause fluctuations in our financial results.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the condensed consolidated financial statements. The adoption of SFAS 123R requires additional accounting related to the income tax effects, and additional disclosure regarding the cash flow effects, resulting from share-based payment arrangements. We adopted SFAS 123R on January 1, 2006. As permitted, we will continue to account for the portion of awards outstanding on or before December 31, 2005 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance. During the three months ended September 30, 2007 and 2008, we recorded stock-based compensation expense totaling $0.3 million and $0.9 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. Total unamortized stock-based compensation cost related to these stock options, restricted stock awards and restricted stock units at September 30, 2008 was approximately $12.2 million, net of estimated forfeitures of $1.3 million. This amount will be amortized on a straight-line basis and will be adjusted for subsequent changes in estimated forfeitures. We expect to continue to grant additional equity awards in the future and that the impact of expenses related to those grants will be material over time.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, on September 23, 2008, the state of California approved budget legislation which substantially limits the utilization of net operating losses and tax credits. The new law does not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limits the amount we can utilize in 2008 and 2009, resulting in an increase in cash taxes in those years. Since the majority of our state taxes are in California, where our headquarters are located, we expect that our cash outlay for federal and state taxes will increase to approximately 4.5% of pre-tax income for the year ending December 31, 2008, up from our previous expectation of approximately 3% of pre-tax income, as a result of this new law.

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

We currently do not sell health insurance or license our technology platform outside the United States other than in China. Our subsidiary in China recently launched pilot programs to market and sell insurance online in the city of Xiamen in the Fujian province of China and outside the Fujian province in Shanghai, China. We may attempt to expand our pilot programs to additional geographic regions. We face significant challenges in connection with expanding our business into any foreign country, since we have no prior experience marketing or selling insurance in any foreign jurisdiction. Additionally, demand for private health insurance is not significant in many foreign countries as a result of government-sponsored healthcare systems. In addition to facing many of the same challenges we face domestically, we also would have to overcome other obstacles such as:

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. We would face increased risk in this regard if we were to pursue opportunities to sell products in segments of the health insurance market in which we do not currently operate, such as Medicare or limited benefit products. Failure to comply with insurance laws and regulations or other laws and regulations applicable to or business could result in significant liability, additional department of insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. Because some consumers, marketing partners and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, operating results and financial condition.

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

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% or more of premium revenue on patient care. Additionally, the President elect has expressed his views with respect to healthcare reform at a general level, but has not proffered a detailed proposal. Given the generality with which he has expressed his views, it is not possible for us to predict the impact of any healthcare reform on our business. We cannot be certain of the impact of any new legislation at the state or federal level, but it could harm our business, operating results and financial condition. In addition, speculation regarding healthcare reform or potential changes in the regulatory environment in which we operate creates uncertainties that could lead to increased volatility and a reduction in our stock price in the short term.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use of agents and brokers to market their products. Fundamental changes to this system or in the manner in which health insurance is distributed in the United States could reduce or eliminate the demand for private health insurance for individuals, families and small businesses or increase our competition, which would harm our business. Recently, there has been substantial national and state attention and debate regarding the fairest and most effective method of healthcare reimbursement. For instance, some advocates promote a single-payer healthcare system that would be largely underwritten by the state or federal government. The adoption of state or federal laws that promote or establish a government-sponsored healthcare system could reduce or eliminate the number of individuals, families and small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and harm our business, operating results and financial condition.

Other proposals seek to provide health insurance coverage to all individuals, but do so by maintaining many key aspects of the private sector health insurance system rather than proposing a government sponsored system. We do not know what impact the adoption of proposals like these would have on our business, but they could, if implemented, harm our business, operating results and financial condition.

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

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	actual or anticipated regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	announcements or developments relating to the economy;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November 2008.

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