Form 10-K
period 2008-12-31
eHealth, Inc.
filed 2009-03-13
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2008, the aggregate market value of its shares (based on a closing price of $17.66 per share) held by non-affiliates was $380,957,034. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2009, 24,904,614 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 9, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

i

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements relating to elements of our strategy; increase in demand for individual and family health insurance; factors that influence conversion rates, future growth, and our relationship with our marketing partners; use of proceeds from our initial public offering; cost of acquiring new members; exploration of new marketing initiatives; estimates we make in connection with our critical accounting policies; future effective income tax rate and expected cash outlay for federal and state taxes; our expectation to continue utilizing tax benefits in 2009 and the impact of doing so; future membership growth; future growth in our sponsorship and technology licensing business; future hiring; growth in submitted health insurance applications; revenue, cost of revenue sharing, marketing and advertising expenses, cost of acquiring members, customer care and enrollment expenses, technology and content expenses, general and administrative expenses, and interest and other income, net, for 2009; sufficiency of cash generated from operations and our current cash, cash equivalents and marketable securities to fund our operations; and our investment policy, as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

General

We are the leading online source of health insurance for individuals, families and small businesses. We are licensed to market and sell health insurance in all 50 states and the District of Columbia. Since our incorporation in November 1997, we have invested significant time and resources in building a scalable, proprietary ecommerce platform, and have developed partnerships with over 180 leading health insurance carriers in the United States, enabling us to offer thousands of health insurance products online. Our ecommerce platform can be accessed directly through our website addresses (www.ehealth.com and www.ehealthinsurance.com) in the United States as well as through our network of marketing partners.

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

We estimate that as of December 31, 2008, we had approximately 621,100 members. We define a member as an individual currently covered by an insurance product for which we are entitled to receive compensation.

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

The purchase and sale of health insurance has historically been a complex, time-consuming and paper-intensive process. This complexity can make it difficult to make informed health insurance decisions. In addition, the human error that arises from traditional paper-intensive distribution has historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. Incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional cost. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized information, a broader choice of products and a more efficient process than have typically been available from traditional health insurance distribution channels.

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

Broaden Our Carrier Network and Product Portfolio. Our goal is to continue to add new health insurance carriers and products to our ecommerce platform. We also seek to deepen our technology integration with our carrier partners, allowing us to further streamline the sales, underwriting and member fulfillment processes and increase revenue opportunities for us and our carrier partners.

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

Carrier Relationships

We have developed partnerships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance products online. As of December 31, 2008, we had relationships with over 180 carriers, including large national carriers such as Aetna, Humana, UnitedHealthcare and Wellpoint, over 40 BlueCross BlueShield carriers, and well-established regional carriers such as Health Net, Kaiser Permanente and Unicare. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Revenue derived from carriers owned by UnitedHealthcare and Wellpoint represented approximately 17% and 16% of our total revenue in 2008, respectively. Revenue derived from Aetna represented approximately 14% of our total revenue in 2008. Our agreements with each of these carriers are terminable on short notice.

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

Technology and Content

We have a technology and content team consisting of 165 full-time employees as of December 31, 2008 located in our Mountain View and Gold River locations, as well as our subsidiary in Xiamen, China. Our technology and content team is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.

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

We also have a non-business-transacting (Bei An) Internet Content Provider (ICP) registration from the Ministry of Information Industry in China and a business-ancillary (Jian Ye) insurance agency license from the China Insurance Regulatory Commission (CIRC), which permits the sale of health, accident and life insurance in the Fujian province in China.

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

Employees

As of December 31, 2008, we had 482 employees, of which 38 were in marketing and advertising, 179 were in customer care and enrollment, 165 were in technology and content and 100 were in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

MANAGEMENT

Executive Officers

The following table sets forth our executive officers and their ages and the positions they held as of December 31, 2008.

Name	Age	Title
Gary L. Lauer	55	President and Chief Executive Officer
Stuart M. Huizinga	46	Senior Vice President and Chief Financial Officer
Robert S. Hurley	49	Senior Vice President of Carrier Relations
Scott C. Sanborn	39	Chief Marketing and Revenue Officer
Bruce A. Telkamp	41	Executive Vice President of Business and Corporate Development
Dr. Sheldon X. Wang	49	Executive Vice President of Technology and Chief Technology Officer

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

Robert S. Hurley. Senior Vice President of Carrier Relations. Mr. Hurley has served as senior vice president of carrier relations since May 2007. Prior to becoming senior vice president of carrier relations, Mr. Hurley served as vice president of strategic initiatives since September 2003 and was responsible for our public and government relations efforts. From April 1999 to September 2003, Mr. Hurley was responsible for our customer care and enrollment functions. Mr. Hurley served as an associate vice president of sales and operations for the consumer business segment at Health Net, Inc., a managed healthcare company, and in various leadership roles at Foundation Health, a California health plan. Mr. Hurley holds a B.A. degree in law and society from the University of California, Santa Barbara.

Scott C. Sanborn. Chief Marketing and Revenue Officer. Mr. Sanborn has served as chief marketing and revenue officer since November 2008. Prior to joining eHealth, Mr. Sanborn served as chief marketing officer of RedEnvelope, Inc., an e-commerce and catalog retailer, from April 2007 to June 2008. Before joining RedEnvelope, Mr. Sanborn held several senior marketing positions at Home Shopping Network, a television and internet retailer of consumer products, from December 2002 to April 2007, including as senior vice president of marketing. Prior to Home Shopping Network, Mr. Sanborn worked in marketing and advertising agencies including i-traffic/Agency.com in San Francisco, and Ammirati Puris Lintas in Holland. Mr. Sanborn holds a B.A. degree in English from Tufts University.

Bruce A. Telkamp. Executive Vice President of Business and Corporate Development. Mr. Telkamp has served as executive vice president of business and corporate development since November 2008. Prior to becoming executive vice president of business and corporate development, Mr. Telkamp held senior executive level positions with us since May 2000, including serving as our first general counsel. Mr. Telkamp has also served as corporate secretary since May 2000. Prior to joining eHealth, Mr. Telkamp was the vice president of business development and general counsel of MetaCreations Corporation. Before joining MetaCreations, Mr. Telkamp was an attorney with the leading technology law firm of Wilson Sonsini Goodrich & Rosati P.C. in Palo Alto, California. Mr. Telkamp holds a J.D. degree with honors from the University of California, Hastings and a B.A. degree in economics from the University of California, Los Angeles. Mr. Telkamp is a member of the California Bar.

Dr. Sheldon X. Wang. Executive Vice President of Technology and Chief Technology Officer. Dr. Wang has served as executive vice president of technology since May 2007 and as chief technology officer since August 1999. Dr. Wang also serves as president and chief executive officer of our subsidiary, eHealth China, Inc. Previously, Dr. Wang was senior vice president of research and development at Eclipsys Corporation, formerly known as HealthVISION, a provider of integrated healthcare enterprise information-technology solutions. Dr. Wang holds a B.S. degree in physics from the Fuzhou University of China, an M.S. degree in physics from Idaho State University and a Ph.D. in medical informatics from the University of Utah.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use and payment of commissions to agents and brokers to market individual and family health insurance products. Recently, there has been substantial national and state attention and debate regarding healthcare reform. While President Obama and members of Congress have expressed that our healthcare system is in need of reform, a detailed proposal regarding federal healthcare reform has yet to emerge. It is therefore not possible for us to predict the impact of any healthcare reform at the federal level on our business. In addition, various proposals have emerged at the state level for healthcare reform. For instance, some advocates promote a single-payer healthcare system that would be largely underwritten by the state or federal government, or a hybrid system involving both public and private sectors. Significant federal or state changes to the existing health insurance system, the individual and family health insurance market or in the manner in which health insurance is distributed in the United States could increase competition or reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses, any of which could materially harm our business, operating results and financial condition. The adoption of state or federal laws that promote or establish a government-sponsored or partially government-sponsored healthcare system could reduce or eliminate the number of individuals, families and small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and harm our business, operating results and financial condition. In addition, speculation regarding healthcare reform or potential changes in the regulatory environment in which we operate creates uncertainty that could lead to increased volatility and a reduction in stock price.

Some healthcare reform proposals seek to provide health insurance coverage to all individuals, but do so by maintaining many key aspects of the private sector health insurance system rather than proposing a government sponsored system. We do not know what impact the adoption of proposals like these would have on our business, but they could, if implemented, harm our business, operating results and financial condition.

Our rate of growth may decline.

We have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing and website technology development. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform and to maintain our relationship with existing members within historical levels. We may not be able to maintain or exceed our historical membership growth rates, and to the extent that the rate of growth of our net new members slows (after accounting for member turnover), our revenue growth is also likely to slow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue growth would slow due to a decline in commissions we receive for members whose policies have been active for more than twelve months, in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate.

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

Current economic conditions and other factors beyond our control may negatively impact our business, operating results and financial condition.

Our revenue depends upon demand for health insurance in the individual, family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, an increasing number of individuals are becoming self-employed or unemployed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers are seeking to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We also believe that demand in the individual and family health insurance market may increase as the employees of these employers look to other sources for their health insurance needs and as the number of self-employed and unemployed individuals increases. We have no control over the economic and other factors that influence these trends, and they may reverse. If economic or other factors beyond our control negatively impact our business, our operating results and financial condition could be harmed.

We believe that we have been adversely impacted by recent economic conditions. We cannot be certain of the future impact that the current recession will have on our business. A softening of demand for products and services offered by us, whether caused by changes in customer preferences or a weakening of the U.S. economy, including as a result of recent disruptions in the global financial markets or a decrease in general consumer confidence, may result in decreased revenue or growth. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance products with lower premiums for which we receive lower commissions. With the recent passage of the economic stimulus bill, which includes a 65% federal subsidy for COBRA premiums for up to nine months for certain eligible workers, we may experience a decline in membership growth due to consumers electing COBRA coverage or our existing members cancelling existing policies for which we serve as the broker of record to take advantage of the subsidy. We experience a significant delay in learning about changes in our membership from health insurance carriers. Given this delay, we do not know to what extent the current economic environment has impacted our membership retention rates. To the extent the economy or other factors adversely impacts our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed.

A continuing recessionary environment could also negatively impact the health insurance carriers whose products are offered on our ecommerce platform, and they may, among other things, determine to reduce their commission rates, increase premiums or reduce benefits, change their underwriting practices so that fewer health insurance applications are approved or decrease the amount they are willing to spend for marketing purposes, all of which would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

In addition, interest rates recently have declined, and may continue to decline, and we have experienced a significant reduction in the rate of return on our investments both as a result of the decline in interest rates and as a result of our implementation of more conservative investment policies. While the amount of accumulated unrealized losses on our marketable securities as of December 31, 2008, was not material, economic conditions could materially and adversely impact our investments in the future, including loss of principal, despite our implementation of more conservative investment policies.

Our business may not grow if consumers are not informed about the availability and accessibility of affordable health insurance.

Numerous health insurance products are available to consumers in any given market. Most of these products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity has contributed to a perception held by many consumers that individual health insurance is prohibitively expensive and difficult to obtain. We attempt to make the health insurance research and application process on our website understandable and user-friendly. We also attempt to use our website and other means to educate consumers about the accessibility and affordability of health insurance. If consumers are not informed about the availability and accessibility of affordable health insurance or our ecommerce platform is difficult to navigate, our business may not grow and our operating results and financial condition would be harmed.

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

Our growth depends upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors could influence this conversion rate for any given period, some of which are outside of our control. These factors include:

•	changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions;

•	the quality of and changes to the consumer experience on our ecommerce platform and with our customer care center;

•	the variety and affordability of the health insurance products that we offer;

•	system failures or interruptions in the operation of our ecommerce platform or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

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

In the event the rate at which we convert consumers visiting our ecommerce platform into members does not continue to improve at our historical rate of improvement, our membership growth rate may decline, which could harm our business, operating results and financial condition. Our year-over-year growth rate for approved members from all products declined from 22% in the three months ended December 31, 2007 to 10% in the three months ended December 31, 2008. This decline was due to various factors, including an increase in the prior-year base used to compute the amount of growth in making the comparison, a decline in the growth rate of submitted health insurance applications and a decline in the rate at which submitted health insurance applications that were sent to our carriers were approved by our carrier partners.

We undertake initiatives in an attempt to improve the rate at which visitors to our ecommerce platform are converted into members. For instance, we previously developed our Electronic Processing Interchange (EPI) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. The more our technology is integrated with our carrier partners, the more our application processing times, sales yields and processing costs improve. The third phase of our EPI technology, which we call “eApproval,” allows consumers to apply for health insurance online, electronically transmit signature and payment, receive an instant underwriting response and print membership material at the point of approval on our website. We initially launched our eApproval technology for use with individual and family health insurance with a carrier in California during the second quarter of 2008. The implementation of eApproval is dependent upon its adoption by health insurance carriers, and there can be no assurance that it will be implemented with any carrier in any specific timeframe or at all. In addition, there can be no assurance that any such implementation will impact our membership growth rate, improve sales yields or otherwise be effective. It is too early to determine the effectiveness of any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources, carrier commitment and ability to integrate their systems with ours and to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In addition, our implementation of eApproval may materially impact other aspects of our business. For example, shortened time periods between submission of a health insurance application and coverage may reduce demand for short term health insurance. In the event that we are not successful in integrating with our carrier partners to provide expedited underwriting, or if such integration is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe compromises or impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales and, if our relationship with a carrier is terminated as a result of our material breach of our agreement with the carrier and in a limited number of other cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 19% and 17% of our total revenue in the years ended December 31, 2007 and 2008, respectively, from carriers owned by UnitedHealthcare. We derived 18% and 16% of our total revenue in the years ended December 31, 2007 and 2008, respectively, from carriers owned by Wellpoint. We derived 11% and 14% of our total revenue in the years ended December 31, 2007 and 2008, respectively, from Aetna. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. Beginning in the second half of 2007, we believe that carriers have been applying more stringent underwriting criteria and practices to applications for health insurance and that this condition persisted through December 31, 2008. Changes such as these have in the past resulted in a decrease in the number of insurance policies submitted through our ecommerce platform that are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

If we are not able to maintain and enhance our brand, our business and operating results will be harmed.

We believe that maintaining and enhancing our brand identity is critical to our relationships with existing members, marketing partners and health insurance carriers and to our ability to attract new members, marketing partners and carriers. We may from time to time test the use of television and radio advertisements as a means to enhance our brand. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose our relationships with health insurance carriers, marketing partners and/or members, which would harm our business, operating results and financial condition.

In addition, we have historically received media attention in connection with our public relations efforts. While we cannot be certain of the impact of media coverage on our business, if it were to be reduced, the number of consumers visiting our platform could decrease, and our cost of acquiring members could increase as a result of a reduction in the number of members coming from our direct member acquisition channel, both of which could harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes in the San Francisco Bay Area and elsewhere in Northern California. While we regularly back-up our system and store the system back-ups in secure third-party offsite locations with restricted access, there can be no assurance that such data recovery systems will operate as designed or prevent a loss of data. Additionally, if we were forced to rely on our system back-ups, we would experience significant delays in restoring the functionality of our website and could experience loss of data, which would harm our business and our operating results. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage is not sufficient to cover our losses resulting from system failures or other disruptions to our online operations.

Consumers may access our customer care center for assistance in connection with submitting health insurance applications through our ecommerce platform. We depend upon third parties, including telephone service providers and third party software providers, to operate our customer care center. Any failure of the systems that we rely upon in the operation of our customer care center could negatively impact sales of insurance policies through our ecommerce platform or our relationship with consumers and members, which could harm our business, operating results and financial condition.

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

If consumers and health insurance carriers determine that other sources for health insurance and health insurance applications are superior, our business will not grow and our operating results and financial condition would be harmed.

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

We also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements. These revisions may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We recently have experienced increased competition from carriers for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, our cost of acquiring members is significantly dependent on the rate at which consumers who click on paid advertisements submit health insurance applications. If this rate does not improve consistent with our historical levels of improvement, our cost of acquisition could increase significantly.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Additionally, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially.

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

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. Although carriers typically report and pay commissions to us on a monthly basis, there have been instances where their report of commissions and payment have been delayed, such as during holiday periods. Any delay could materially impact our financial results for a given quarter as we would not be able to recognize the related commission revenue in that quarter. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. This could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed or not received within the time frame required for revenue recognition.

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

We also compete with a large number of local insurance agents across the United States that sell health insurance products in their local communities. Some of these traditional insurance agents utilize the Internet in various ways to acquire their customers. For instance, some local agents use “lead aggregator” services that use Websites, Internet search engines and other forms of online advertising to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. We compete with lead aggregators for these consumers, and some lead aggregators have begun to use quoting and plan comparison tools similar to ours. In addition, a number of traditional agents operate websites that provide some form of online shopping experience for consumers interested in purchasing health insurance. Although some of these online agents only sell health insurance in a limited number of states and/or represent only a limited number of health insurance carriers, these agents could expand their service area and product offerings.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are piloting the sale of health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We recently entered into a similar relationship with an insurance company to offer certain of that company’s product throughout China. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment and changes to the environment, our ability to attract qualified personnel and network security.

Our participation and success in the China market may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by an insurance carrier or through another insurance agent, including our dependence on a single insurance carrier or insurance agent for the products on our website, the agent’s relationship with insurance carriers and consumers, our relationship with the insurance carrier and agent, each of the agent’s and the insurance carrier’s ability to maintain its licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the agent and the insurance carrier through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we may need to receive additional government licenses and approvals or enter into additional relationships and may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

Our rate of growth may decline if we are unable to increase our revenue relating to sponsorship advertising.

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. If we do not continue to grow our revenue from the sale of sponsorship advertising, or if the rate of growth declines, our business, operational results and financial condition may be harmed. Current economic conditions have adversely impacted the advertising industry in general. To the extent that they impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

We may not be successful in licensing our ecommerce technology to health insurance carriers and other third parties.

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. If we do not continue to grow our revenue from the license of our technology, or if the rate of growth declines, our business, operating results and financial condition may be harmed. The business of licensing the use of our technology to others could facilitate carrier and other third party competition with us in the sale of health insurance over the Internet and is subject to a number of additional risks and uncertainties, including consumer and health insurance carrier adoption of our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to establish relationships with new health insurance carriers, the reliability and performance of our ecommerce platform and the relative cost of developing competing technology. If we are not able to offer health insurance carriers and other third parties a reliable platform to cost-efficiently offer their products over the Internet, our technology licensing business will be unsuccessful.

Our HSA platform may not be successful.

We have developed a beta version of the business health savings account (HSA) platform to facilitate employer contributions to employee HSAs. We have entered into a relationship with a third party that helped to develop and assists in administering the HSA component of the platform, including its HSA bank account component. This third party has the relationship with one or more banks that may act as custodian of the HSAs established in connection with the platform. The success of the business HSA platform will depend upon a number of factors, including the attractiveness of the platform to businesses and employees; our effectiveness in engaging partners, such as associations, banks and other financial services partners, to market the platform; our ability to otherwise successfully market the platform and make it understandable and easy to navigate; our ability to maintain an effective relationship with the third party that assists in administering the HSA component of the platform; our ability and this third party’s ability to maintain a relationship with a bank that acts as custodian for the HSAs opened using the platform; our ability to enter into and maintain a relationship with a bank that will act as processor for the debit cards that relate to the HSAs opened using the platform; the ability of the third party and a bank to successfully manage and operate the HSA aspects of the platform; our ability and the ability of the third party and relevant bank to avoid process breakdowns, malfunctions, technical difficulties and bugs in the platform; the performance, reliability and availability of the platform and our success in training our customer care center representatives to adequately serve consumers desiring assistance with respect to HSAs. We are dependent upon third parties to operate the platform, and the platform’s success depends in part on our ability to maintain effective relationships with those parties as well as their allocation of sufficient resources and commitment to develop the platform within certain timeframes.

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

Our success is dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time, and the loss of the services of any of our executive officers or key employees could harm our business. For example, we are required to appoint a single writing agent with each insurance carrier with which we have a relationship in every state. Currently, a single part-time employee acts as writing agent with respect to some carriers with which we have a relationship; however, we are in the process of transferring the duties of writing agent for those carriers to an existing executive officer and appointing a back-up writing agent. If we lose the service of our appointed writing agent, the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carrier partners whose policies are purchased by our members, this transition may be difficult and requires a significant period of time to complete, even if we have a back-up writing agent. If the transition is not successful or takes too long to complete, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business and operating results would be harmed. Our success is also dependent upon our ability to attract additional personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed.

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

The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. We believe that consumer adoption of the Internet is still in its early stages and, therefore, the reasons for these seasonal patterns are not entirely clear. As the use of the Internet for the purchase and sale of health insurance becomes more widely accepted and our business matures, other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change. Any seasonality that we experience may cause fluctuations in our financial results.

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

Issues arising from the implementation of our commission accounting system and an enterprise data management system could affect our operating results and ability to manage our business effectively.

We have completed implementation of our commission accounting system for the majority of our health insurance products. In addition, we are in the initial stages of implementing an enterprise data management system. Each of these systems is or will be important to our accounting, financial and operating functions, and the implementation of these systems raises costs and risks associated with the conversion to new systems, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources and could harm our operating results and ability to manage our business effectively.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. During 2007, we completed the initial documentation of our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, on September 23, 2008, the state of California approved budget legislation which substantially limits the utilization of net operating losses and tax credits. The new law does not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limits the amount we can utilize in 2008 and 2009, resulting in an increase in cash taxes in those years. Since the majority of our state taxes are in California, where our headquarters are located, we expect that our cash outlay for federal and state taxes will increase to approximately 6% to 7% of pre-tax income for the year ending December 31, 2009, up from approximately 5% of pre-tax income for the year ended December 31, 2008 primarily as a result of this new law.

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New insurance laws and regulations also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform, including electronic signature or our EPI or eApproval technology as a whole. We would face increased legal and regulatory risks in this regard if we were to pursue opportunities to sell products in segments of the health insurance market in which we do not currently operate, such as Medicare or limited benefit products. Failure to comply with insurance laws and regulations or other laws and regulations applicable to or business could result in significant liability, additional department of insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. Because some consumers, marketing partners and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, operating results and financial condition. Changes in insurance laws and regulations may also require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

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

Another example of a potentially adverse regulatory change relates to the adoption of “guaranteed issue” laws and regulations in the individual and family health insurance markets. These requirements, which are currently in effect in a limited number of states such as Massachusetts, New Jersey and New York, prohibit health insurance carriers from denying health insurance coverage to individuals based on their health status. It has been our experience that substantially fewer health insurance carriers offer plans in the individual and family health insurance market in states with guaranteed issue regulations in effect compared to others. Moreover, health insurance carriers that do offer individual and family plans may charge substantially increased premiums and/or pay reduced commissions to agents. We believe that limited choice and high premiums result in less demand for individual and family health insurance plans which, when coupled with reduced commissions to agents, results in substantially less revenue for us. Our business, operating results and financial condition would be harmed if the adoption of guaranteed issue laws or regulations becomes more widespread and results in less demand and/or reduced commissions.

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a previous proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% or more of premium revenue on patient care. The impact of such reforms on our business is unclear. If they are implemented, they could materially harm our business, operating results and financial condition.

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

Our business could be harmed if we are unable to correspond with our consumers or market the availability of our ecommerce platform by email.

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

The stock markets, in general, and the markets for high technology stocks in particular, have historically experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2008:

Location	Approximate Square Footage	Primary Use
Mountain View, California – East Middlefield Road	17,740	Corporate headquarters, marketing and advertising, technology and content and general and administrative

Mountain View, California – North Whisman Road	7,744	General and administrative

Gold River, California	38,897	Customer care and enrollment, technology and content and general and administrative

San Francisco, California	6,500	Marketing and advertising and general and administrative

Xiamen, China	36,631	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

We lease or sublease all of these properties. We believe our existing facilities will be adequate to meet our needs for the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have also become, and may in the future become, involved in litigation in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 27, 2009, there were 98 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $12.65 per share on February 27, 2009 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
First Quarter 2008	$35.31	$20.17
Second Quarter 2008	$28.31	$17.66
Third Quarter 2008	$17.05	$12.80
Fourth Quarter 2008	$15.68	$8.80
Year 2008	$35.31	$8.80

	High	Low
First Quarter 2007	$25.61	$20.20
Second Quarter 2007	$23.86	$17.89
Third Quarter 2007	$27.70	$18.89
Fourth Quarter 2007	$35.99	$26.28
Year 2007	$35.99	$17.89

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 12, 2008, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock may be repurchased, for a total cost not to exceed $30 million, although the actual number of shares to be purchased and the timing of purchases will depend on market conditions. The repurchase program does not require us to acquire a specific number of shares and may be suspended or discontinued at any time. Share repurchases under this program will comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and may be made through a variety of methods. We will fund the share repurchase program from available working capital. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. The table below provides information regarding our stock repurchases made during the fourth quarter of 2008 under our stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Number of Shares that May be Repurchased as of December 31, 2008	Approximate Dollar Amount of Shares that May be Repurchased as of December 31, 2008
					(in thousands)
December 22, 2008 – December 31, 2008	50,657	$12.59	50,657	2,457,293	$29,361

All stock repurchases under the stock repurchase program were made on the open market for a total cost of $0.6 million. In addition to the 50,657 shares repurchased under our stock repurchase program as of December 31, 2008, we have in treasury 3,797 shares that were surrendered by employees in lieu of tax withholdings due for restricted stock units. As of December 31, 2007 and 2008, we had a total of 47 shares and 54,454 shares, respectively, held in treasury.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index for the period between our initial public offering on October 13, 2006 and December 31, 2008, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. Pursuant to Securities and Exchange Commission rules, the starting value of the investment in our common stock is based on the closing price of our common stock on October 13, 2006, or $22.90 per share. It is not based on our $14.00 per share initial public offering price.

	10/13/06	10/31/06	11/30/06	12/29/06	1/31/07	2/28/07	3/30/07	4/30/07
eHealth, Inc	100.00	96.59	97.86	87.82	96.24	109.26	102.84	96.42
NASDAQ Composite	100.00	104.95	107.94	107.65	109.77	107.71	108.15	112.16
RDG Internet Composite	100.00	106.52	111.82	111.66	114.49	110.71	111.17	115.85

5/31/07	6/29/07	7/31/07	8/31/07	9/28/07	10/31/07	11/30/07	12/31/07	1/31/08	2/29/08
86.90	83.36	85.68	87.55	120.96	122.01	135.33	140.22	114.37	106.94
115.84	115.79	113.38	115.20	120.69	127.43	118.29	117.62	105.73	101.10
121.43	121.75	120.57	123.76	131.20	146.40	135.11	136.46	118.29	110.18

3/31/08	4/30/08	5/30/08	6/30/08	7/31/08	8/29/08	9/30/08	10/31/08	11/28/08	12/31/08
96.38	118.12	108.86	77.12	63.41	64.80	69.87	55.55	47.90	57.99
101.09	107.18	112.04	102.13	102.08	103.49	90.66	74.35	66.56	68.58
112.34	122.35	127.66	115.25	112.22	116.54	98.95	82.40	73.27	73.99

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share amounts)
Consolidated Statements of Income (Loss) Data:
Revenue:
Commission	$29,783	$41,237	$58,943	$81,502	$100,839
Sponsorship, licensing and other	432	515	2,367	6,289	10,872

Total revenue	30,215	41,752	61,310	87,791	111,711
Operating costs and expenses:
Cost of revenue-sharing	447	614	1,305	1,702	1,746
Marketing and advertising*	12,732	17,786	21,405	29,497	42,161
Customer care and enrollment*	7,577	8,822	10,991	12,137	14,379
Technology and content*	7,461	8,054	10,137	12,393	14,182
General and administrative*	5,385	7,108	9,482	16,046	17,983

Total operating costs and expenses	33,602	42,384	53,320	71,775	90,451

Income (loss) from operations	(3,387)	(632)	7,990	16,016	21,260
Interest and other income, net	60	239	1,326	5,287	3,714

Income (loss) before income taxes	(3,327)	(393)	9,316	21,303	24,974
Provision (benefit) for income taxes	—	21	(7,161)	(10,292)	10,806

Net income (loss)	$(3,327)	$(414)	$16,477	$31,595	$14,168

Net income (loss) per share:
Basic—common stock	$(0.74)	$(0.09)	$1.91	$1.37	$0.57
Basic—Class A nonvoting common stock	—	(0.09)	$1.91	—	—
Diluted—common stock	$(0.74)	$(0.09)	$0.80	$1.22	$0.55
Diluted—Class A nonvoting common stock	—	(0.09)	$0.80	—	—
Net income (loss):
Allocated to common stock	$(3,327)	$(414)	$16,391	$31,595	$14,168
Allocated to Class A nonvoting common stock	—	—	86	—	—

Net income (loss)	$(3,327)	$(414)	$16,477	$31,595	$14,168

Weighted average number of shares used in per share amounts:
Basic—common stock	4,473	4,661	8,590	23,092	24,963
Basic—Class A nonvoting common stock	—	3	45	—	—
Diluted—common stock	4,473	4,661	20,572	25,797	25,954
Diluted—Class A nonvoting common stock	—	3	45	—	—
* Includes stock-based compensation as follows:
Marketing and advertising	$59	$97	$47	$218	$644
Customer care and enrollment	7	6	42	138	266
Technology and content	14	62	226	611	898
General and administrative	19	26	139	539	1,686

Total	$99	$191	$454	$1,506	$3,494

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$8,707	$9,415	$90,474	$121,514	$150,635
Working capital	4,797	3,636	86,503	126,845	148,946
Total assets	12,898	15,165	104,928	147,453	168,755
Other non-current liabilities	59	212	317	252	628
Convertible preferred stock	86,370	86,319	—	—	—
Accumulated deficit	(79,718)	(80,132)	(63,655)	(32,060)	(17,892)
Total stockholders’ equity (deficit)	(78,396)	(78,181)	95,740	135,894	154,979

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our incorporation in November 1997, we have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse and successful member acquisition programs and establishing relationships with over 180 leading insurance carriers, enabling us to offer thousands of health insurance products online. Our first online transaction relating to the sale of a health insurance policy was completed during the fourth quarter of 1998.

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

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 96%, 93% and 90% of our total revenue for the years ended December 31, 2006, 2007 and 2008, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. We also refer to these licensing arrangements as ecommerce on demand, or eOD, arrangements. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance markets and corresponding growth in our membership. We estimate that as of December 31, 2008 we had approximately 621,100 members compared to an estimated 518,400 members at December 31, 2007. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

Our commission revenue generally represents a percentage of the insurance premium a member has paid to his or her insurance carrier and, to a lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth may be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay us our commissions monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our revenue is recurring in nature and has grown in correlation with the growth we have experienced in our membership base.

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second communication corroborating the amount reported in the first communication within ten business days following the end of the accounting period. If the second corroborating communication is not received within ten business days following the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statement to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures. Commission override payments, which are recognized on the same basis as premium commissions, are generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override payments.

Revenue attributable to individual and family product offerings in the years ended December 31, 2006, 2007 and 2008 represented approximately 83%, 85% and 88% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party. In addition, we typically generate revenue based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data are tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data are tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Member Acquisition

An important factor in our revenue growth is the growth of our member base. Our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners and online advertising. Our marketing initiatives are designed to encourage consumers to complete an online application for health insurance on our ecommerce platform.

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For each of the years ended December 31, 2006, 2007 and 2008, applications submitted through us for individual and family health insurance from our direct channel constituted 40%, 40% and 39%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the years ended December 31, 2006, 2007 and 2008, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 35%, 31% and 33%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, non-direct email marketing and an integrated partnership with MSN. For the years ended December 31, 2006, 2007 and 2008, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 25%, 29% and 28%, respectively, of all individual and family health insurance applications submitted on our website.

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

We compensate a significant number of our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications we receive from such marketing partners increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses are influenced by these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered volume-incentive marketing partner arrangements, we could incur expenses in excess of the amounts we had planned in periods of rapid growth in the volume of submitted applications from marketing partner referrals. Accordingly, an unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement. Although the costs associated with consumer click-throughs have increased, we have been able to offset much of this increase by actively managing our paid keyword search advertising expense, taking into account the anticipated return from referrals. We also take into account the productivity and relative cost of paid keyword search as compared to other marketing channels and the anticipated lifetime revenue from members acquired, to control the amount of expense incurred during a given period.

We expect the average cost of acquiring new members to increase in 2009 compared to 2008 primarily due to an increase in online advertising and marketing expenditures, including paid keyword search advertising. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefit costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process.

Technology and Content

Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly owned subsidiary in China, where technology development costs are generally lower than in the United States. Our technology and content expenses incurred in China totaled $1.0 million, $1.3 million and $1.7 million during the years ended December 31, 2006, 2007 and 2008, respectively.

General and Administrative

General and administrative expenses include compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2007 and 2008:

Key Metrics:	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Operating cash flows (1)	$3,408,000	$7,163,000	$7,711,000	$7,910,000	$5,846,000	$8,647,000	$8,257,000	$7,444,000
IFP submitted applications (2)	91,800	88,300	97,900	97,900	114,500	103,800	117,300	115,600
IFP approved members (3)	82,300	78,200	83,600	83,800	102,500	94,300	100,800	97,700
Total approved members (4)	119,600	114,600	125,300	118,800	143,400	132,600	144,400	131,200
Total revenue (5)	$19,489,000	$21,072,000	$22,997,000	$24,233,000	$26,280,000	$27,501,000	$28,475,000	$29,455,000
Total revenue per estimated member for the period (6)	$46.56	$46.48	$48.16	$48.00	$48.82	$48.34	$48.19	$48.16

	As of March 31, 2007	As of June 30, 2007	As of September 30, 2007	As of December 31, 2007	As of March 31, 2008	As of June 30, 2008	As of September 30, 2008	As of December 31, 2008
IFP estimated membership (7)	362,300	383,400	408,100	432,700	471,200	488,300	506,100	528,500
Total estimated membership (8)	443,200	463,600	491,300	518,400	558,200	579,600	602,100	621,100

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Marketing and advertising expenses (9)	$6,930,000	$6,782,000	$7,309,000	$8,476,000	$9,649,000	$9,482,000	$11,502,000	$11,528,000
Marketing and advertising as a percentage of total revenue (10)	36%	32%	32%	35%	37%	34%	40%	39%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	40%	40%	40%	38%	38%	40%	39%	40%
Marketing partners (12)	31%	30%	31%	34%	34%	32%	33%	32%
Online advertising (13)	29%	30%	29%	28%	28%	28%	28%	28%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$49.18	$49.98	$49.07	$56.73	$55.41	$60.39	$65.34	$65.35

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Total revenue (from all sources) recognized during the period from the consolidated statements of income.
(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two). See discussion below for further information as to our methodology in estimating membership.
(7)	Estimated number of members active on IFP insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.
(8)	Estimated number of members active on all insurance policies as of the date indicated. See discussion below for further information as to our methodology in estimating membership.
(9)	Marketing and advertising expenses for the period from the consolidated statements of income.
(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.
(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on non-small business insurance policies as of a specific date by taking the sum of (i) the number of members for whom we have received a commission payment for the month that is six months (or three months in the case of short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over, as applicable, the three-month or six-month period); and (ii) the number of approved members over the six-month period (or three months in the case of short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). We estimate the number of small business group members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Additionally, our carrier partners often do not communicate this information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the current period that we are estimating, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernable over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current economic conditions on our membership retention.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes and the assumptions used in determining stock-based compensation and our assessment whether internal use software and website development costs will result in additional functionality, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2006, 2007 and 2008, which had a material impact on our allowance for forfeitures.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. Our technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

During the years ended December 31, 2006, 2007 and 2008, we recorded stock-based compensation expense totaling $0.3 million, $1.4 million and $3.4 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees and accounted for in accordance with the provisions of SFAS 123R. At December 31, 2008, total unrecognized stock-based compensation cost related to stock options, restricted stock awards and restricted stock units granted to employees under our stock plans and accounted for in accordance with SFAS 123R was approximately $12.6 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on a straight-line basis over the remaining weighted average vesting term of the underlying equity awards, which was approximately 2.8 years as of December 31, 2008. Unrecognized stock-based compensation will be adjusted for subsequent changes in estimated forfeitures. As of December 31, 2008, historical actual and estimated future forfeitures of our awards have been immaterial. Changes in estimated forfeitures are recorded as a cumulative catch up adjustment in the period when they occur. We will continue to evaluate our forfeiture experience in the future.

Stock-based compensation expense recognized during the years ended December 31, 2006, 2007 and 2008 consisted of stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which was calculated in accordance with APB 25, and stock-based compensation for all stock-based awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with

SFAS 123R. The adoption of SFAS 123R results in higher amounts of stock-based compensation expense for awards granted after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB 25. The grant date fair value of our stock-based awards was determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model.

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

The intrinsic value of outstanding vested and unvested stock options at December 31, 2008, was $15.9 million based on the last reported price for our common stock on The NASDAQ Global Market on December 31, 2008. The intrinsic value of options outstanding does not impact the amount of stock-based compensation expense to be recorded in future periods. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as excess tax benefits related to share-based payments. Our effective tax rate in 2008 was in line with statutory federal and state tax rates. Our effective tax rates in 2007 and 2006 differed from the statutory federal tax rate primarily due to the releases of our valuation allowance against deferred tax assets in those years.

On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limit our ability to utilize state net operating loss and tax credit carry forwards to reduce our state income taxes payable in 2008 and 2009. Under the new tax law, the utilization of net operating loss carry forwards is suspended for tax years 2008 and 2009; however the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it does limit the amount of net operating loss and tax credit carry forwards that we will be able to utilize to reduce our taxes payable during the years ending December 31, 2008 and 2009, resulting in an increase in cash taxes payable to the state of California in those years. While we do not expect this change in the California tax law to impact our effective tax rate, our cash outlay for federal and state taxes is expected to increase to approximately 6% to 7% of pre-tax income for 2009, up from approximately 5% of pre-tax income for 2008.

Under SFAS 123R, we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are generally not deemed to be realized until after the utilization of all other tax benefits available to us. For example, net operating loss and tax credit carry forwards from prior years are used to reduce taxes currently payable prior to deductions from stock option exercises for purposes of financial reporting, while for tax return purposes, current year stock compensation deductions are generally used before net operating loss carry forwards. Indirect effects of excess tax benefits, such as the effect on research and development tax credits, are not considered. In accordance with SFAS 123R, only realized excess tax benefits are reflected in the financial statements.

During 2008, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $0.3 million increase in additional paid-in capital and a $0.4 million increase in other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2008. We expect to continue utilizing excess tax benefits related to share-based payments and other unrecognized tax benefits in 2009, which will result in further increases to additional paid-in capital and other non-current liabilities.

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

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As of December 31, 2007 and 2008, we had approximately $2.4 million and $2.8 million, respectively, of unrecognized tax benefits. As of December 31, 2007 and 2008, there were $2.0 million and $2.2 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the federal research and development tax credit from January 1, 2008 through December 31, 2009. Federal research and development tax credits for 2008, which were not material, were included in our provision for income taxes for the three months ended December 31, 2008.

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of December 31, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued Staff Position (FSP) No. FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 amends Statement No. 157 to include an example that illustrates key considerations when applying the principles in Statement No. 157 to financial assets when the market for these instruments is not active. The implementation of FAS 157-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

During the years ended December 31, 2007 and 2008, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities and, as of December 31, 2007 and 2008, we carried net unrealized gains on our marketable securities of $0.1 million and $0.2 million, respectively. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. As we do not consider our investments to be other-than-temporarily impaired at December 31, 2008, unrealized losses are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income. We did not realize any significant gains or losses on sales of marketable securities during the years ended December 31, 2008 and 2007. We did not hold any marketable securities during the year ended December 31, 2006.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the years ended December 31, 2006, 2007 and 2008 (dollars in thousands):

	Year Ended December 31,
	2006		2007		2008
Revenue:
Commission	$58,943	96%	$81,502	93%	$100,839	90%
Sponsorship, licensing and other	2,367	4	6,289	7	10,872	10

Total revenue	61,310	100	87,791	100	111,711	100
Operating costs and expenses:
Cost of revenue-sharing	1,305	2	1,702	2	1,746	1
Marketing and advertising	21,405	35	29,497	34	42,161	38
Customer care and enrollment	10,991	18	12,137	14	14,379	13
Technology and content	10,137	17	12,393	14	14,182	13
General and administrative	9,482	15	16,046	18	17,983	16

Total operating costs and expenses	53,320	87	71,775	82	90,451	81

Income from operations	7,990	13	16,016	18	21,260	19
Interest and other income, net	1,326	2	5,287	6	3,714	3

Income before income taxes	9,316	15	21,303	24	24,974	22
Provision (benefit) for income taxes	(7,161)	(12)	(10,292)	(12)	10,806	9

Net income	$16,477	27%	$31,595	36%	$14,168	13%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Year Ended December 31,
	2006	2007	2008
Marketing and advertising	$47	$218	$644
Customer care and enrollment	42	138	266
Technology and content	226	611	898
General and administrative	139	539	1,686

Total	$454	$1,506	$3,494

Years Ended December 31, 2006, 2007 and 2008

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue for the years ended December 31, 2006, 2007 and 2008 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change		Year Ended December 31, 2007	Change		Year Ended December 31, 2008
		$	%		$	%
Revenue:
Commission	$58,943	$22,559	38%	$81,502	$19,337	24%	$100,839
Sponsorship, licensing and other	2,367	3,922	166%	6,289	4,583	73%	10,872

Total revenue	$61,310	$26,481	43%	$87,791	$23,920	27%	$111,711

2008 compared to 2007—Commission revenue increased $19.3 million, or 24%, in 2008 compared to 2007, primarily due to an increase in our membership. Our estimated membership increased approximately 20% to 621,100 at December 31, 2008 from 518,400 at December 31, 2007. Sponsorship, licensing and other revenue increased $4.6 million, or 73%, in 2008 compared to 2007, primarily due increased sales of carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

2007 compared to 2006—Commission revenue increased $22.6 million, or 38%, in 2007 compared to 2006, primarily due to an increase in our membership. Our estimated membership increased approximately 32% to 518,400 at December 31, 2007 from 393,900 at December 31, 2006. Included in commission revenue for 2006 and 2007 was $0.5 million and $0.7 million of commission revenue, respectively, we recognized from certain small business members who were transferred to us by a partner with whom we share a percentage of the ongoing commissions we receive on these transferred policies. Commission revenue for 2006 also included the recognition of $0.5 million of revenue related to commissions received from a single health insurance carrier during 2005, which was included in deferred revenue at December 31, 2005. Sponsorship, licensing and other revenue increased $3.9 million, or 166%, in 2007 compared to 2006, primarily due to increased sales of carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

All revenue for all periods presented was generated from customers located in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the year ended December 31, 2008:

	Year Ended December 31,
	2006	2007	2008
UnitedHealthcare	20%	19%	17%
Wellpoint	22%	18%	16%
Aetna	7%	11%	14%

Based on information currently available to us, we expect total revenue to increase in absolute dollars in 2009 compared to 2008 as a result of continued growth in our membership as well as growth in our sponsorship and technology licensing businesses.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing for the years ended December 31, 2006, 2007 and 2008 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change		Year Ended December 31, 2007	Change		Year Ended December 31, 2008
		$	%		$	%
Cost of revenue-sharing	$1,305	$397	30%	$1,702	$44	3%	$1,746
Percentage of total revenue	2%			2%			1%

2008 compared to 2007—Cost of revenue-sharing increased $44,000, or 3%, in 2008 compared to 2007, primarily due to a slight increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing in 2007 was $0.3 million of revenue-sharing expense related to commission revenue we recognized during the year associated with a partner who transferred certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. As a percentage of total revenue, cost of revenue-sharing decreased to 1% in 2008 from 2% in 2007.

2007 compared to 2006—Cost of revenue-sharing increased $0.4 million, or 30%, in 2007 compared to 2006, primarily due to an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing for both 2006 and 2007 was $0.3 million of revenue-sharing expense, related to commission revenue we recognized during the year associated with a partner who transferred certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both 2006 and 2007.

We expect cost of revenue-sharing to increase in absolute dollars in 2009 compared to 2008 as a result of an increase in commission revenue related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2006, 2007 and 2008 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change		Year Ended December 31, 2007	Change		Year Ended December 31, 2008
		$	%		$	%
Marketing and advertising	$21,405	$8,092	38%	$29,497	$12,664	43%	$42,161
Percentage of total revenue	35%			34%			38%

2008 compared to 2007—Marketing and advertising expenses increased $12.7 million, or 43%, in 2008 compared to 2007. This was primarily due to an increase in our online advertising expenses of $7.0 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost of and volume of click-throughs from the online advertising channel increased during 2008 compared to 2007. Marketing partner expenses increased $3.7 million due to an increase in the costs per application and the growth in the number of applications submitted on our website through the marketing partner channel during 2008 compared to 2007. Additionally, direct advertising expenses increased $1.2 million as a result of television, radio and other marketing initiatives we undertook during the year. Finally, compensation and benefit costs of marketing and advertising personnel increased $0.5 million. Our acquisition cost per member, if measured as total marketing and advertising expenses for the year divided by the number of members included on applications for individual and family product offerings submitted during the year, increased 20% to $61.68 in 2008 from $51.30 in 2007. This increase was primarily due to the increases in online advertising expenditures, television and radio advertising expenditures and an increase in marketing partner channel expenses. As a percentage of total revenue, total marketing and advertising expenses increased to 38% in 2008 from 34% in 2007.

2007 compared to 2006—Marketing and advertising expenses increased $8.1 million, or 38%, in 2007 compared to 2006. This was primarily due to an increase in our online advertising expenses of $5.6 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the volume of click-throughs from the online advertising channel increased during 2007 compared to 2006. Marketing partner expenses increased $1.3 million due to the growth in the number of applications submitted on our website through the marketing partner channel during 2007 compared to 2006. In addition, direct advertising expenses increased $0.4 million as a result of television and other marketing initiatives. Compensation and benefit costs increased $0.6 million and public relations expenses increased $0.4 million. Our acquisition cost per member, if measured as total marketing and advertising expenses for a period divided by the number of members included on applications for individual and family product offerings submitted during the period, increased 11% to $51.30 in 2007 from $46.33 in 2006, primarily due to the increases in online advertising and marketing partner channel expenses. As a percentage of total revenue, total marketing and advertising expenses decreased to 34% in 2007 from 35% in 2006.

We expect our marketing and advertising expenses to increase in absolute dollars in 2009 compared to 2008 as we increase our online advertising and marketing expenditures, including paid keyword search advertising. We also expect the average cost of acquiring new members to increase in 2009 compared to 2008. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefit costs for marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2006, 2007 and 2008 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change		Year Ended December 31, 2007	Change		Year Ended December 31, 2008
		$	%		$	%
Customer care and enrollment	$10,991	$1,146	10%	$12,137	$2,242	18%	$14,379
Percentage of total revenue	18%			14%			13%

2008 compared to 2007—Customer care and enrollment expenses increased $2.2 million, or 18%, in 2008 compared to 2007, primarily due to an increase of $1.3 million in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 13% in 2008 from 14% in 2007 as a result of economies of scale achieved by our customer care and enrollment operations in 2007.

2007 compared to 2006—Customer care and enrollment expenses increased $1.1 million, or 10%, in 2007 compared to 2006, primarily due to an increase of $0.8 million in compensation and benefit costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 14% in 2007 from 18% in 2006 as a result of economies of scale achieved by our customer care and enrollment operations in 2007.

We expect customer care and enrollment expenses to increase in absolute dollars in 2009 compared to 2008 as we hire additional personnel to service the growth in health insurance applications submitted through our website.

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2006, 2007 and 2008 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change		Year Ended December 31, 2007	Change		Year Ended December 31, 2008
		$	%		$	%
Technology and content	$10,137	$2,256	22%	$12,393	$1,789	14%	$14,182
Percentage of total revenue	17%			14%			13%

2008 compared to 2007—Technology and content expenses increased $1.8 million, or 14%, in 2008 compared to 2007. This increase was primarily due to a $0.4 million increase in compensation and benefit costs associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Stock-based compensation costs increased $0.3 million due to additional equity grants to employees in 2008. Data center expenses increased $0.3 million due to a new lease for data center space, as well as new maintenance agreements for hardware and software. As a percentage of total revenue, technology and content costs decreased to 13% in 2008 from 14% in 2007 as a result of economies of scale achieved by our technology and content operations in 2008.

2007 compared to 2006—Technology and content expenses increased $2.3 million, or 22%, in 2007 compared to 2006. This increase was primarily due to a $1.0 million increase in compensation and benefit costs associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Stock-based compensation costs increased $0.4 million due to additional equity grants to employees in 2007. Data center expenses increased $0.3 million due to new maintenance agreements for hardware and software. As a percentage of total revenue, technology and content costs decreased to 14% in 2007 from 17% in 2006 as a result of economies of scale achieved by our technology and content operations in 2007.

We expect technology and content expenses to increase in absolute dollars in 2009 compared to 2008 due to our continued focus on technology development, including the enhancement of our ecommerce platform.

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2006, 2007 and 2008 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change		Year Ended December 31, 2007	Change		Year Ended December 31, 2008
		$	%		$	%
General and administrative	$9,482	$6,564	69%	$16,046	$1,937	12%	$17,983
Percentage of total revenue	15%			18%			16%

2008 compared to 2007—General and administrative expenses increased $1.9 million, or 12%, in 2008 compared to 2007, primarily due to an increase in compensation, benefit and recruiting costs of $1.3 million associated with increased personnel in our finance and legal departments. Additionally, stock-based compensation expense increased $1.1 million due to additional equity grants to employees and directors in 2008. Partially offsetting these increases were decreases in legal and accounting fees of $0.5 million and $0.4 million, respectively. As a percentage of total revenue, general and administrative expenses decreased to 16% in 2008 from 18% in 2007.

2007 compared to 2006—General and administrative expenses increased $6.6 million, or 69%, in 2007 compared to 2006, primarily due to an increase in compensation, benefit and recruiting costs of $2.4 million associated with increased personnel in our finance and legal departments. We also incurred additional costs associated with operating as a public company for the full year of 2007, including an increase in accounting, audit and other professional service fees of $2.3 million, an increase in legal fees of $0.5 million, an increase in directors and officers insurance costs of $0.4 million and an increase in stock-based compensation expense of $0.4 million due to additional equity grants to employees in 2007. As a percentage of total revenue, general and administrative expenses increased to 18% in 2007 from 15% in 2006.

We expect our general and administrative expenses to continue to increase in absolute dollars in 2009 compared to 2008 due to the increased costs necessary to support the growth in our business.

Interest and Other Income, Net

The following table presents our interest and other income, net, for the years ended December 31, 2006, 2007 and 2008 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change		Year Ended December 31, 2007	Change		Year Ended December 31, 2008
		$	%		$	%
Interest and other income, net	$1,326	$3,961	299%	$5,287	$(1,573)	(30)%	$3,714
Percentage of total revenue	2%			6%			3%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

2008 compared to 2007—Interest and other income, net, decreased $1.6 million, or 30%, in 2008 compared to 2007, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities during the year ended December 31, 2008. Interest income totaled $3.9 million and $5.4 million for the years ended December 2008 and 2007. Cash, cash equivalents and marketable securities increased from $121.5 million at December 31, 2007 to $150.6 million at December 31, 2008 primarily from cash generated from operations and net proceeds from the exercise of common stock options. As a percentage of total revenue, interest and other income, net decreased to 3% in 2008 from 6% in 2007.

2007 compared to 2006—Interest and other income, net, increased $4.0 million, or 299%, in 2007 compared to 2006. This increase was primarily due to an increase in interest income from our invested cash, cash equivalents and marketable securities. Interest income totaled $5.4 million and $1.4 million for the years ended December 2007 and 2006. Cash, cash equivalents and marketable securities increased primarily from cash generated from operations during 2007. Additionally, the average yield earned on our invested cash, cash equivalents and marketable securities increased in 2007 compared to 2006. As a percentage of total revenue, interest and other income, net increased to 6% in 2007 from 2% in 2006.

We expect interest and other income, net, to decline in absolute dollars, as well as a percentage of total revenue in 2009 compared to 2008 as a result of a continued decline in the average yield we earn on our invested cash, cash equivalents and marketable securities.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the year ended December 31, 2006, 2007 and 2008 and the dollar change from the prior year (dollars in thousands):

	Year Ended December 31, 2006	Change	Year Ended December 31, 2007	Change	Year Ended December 31, 2008
		$		$
Provision (benefit) for income taxes	$(7,161)	$(3,131)	$(10,292)	$21,098	$10,806
Percentage of total revenue	(12)%		(12)%		9%

2008—We recorded a provision for income taxes in 2008 of $10.8 million, representing an effective tax rate of 43.3% for 2008. Our effective tax rate in 2008 was in line with statutory federal and state tax rates.

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

Our future effective income tax rate will depend on various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carry forwards, the impact of pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, state and foreign income taxes, as well as changes in our valuation allowance.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	Year Ended December 31,
	2006	2007	2008
Net cash provided by (used in):
Operating activities	$11,412	$26,192	$30,194
Investing activities	(2,253)	(41,671)	(18,706)
Financing activities	71,713	6,452	1,206

At December 31, 2008, our cash, cash equivalents and marketable securities totaled $150.6 million. Cash equivalents are comprised primarily of financial instruments with an original maturity of 90 days or less from the date of purchase, and marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

2008—Our operating activities generated cash of $30.2 million during the year ended December 31, 2008 primarily due to $14.2 million of net income, $9.5 million of deferred income tax, $3.5 million in non-cash stock-based compensation expense, $1.9 million in non-cash depreciation and amortization expenses, a $0.7 million increase in accrued marketing expenses, a $0.7 million increase in accounts payable and a $0.5 million increase in other current liabilities. These items were partially offset by a $0.7 million increase in accounts receivable.

During the year ended December 31, 2008, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments, which resulted in a $0.3 million decrease in cash generated from operating activities and a $0.3 million increase in cash generated from financing activities during 2008. We expect to continue utilizing excess tax benefits related to share-based payments in 2009, which will reduce our cash generated from operating activities and increase our cash generated from financing activities in 2009. Additionally, as a result of a recent change in the California tax law, our cash outlay for federal and state taxes is expected to increase to approximately 6% to 7% of pre-tax income for 2009, up from approximately 5% of pre-tax income for 2008.

2007—Our operating activities generated cash of $26.2 million during the year ended December 31, 2007, primarily due to $31.6 million of net income, $1.7 million in non-cash depreciation and amortization expenses, $1.5 million in non-cash stock-based compensation expense, a $1.0 million increase in accrued compensation and benefits, a $0.8 million increase in accrued marketing expenses, a $0.4 million increase in other current liabilities, a $0.4 million increase in deferred revenue and a $0.3 million increase in accounts payable. These items were partially offset by a $10.3 million benefit from the recognition of deferred income tax assets, a $0.6 million increase in accounts receivable and a $0.5 million increase in other assets.

2006—Our operating activities generated cash of $11.4 million during the year ended December 31, 2006, primarily due to $16.5 million of net income, $1.5 million in non-cash depreciation and amortization expenses, $0.5 million in non-cash stock-based compensation expense, a $0.7 million increase in other current liabilities, a $0.7 million increase in accrued compensation and benefits and a $0.6 million increase in accrued marketing expenses. These items were partially offset by a $7.4 million benefit from the recognition of deferred income tax assets, a $1.0 million increase in prepaid expenses and other current assets, a $0.6 million increase in accounts receivable and a $0.5 million decrease in deferred revenue.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and capital expenditures for property and equipment associated with computer hardware and software to enhance our website and to support our growth. Marketable securities generally consist of investment grade corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

2008—Cash used in investing activities of $18.7 million during the year ended December 31, 2008 was primarily attributable to purchases of marketable securities of $85.7 million and capital expenditures of $2.5 million, partially offset by sales and maturities of marketable securities of $10.1 million and $59.3 million, respectively. Capital expenditures in 2008 were impacted by a project relating to the expansion of our data center operations.

2007—Cash used in investing activities of $41.7 million during the year ended December 31, 2007 was primarily attributable to purchases of marketable securities of $54.3 million and capital expenditures of $1.8 million, partially offset by sales and maturities of marketable securities of $9.0 million and $5.5 million, respectively.

2006—Cash used in investing activities of $2.3 million during the year ended December 31, 2006 was primarily attributable to capital expenditures of $2.2 million.

Financing Activities

2008— Cash provided by financing activities of $1.2 million during the year ended December 31, 2008 was primarily due to $1.5 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.6 million utilized to repurchase 50,657 shares of our common stock.

2007—Cash provided by financing activities of $6.5 million during the year ended December 31, 2007 was primarily due to $6.9 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.3 million of costs paid related to our initial public offering.

2006—Cash provided by financing activities of $71.7 million during the year ended December 31, 2006 was primarily due to $74.8 million in proceeds received from our initial public offering, plus $0.5 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $3.3 million of costs incurred in connection with our initial public offering.

Future Needs

We believe that cash generated from operations and our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including the number and price of common shares we repurchase under our stock repurchase program and our level of investment in technology and advertising initiatives. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating and capital lease agreements and certain contractual service and licensing obligations and commitments as of December 31, 2008 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service and Licensing Obligations	Total Obligations
2009	$2,587	$57	$592	$3,236
2010	1,397	57	168	1,622
2011	1,140	56	—	1,196
2012	971	14	—	985

Total	$6,095	$184	$760	$7,039

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

The operating leases for our headquarter facilities located in Mountain View, California and our facility located in San Francisco, California expire in the second half of 2009.

Capital Lease Obligations

In December 2008 we entered into a capital lease agreement for office equipment which expires in April 2012.

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

Recently Issued Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements for recently issued accounting standards that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of December 31, 2008, we had cash and cash equivalents of $94.1 million, which consisted primarily of cash and highly liquid money market instruments, commercial paper and U.S. government-sponsored enterprise debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $56.5 million, which consisted primarily of U.S. government-sponsored enterprise and corporate debt securities, commercial paper and certificates of deposit with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had fallen by 10% during the year ended December 31, 2008, our interest income would have declined approximately $0.4 million, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and, at times such marketable securities may be in excess of federally insured limits. As of December 31, 2007 and 2008, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2007	December 31, 2008
Cash	$4,580	$4,659
Money market funds	55,292	89,477	(1)
Bonds, commercial paper and certificates of deposit:
Government sector	11,322	38,003
Financial sector	34,862	12,176
Industrial sector	13,418	4,308
Utility sector	2,040	2,012

Total cash, cash equivalents and marketable securities	$121,514	$150,635

(1)	At December 31, 2008, money market accounts were invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At December 31, 2008, we evaluated each of our unrealized losses, the majority of which are from corporate bonds, and determined them to be temporary in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon our evaluation of these factors, and because we have the ability and intent to hold each of our investments with net unrealized losses until their respective maturity dates, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

During the year ended December 31, 2008, we incurred net unrealized gains on our marketable securities of $0.2 million. Net unrealized gains and losses incurred on our marketable securities during the year ended December 31, 2007 were not significant. Net unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. We did not realize any significant gains or losses on sales of marketable securities during the years ended December 31, 2008 and 2007. We did not hold any marketable securities during the year ended December 31, 2006.

We do not require collateral or other security for our accounts receivable. As of December 31, 2008, one carrier represented $0.3 million, or 14%, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, eHealth, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 13, 2009

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$81,395	$94,136
Marketable securities	40,119	56,499
Accounts receivable	1,300	2,005
Deferred income taxes	13,240	7,580
Prepaid expenses and other current assets	2,098	1,874

Total current assets	138,152	162,094
Property and equipment, net	3,791	4,567
Deferred income taxes	4,535	1,314
Other assets	975	780

Total assets	$147,453	$168,755

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,495	$2,190
Accrued compensation and benefits	4,849	4,662
Accrued marketing expenses	2,454	3,162
Deferred revenue	436	427
Other current liabilities	2,073	2,707

Total current liabilities	11,307	13,148
Other non-current liabilities	252	628
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued and outstanding shares: 24,686,842 and 25,040,935 at December 31, 2007 and 2008, respectively	25	25
Additional paid-in capital	167,847	173,095
Deferred stock-based compensation	(104)	(22)
Accumulated deficit	(32,060)	(17,892)
Accumulated other comprehensive income	186	412
Treasury stock shares, at cost: 47 and 54,454 at December 31, 2007 and 2008, respectively	—	(639)

Total stockholders’ equity	135,894	154,979

Total liabilities and stockholders’ equity	$147,453	$168,755

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenue:
Commission	$58,943	$81,502	$100,839
Sponsorship, licensing and other	2,367	6,289	10,872

Total revenue	61,310	87,791	111,711
Operating costs and expenses:
Cost of revenue-sharing	1,305	1,702	1,746
Marketing and advertising	21,405	29,497	42,161
Customer care and enrollment	10,991	12,137	14,379
Technology and content	10,137	12,393	14,182
General and administrative	9,482	16,046	17,983

Total operating costs and expenses	53,320	71,775	90,451

Income from operations	7,990	16,016	21,260
Interest and other income, net	1,326	5,287	3,714

Income before income taxes	9,316	21,303	24,974
Provision (benefit) for income taxes	(7,161)	(10,292)	10,806

Net income	$16,477	$31,595	$14,168

Comprehensive income:
Net income	$16,477	$31,595	$14,168
Change in unrealized gain on investments, net of taxes	—	58	156
Foreign currency translation adjustment	26	77	70

Total comprehensive income	$16,503	$31,730	$14,394

Net income per share:
Basic – common stock	$1.91	$1.37	$0.57
Basic – Class A nonvoting common stock	$1.91	$—	$—
Diluted – common stock	$0.80	$1.22	$0.55
Diluted – Class A nonvoting common stock	$0.80	$—	$—
Net income:
Allocated to common stock	$16,391	$31,595	$14,168
Allocated to Class A nonvoting common stock	86	—	—

Net income	$16,477	$31,595	$14,168

Weighted average number of shares used in per share amounts:
Basic – common stock	8,590	23,092	24,963
Basic – Class A nonvoting common stock	45	—	—
Diluted – common stock	20,572	25,797	25,954
Diluted – Class A nonvoting common stock	45	—	—

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2005	2,549	$11,947	2,123	$42,160	5,616	$32,212	4,789	$5	257	$—	$1,983	$(62)	$(80,132)	$25	—	$—	$(78,181)
Issuance of common stock in connection with exercise of common stock options	—	—	—	—	—	—	218	—	—	—	476	—	—	—	—	—	476
Issuance of Class A nonvoting restricted common stock awards to employees, net of reversals for terminated employees	—	—	—	—	—	—	—	—	36	—	—	—	—	—	—	—	—
Stock-based compensation related to employees	—	—	—	—	—	—	—	—	—	—	283	—	—	—	—	—	283
Stock-based compensation related to Class A nonvoting restricted common stock awards	—	—	—	—	—	—	—	—	—	—	108	—	—	—	—	—	108
Deferred stock-based compensation related to Class A nonvoting restricted common stock awards granted to employees and accounted for in accordance with APB No. 25, net of reversals for terminated employees	—	—	—	—	—	—	—	—	—	—	255	(255)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	63	—	—	—	—	63
Conversion of convertible preferred stock and Class A nonvoting common stock to common stock	(2,549)	(11,947)	(2,123)	(42,160)	(5,616)	(32,212)	10,992	11	(293)	—	86,308	—	—	—	—	—	86,319
Proceeds from initial public offering	—	—	—	—	—	—	5,750	6	—	—	70,163	—	—	—	—	—	70,169
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	26	—	—	26
Net income	—	—	—	—	—	—	—	—	—	—	—	—	16,477	—	—	—	16,477

Balance at December 31, 2006	—	—	—	—	—	—	21,749	22	—	—	159,576	(254)	(63,655)	51	—	—	95,740

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(In thousands)

	Convertible Preferred Stock						Common Stock		Class A Nonvoting Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stock- holders’ Equity (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units	—	—	—	—	—	—	2,940	3	—	—	6,865	—	—	—	—	—	6,868
Termination of employee restricted common stock awards	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation related to employees	—	—	—	—	—	—	—	—	—	—	1,388	—	—	—	—	—	1,388
Amortization of deferred stock-based compensation net of adjustments for terminated employees	—	—	—	—	—	—	—	—	—	—	(32)	150	—	—	—	—	118
Tax benefit for stock option transactions	—	—	—	—	—	—	—	—	—	—	50	—	—		—	—	50
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—	—	58
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	77	—	—	77
Net income	—	—	—	—	—	—	—	—	—	—	—	—	31,595	—	—	—	31,595

Balance at December 31, 2007	—	—	—	—	—	—	24,687	25	—	—	167,847	(104)	(32,060)	186	—	—	135,894
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units	—	—	—	—	—	—	408	—	—	—	1,538	—	—	—	—	—	1,538
Stock-based compensation related to employees	—	—	—	—	—	—	—	—	—	—	3,425	—	—	—	—	—	3,425
Amortization of deferred stock-based compensation net of adjustments for terminated employees	—	—	—	—	—	—	—	—	—	—	(13)	82	—	—	—	—	69
Tax benefit for stock option transactions	—	—	—	—	—	—	—	—	—	—	298	—	—	—	—	—	298
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	156	—	—	156
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	70	—	—	70
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(54)	(639)	(639)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	14,168	—	—	—	14,168

Balance at December 31, 2008	—	$—	—	$—	—	$—	25,095	$25	—	$—	$173,095	$(22)	$(17,892)	$412	(54)	$(639)	$154,979

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2007	2008
Operating activities
Net income	$16,477	$31,595	$14,168
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(7,422)	(10,303)	9,451
Depreciation and amortization	1,526	1,709	1,863
Stock-based compensation expense	454	1,506	3,494
Excess tax benefits from stock-based compensation	—	(50)	(298)
Deferred rent	122	(40)	(51)
Loss on disposal of property and equipment	—	30	45
Changes in operating assets and liabilities:
Accounts receivable	(589)	(583)	(705)
Prepaid expenses and other current assets	(954)	(11)	64
Other assets	(44)	(524)	196
Accounts payable	209	308	693
Accrued compensation and benefits	740	958	(41)
Accrued marketing expenses	620	807	708
Deferred revenue	(461)	374	(9)
Other current liabilities	734	416	526
Other long-term liabilities	—	—	90

Net cash provided by operating activities	11,412	26,192	30,194

Investing activities
Purchases of property and equipment	(2,248)	(1,777)	(2,482)
Proceeds from the sale of property and equipment	—	14	—
Changes in restricted investments	(5)	—	—
Purchases of marketable securities	—	(54,343)	(85,653)
Sales of marketable securities	—	8,952	10,120
Maturities of marketable securities	—	5,483	59,309

Net cash used in investing activities	(2,253)	(41,671)	(18,706)

Financing activities
Proceeds from initial public offering	74,752	—	—
Costs incurred in connection with initial public offering	(3,309)	(252)	—
Net proceeds from exercise of common stock options	476	6,868	1,547
Repurchase of common stock	—	—	(639)
Excess tax benefits from stock-based compensation	—	50	298
Principal payments in connection with capital leases	(206)	(214)	—

Net cash provided by financing activities	71,713	6,452	1,206

Effect of exchange rate changes on cash and cash equivalents	29	106	47

Net increase (decrease) in cash and cash equivalents	80,901	(8,921)	12,741
Cash and cash equivalents at beginning of period	9,415	90,316	81,395

Cash and cash equivalents at end of period	$90,316	$81,395	$94,136

Supplemental disclosure of non-cash activities
Capital lease obligations incurred (terminated)	$406	$(6)	$164

Conversion of preferred stock into common stock	$86,319	$—	$—

Supplemental disclosure of cash flows
Cash paid for interest	$30	$7	$—

Cash paid for income taxes	$30	$487	$133

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “we” or “us”) offers Internet-based insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

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

Segments—We operate in one business segment. See Note 9—Segment and Geographic Information for additional information regarding our business segment.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, valuation allowance for deferred income taxes, provision for income taxes, our assessment whether internal use software and website development costs will result in additional functionality and the assumptions used in determining stock-based compensation which included estimating the value of our common stock prior to our IPO in October 2006. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all investments with an original maturity of three months or less from the date of purchase to be cash equivalents. We classify all of our cash equivalents as available-for-sale. Cash and cash equivalents are stated at fair value.

Marketable Securities—We invest in accordance with a policy that seeks to preserve principal while maximizing income without significantly increasing risk. The policy limits investments to certain types of

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All of our marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We do not have any marketable securities classified as held-to-maturity or trading. Marketable securities are carried at their fair value, based on quoted market prices or other available information, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Realized gains and losses on marketable securities are recognized in earnings as a component of interest and other income, net in the statements of income. The cost of investments sold is based on the specific identification method.

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

It is our policy to review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the fair value has been less than the cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for recovery of fair value. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, we would reduce the investment’s carrying value to its estimated fair value, as determined based on quoted market prices or other market indicators. Declines in value judged to be other-than-temporary, if any, are recorded as incurred in our consolidated statements of income.

See Note 2—Balance Sheet Accounts for additional information regarding our marketable securities.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Capital lease amortization expenses are included in depreciation expense in our consolidated statements of income and comprehensive income. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

Computer equipment and software	3 to 5 years
Office equipment and furniture	5 years
Leasehold improvements	Lesser of useful life (typically 5 to 7 years) or related lease term

Maintenance and minor replacements are expensed as incurred.

See Note 2—Balance Sheet Accounts for additional information regarding our property and equipment.

Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate long-lived assets for impairment on a periodic basis or whenever events or

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No long-lived assets were deemed impaired during the three-year period ended December 31, 2008.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities (including accrued compensation and benefits, accrued marketing expenses and other current liabilities), approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate the fair value of these obligations based upon our best estimates of interest rates that would be available for similar debt obligations at December 31, 2007 and 2008.

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We invest our cash, cash equivalents and marketable securities with major banks and financial institutions and, at times, such investments may be in excess of federally insured limits. As of December 31, 2007 and 2008, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2007	December 31, 2008
Cash	$4,580	$4,659
Money market funds	55,292	89,477	(1)
Bonds, commercial paper and certificates of deposit:
Government sector	11,322	38,003
Financial sector	34,862	12,176
Industrial sector	13,418	4,308
Utility sector	2,040	2,012

Total cash, cash equivalents and marketable securities	$121,514	$150,635

(1)	At December 31, 2008, money market accounts invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2008, one carrier represented 14%, or $0.3 million, of our total accounts receivable. No other carrier represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at December 31, 2008.

Revenue for all periods presented was generated from customers located solely in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the year ended December 31, 2008:

	Year Ended December 31,
	2006	2007	2008
UnitedHealthcare	20%	19%	17%
Wellpoint	22%	18%	16%
Aetna	7%	11%	14%

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue attributable to individual and family product offerings in the years ended December 31, 2006, 2007 and 2008 represented approximately 83%, 85% and 88% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Seasonality—The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses are influenced by these seasonal patterns.

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

We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second communication corroborating the amount reported in the first communication within ten business days following the end of the accounting period. If the second corroborating communication is not received within ten business days following the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statement to identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures. Insurance carriers typically pay us cash commission payments monthly, after they receive the premium payment from the member, and we generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. The allowance for forfeitures payable to carriers totaled $0.4 million and $0.5 million at December 31, 2007 and 2008, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Occasionally we participate in cooperative advertising programs with certain of our partners whereby they reimburse us for a portion of our advertising costs. The amounts our partners will reimburse us for advertising are typically determined at the beginning of each year and we are able to choose when to advertise and receive the related reimbursement throughout the year.

Advertising costs incurred have been classified as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Contra-commission revenue	$18	$15	$13
Cost of revenue-sharing	1,286	1,701	1,746
Marketing and advertising expense	16,880	24,141	36,025

Total advertising costs	$18,184	$25,857	$37,784

Costs associated with revenue-sharing of commissions with a health insurance carrier have been offset against commission revenue in the accompanying consolidated statements of income and comprehensive income, while costs associated with revenue-sharing of commissions with partners have been included in cost of revenue-sharing.

Customer Care and Enrollment—Customer care and enrollment expenses primarily consist of compensation and related expenses for personnel engaged in pre-sales assistance to applicants who call our customer care center and enrollment personnel who assist applicants during the underwriting process.

Technology and Content— Technology and content expenses consist primarily of compensation and related expenses for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly owned subsidiary in China, where technology development costs are generally lower than in the United States.

Research and Development—Research and development expenses consist primarily of compensation and related expenses incurred for enhancements to the functionality of our websites. Research and development costs, which totaled $3.7 million, $4.1 million and $4.5 million for the years ended December 31, 2006, 2007 and 2008, respectively, are included in technology and content expense in the accompanying consolidated statements of income and comprehensive income.

Internal-Use Software and Website Development Costs— We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. Through December 31, 2008, a majority of our internal-use software and website development costs have been expensed as incurred.

General and Administrative—General and administrative expenses include compensation and related expenses for staff working in our finance, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Stock-Based Compensation—Effective January 1, 2006, we adopted SFAS No. 123R (“SFAS 123R”), Share-Based Payment, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS 123R using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted on or after January 1, 2006, and to awards modified, repurchased or cancelled on or after January 1, 2006. We account for equity grants issued prior to January 1, 2006 in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. In addition, prior to January 1, 2006, we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure using the minimum value method. Stock-based compensation expense recognized during the years ended December 31, 2006, 2007 and 2008 consisted of 1) stock-based compensation related to stock option and restricted stock awards granted prior to January 1, 2006, which were calculated in accordance with APB 25, and 2) stock-based compensation for all stock-based awards granted on or after to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. We are recognizing stock-based compensation expense under SFAS 123R only for those equity awards expected to vest. As of December 31, 2008, historical actual and estimated future forfeitures of our awards have been immaterial. Changes in estimated forfeitures are recorded as a cumulative catch up adjustment in the period when they occur.

We estimate the fair value of stock options granted after the adoption of SFAS 123R using the Black-Scholes-Merton pricing model and a single option award approach. This fair value is then recognized in expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The weighted average expected terms for stock options granted during the years ended December 31, 2006, 2007 and 2008 were calculated using the simplified method in accordance with the provisions of SAB No. 107, Share-Based Payment, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our IPO in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies. We have used judgment in selecting these companies, as well as evaluating our available historical and implied volatility for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the grant date stock price. Through December 31, 2008, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options.

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

On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limit our ability to utilize state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards is suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years 2008 and 2009, taxpayers may only utilize tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it does limit the amount of net operating loss and tax credit carry forwards that we will be able to utilize to reduce our taxes payable for 2008 and 2009, resulting in an increase in cash taxes payable to the state of California in those years.

Foreign Currency Translation—Our only foreign subsidiaries are located in Xiamen, China. The functional currency of our foreign subsidiaries is the local currency (the Chinese Yuan Renminbi) and their financial statements are translated into U.S. Dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation adjustments are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in interest and other income, net in the accompanying consolidated statements of income and comprehensive income. We did not recognize any material gains or losses resulting from foreign currency transactions during the years ended December 31, 2006, 2007 or 2008.

Comprehensive Income—In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income, including net income, are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses and unrealized gains and losses on cash equivalents and marketable securities). Statements of comprehensive income have been included within the accompanying consolidated statements of income and comprehensive income.

Net Income Per Share—We calculate net income per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share. Under SFAS 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the conversion of convertible preferred stock and Class A common stock, are included in diluted net income per share to the extent such shares are dilutive.

Recently Issued Accounting Standards—We implemented SFAS No. 157 (“SFAS 157”), Fair Value Measurement, effective January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer until January 1, 2009 the implementation of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The implementation of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

We adopted SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The implementation of SFAS 159 did not have an impact on our consolidated financial position, results of operations or cash flows, as we did not elect to apply the fair value option under this Statement.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Balance Sheet Accounts

Cash and Cash Equivalents—Cash equivalents are comprised primarily of available-for-sale financial instruments with an original maturity of 90 days or less from the date of purchase. As of December 31, 2008, our money market funds consisted primarily of federal agency securities. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our cash equivalents consisted of the following as of December 31, 2008 and 2007 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Cash	$4,659	$—	$—	$4,659
Cash equivalents – money market funds (1)	89,477	—	—	89,477

Total cash and cash equivalents	$94,136	$—	$—	$94,136

December 31, 2007
Cash	$4,580	$—	$—	$4,580
Cash equivalents:
Money market funds	55,292	—	—	55,292
Commercial paper	21,521	2	—	21,523

Total cash equivalents	76,813	2	—	76,815

Total cash and cash equivalents	$81,393	$2	$—	$81,395

(1)	At December 31, 2008, money market accounts invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2006, 2007 and 2008.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities—Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2008 and 2007 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
December 31, 2008
U.S. government-sponsored enterprise bonds	$36,217	$293	$—	$36,510
Corporate bonds	15,457	30	136	15,351
Commercial paper	2,141	4	—	2,145
U.S. government-sponsored enterprise discount notes	1,472	21	—	1,493
Certificates of deposit	1,000	—	—	1,000

Total marketable securities	$56,287	$348	$136	$56,499

December 31, 2007
Corporate bonds	$15,368	$36	$6	$15,398
Commercial paper	13,047	2	—	13,049
U.S. government-sponsored enterprise bonds	11,298	25	1	11,322
Certificates of deposit	350	—	—	350

Total marketable securities	$40,063	$63	$7	$40,119

(1)	No marketable security had been in a continuous unrealized loss position for more than twelve months as of December 31, 2008 or 2007.

We did not realize any significant gains or losses on sales of marketable securities during the years ended December 31, 2007 and 2008. During the year ended December 31, 2006, we did not sell any marketable securities.

During the years ended December 31, 2007 and 2008, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities and, as of December 31, 2007 and 2008, we carried net unrealized gains on our marketable securities of $0.1 million and $0.2 million, respectively. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, at the beginning and end of the period and are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

At December 31, 2008, we evaluated each of our unrealized losses, all of which are from corporate bonds, and determined them to be temporary in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allow for any anticipated recovery in fair value. Based upon our evaluation of these factors, and because we have the ability and intent to hold each of our investments with net unrealized losses until their respective maturity dates, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The contractual maturities of our marketable securities as of December 31, 2007 and 2008, were as follows (in thousands):

	As of December 31,
	2007	2008
Due within 1 year	$28,219	$46,798
Due within 1 year to 2 years	11,900	9,701

Total marketable securities	$40,119	$56,499

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2007	2008
Prepaid insurance	$532	$462
Prepaid maintenance contracts	347	320
Interest receivable	383	628
Other	836	464

Prepaid expenses and other current assets	$2,098	$1,874

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2007	2008
Computer equipment and software	$6,269	$7,746
Office equipment and furniture	781	1,068
Leasehold improvements	562	725

	7,612	9,539
Less accumulated depreciation and amortization	(3,821)	(4,972)

Property and equipment, net	$3,791	$4,567

During the years ended December 31, 2006, 2007 and 2008, we disposed of and wrote-off certain property and equipment that were no longer in use. Disposals by category were as follows (in thousands, at cost):

	Year Ended December 31,
	2006	2007	2008
Computer equipment and software	$62	$1,943	$786
Office equipment and furniture	—	18	3
Leasehold improvements	57	—	1

	119	1,961	790
Accumulated depreciation	(119)	(1,931)	(745)

Loss on disposal of property and equipment	$—	$30	$45

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2007	2008
Professional fees	$1,292	$1,025
Income taxes payable	4	905
Payable to carriers	406	477
Other accrued expenses	371	300

Other current liabilities	$2,073	$2,707

Note 3—Fair Value Measurements

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	As of December 31, 2008
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$89,477	$—	$89,477

Marketable securities:
U.S. government-sponsored enterprise bonds	—	36,510	36,510
Corporate bonds	—	15,351	15,351
Commercial paper	—	2,145	2,145
U.S. government-sponsored enterprise discount notes	—	1,493	1,493
Certificates of deposit	—	1,000	1,000

	—	56,499	56,499

Total cash equivalents and marketable securities	$89,477	$56,499	$145,976

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. For our other cash equivalents and marketable securities classified as Level 2, we primarily relied on observable quotes in active markets; however if we concluded the market was non-active, we relied on independent market pricing data. We did not hold any financial assets as of December 31, 2008 whereby the fair value measurements were estimated using significant unobservable inputs (Level 3).

Note 4—Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity (Deficit)

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2006, 2007 and 2008, there were no shares of preferred stock outstanding.

Convertible Preferred Stock—All shares of convertible preferred stock were converted into 10,955,744 shares of common stock upon the completion of our IPO in October 2006.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. Upon our liquidation, dissolution or winding-up, the holders of common stock are entitled to share equally in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to the common stock. As of December 31, 2007 and 2008, there were 24,686,842 shares and 25,040,935 shares of common stock outstanding, respectively.

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved—We issue common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2007	2008
Common stock:
Stock options issued and outstanding	2,626	2,725
Restricted stock units issued and outstanding	23	231
Stock options and awards available for future grants	2,464	2,714
Common shares held in treasury	—	51

	5,113	5,721

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of December 31, 2008, we had 2,713,682 shares of our common stock available for future grants under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant under the 2006 Plan. In addition, on January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2007, 2008 and 2009, shares reserved under the 2006 Plan automatically increased by 869,957 shares, 987,473 shares and 1,001,637 shares, respectively, which equaled 4% of the total number of shares of our common stock then outstanding. Employees, non-employee members of our board of directors and consultants of our company are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2005	312	5,387	$3.05
Reduction in number of authorized shares (1)	(168)	—	—
Additional shares authorized (2)	2,000	—	—
Restricted stock units granted	(33)	—	—
Options granted	(392)	392	$15.39
Options exercised	—	(218)	$2.19
Options cancelled	125	(125)	$8.24

Balance at December 31, 2006	1,844	5,436	$3.85
Reduction in number of authorized shares (1)	(131)	—	—
Additional shares authorized	870	—	—
Restricted stock units granted	(11)	—	—
Options granted	(296)	296	$25.66
Options exercised	—	(2,931)	$2.34
Options cancelled	175	(175)	$12.06
Restricted stock units and awards cancelled	13	—	—

Balance at December 31, 2007	2,464	2,626	$7.44
Reduction in number of authorized shares (1)	(28)	—	—
Additional shares authorized	987	—	—
Restricted stock units granted	(224)	—	—
Options granted	(683)	683	$19.39
Options exercised	—	(397)	$4.05
Options cancelled	187	(187)	$23.17
Restricted stock units and awards cancelled	11	—	—

Balance at December 31, 2008	2,714	2,725	$9.85	5.91	$15,878

Vested and expected to vest at December 31, 2008		2,661	$9.67	5.88	$15,820
Exercisable at December 31, 2008		1,674	$5.34	5.13	$14,584

(1)	The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our IPO in October 2006, resulting in reductions in the total number of authorized shares.
(2)	We reserved 2,000,000 shares under the 2006 Plan, which became effective in October 2006 upon the effective date of the registration statement related to our IPO.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at December 31, 2008. Total intrinsic value of stock options exercised during the years ended December 31, 2006, 2007 and 2008 was $1.9 million, $62.0 million and $7.9 million, respectively.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents total unrecognized stock-based compensation expense as of December 31, 2008 related to stock options, restricted stock and restricted stock units granted to employees under our stock plans during the years ended December 31, 2006, 2007 and 2008 and accounted for in accordance with SFAS 123R (in thousands):

As of December 31, 2008	Stock Options	Restricted Stock	Restricted Stock Units	Total
Unrecognized stock-based compensation expense	$9,716	$29	$4,109	$13,854
Estimated forfeitures	(825)	(2)	(455)	(1,282)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$8,891	$27	$3,654	$12,572

Unrecognized stock-based compensation expense, net of estimated forfeitures, was $12.6 million as of December 31, 2008 and will be amortized on a straight-line basis over the remaining weighted average vesting term of the underlying equity awards which was approximately 2.8 years as of December 31, 2008. Unrecognized stock-based compensation will be adjusted for subsequent changes in estimated forfeitures.

Net cash proceeds from the exercise of stock options were $0.5 million, $6.9 million and $1.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. During the year ended December 31, 2008, we recognized $0.3 million of income tax benefits from stock option related exercises, which were recorded as an increase in additional paid-in capital. No significant income tax benefits were realized from stock option exercises during the years ended December 31, 2006 and 2007.

The fair value of stock options granted to employees for the years ended December 31, 2007 and 2008 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2007	2008
Expected term	6.1 years	4.8 years
Expected volatility	58.2%	55.7%
Expected dividend yield	0%	0%
Risk-free interest rate	4.47%	3.04%
Weighted average grant-date fair value	$15.06	$9.55

The following table summarizes information about stock options outstanding as of December 31, 2008 (in thousands, except per share amounts and weighted average remaining contractual life data):

	Outstanding and Exercisable		Vested
Exercise Price	Number of Shares of Common Stock Subject to Options	Weighted average Remaining Contractual Life (in years)	Number of Shares of Common Stock Subject to Options	Weighted average Exercise Price
$1.00	18	2.23	18	$1.00
$2.00	1,124	4.18	1,124	$2.00
$4.00 - $8.80	562	6.84	322	$8.20
$9.70 - $21.16	684	7.02	110	$14.12
$21.25 - $31.08	337	8.08	99	$24.89

$1.00 - $31.08	2,725	5.91	1,673	$5.34

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for grants of restricted stock units in accordance with the provisions of SFAS 123R. The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2005	—
Granted	33
Vested	—
Cancelled	—

Balance as of December 31, 2006	33
Granted	12
Vested	(9)
Cancelled	(13)

Balance as of December 31, 2007	23
Granted	228
Vested	(12)
Cancelled	(8)

Balance as of December 31, 2008	231	1.73	$3,070

Expected to vest at December 31, 2008	212	1.66	$2,815

The aggregate intrinsic value is calculated as the fair value at December 31, 2008 of the underlying common stock outstanding and vested and expected to vest as of December 31, 2008.

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity under the Stock Plans and the eHealth China Plan (as converted) is as follows (in thousands, except per share amounts):

Non-vested shares	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding at December 31, 2005	32	$5.89
Granted	7	$12.49
Vested	(11)	$5.18
Cancelled	(3)	$6.28

Outstanding at December 31, 2006	25	$7.98
Granted	—	—
Vested	(11)	$7.21
Cancelled	(3)	$7.28

Outstanding at December 31, 2007	11	$8.86
Granted	—	$—
Vested	(6)	$7.52
Cancelled	(3)	$11.14

Outstanding at December 31, 2008	2	$9.19

Stock Repurchase Program

On November 12, 2008, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock, may be repurchased, for a total cost not to exceed $30 million, although the actual number of shares to be purchased and the timing of purchases will depend on market conditions. The repurchase program does not require us to acquire a specific number of shares and may be suspended or discontinued at any time. During the year ended December 31, 2008, we repurchased 50,657 shares of common stock on the open market for $0.6 million and an average purchase price of $12.59 per share. As of December 31, 2008, the number of additional shares that may yet be purchased under the program was 2,457,293 and the approximate dollar amount of additional shares that may yet be purchased under the program was $29.4 million. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

As of December 31, 2008, all stock repurchases under the stock repurchase program were made on the open market. In addition to the 50,657 shares repurchased under our stock repurchase program as of December 31, 2008, we have in treasury 3,797 shares that were surrendered by employees in lieu of tax withholdings due for restricted stock units. As of December 31, 2007 and 2008, we had a total of 47 shares and 54,454 shares, respectively, held in treasury.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2006, 2007 and 2008 (in thousands):

	Year Ended December 31,
	2006	2007	2008
Awards granted to employees accounted for in accordance with SFAS 123R:
Common stock options	$264	$1,100	$2,481
Restricted stock units	6	268	931
Restricted common stock	13	20	13

	283	1,388	3,425
Awards granted to employees accounted for in accordance with APB 25:
Common stock options	26	17	—
Restricted common stock	145	101	69

	171	118	69

Total stock-based compensation expense	$454	$1,506	$3,494

The following table summarizes stock-based compensation expense by operating function included in the consolidated statements of income and comprehensive income for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	Year Ended December 31,
	2006	2007	2008
Marketing and advertising	$47	$218	$644
Customer care and enrollment	42	138	266
Technology and content	226	611	898
General and administrative	139	539	1,686

Total stock-based compensation expense	$454	$1,506	$3,494

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Income Taxes

The components of our income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
United States	$9,229	$21,259	$25,318
Foreign	87	44	(344)

Total	$9,316	$21,303	$24,974

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$196	$53	$367
State	58	2	1,557
Foreign	7	3	—

Total current	261	58	1,924
Deferred:
Federal	(6,375)	(9,008)	8,178
State	(1,047)	(1,342)	704

Total deferred	(7,422)	(10,350)	8,882

Provision (benefit) for income taxes	$(7,161)	$(10,292)	$10,806

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	0.4	5.2	6.7
Foreign income and withholding taxes	—	—	0.5
Research and development tax credit carryforwards	(0.6)	(0.8)	(0.2)
Stock-based compensation	1.2	0.2	0.7
Utilization of previously unbenefited operating losses	(111.6)	(88.9)	—
Other	(1.3)	1.0	0.6

Effective tax rate	(76.9)%	(48.3)%	43.3%

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2007	2008
Deferred tax assets:
Federal and state net operating loss carryforwards	$15,408	$5,040
Federal and state tax credit carryforwards	1,325	1,314
Stock-based compensation	356	1,298
Accruals and reserves	454	712
Other	305	633

Gross deferred tax assets	17,848	8,997
Valuation allowance	—	(103)

Total deferred tax assets	17,848	8,894
Deferred tax liabilities—depreciation and amortization	(73)	—

Total net deferred tax assets	$17,775	$8,894

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

Historically, management had provided a valuation allowance against the net deferred tax assets to reflect these uncertainties. At the end of 2007, management developed expectations of future taxable income and other relevant factors sufficiently in the future to conclude that it was more likely than not that we would realize sufficient earnings to utilize all of our deferred tax assets. Accordingly, we reversed our $18.9 million valuation allowance against deferred tax assets in the fourth quarter of 2007. During the year ended December 31, 2006, we partially reduced the valuation allowance by $7.4 million due to managements’ belief at the end of 2006 that it was more likely than not that $7.4 million of net deferred tax assets would be realized in the foreseeable future. Our effective tax rates in 2006 and 2007 differed from the statutory federal tax rate primarily due to the releases of our valuation allowance against deferred tax assets in those years. The net valuation allowance decreased by $9.9 million and $18.9 million during the years ended December 31, 2006 and 2007, respectively, and increased by $0.1 million during the year ended December 31, 2008.

Our net operating losses and tax credit carryforwards were available without annual limitations as of December 31, 2008. For tax return purposes, we had net operating loss carryforwards at December 31, 2008 of approximately $78.4 million and $66.2 million for U.S. federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $66.1 million and $55.4 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. U.S. federal and state net operating loss carryforwards begin expiring in 2019 and 2014, respectively.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2008, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $0.3 million increase in additional paid-in capital and a $0.4 million increase in other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2008.

At December 31, 2008, we had tax credit carryforwards of approximately $1.9 million and $1.4 million for U.S. federal income tax purposes and state income tax purposes, respectively. Federal tax credit carryforwards begin expiring in 2019 and state tax credits carry forward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2007	$1,097
Additions based on tax positions related to the current year	685
Additions based on tax positions related to the prior year	645
Settlements	—

Balance at December 31, 2007	2,427
Additions based on tax positions related to the current year	256
Additions based on tax positions related to the prior year	76
Settlements	—

Balance at December 31, 2008	$2,759

As of December 31, 2007 and 2008, there were $2.0 million and $2.2 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate.

We have elected to record interest and penalties related to uncertain tax positions as income tax expense in the consolidated financial statements in accordance with FIN 48. We have not accrued interest due to our net operating loss position. All tax years after 1998 are open to examination and adjustment due to our net operating losses.

We consider the foreign earnings of our China subsidiary to be indefinitely reinvested outside the United States. Our China subsidiary has incurred cumulative net losses since inception. Accordingly, we have not provided U.S. taxes on the cumulative foreign earnings of our China subsidiary.

Note 7—Net Income Per Share

Basic net income per share is calculated using the weighted average number of shares of common stock and Class A nonvoting common stock outstanding during the period, excluding shares subject to repurchase or forfeiture. Since our common stock and Class A nonvoting common stock are both participating securities as defined in SFAS No. 128, Earnings Per Share, diluted net income per share is presented using the two-class method and gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock, common stock options and warrants, preferred stock warrants, and common stock and Class A nonvoting common stock subject to repurchase or forfeiture, unless such common stock equivalent shares are anti-dilutive. Shares of Class A common stock converted into common stock in October 2006 in connection with our IPO.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2007	2008
Basic:
Numerator:
Net income allocated to common stock	$16,391	$31,595	$14,168
Net income allocated to Class A nonvoting common stock	86	—	—

	$16,477	$31,595	$14,168

Denominator:
Weighted average number of common stock shares	8,590	23,092	24,964
Weighted average number of common stock shares held in treasury	—	—	(1)

Net weighted average common stock shares outstanding	8,590	23,092	24,963

Weighted average number of Class A nonvoting common stock shares	45	—	—
Net income per share—basic:
Common stock	$1.91	$1.37	$0.57
Class A nonvoting common stock	$1.91	$—	—
Diluted:
Numerator:
Net income allocated to common stock	$16,441	$31,595	$14,168
Net income allocated to Class A nonvoting common stock	36	—	—

	$16,477	$31,595	$14,168

Denominator:
Weighted average number of common stock shares	8,590	23,092	24,963
Weighted average number of options	3,418	2,690	977
Weighted average number of restricted stock and restricted stock units	—	15	14
Weighted average number of convertible preferred shares which were converted into shares of common stock upon the closing of the initial public offering	8,564	—	—

Total common stock shares used in per share calculation	20,572	25,797	25,954

Weighted average number of Class A nonvoting common stock shares	45	—	—
Net income per share—diluted:
Common stock	$0.80	$1.22	$0.55
Class A nonvoting common stock	$0.80	$—	$—

For each of the years ended December 31, 2006, 2007 and 2008, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
Common stock options	90	209	673
Restricted stock units	1	—	9
Common stock shares held in treasury	—	—	1

Total	91	209	683

Note 8—Commitments and Contingencies

Leases—We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in December 2012. In addition, we lease office equipment under operating leases that range in original terms from three to over five years, the latest of which expires in July 2012. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Total rent expense under all operating leases was approximately $1.9 million, $2.4 million and $3.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Future minimum lease payments under non-cancellable operating leases at December 31, 2008 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations
2009	$2,587
2010	1,397
2011	1,140
2012	971

Total minimum lease payments	$6,095

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, future cash payment commitments for services provided in connection with these agreements were as follows (in thousands):

Years Ending December 31,	Service And Licensing Obligations
2009	$592
2010	168

Total	$760

Capital Lease—In December 2008 we entered into a capital lease agreement for office equipment which expires in April 2012. As of December 31, 2008, future cash payment commitments related to this lease were as follows (in thousands):

Years Ending December 31,	Capital Lease Obligations
2009	$57
2010	57
2011	56
2012	14

Total minimum lease payments	184
Less amount representing interest	(45)

Present value of net minimum lease payments	139
Current portion	(37)

Non-current portion	$102

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

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request, as such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007 or 2008.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Geographic Information—We recognized revenue solely in the United States for the years ended December 2006, 2007 and 2008. As of December 31, 2007 and 2008, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2007	As of December 31, 2008
United States	$4,172	$4,703
China	594	644

Total	$4,766	$5,347

Note 10—Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2008 and 2007 is as follows (in thousands, except per share amounts):

2008	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$26,280	$27,501	$28,475	$29,455	$111,711
Income from operations	4,725	6,396	4,486	5,653	21,260
Net income	3,297	4,201	3,021	3,649	14,168
Net income per share:
Basic	$0.13	$0.17	$0.12	$0.15	$0.57
Diluted	$0.13	$0.16	$0.12	$0.14	$0.55

2007	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$19,489	$21,072	$22,997	$24,233	$87,791
Income from operations	2,693	4,174	4,843	4,306	16,016
Net income	2,277	3,228	3,730	22,360	31,595
Net income per share:
Basic	$0.10	$0.14	$0.16	$0.92	$1.37
Diluted	$0.09	$0.13	$0.14	$0.86	$1.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K.

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

Management’s Report in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on internal control over financial reporting, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of eHealth, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 13, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance, required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2008.

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

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2008, all but one of our executive officers was a party to an individual Rule 10b5-1 trading plan pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial Statement Schedules

None.

3. Exhibits

See Item 15(b) below.

(b)     Exhibits—We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits of this Annual Report on Form 10-K.

(c)	Financial Statement Schedule—See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 13, 2009.

eHealth, Inc.

/S/ GARY L. LAUER	/S/ STUART M. HUIZINGA
Gary L. Lauer	Stuart M. Huizinga
Chief Executive Officer and Chairman of the Board of Directors	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 2009.

Signature	Title

/S/ STEVEN M. CAKEBREAD	Director
Steven M. Cakebread

/S/ SCOTT N. FLANDERS	Director
Scott N. Flanders

/S/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/S/ LAWRENCE M. HIGBY	Director
Lawrence M. Higby

/S/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

EXHIBIT INDEX

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K (File No. 001-33071)	November 17, 2008

4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006

10.1		Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.2*		1998 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.3		2004 Stock Plan for eHealth China	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.4*		2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.5*	†	2006 Equity Incentive Plan of the Registrant, as amended and restated November 11, 2008

10.5.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.3*		Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.5*	†	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant

10.5.6*	†	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
10.5.7*	†	Form of Outside Director Stock Unit Agreement

10.6		Amended and Restated Investors’ Rights Agreement, dated May 23, 2005	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.9*		Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.9.1*		Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.9.2*	†	Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.

10.10*		Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.11*		Supplemental Employment Agreement, dated August 24, 2000, between Sheldon Wang and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.12*		Supplemental Employment Agreement, dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.12.1*		Letter Amendment, dated September 2007, amending Offer Letter dated April 6, 2000 and Offer Letter Supplement dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.12.2*	†	Second Amendment to Offer Letter and Offer Letter Supplement, effective December 29, 2008, amending Offer Letter dated April 6, 2000, as amended, between Bruce Telkamp and eHealthInsurance Services, Inc.

Exhibit Number		Incorporation by reference herein
	Description of Exhibit	Form	Date
10.13*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.14	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.15	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.15.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007

10.16	Office Lease Contract, dated March 31, 2006, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.; Appendix 1 to Office Lease Contract; and Property Management Service Contract, dated April 4, 2006, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.16.1	Appendix 3 to Office Lease Contract, dated November 25, 2007, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

10.16.2	Amendment Two to Property Management Service Contract, effective January 16, 2008, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date
10.16.3		Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 12, 2008

10.17		Employment Agreement, dated as of June 6, 2007, between eHealthInsurance Services, Inc. and Robert Fahlman	Current Report on Form 8-K (File No. 001-33071)	June 8, 2007

10.18*		2008 Executive Bonus Plan	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

10.19*	†	Offer Letter dated November 13, 2008, between Scott Sanborn and eHealthInsurance Services, Inc.

21.1		List of Subsidiaries	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

23.1	†	Consent of Independent Registered Public Accounting Firm

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number			Incorporation by reference herein
		Description of Exhibit	Form	Date

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.