Form 10-Q
period 2009-03-31
eHealth, Inc.
filed 2009-05-11
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2009 was 24,741,542 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	March 31, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,136	$94,321
Marketable securities	56,499	55,944
Accounts receivable	2,005	3,024
Deferred income taxes	7,580	6,251
Prepaid expenses and other current assets	1,874	3,048

Total current assets	162,094	162,588
Property and equipment, net	4,567	4,253
Deferred income taxes	1,314	1,616
Other assets	780	1,125

Total assets	$168,755	$169,582

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,190	$2,694
Accrued compensation and benefits	4,662	3,737
Accrued marketing expenses	3,162	3,958
Deferred revenue	427	517
Other current liabilities	2,707	2,053

Total current liabilities	13,148	12,959
Other non-current liabilities	628	953
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	173,095	175,346
Treasury stock, at cost	(639)	(5,232)
Deferred stock-based compensation	(22)	(13)
Accumulated deficit	(17,892)	(14,749)
Accumulated other comprehensive income	412	293

Total stockholders’ equity	154,979	155,670

Total liabilities and stockholders’ equity	$168,755	$169,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2008	2009
Revenue:
Commission	$24,119	$28,204
Sponsorship, licensing and other	2,161	3,713

Total revenue	26,280	31,917
Operating costs and expenses:
Cost of revenue-sharing	437	800
Marketing and advertising	9,649	13,420
Customer care and enrollment	3,625	3,822
Technology and content	3,479	3,585
General and administrative	4,365	4,701

Total operating costs and expenses	21,555	26,328

Income from operations	4,725	5,589
Interest and other income, net	1,209	399

Income before income taxes	5,934	5,988
Provision for income taxes	2,637	2,845

Net income	$3,297	$3,143

Comprehensive income:
Net income	$3,297	$3,143
Change in unrealized gain on investments, net of taxes	113	(119)
Foreign currency translation adjustment, net of taxes	46	—

Total comprehensive income	$3,456	$3,024

Net income per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12
Weighted-average number of shares used in per share amounts:
Basic	24,766	24,892
Diluted	25,974	25,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2008	2009
Operating activities
Net income	$3,297	$3,143
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,441	1,672
Depreciation and amortization	430	547
Amortization and accretion on marketable securities, net	—	169
Stock-based compensation expense	659	941
Excess tax benefits from stock-based compensation	—	(1,173)
Deferred rent	(21)	(25)
Loss on disposal of property and equipment	—	10
Changes in operating assets and liabilities:
Accounts receivable	(340)	(1,019)
Prepaid expenses and other current assets	(74)	(335)
Other assets	71	96
Accounts payable	201	503
Accrued compensation and benefits	(1,461)	(926)
Accrued marketing expenses	349	796
Deferred revenue	89	90
Other current liabilities	205	233

Net cash provided by operating activities	5,846	4,722

Investing activities
Purchases of property and equipment	(334)	(241)
Purchase of other assets	—	(1,280)
Purchases of marketable securities	(19,315)	(14,439)
Sales of marketable securities	4,047	1,006
Maturities of marketable securities	18,462	13,700

Net cash provided by (used in) investing activities	2,860	(1,254)

Financing activities
Net proceeds from exercise of common stock options	746	146
Excess tax benefits from stock-based compensation	—	1,173
Repurchases of common stock	—	(4,593)
Principal payments in connection with capital lease	—	(9)

Net cash provided by (used in) financing activities	746	(3,283)

Effect of exchange rate changes on cash and cash equivalents	33	—

Net increase in cash and cash equivalents	9,485	185
Cash and cash equivalents at beginning of period	81,395	94,136

Cash and cash equivalents at end of period	$90,880	$94,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) offers Internet-based insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of income and comprehensive income and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2009, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 13, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2009, and its results of operations and its cash flows for the three months ended March 31, 2008 and 2009. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three months ended March 31, 2008 and 2009 (unaudited):

	Three Months Ended March 31,
	2008	2009
Wellpoint	15%	16%
Aetna	12%	15%
UnitedHealthcare	18%	13%

Revenue attributable to individual and family product offerings in the three months ended March 31, 2008 and 2009 represented approximately 87% and 90% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Partnership with Health Benefits Direct Corporation—During the three months ended March 31, 2009, we entered into customer transition and marketing agreements with Health Benefits Direct Corporation (“HBDC”). Pursuant to these agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which was recorded in both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and is being amortized to cost of revenue-sharing expense in the condensed consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments are recognized as cost of revenue-sharing expense in the consolidated condensed statements of income and comprehensive income.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recently Issued Accounting Standards—In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. In the first quarter of 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 amends Statement No. 157 to include an example that illustrates key considerations when applying the principles in Statement No. 157 to financial assets when the market for these instruments is not active.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

Note 2 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—Cash equivalents are comprised primarily of available-for-sale financial instruments with an original maturity of 90 days or less from the date of purchase. As of December 31, 2008 and March 31, 2009, money market accounts consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our cash equivalents consisted of the following as of December 31, 2008 and March 31, 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2009 (unaudited)
Cash	$5,496	$—	$—	$5,496
Cash equivalents:
Money market funds	85,822	—	—	85,822
Corporate bonds	1,508	—	(4)	1,504
Commercial paper	1,499	—	—	1,499

Total cash and cash equivalents	$94,325	$—	$(4)	$94,321

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Cash	$4,659	$—	$—	$4,659
Cash equivalents – money market funds	89,477	—	—	89,477

Total cash and cash equivalents	$94,136	$—	$—	$94,136

We did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2008 and 2009.

Marketable Securities—Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2008 and March 31, 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
March 31, 2009 (unaudited)
U.S. government-sponsored enterprise bonds	$38,532	$135	$(8)	$38,659
Corporate bonds	10,848	25	(75)	10,798
U.S. government-sponsored enterprise discount notes	3,971	20	—	3,991
Commercial paper	1,496	—	—	1,496
Certificates of deposit	1,000	—	—	1,000

Total marketable securities	$55,847	$180	$(83)	$55,944

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
December 31, 2008
U.S. government-sponsored enterprise bonds	$36,217	$293	$—	$36,510
Corporate bonds	15,457	30	(136)	15,351
Commercial paper	2,141	4	—	2,145
U.S. government-sponsored enterprise discount notes	1,472	21	—	1,493
Certificates of deposit	1,000	—	—	1,000

Total marketable securities	$56,287	$348	$(136)	$56,499

(1)	No marketable security had been in a continuous unrealized loss position for more than twelve months as of December 31, 2008 or March 31, 2009.

We did not realize any significant gains or losses on sales of marketable securities during the three months ended March 31, 2008 and 2009.

During the three months ended March 31, 2008 and 2009, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities and, as of December 31, 2008 and March 31, 2009, we carried net unrealized gains on our marketable securities of $0.2 million and $0.1 million, respectively. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, at the beginning and end of the period and are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The contractual maturities of our marketable securities as of December 31, 2008 and March 31, 2009, were as follows (in thousands):

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
Due within 1 year	$46,798	$54,678
Due within 1 year to 2 years	9,701	1,266

Total marketable securities	$56,499	$55,944

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands, unaudited):

	As of March 31, 2009
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$85,822	$—	$85,822
Corporate bonds	—	1,504	1,504
Commercial paper	—	1,499	1,499

	85,822	3,003	88,825
Marketable securities:
U.S. government-sponsored enterprise bonds	—	38,659	38,659
Corporate bonds	—	10,798	10,798
U.S. government-sponsored enterprise discount notes	—	3,991	3,991
Commercial paper	—	1,496	1,496
Certificates of deposit	—	1,000	1,000

	—	55,944	55,944

Total cash equivalents and marketable securities	$85,822	$58,947	$144,769

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. For our other cash equivalents and marketable securities classified as Level 2, we primarily relied on observable quotes in active markets; however if we concluded the market was non-active, we relied on independent market pricing data. We did not hold any financial assets as of March 31, 2009 whereby the fair value measurements were estimated using significant unobservable inputs (Level 3).

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of March 31, 2009, we had 3,696,645 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2009, shares reserved under the 2006 Plan automatically increased by 1,001,637 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

We also maintain the 1998 Stock Plan and the 2005 Stock Plan, under which we previously granted options to purchase shares of our common stock and restricted common stock. The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional awards upon the effective date of the registration statement related to our initial public offering in October 2006, although we will continue to issue new shares of common stock upon the exercise of stock options previously granted under the 1998 and 2005 Stock Plans.

The following table summarizes activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data, unaudited):

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2008	2,714	2,725	$9.85
Additional shares authorized (1)	1,002	—	—
Options granted	(35)	35	$13.78
Options exercised	—	(24)	$10.38
Options cancelled	9	(9)	$23.67
Restricted stock units and awards cancelled	8	—
Plan shares expired (2)	(1)	—

Balance at March 31, 2009	3,697	2,727	$9.85	5.67	$21,392

(1)	On January 1, 2009, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 1,001,637 shares.

(2)	The 1998 Stock Plan and 2005 Stock Plan were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our IPO in October 2006, resulting in reductions in the total number of authorized shares.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at March 31, 2009.

The fair value of stock options granted to employees for the three months ended March 31, 2008 and 2009 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2008	2009
Expected term	4.7 years	4.6 years
Expected volatility	54.5%	60.3%
Expected dividend yield	0%	0%
Risk-free interest rate	3.21%	1.60%
Weighted-average fair value	$10.78	$6.89

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2008	231
Vested	(45)

Balance as of March 31, 2009	186	1.87	$2,976

The aggregate intrinsic value is calculated as the fair value at March 31, 2009 of the underlying common stock outstanding and vested and expected to vest as of March 31, 2009.

Stock Repurchase Program

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock at the time, may be repurchased, for a total cost not to exceed $30 million, although the actual number of shares to be purchased and the timing of purchases will depend on market conditions. The repurchase program does not require us to acquire a specific number of shares and may be suspended or discontinued at any time. Share repurchases under this program will comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and may be made through a variety of methods. The stock repurchase activity under the share repurchase program during the three months ended March 31, 2009 is summarized as follows (in thousands, except share and per share amounts, unaudited):

Three Months Ended March 31, 2009	Total Number of Shares Purchased	Average Price Paid per Share	Amount of Repurchase
Cumulative balance at December 31, 2008	50,657	$12.61	$639
Repurchases of common stock	361,841	$12.70	4,594

Cumulative balance at March 31, 2009	412,498	$12.67	$5,233

As of March 31, 2009, the number of additional shares that may yet be purchased under the program was 2,095,452 and the approximate dollar amount of additional shares that may yet be purchased under the program was $24.8 million. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

As of March 31, 2009, all stock repurchases under the stock repurchase program were made on the open market. In addition to the 412,498 shares repurchased under our stock repurchase program as of March 31, 2009, we have in treasury 11,957 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2008 and March 31, 2009, we had a total of 54,454 shares and 424,455 shares, respectively, held in treasury.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2008 and 2009 (in thousands, unaudited):

	Three Months Ended March 31,
	2008	2009
Common stock options	$475	$639
Restricted stock units	159	294
Restricted common stock	25	8

Total stock-based compensation expense	$659	$941

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock-based compensation expense by operating function included in the condensed consolidated statements of income for the three months ended March 31, 2008 and 2009 (in thousands, unaudited):

	Three Months Ended March 31,
	2008	2009
Marketing and advertising	$147	$142
Customer care and enrollment	66	59
Technology and content	175	198
General and administrative	271	542

Total stock-based compensation expense	$659	$941

Note 5 – Income Taxes

On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limit our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards is suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it does limit the amount of net operating loss and tax credit carry forwards that we will be able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes payable to the state of California in 2009. While we do not expect this change in the California tax law to impact our effective tax rate, we expect that our cash outlay for federal and state taxes will increase for 2009 compared to 2008.

Under SFAS No. 123(R) Share-Based Payment, (“SFAS 123R”), we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us. For example, net operating loss and tax credit carry forwards from prior years are used to reduce taxes currently payable prior to deductions from stock option exercises for purposes of financial reporting, while for tax return purposes, current year stock compensation deductions are generally used before net operating loss carry forwards. Indirect effects of excess tax benefits, such as the effect on research and development tax credits, are not considered. In accordance with SFAS 123R, only realized excess tax benefits are reflected in the financial statements.

During the three months ended March 31, 2009, we recorded a provision for income taxes of $2.8 million, representing an effective tax rate of approximately 48%. The provision for the three months ended March 31, 2009 included approximately $0.2 million of tax shortfalls during the period related to share-based payments recorded in accordance with SFAS 123R. During the three months ended March 31, 2008, we recorded a provision for income taxes of $2.6 million, representing an effective tax rate of approximately 44%. Our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California as well as expected utilization of our remaining federal net operating losses during 2009, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $1.2 million increase in additional paid-in capital and a $0.3 million increase in other non-current liabilities, respectively, in the condensed consolidated balance sheet as of March 31, 2009. Additionally, the $1.2 million of realized excess tax benefits related to share-based payments is classified in the condensed consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended March 31,
	2008	2009
Basic:
Numerator:
Net income allocated to common stock	$3,297	$3,143
Denominator:
Weighted average number of common stock shares	24,766	24,892
Net income per share—basic:	$0.13	$0.13
Diluted:
Numerator:
Net income allocated to common stock	$3,297	$3,143
Denominator:
Weighted average number of common stock shares	24,766	24,892
Weighted average number of options	1,194	817
Weighted average number of restricted stock and restricted stock units	14	11

Total common stock shares used in per share calculation	25,974	25,720

Net income per share—diluted:	$0.13	$0.12

For each of the three months ended March 31, 2008 and 2009, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended March 31,
	2008	2009
Common stock options	417	956
Restricted stock units	—	17

Total	417	973

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7 – Geographic Information

Substantially all revenue for all periods presented was generated from customers located in the United States. As of December 31, 2008 and March 31, 2009, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
United States	$4,703	$4,799
China	644	579

Total	$5,347	$5,378

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning critical accounting policies and estimates and related impact on our financial statements; estimated commission forfeiture rates; expectations regarding our future effective tax rate and factors affecting such rate, our utilization of certain tax benefits and the related impact on our financial statements and our cash outlay for taxes for 2009; increase in our cost of acquiring members and factors impacting such increase; exploration of new marketing initiatives that increase per member acquisition costs; our expectation to continue to grant equity awards in the future and that stock-based compensation expense will increase; our expectation that total revenue will grow and factors affecting such growth; our expectation that our cost of revenue-sharing expense, marketing and advertising, customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars; expenditures related to the development of our business; our expectation that interest and other income, net will decrease in absolute dollars as well as a percentage of total revenue; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments; our continuing to incur significant costs and expenses relating to our being a public company; factors on which our future growth will depend; growth of the individual and family health insurance market and factors affecting such growth; changes to our ecommerce platform and other initiatives and the potential impact of such changes; factors affecting the successful promotion of our brand and the difficulty and expense of branding initiatives; expansion of our Chinese operations; factors that will impact the success of the business health savings account platform; expansion of aspects of our business to additional geographic regions; the funding of our share repurchase program; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2009, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 92% and 88% of our total revenue for the three months ended March 31, 2008 and 2009, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. We also refer to these licensing arrangements as ecommerce on demand, or eOD, arrangements. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance markets and corresponding growth in our membership. We estimate that as of March 31, 2009 we had approximately 680,100 members compared to an estimated 558,200 members at March 31, 2008. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

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

Revenue attributable to individual and family product offerings in the three months ended March 31, 2008 and 2009 represented approximately 87% and 90% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended March 31, 2008 and 2009, applications submitted through us for individual and family health insurance from our direct channel constituted 38% and 41%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For each of the three months ended March 31, 2008 and 2009, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 34% of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, non-direct email marketing and an integrated partnership with MSN. For the three months ended March 31, 2008 and 2009, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 28% and 25%, respectively, of all individual and family health insurance applications submitted on our website.

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

We entered into customer transition and marketing agreements with Health Benefits Direct Corporation (“HBDC”) during the three months ended March 31, 2009. Pursuant to the agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which was recorded in both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and is being amortized to cost of revenue-sharing expense in the condensed consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments are recognized as cost of revenue-sharing expense in the consolidated condensed statements of income and comprehensive income. During the three months ended March 31, 2009, we became the broker of record on and recognized commission revenue from approximately 20,000 members transferred from HBDC, of which the majority were members on individual and family major medical policies.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of television advertising, radio advertising, print advertising, direct mail, email and other activities that drive consumers directly to our website.

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

We expect the average cost of acquiring new members to increase in 2009 compared to 2008 primarily due to an increase in online advertising and marketing expenditures, including keyword search advertising. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website or increase our brand awareness.

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

General and Administrative

General and administrative expenses include compensation and related expenses for staff working in our executive, finance, investor relations, government relations, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of March 31, 2008 and 2009 and for the three months ended March 31, 2008 and 2009 (unaudited):

Key Metrics:	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Operating cash flows (1)	$5,846,000	$4,722,000
IFP submitted applications (2)	114,500	141,200
IFP approved members (3)	102,500	120,900
Total approved members (4)	143,400	157,700
Total revenue (5)	$26,280,000	$31,917,000
Total revenue per estimated member for the period (6)	$48.82	$49.24

	As of March 31, 2008	As of March 31, 2009
IFP estimated membership (7)	471,200	585,100
Total estimated membership (8)	558,200	680,100

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Marketing and advertising expenses (9)	$9,649,000	$13,420,000
Marketing and advertising expenses as a percentage of total revenue (10)	37%	42%
Marketing and advertising expenses excluding stock-based compensation (11)	$9,502,000	$13,278,000
Marketing and advertising expenses excluding stock based compensation as a percentage of total revenue (12)	36%	42%
Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	38%	41%
Marketing partners (14)	34%	34%
Online advertising (15)	28%	25%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (16)	$55.41	$62.95
Acquisition cost (excluding stock-based compensation) per individual on IFP submitted applications (17)	$54.57	$62.28

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.

(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.

(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.

(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two). Ending membership includes an estimated number of members transferred from Health Benefits Direct in March of 2009 of approximately 20,000 members for whom commission had been reported to eHealth and the criteria for revenue recognition had been satisfied with respect to the quarter ended March 31, 2009. See our 2008 Annual Report on Form 10-K - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Selected Metrics for additional information regarding our calculation of estimated membership.

(7)	Estimated number of members active on IFP insurance policies as of the date indicated. Amounts as of March 31, 2009 include the estimated number of members transferred from Health Benefits Direct in March 2009 of approximately 20,000 members for whom commission had been reported to eHealth and the criteria for revenue recognition had been satisfied with respect to the quarter ended March 31, 2009. See our 2008 Annual Report on Form 10-K - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Selected Metrics for additional information regarding our calculation of estimated membership.

(8)	Estimated number of members active on all insurance policies as of the date indicated. Amounts as of March 31, 2009 include the estimated number of members transferred from Health Benefits Direct in March 2009 of approximately 20,000 members for whom commission had been reported to eHealth and the criteria for revenue recognition had been satisfied with respect to the quarter ended March 31, 2009. See our 2008 Annual Report on Form 10-K - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Selected Metrics for additional information regarding our calculation of estimated membership.

(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.

(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).

(11)	Non-GAAP marketing and advertising expenses excluding stock-based compensation for the period. See Non-GAAP Financial Information above and the reconciliation of GAAP to Non-GAAP marketing and advertising expenses below.

(12)	Calculated as non-GAAP marketing and advertising expenses for the period (see note (11) above) divided by total revenue for the period (see note (5) above). See Non-GAAP Financial Information above and the reconciliation of GAAP to Non-GAAP marketing and advertising expenses below.

(13)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.

(14)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.

(15)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

(16)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

(17)	Calculated as non-GAAP marketing and advertising expenses for the period (see note (11) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost exclusive of the impact of stock-based compensation allocated to marketing and advertising expenses.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, income taxes, the assumptions used in determining stock-based compensation and our assessment whether internal use software and website development costs will result in additional functionality, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three months ended March 31, 2008 and 2009, which had a material impact on our allowance for forfeitures.

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

During the three months ended March 31, 2008 and 2009, we recorded stock-based compensation expense totaling $0.7 million and $0.9 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as tax shortfalls related to share-based payments. Our effective tax rate of 44% in the three months ended March 31, 2008 was in line with statutory federal and state tax rates in that period. Our effective tax rate of 48% in the three months ended March 31, 2009 was higher than statutory federal and state tax rates due to $0.2 million of tax shortfalls during the period related to share-based payments recorded in accordance with SFAS 123R.

On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limit our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards is suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it does limit the amount of net operating loss and tax credit carry forwards that we will be able to utilize to reduce our taxes payable during the year ending December 31, 2009. While we do not expect this change in the California tax law to impact our effective tax rate, we expect that our cash outlay for federal and state taxes will increase for the year ending December 31, 2009 compared to 2008.

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

Due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, as well as the expected utilization of our remaining federal net operating losses during 2009, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $1.2 million increase in additional paid-in capital and a $0.3 million increase in other non-current liabilities, respectively, in the consolidated balance sheet as of March 31, 2009. Additionally, the $1.2 million of realized excess tax benefits related to share-based payments is classified in the condensed consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow. We expect to continue utilizing excess tax benefits related to share-based payments and other unrecognized tax benefits in 2009, which will result in further increases to additional paid-in capital and other non-current liabilities.

Future changes in various factors, such as the amount of stock-based compensation we record during the period and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carry forwards, pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

Fair Value Measurements

We implemented SFAS No. 157 (“SFAS 157”), Fair Value Measurement, effective January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS
157-2, Effective Date of FASB Statement No. 157, we elected to defer until January 1, 2009 implementation of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized and disclosed at fair value in the consolidated financial statements on a recurring basis. The implementation of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of March 31, 2009.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. In the first quarter of 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 amends Statement No. 157 to include an example that illustrates key considerations when applying the principles in Statement No. 157 to financial assets when the market for these instruments is not active.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

During the three months ended March 31, 2008 and 2009, net unrealized gains and losses incurred on our marketable securities were not significant, and, as of December 31, 2008 and March 31, 2009, we carried net unrealized gains on our marketable securities of $0.2 million and $0.1 million, respectively. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. As we do not consider our investments to be other-than-temporarily impaired at March 31, 2009, unrealized losses are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income. We did not realize any losses on our marketable securities during the three months ended March 31, 2008 and 2009.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2008 and 2009 (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2008		2009
Revenue:
Commission	$24,119	92%	$28,204	88%
Sponsorship, licensing and other	2,161	8	3,713	12

Total revenue	26,280	100	31,917	100
Operating costs and expenses:
Cost of revenue-sharing	437	2	800	2
Marketing and advertising	9,649	37	13,420	42
Customer care and enrollment	3,625	14	3,822	12
Technology and content	3,479	13	3,585	11
General and administrative	4,365	16	4,701	15

Total operating costs and expenses	21,555	82	26,328	82

Income from operations	4,725	18	5,589	18
Interest and other income, net	1,209	5	399	1

Income before income taxes	5,934	23	5,988	19
Provision for income taxes	2,637	10	2,845	9

Net income	$3,297	13%	$3,143	10%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended March 31,
	2008	2009
Marketing and advertising	$147	$142
Customer care and enrollment	66	59
Technology and content	175	198
General and administrative	271	542

Total	$659	$941

Three Months Ended March 31, 2008 and 2009

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009	$	%
Commission	$24,119	$28,204	$4,085	17%
Percentage of total revenue	92%	88%
Sponsorship, licensing and other	$2,161	$3,713	$1,552	72%
Percentage of total revenue	8%	12%
Total revenue	$26,280	$31,917	$5,637	21%

Commission revenue increased $4.1 million, or 17%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in our membership. Our estimated membership increased approximately 22% to 680,100 at March 31, 2009 from 558,200 at March 31, 2008. Estimated membership at March 31, 2009 includes approximately 20,000 members transferred from Health Benefits Direct Corporation (“HBDC”) for whom commission had been reported to eHealth and the criteria for revenue recognition had been satisfied with respect to the three months ended March 31, 2009. Sponsorship, licensing and other revenue increased $1.6 million, or 72%, in the three months ended March 31, 2009 compared to three months ended March 31, 2008, primarily due to an increase of $0.8 million from licensing arrangements related to our technology and an increase of $0.7 million related to sales of carrier sponsorship advertising on our website.

Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three months ended March 31, 2008 and 2009 (unaudited):

	Three Months Ended March 31,
	2008	2009
Wellpoint	15%	16%
Aetna	12%	15%
UnitedHealthcare	18%	13%

We expect total revenue to increase in absolute dollars in 2009 compared to 2008 as a result of continued growth in our membership as well as growth in our sponsorship and licensing business.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009	$	%
Cost of revenue-sharing	$437	$800	$363	83%
Percentage of total revenue	2%	2%

Cost of revenue-sharing increased $0.4 million, or 83%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 partly as a result of our agreement with HBDC whereby we pay them a percentage of the commission revenue we receive related to certain health insurance members that were transferred to us during the three months ended March 31, 2009 and as a result of an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing remained consistent at 2% in both the three-month periods ended March 31, 2008 and 2009.

We expect our cost of revenue-sharing to increase in absolute dollars in 2009 compared to 2008 as we complete the transition of additional members from HBDC and as the number of members who are referred to our website by marketing partners with whom we have revenue-sharing arrangements increases.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009	$	%
Marketing and advertising	$9,649	$13,420	$3,771	39%
Percentage of total revenue	37%	42%

Marketing and advertising expenses increased $3.8 million, or 39%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This was primarily due to an increase in our online advertising expenses of $1.5 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost of click-throughs from the online advertising channel increased. Marketing partner expenses increased $1.2 million due to an increase in the cost per application and the growth in the number of applications submitted on our website through the marketing partner channel. Additionally, compensation and benefits costs of marketing and advertising personnel increased $0.5 million. Our acquisition cost per member, if measured as total marketing and advertising expenses for the quarter divided by the number of members included on applications for individual and family product offerings submitted during the quarter, increased 14% to $62.95 in the three months ended March 31, 2009 from $55.41 in the three months ended March 31, 2008. This increase was primarily due to increases in online advertising expenditures and an increase in marketing partner channel expenses in the three months ended March 31, 2009. As a percentage of total revenue, total marketing and advertising expenses increased to 42% in the three months ended March 31, 2009 from 37% in the three months ended March 31, 2008.

We expect our marketing and advertising expenses to increase in absolute dollars in 2009 compared to 2008 as we increase our online marketing and advertising expenditures, including paid keyword search advertising. We also expect the average cost of acquiring new members to increase in 2009 compared to 2008. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009	$	%
Customer care and enrollment	$3,625	$3,822	$197	5%
Percentage of total revenue	14%	12%

Customer care and enrollment expenses increased $0.2 million, or 5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase of $0.2 million in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 12% in the three months ended March 31, 2009 from 14% in the three months ended March 31, 2008 as a result of economies of scale achieved by our customer care and enrollment operations in the three months ended March 31, 2009.

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

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009	$	%
Technology and content	$3,479	$3,585	$106	3%
Percentage of total revenue	13%	11%

Technology and content expenses increased $0.1 million, or 3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily due to an increase in data center expenses due to a new lease for data center space in 2008, as well as new maintenance agreements for hardware and software. As a percentage of total revenue, technology and content costs decreased to 11% in the three months ended March 31, 2009 from 13% in the three months ended March 31, 2008 as a result of economies of scale achieved by our technology and content operations in the three months ended March 31, 2009.

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

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009	$	%
General and administrative	$4,365	$4,701	336	8%
Percentage of total revenue	16%	15%

General and administrative expenses increased $0.3 million, or 8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in compensation and benefits costs of $0.3 million associated with increased personnel in our government relations and investor relations departments. Additionally, stock-based compensation expense increased $0.3 million due to additional equity grants to employees and directors. Partially offsetting these increases were decreases in recruiting costs, employee travel costs and project consultant fees. As a percentage of total revenue, general and administrative expenses decreased to 15% in the three months ended March 31, 2009 from 16% in the three months ended March 31, 2008.

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

Interest and Other Income, Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009	$	%
Interest and other income, net	$1,209	$399	$(810)	(67)%
Percentage of total revenue	5%	1%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Interest and other income, net, decreased $0.8 million, or 67%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities during the three months ended March 31, 2009. Interest income totaled $0.4 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. Cash, cash equivalents and marketable securities decreased from $150.6 million at December 31, 2008 to $150.3 million at March 31, 2009 as a result of $4.6 million used to repurchase 361,841 shares of our common stock and $1.3 million of initial consideration paid to HBDC in connection with the transition of certain of its health insurance members to us. These uses of cash were partially offset by $4.7 million of net cash generated from operations. As a percentage of total revenue, interest and other income, net, decreased to 1% in the three months ended March 31, 2009 from 5% in the three months ended March 31, 2008.

We expect interest and other income, net, to decline in absolute dollars as well as a percentage of total revenue in 2009 compared to 2008 as a result of a decline in the average yield we earn on our invested cash, cash equivalents and marketable securities.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2008	2009
Provision for income taxes	$2,637	$2,845	$208
Percentage of total revenue	10%	9%

During the three months ended March 31, 2009, we recorded a provision for income taxes of $2.8 million, representing an effective tax rate of 48%. Our effective tax rate in the three months ended March 31, 2009 was higher than statutory federal and state tax rates due to $0.2 million of tax shortfalls during the period related to share-based payments recorded in accordance with SFAS 123R. During the three months ended March 31, 2008, we recorded a provision for income taxes of $2.6 million, representing an effective tax rate of 44%, which was in line with statutory federal and state tax rates in that period.

New California tax legislation limits our ability to utilize net operating loss and tax credit carry forwards to reduce our state income taxes payable in 2009. As a result, we expect our cash outlay for taxes payable to the state of California to increase in 2009 compared to 2008. Our future effective income tax rate will depend on various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carry forwards, the impact of pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, state and foreign income taxes, as well as changes in our valuation allowance.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the three months ended March 31, 2008 and 2009 (in thousands, unaudited):

	Three Months Ended March 31,
	2008	2009
Net cash provided by operating activities	$5,846	$4,722
Net cash provided by (used in) investing activities	$2,860	$(1,254)
Net cash provided by (used in) financing activities	$746	$(3,283)

At March 31, 2009, our cash, cash equivalents and marketable securities totaled $150.3 million. Cash equivalents are comprised primarily of financial instruments with an original maturity of 90 days or less from the date of purchase, and marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities. Our operating activities generated cash of $4.7 million during the three months ended March 31, 2009 due primarily to $3.1 million of net income, $1.7 million of deferred income taxes, $0.9 million in non-cash stock-based compensation expense, $0.5 million in non-cash depreciation and amortization expenses, $0.8 million increase in accrued marketing expenses and a $0.5 million increase in accounts payable. These items were partially offset by $1.2 million of excess tax benefits from stock-based compensation, a $1.0 million increase in accounts receivable and a $0.9 million decrease in accrued compensation and benefits.

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

Cash used in investing activities of $1.3 million during the three months ended March 31, 2009 was primarily attributable to purchases of marketable securities of $14.4 million, initial consideration of $1.3 million paid to HBDC in connection with customer transition and marketing agreements with HBDC and capital expenditures of $0.2 million, partially offset by maturities and sales of marketable securities of $13.7 million and $1.0 million, respectively.

Cash provided by investing activities of $2.9 million during the three months ended March 31, 2008 was primarily attributable to sales and maturities of marketable securities of $4.0 million and $18.5 million, respectively, partially offset by purchases of marketable securities of $19.3 million and capital expenditures of $0.3 million.

Financing Activities

Cash used in financing activities of $3.3 million during the three months ended March 31, 2009 was due to $4.6 million used to repurchase 361,841 shares of our common stock, partially offset by $1.2 million of excess tax benefits from stock-based compensation.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of March 31, 2009 (in thousands, unaudited):

Years Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service and Licensing Obligations	Total Obligations
2009 (9 months)	$1,882	$42	$513	$2,437
2010	1,470	57	168	1,695
2011	1,363	57	—	1,420
2012	1,027	14	—	1,041

Total	$5,742	$170	$681	$6,593

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

Interest Rate Sensitivity

As of March 31, 2009, we had cash and cash equivalents of $94.3 million, which consisted primarily of cash and highly liquid money market instruments, commercial paper and U.S. government-sponsored enterprise debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $55.9 million, which consisted primarily of U.S. government-sponsored enterprise and corporate debt securities, commercial paper and certificates of deposit with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had been 10% lower during the three months ended March 31, 2009, our interest income would have declined by less than $0.1 million during that period, assuming a consistent level in our cash, cash equivalents and marketable securities.

Foreign Currency Exchange Risk

To date, substantially all of our revenue has been derived from transactions denominated in United States Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Yuan Renminbi. Foreign currency fluctuations have not had a material impact historically on our results of operations; however, there can be no assurance that future fluctuations will not have material adverse effects on our results of operations. We have not engaged in any foreign currency hedging or other derivative transactions to date.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. As of December 31, 2008 and March 31, 2009, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2008	March 31, 2009
		(unaudited)
Cash	$4,659	$5,496
Money market funds (1)	89,477	85,822
Bonds, commercial paper and certificates of deposit:
Government sector	38,003	42,650
Financial sector	12,176	8,978
Industrial sector	4,308	5,317
Utility sector	2,012	2,002

Total cash, cash equivalents and marketable securities	$150,635	$150,265

(1)	At December 31, 2008 and March 31, 2009, money market accounts consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At March 31, 2009, we evaluated each of our unrealized losses, the majority of which are from corporate bonds, and determined them to be temporary in accordance with FASB FSP Nos. FAS 115-1 and FAS 124-1 (as amended), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon our evaluation of these factors, and because we have the ability and intent to hold each of our investments with net unrealized losses until their respective maturity dates, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

During the three months ended March 31, 2008 and 2009, net unrealized gains and losses incurred on our marketable securities were not significant. Net unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. We did not realize any losses on sales of marketable securities during the three months ended March 31, 2009 and 2008.

We do not require collateral or other security for our accounts receivable. As of March 31, 2009, one carrier represented $0.4 million, or 12%, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We also have become, and may in the future become, involved in litigation in the ordinary course of our business.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use and payment of commissions to agents and brokers to market individual and family health insurance products. Recently, there has been substantial national and state attention and debate regarding healthcare reform. While President Obama and members of Congress have expressed that our healthcare system is in need of reform, a detailed proposal regarding federal healthcare reform has yet to emerge, and it is not possible for us to predict the impact of any healthcare reform at the federal level on our business. In addition, various proposals have emerged at the state level for healthcare reform. For instance, some advocates promote a single-payer healthcare system that would be largely underwritten by the state or federal government, or a hybrid system involving both public and private sectors. Significant federal or state changes to the existing health insurance system, the individual and family health insurance market or in the manner in which health insurance is distributed in the United States could increase competition, reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses or result in a reduction in the amount health insurance carriers pay for our services, any of which could materially harm our business, operating results and financial condition. For instance, the adoption of state or federal laws that promote or establish government-sponsored or partially government-sponsored healthcare could reduce or eliminate the number of individuals, families and small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and harm our business, operating results and financial condition. In addition, speculation regarding healthcare reform or potential changes in the regulatory environment in which we operate creates uncertainty that could lead to increased volatility and a reduction in our stock price.

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

The commission rates we receive are impacted by a variety of factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, the location of members and the laws and regulations in that jurisdiction and the amount of time policies have been active. Our commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these factors cause our commission rate per member to decline, our rate of revenue growth may decline.

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

In addition, interest rates recently have declined, and may continue to decline, as a result of the economic environment. We have experienced a significant reduction in the rate of return on our investments both as a result of the decline in interest rates and as a result of our implementation of more conservative investment policies. Economic conditions could materially and adversely impact our investments in the future, including loss of principal, despite our implementation of more conservative investment policies.

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

•	health insurance carrier underwriting practices and guidelines applicable to applications submitted by consumers and the amount of time a carrier takes to make a decision on that application; and

•	competitive offerings.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform and are converted into members could cause an increase in our cost of acquiring members on a per member basis.

In the event the rate at which we convert consumers visiting our ecommerce platform into members does not continue to improve at our historical rate of improvement, our membership growth rate may decline, which could harm our business, operating results and financial condition. Our year-over-year growth rate for approved members from all products declined from 20% in the three months ended March 31, 2008 to 10% in the three months ended March 31, 2009. This decline was due to various factors, including an increase in the prior-year base used to compute the amount of growth in making the comparison, a decline in the number of approved members for non-IFP products and a decline in the growth rate of submitted health insurance applications.

We undertake initiatives in an attempt to improve the rate at which visitors to our ecommerce platform are converted into members. For instance, we previously developed our Electronic Processing Interchange (“EPI”) technology to simplify the health insurance enrollment process and better integrate our technology systems with those of health insurance carriers. The more our technology is integrated with our carrier partners, the more our application processing times, sales yields and processing costs improve. The third phase of our EPI technology , which we call “eApproval,” allows consumers to apply for health insurance online, electronically transmit signature and payment, receive an instant underwriting response and print membership material at the point of approval on our website. We initially launched our eApproval technology for use with individual and family health insurance with a carrier in California during the second quarter of 2008. The implementation of eApproval is dependent upon its adoption by health insurance carriers, and there can be no assurance that it will be implemented with any carrier in any specific timeframe or at all. In addition, there can be no assurance that any such implementation will impact our membership growth rate, improve sales yields or otherwise be effective. It is too early to determine the effectiveness of any technology or relationship that allows for expedited or instant underwriting, and the effectiveness of any such relationship or technology could be influenced by a number of factors, including sufficient carrier adoption of the technology and willingness to enter into the relationship, carrier allocation of resources, carrier commitment and ability to integrate their systems with ours and to provide expedited responses to insurance applications, system failures and process breakdowns, malfunctions, bugs or capacity constraints, the performance, reliability and availability of our ecommerce platform and underlying network infrastructure, ecommerce security risks, compliance with insurance and other laws and regulations and changes in laws and regulations. In addition, our implementation of eApproval may materially impact other aspects of our business. For example, shortened time periods between submission of a health insurance application and coverage may reduce demand for short term health insurance. In the event that we are not successful in integrating with our carrier partners to provide expedited underwriting, or if such integration is not effective in improving the rate at which we convert visitors into members, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their existing or new health insurance products for a variety of reasons, including for competitive or regulatory reasons, as a result of a reluctance to distribute their products over the Internet or because they do not want to be associated with our brand. For example, one carrier terminated its relationship with us with respect to the policies it offers in a particular state because the carrier determined to sell those policies through agents that exclusively offered that particular carrier’s products. In the future, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from selling their products on our ecommerce platform. For instance, carriers may choose to exclude us from their most profitable or popular products or may determine not to distribute insurance products in the individual, family and small business markets altogether.

We may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe compromises or impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales and, if our relationship with a carrier is terminated as a result of our material breach of our agreement with the carrier or in a limited number of other cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 15% and 16% of our total revenue in the three months ended March 31, 2008 and 2009, respectively, from carriers owned by Wellpoint. We derived 12% and 15% of our total revenue in the three months ended March 31, 2008 and 2009, respectively, from Aetna. We derived 18% and 13% of our total revenue in the three months ended March 31, 2008 and 2009, respectively, from carriers owned by UnitedHealthcare. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

From time to time, health insurance carriers may experience negative publicity as a result of consumer perception of, and reaction to, certain underwriting practices, news events or other matters. For example, health insurance carriers in California have experienced negative publicity relating to allegations of violations of California’s “post-claims underwriting” regulations. Negative publicity experienced by our carrier partners may in turn adversely affect us, even if we are not involved, due to our business relationship with the carriers. If it does, our business, operating results and financial condition could be harmed.

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

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. Beginning in the second half of 2007, we believe that carriers have been applying more stringent underwriting criteria and practices to applications for health insurance and that this condition persisted through March 31, 2009. Changes such as these have in the past resulted in a decrease in the number of insurance policies submitted through our ecommerce platform that are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are piloting the sale of health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We have recently entered into similar relationships with insurance companies to offer certain of those companies’ products throughout China. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment and changes to the environment, our ability to attract qualified personnel and network security.

Our participation and success in the China market may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by insurance carriers or through another insurance agent, including our dependence on the single insurance carriers or insurance agent for the products on our website, the agent’s relationship with insurance carriers and consumers, our relationship with the insurance carriers and agent, each of the agent’s and the insurance carriers’ ability to maintain licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the agent and the insurance carrier through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we may need to receive additional government licenses and approvals or enter into additional relationships and may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

Our rate of growth may decline if we are unable to increase our revenue relating to sponsorship advertising.

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. If we do not continue to grow our revenue from the sale of sponsorship advertising, or if our rate of growth declines, our business, operational results and financial condition may be harmed. Current economic conditions have adversely impacted the advertising industry in general. To the extent that they impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

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

Our HSA platform may not be successful.

We have developed a beta version of the business health savings account (“HSA”) platform to facilitate employer contributions to employee HSAs. We have entered into a relationship with a third party that helped to develop and assists in administering the HSA component of the platform, including its HSA bank account component. This third party has the relationship with one or more banks that may act as custodian of the HSAs established in connection with the platform. The success of the business HSA platform will depend upon a number of factors, including the attractiveness of the platform to businesses and employees; our effectiveness in engaging partners, such as associations, banks and other financial services partners, to market the platform; our ability to otherwise successfully market the platform and make it understandable and easy to navigate; our ability to maintain an effective relationship with the third party that assists in administering the HSA component of the platform; our ability and this third party’s ability to maintain a relationship with a bank that acts as custodian for the HSAs opened using the platform; our ability to enter into and maintain a relationship with a bank that will act as processor for the debit cards that relate to the HSAs opened using the platform; the ability of the third party and a bank to successfully manage and operate the HSA aspects of the platform; our ability and the ability of the third party and relevant bank to avoid process breakdowns, malfunctions, technical difficulties and bugs in the platform; the performance, reliability and availability of the platform and our success in training our customer care center representatives to adequately serve consumers desiring assistance with respect to HSAs. We are dependent upon third parties to operate the platform, and the platform’s success depends in part on our ability to maintain effective relationships with those parties as well as their allocation of sufficient resources and commitment to develop the platform within certain timeframes.

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

Most of our senior management and key employees have sold shares of our common stock in the open market, and some have sold a significant portion of their vested holdings. These employees may be more likely to leave us given that they have liquidated some or a substantial percentage of their holdings. Our senior management and key employees work for us on an at-will basis and our business could be harmed if we lose their services.

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

As a result, we cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, on September 23, 2008, the state of California approved budget legislation which substantially limits the utilization of net operating losses and tax credits. The new law does not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limits the amount we can utilize in 2008 and 2009, resulting in an increase in cash taxes in those years. Since the majority of our state taxes are in California, where our headquarters are located, we expect that our cash outlay for federal and state taxes will increase for the year ending December 31, 2009 compared to 2008, primarily as a result of this new law.

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

We currently do not sell health insurance or license our technology platform outside the United States other than in China. We may attempt to expand aspects of our business to additional geographic regions. We face significant challenges in connection with expanding our business into any foreign country, since we have no prior experience marketing or selling insurance in any foreign jurisdiction. Additionally, demand for private health insurance is not significant in many foreign countries as a result of government-sponsored healthcare systems. In addition to facing many of the same challenges we face domestically, we also would have to overcome other obstacles such as:

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

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a previous proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% or more of premium revenue on patient care. The impact of such reforms on our business is unclear. If they are implemented, they could materially harm our business, operating results and financial condition. In addition, speculation regarding healthcare reform or potential changes in the regulatory environment in which we operate creates uncertainty that could lead to increased volatility and a reduction in our stock price.

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

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock at the time, may be repurchased, for a total cost not to exceed $30 million, although the actual number of shares to be purchased and the timing of purchases will depend on market conditions. The repurchase program does not require us to acquire a specific number of shares and may be suspended or discontinued at any time. Share repurchases under this program will comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and may be made through a variety of methods. We will fund the share repurchase program from available working capital. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. The table below provides information regarding our stock repurchases made during the three months ended March 31, 2009 under our stock repurchase program (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Number of Shares that May be Repurchased	Approximate Dollar Amount of Shares that May be Repurchased
					(in thousands)
January 1 - 31, 2009	84,394	$13.09	84,394	2,372,899	$28,257
February 1 - 28, 2009	91,940	$12.48	91,940	2,280,959	$27,109
March 1 - 31, 2009	185,507	$12.63	185,507	2,095,452	$24,767

	361,841	$12.70	361,841

All stock repurchases under the stock repurchase program were made on the open market. In addition to the 412,498 shares repurchased under our stock repurchase program as of March 31, 2009, we have in treasury 11,957 shares that were surrendered by employees in lieu of tax withholdings due for restricted stock units. As of December 31, 2008 and March 31, 2009, we had a total of 54,454 shares and 424,455 shares, respectively, held in treasury. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

ITEM 6.	EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number		Description of Exhibit

10.20*	†	2009 Executive Bonus Plan

10.21*	†	Management Retention Agreement, effective as of March 24, 2009, between eHealth, Inc. and Gary L. Lauer

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2009.

/s/ GARY L. LAUER
Gary L. Lauer Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.20*	†	2009 Executive Bonus Plan

10.21*	†	Management Retention Agreement, effective as of March 24, 2009, between eHealth, Inc. and Gary L. Lauer

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

‡	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.