Form 10-Q
period 2009-06-30
eHealth, Inc.
filed 2009-08-07
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2009 was 24,770,480 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	June 30, 2009
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$94,136	$101,621
Marketable securities	56,499	58,176
Accounts receivable	2,005	2,111
Deferred income taxes	7,580	4,360
Prepaid expenses and other current assets	1,874	3,310

Total current assets	162,094	169,578
Property and equipment, net	4,567	3,972
Deferred income taxes	1,314	1,927
Other assets	780	930

Total assets	$168,755	$176,407

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$2,190	$1,758
Accrued compensation and benefits	4,662	4,738
Accrued marketing expenses	3,162	3,972
Deferred revenue	427	478
Other current liabilities	2,707	1,624

Total current liabilities	13,148	12,570
Other non-current liabilities	628	1,248

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	173,095	178,216
Treasury stock, at cost	(639)	(5,232)
Deferred stock-based compensation	(22)	(7)
Accumulated deficit	(17,892)	(10,755)
Accumulated other comprehensive income	412	342

Total stockholders’ equity	154,979	162,589

Total liabilities and stockholders’ equity	$168,755	$176,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
Commission	$24,756	$29,939	$48,875	$58,143
Sponsorship, licensing and other	2,745	3,500	4,906	7,213

Total revenue	27,501	33,439	53,781	65,356
Operating costs and expenses:
Cost of revenue-sharing	432	1,318	869	2,118
Marketing and advertising	9,482	12,945	19,131	26,365
Customer care and enrollment	3,308	3,627	6,933	7,449
Technology and content	3,504	3,828	6,983	7,413
General and administrative	4,379	4,851	8,744	9,552

Total operating costs and expenses	21,105	26,569	42,660	52,897

Income from operations	6,396	6,870	11,121	12,459
Interest and other income, net	941	258	2,150	657

Income before income taxes	7,337	7,128	13,271	13,116
Provision for income taxes	3,136	3,134	5,773	5,979

Net income	$4,201	$3,994	$7,498	$7,137

Comprehensive income:
Net income	$4,201	$3,994	$7,498	$7,137
Change in unrealized gain on investments, net of taxes	(148)	47	(35)	(72)
Foreign currency translation adjustment, net of taxes	19	2	65	2

Total comprehensive income	$4,072	$4,043	$7,528	$7,067

Net income per share:
Basic	$0.17	$0.16	$0.30	$0.29
Diluted	$0.16	$0.16	$0.29	$0.28

Weighted-average number of shares used in per share amounts:
Basic	24,949	24,755	24,857	24,823
Diluted	26,065	25,656	26,029	25,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2008	2009
Operating activities
Net income	$7,498	$7,137
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,517	3,237
Depreciation and amortization	804	1,119
Amortization and accretion on marketable securities, net	—	401
Stock-based compensation expense	1,654	2,138
Excess tax benefits from stock-based compensation	—	(2,635)
Deferred rent	(35)	(50)
Loss on disposal of property and equipment	11	12
Changes in operating assets and liabilities:
Accounts receivable	55	(106)
Prepaid expenses and other current assets	(278)	(596)
Other assets	32	291
Accounts payable	370	(433)
Accrued compensation and benefits	(881)	75
Accrued marketing expenses	320	810
Deferred revenue	(159)	51
Other current liabilities	(415)	1,561
Other non-current liabilities	—	21

Net cash provided by operating activities	14,493	13,033

Investing activities
Purchases of property and equipment	(1,309)	(534)
Purchase of other assets	—	(1,280)
Purchases of marketable securities	(50,422)	(38,524)
Sales of marketable securities	8,067	1,006
Maturities of marketable securities	31,593	35,400

Net cash used in investing activities	(12,071)	(3,932)

Financing activities
Net proceeds from exercise of common stock options	1,341	360
Excess tax benefits from stock-based compensation	—	2,635
Repurchases of common stock	—	(4,593)
Principal payments in connection with capital lease	—	(19)

Net cash provided by (used in) financing activities	1,341	(1,617)

Effect of exchange rate changes on cash and cash equivalents	43	1

Net increase in cash and cash equivalents	3,806	7,485
Cash and cash equivalents at beginning of period	81,395	94,136

Cash and cash equivalents at end of period	$85,201	$101,621

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2008 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2009, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 13, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2008 and 2009 and its cash flows for the six months ended June 30, 2008 and 2009. All adjustments are of a normal recurring nature. The results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and six months ended June 30, 2008 and 2009 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Aetna	13%	17%	13%	16%
Wellpoint	16%	15%	16%	15%
UnitedHealthcare	17%	14%	18%	14%

Revenue attributable to individual and family product offerings represented approximately 87% of our commission revenue in the three and six months ended June 30, 2008, and represented approximately 90% of our commission revenue in the three and six months ended June 30, 2009. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Partnership with Health Benefits Direct Corporation—During the three months ended March 31, 2009, we entered into customer transition and marketing agreements with Health Benefits Direct Corporation (“HBDC”). Pursuant to these agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which was recorded in both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and is being amortized to cost of revenue-sharing expense in the condensed consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments and amortization of the initial consideration are recognized as cost of revenue-sharing expense in the consolidated condensed statements of income and comprehensive income.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recently Issued Accounting Standards—In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. In the first quarter of 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 amends SFAS 157 to include an example that illustrates key considerations when applying the principles in SFAS 157 to financial assets when the market for these instruments is not active. FSP 157-3 was effective upon issuance. The implementation of FSP 157-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for us beginning in the second quarter of 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 was effective for us beginning in the second quarter of 2009. The implementation of FSP 115-2/124-2 at the beginning of the second quarter of 2009 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”) which establishes general accounting standards and disclosure for subsequent events. We adopted SFAS 165 during the second quarter of 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles given that once in effect, the Codification will carry the same level of authority. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our quarter ending September 30, 2009.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—Cash equivalents are comprised of available-for-sale financial instruments with an original maturity of 90 days or less from the date of purchase. As of December 31, 2008 and June 30, 2009, our cash equivalents were invested in money market funds which consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our cash equivalents consisted of the following as of December 31, 2008 and June 30, 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2009 (unaudited)
Cash	$3,080	$—	$—	$3,080
Cash equivalents – money market funds	98,541	—	—	98,541

Total cash and cash equivalents	$101,621	$—	$—	$101,621

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Cash	$4,659	$—	$—	$4,659
Cash equivalents – money market funds	89,477	—	—	89,477

Total cash and cash equivalents	$94,136	$—	$—	$94,136

We did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2008 and 2009.

Marketable Securities—Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2008 and June 30, 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
June 30, 2009 (unaudited)
U.S. government-sponsored enterprise bonds	$36,212	$83	$(1)	$36,293
U.S. government-sponsored enterprise discount notes	13,471	13	—	13,484
Corporate bonds	6,855	45	—	6,900
Commercial paper	1,499	—	—	1,499

Total marketable securities	$58,037	$141	$(1)	$58,176

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
December 31, 2008
U.S. government-sponsored enterprise bonds	$36,217	$293	$—	$36,510
Corporate bonds	15,457	30	(136)	15,351
Commercial paper	2,141	4	—	2,145
U.S. government-sponsored enterprise discount notes	1,472	21	—	1,493
Certificates of deposit	1,000	—	—	1,000

Total marketable securities	$56,287	$348	$(136)	$56,499

(1)	No marketable security had been in a continuous unrealized loss position for more than twelve months as of December 31, 2008 or June 30, 2009.

We did not realize any significant gains or losses on sales of marketable securities during the three and six months ended June 30, 2008 and 2009.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three and six months ended June 30, 2008 and 2009, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities and, as of December 31, 2008 and June 30, 2009, we carried net unrealized gains on our marketable securities of $0.2 million and $0.1 million, respectively. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, during the period and are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income until such time the marketable security is sold. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.

The contractual maturities of our marketable securities as of December 31, 2008 and June 30, 2009, were as follows (in thousands):

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
Due within 1 year	$46,798	$56,175
Due within 1 year to 2 years	9,701	2,001

Total marketable securities	$56,499	$58,176

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands, unaudited):

	As of June 30, 2009
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Cash equivalents – money market funds	$98,541	$—	$98,541
Marketable securities:
U.S. government-sponsored enterprise bonds	—	36,293	36,293
U.S. government-sponsored enterprise discount notes	—	13,484	13,484
Corporate bonds	—	6,900	6,900
Commercial paper	—	1,499	1,499

	—	58,176	58,176

Total cash equivalents and marketable securities	$98,541	$58,176	$156,717

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. For our other cash equivalents and marketable securities classified as Level 2, we primarily relied on observable quotes in active markets; however if we concluded the market was non-active, we relied on independent market pricing data. We did not hold any financial assets as of June 30, 2009 whereby the fair value measurements were estimated using significant unobservable inputs (Level 3).

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of June 30, 2009, we had 3,195,092 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2009, shares reserved under the 2006 Plan automatically increased by 1,001,637 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

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

The following table summarizes activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data, unaudited):

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2008	2,714	2,725	$9.85
Additional shares authorized (1)	1,002	—	—
Options granted	(357)	357	$16.03
Options exercised	—	(51)	$9.22
Options cancelled	35	(35)	$22.77
Restricted stock units and awards granted	(207)	—
Restricted stock units and awards cancelled	9	—
Plan shares expired	(1)	—

Balance at June 30, 2009	3,195	2,996	$10.44	5.56	$24,934

(1)	On January 1, 2009, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 1,001,637 shares.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at June 30, 2009.

The fair value of stock options granted to employees for the three and six months ended June 30, 2008 and 2009 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Expected term	5.0 years	4.6 years	4.7 years	4.6 years
Expected volatility	56.6%	60.0%	54.8%	60.0%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.62%	1.57%	3.13%	1.57%
Weighted-average fair value	$11.71	$8.15	$10.90	$8.02

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2008	231
Granted	207
Vested	(47)

Balance as of June 30, 2009	391	1.89	$6,908

The aggregate intrinsic value is calculated as the fair value at June 30, 2009 of the underlying common stock outstanding and vested and expected to vest as of June 30, 2009.

Stock Repurchase Program

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock at the time, may be repurchased, for a total cost not to exceed $30 million, although the actual number of shares to be purchased and the timing of purchases will depend on market conditions. The repurchase program does not require us to acquire a specific number of shares and may be suspended or discontinued at any time. Share repurchases under this program will comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and may be made through a variety of methods. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. Although we did not repurchase shares of our common stock during the three months ended June 30, 2009, we expect to repurchase shares during the remainder of 2009. The stock repurchase activity under the share repurchase program during the six months ended June 30, 2009 is summarized as follows (in thousands, except share and per share amounts, unaudited):

Six Months Ended June 30, 2009	Total Number of Shares Purchased	Average Price Paid per Share	Amount of Repurchase
Cumulative balance at December 31, 2008	50,657	$12.61	$639
Repurchases of common stock	361,841	$12.70	4,594

Cumulative balance at June 30, 2009	412,498	$12.69	$5,233

As of June 30, 2009, the number of additional shares that may yet be purchased under the program was 2,095,452 and the approximate dollar amount of additional shares that may yet be purchased under the program was $24.8 million. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

As of June 30, 2009, all stock repurchases under the stock repurchase program were made on the open market. In addition to the 412,498 shares repurchased under our stock repurchase program as of June 30, 2009, we have in treasury 12,186 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2008 and June 30, 2009, we had a total of 54,454 shares and 424,684 shares, respectively, held in treasury.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2008 and 2009 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Common stock options	$678	$725	$1,154	$1,364
Restricted stock units	292	465	451	759
Restricted common stock	25	7	49	15

Total stock-based compensation expense	$995	$1,197	$1,654	$2,138

The following table summarizes stock-based compensation expense by operating function included in the condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2009 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Marketing and advertising	$186	$254	$333	$396
Customer care and enrollment	85	89	151	148
Technology and content	275	304	450	502
General and administrative	449	550	720	1,092

Total stock-based compensation expense	$995	$1,197	$1,654	$2,138

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

Under SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), we consider stock option deduction benefits in excess of book compensation charges realized when we obtain an incremental benefit determined by the “With and Without” calculation method. Under the “With and Without” approach, excess tax benefits related to share-based payments are not deemed to be realized until after the utilization of all other tax benefits available to us. For example, net operating loss and tax credit carry forwards from prior years are used to reduce taxes currently payable prior to deductions from stock option exercises for purposes of financial reporting, while for tax return purposes, current year stock compensation deductions are generally used before net operating loss carry forwards. Indirect effects of excess tax benefits, such as the effect on research and development tax credits, are not considered. In accordance with SFAS 123R, only realized excess tax benefits are reflected in the financial statements.

During the three and six months ended June 30, 2009, we recorded a provision for income taxes of $3.1 million and $6.0 million, respectively, representing effective tax rates of approximately 44% and 46%, respectively. During the three and six months ended June 30, 2008, we recorded a provision for income taxes of $3.1 million and $5.8 million, respectively, each representing an effective tax rate of approximately 43%. Our effective tax rate in the six months ended June 30, 2009 was higher than statutory federal and state tax rates due to approximately $0.2 million of tax shortfalls during the three months ended March 31, 2009 related to share-based payments recorded in accordance with SFAS 123R.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California as well as expected utilization of our remaining federal net operating losses during 2009, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $2.6 million increase in additional paid-in capital and a $0.6 million increase in other non-current liabilities, respectively, in the condensed consolidated balance sheet as of June 30, 2009. Additionally, the $2.6 million of realized excess tax benefits related to share-based payments is classified in the condensed consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Basic:
Numerator:
Net income allocated to common stock	$4,201	$3,994	$7,498	$7,137

Denominator:
Weighted average number of common stock shares	24,949	24,755	24,857	24,823

Net income per share—basic:	$0.17	$0.16	$0.30	$0.29

Diluted:
Numerator:
Net income allocated to common stock	$4,201	$3,994	$7,498	$7,137

Denominator:
Weighted average number of common stock shares	24,949	24,755	24,857	24,823
Weighted average number of options	1,088	883	1,149	850
Weighted average number of restricted stock and restricted stock units	28	18	23	28

Total common stock shares used in per share calculation	26,065	25,656	26,029	25,701

Net income per share—diluted:	$0.16	$0.16	$0.29	$0.28

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For each of the three and six months ended June 30, 2008 and 2009, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Common stock options	742	1,144	591	1,063
Restricted stock units	—	142	—	86

Total	742	1,286	591	1,149

Note 7 – Geographic Information

Substantially all revenue for all periods presented was generated from customers located in the United States. As of December 31, 2008 and June 30, 2009, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
United States	$4,703	$4,325
China	644	577

Total	$5,347	$4,902

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning impact of adoption of recently issued accounting standards; exploration of new marketing initiatives that increase per member acquisition costs; estimates relating to critical accounting policies and related impact on our financial statements; expectations regarding our future effective tax rate and factors affecting such rate, our utilization of certain tax benefits and the related impact on our financial statements and our cash outlay for taxes for 2009; our expectation that stock based compensation will increase; our expectation that total revenue will grow and factors affecting such growth; our expectation that our cost of revenue-sharing expense, marketing and advertising, customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars and factors affecting such increases; increase in our cost of acquiring members and factors impacting such increase; our expectation that interest and other income, net will decrease in absolute dollars as well as a percentage of total revenue; future share repurchases under our repurchase program and the compliance of such program with applicable laws; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments; our potential for collection issues with any of our carriers; expenditures related to the development of our business; our continuing to incur significant costs and expenses relating to our being a public company; factors on which our future growth will depend; growth of the individual and family health insurance market and factors affecting such growth; changes to our ecommerce platform and other initiatives and the potential impact of such changes; factors affecting the successful promotion of our brand and the difficulty and expense of branding initiatives; our plans to expand our operations and enter into relationships with marketing partners in China; factors that will impact the success of the business health savings account platform; expansion of aspects of our business to additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2009, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 90% and 89% of our total revenue for the three and six months ended June 30, 2009, respectively, and 90% and 91% of our total revenue for the three and six months ended June 30, 2008, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. We also refer to the licensing arrangements as eCommerce On Demand, or eOD, arrangements. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance markets and corresponding growth in our membership. We estimate that as of June 30, 2009 we had approximately 707,100 members compared to an estimated 579,600 members at June 30, 2008. During the three months ended June 30, 2009, we had 103,400 members approved for individual and family products, representing 10% growth over the number of members that were approved in the three months ended June 30, 2008. We recently have experienced slower approved member growth, which we believe is primarily a result of more stringent underwriting by our health insurance carrier partners with respect to individual and family health insurance applications, a decline in the average number of individuals per submitted application that were approved for individual and family health insurance and a decrease in the number of submitted applications for small business and short-term health insurance products. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

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

Revenue attributable to individual and family product offerings represented approximately 90% of our commission revenue in the three and six months ended June 30, 2009, and represented approximately 87% of our commission revenue in the three and six months ended June 30, 2008. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three and six months ended June 30, 2009, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 42%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2008, applications submitted through us for individual and family health insurance from our direct channel constituted 40% and 39%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three and six months ended June 30, 2009, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 33% and 34%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2008, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 32% and 33%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, non-direct email marketing and an integrated partnership with MSN. For the three and six months ended June 30, 2009, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 24% of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2008, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 28% of all individual and family health insurance applications submitted on our website. Although submitted applications for individual and family health insurance from all channels increased 17% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, our online advertising channel did not contribute to our submitted application growth, which we believe to have resulted from several factors, including a decline in contribution from secondary search engines and a decline in the conversion rate from all of our online advertising sources.

Operating Costs and Expenses

Cost of Revenue-Sharing

Cost of revenue-sharing consists primarily of payments made to Health Benefits Direct Corporation (“HBDC”) as a result of a revenue-sharing arrangement whereby we pay HBDC a percentage of the commission revenue we receive related to certain health insurance members that were transferred to us and payments made to marketing partners related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, these marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

We entered into customer transition and marketing agreements with HBDC during the three months ended March 31, 2009. Pursuant to the agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which was recorded in both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and is being amortized to cost of revenue-sharing expense in the condensed consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments and amortization of the initial consideration are recognized as cost of revenue-sharing expense in the consolidated condensed statements of income and comprehensive income. During the six months ended June 30, 2009, we became the broker of record on and recognized commission revenue from approximately 30,000 members, net of estimated cancellations, transferred from HBDC, of which the majority were members on individual and family major medical policies.

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

Our average cost of acquiring new members, measured as total marketing and advertising expenses for the quarter divided by the number of members included on applications for individual and family product offerings submitted during the quarter, was $73.45 in the three months ended June 30, 2009 compared to $60.39 in the three months ended June 30, 2008. This increase was primarily driven by increased expenses in our online advertising channel due to increased cost-per-click in paid keyword search advertising for keywords relevant to our business, a decline in the rate at which individuals coming to our ecommerce platform through the online advertising channel submitted individual and family health insurance applications and a decline in the average number of individuals applying for individual and family health insurance per submitted application. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website or increase our brand awareness.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our website. A portion of our technology and content group is located at our wholly owned subsidiary in China, where technology development costs are generally lower than in the United States.

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, corporate development, investor relations, government relations, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of June 30, 2008 and 2009 and for the three months ended June 30, 2008 and 2009 (unaudited):

Key Metrics:	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009
Operating cash flows (1)	$8,647,000	$8,311,000

IFP submitted applications (2)	103,800	121,100

IFP approved members (3)	94,300	103,400
Total approved members (4)	132,600	135,800

Total revenue (5)	$27,501,000	$33,439,000
Total revenue per estimated member for the period (6)	$48.34	$48.21

	As of June 30, 2008	As of June 30, 2009
IFP estimated membership (7)	488,300	614,800
Total estimated membership (8)	579,600	707,100

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009
Marketing and advertising expenses (9)	$9,482,000	$12,945,000
Marketing and advertising expenses as a percentage of total revenue (10)	34%	39%

Other Metrics:

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	40%	43%
Marketing partners (12)	32%	33%
Online advertising (13)	28%	24%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$60.39	$73.45

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.

(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation.

(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation.

(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.

(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two). Ending membership includes an estimated number of members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer, of approximately 30,000 members.

(7)	Estimated number of members active on IFP insurance policies as of the date indicated. Amounts as of June 30, 2009 include the estimated number of members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer, of approximately 30,000 members.

(8)	Estimated number of members active on all insurance policies as of the date indicated. Amounts as of June 30, 2009 include the estimated number of members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer, of approximately 30,000 members.

(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.

(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).

(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.

(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.

(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three and six months ended June 30, 2008 and 2009, which had a material impact on our allowance for forfeitures.

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

Internal-Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00–02, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted.

Stock-Based Compensation

We account for stock-based compensation expense pursuant to the provisions of SFAS 123R, Share-Based Payment, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the accompanying condensed consolidated statements of income and comprehensive income based on their fair value over the vesting period, which is generally four years. The grant date fair value of our stock-based awards was determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

During the three and six months ended June 30, 2009, we recorded stock-based compensation expense totaling $1.2 million and $2.1 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as tax shortfalls related to share-based payments. During the three and six months ended June 30, 2009, we recorded a provision for income taxes of $3.1 million and $6.0 million, respectively, representing effective tax rates of approximately 44% and 46%, respectively. During the three and six months ended June 30, 2008, we recorded a provision for income taxes of $3.1 million and $5.8 million, respectively, representing an effective tax rate of approximately 43%. The increase in our effective tax rate in the six months ended June 30, 2009 was due to approximately $0.2 million of tax shortfalls during the three months ended March 31, 2009 related to share-based payments recorded in accordance with SFAS 123R.

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

Due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California as well as the expected utilization of our remaining federal net operating losses during 2009, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $2.6 million increase in additional paid-in capital and a $0.6 million increase in other non-current liabilities, respectively, in the consolidated balance sheet as of June 30, 2009. Additionally, the $2.6 million of realized excess tax benefits related to share-based payments is classified in the condensed consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow. We expect to continue utilizing excess tax benefits related to share-based payments and other unrecognized tax benefits in 2009, which will result in further increases to additional paid-in capital and other non-current liabilities.

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of June 30, 2009.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. In the first quarter of 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 amends

SFAS 157 to include an example that illustrates key considerations when applying the principles in SFAS 157 to financial assets when the market for these instruments is not active. FSP 157-3 was effective upon issuance. The implementation of FSP 157-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for us beginning in the second quarter of 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 was effective for us beginning in the second quarter of 2009. The implementation of FSP 115-2/124-2 at the beginning of the second quarter of 2009 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

During the three and six months ended June 30, 2008 and 2009, net unrealized gains and losses incurred on our marketable securities were not significant, and, as of December 31, 2008 and June 30, 2009, we carried net unrealized gains on our marketable securities of $0.2 million and $0.1 million, respectively, which are reported as a component of stockholders’ equity in the consolidated balance sheets and comprehensive income in the consolidated statements of income and comprehensive income. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. We did not realize any losses on our marketable securities during the three and six months ended June 30, 2008 and 2009.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2008 and 2009 (dollars in thousands, unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
Revenue:
Commission	$24,756	90%	$29,939	90%	$48,875	91%	$58,143	89%
Sponsorship, licensing and other	2,745	10	3,500	10	4,906	9	7,213	11

Total revenue	27,501	100	33,439	100	53,781	100	65,356	100
Operating costs and expenses:
Cost of revenue-sharing	432	2	1,318	4	869	2	2,118	3
Marketing and advertising	9,482	34	12,945	39	19,131	36	26,365	40
Customer care and enrollment	3,308	12	3,627	11	6,933	13	7,449	11
Technology and content	3,504	13	3,828	11	6,983	13	7,413	11
General and administrative	4,379	16	4,851	15	8,744	16	9,552	15

Total operating costs and expenses	21,105	77	26,569	79	42,660	79	52,897	81

Income from operations	6,396	23	6,870	21	11,121	21	12,459	19
Interest and other income, net	941	3	258	1	2,150	4	657	1

Income before income taxes	7,337	27	7,128	21	13,271	25	13,116	20
Provision for income taxes	3,136	11	3,134	9	5,773	11	5,979	9

Net income	$4,201	15%	$3,994	12%	$7,498	14%	$7,137	11%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Marketing and advertising	$186	$254	$333	$396
Customer care and enrollment	85	89	151	148
Technology and content	275	304	450	502
General and administrative	449	550	720	1,092

Total	$995	$1,197	$1,654	$2,138

Three and Six Months Ended June 30, 2008 and 2009

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Commission	$24,756	$29,939	$5,183	21%	$48,875	$58,143	$9,268	19%
Percentage of total revenue	90%	90%			91%	89%

Sponsorship, licensing and other	$2,745	$3,500	$755	28%	$4,906	$7,213	$2,307	47%
Percentage of total revenue	10%	10%			9%	11%
Total revenue	$27,501	$33,439	$5,938	22%	$53,781	$65,356	$11,575	22%

Three Months Ended June 30, 2009 and 2008—Commission revenue increased $5.2 million, or 21%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to an increase in our membership. Our estimated membership increased to approximately 707,100 at June 30, 2009 from the 579,600 members we reported at June 30, 2008. Estimated membership at June 30, 2009 includes approximately 30,000 members, net of estimated cancellations, transferred from Health Benefits Direct Corporation (“HBDC”) during 2009. Sponsorship, licensing and other revenue increased $0.8 million, or 28%, in the three months ended June 30, 2009 compared to three months ended June 30, 2008, primarily due to an increase of $0.3 million from licensing arrangements related to our technology and an increase of $0.3 million related to sales of carrier sponsorship advertising on our website.

Six Months Ended June 30, 2009 and 2008—Commission revenue increased $9.3 million, or 19%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an increase in our membership. Sponsorship, licensing and other revenue increased $2.3 million, or 47%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an increase of $1.1 million from licensing arrangements related to our technology and an increase of $1.0 million related to sales of carrier sponsorship advertising on our website. Sponsorship, licensing and other revenue for the six months ended June 30, 2008 included the recognition of $0.5 million of revenue relating to a one-time, non-recurring item.

Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and six months ended June 30, 2008 and 2009 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Aetna	13%	17%	13%	16%
Wellpoint	16%	15%	16%	15%
UnitedHealthcare	17%	14%	18%	14%

We expect total revenue to increase in absolute dollars in 2009 compared to 2008 as a result of continued growth in our membership as well as growth in our sponsorship and licensing businesses.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Cost of revenue-sharing	$432	$1,318	$886	205%	$869	$2,118	$1,249	144%
Percentage of total revenue	2%	4%			2%	3%

Three Months Ended June 30, 2009 and 2008—Cost of revenue-sharing increased $0.9 million, or 205%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of our agreement with HBDC whereby we pay them a percentage of the commission revenue we receive related to certain health insurance members that were transferred to us. Additionally, cost of revenue-sharing increased as a result of an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing increased to 4% for the three months ended June 30, 2009 from 2% for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008—Cost of revenue-sharing increased $1.2 million, or 144%, for the six months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of our agreement with HBDC. Additionally, cost of revenue-sharing increased as a result of an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing increased to 3% for the six months ended June 30, 2009 from 2% for the six months ended June 30, 2008.

We expect our cost of revenue-sharing to increase in absolute dollars in 2009 compared to 2008 as a result of the transfer of members from HBDC and as the number of members who are referred to our website by marketing partners with whom we have revenue-sharing arrangements increases.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Marketing and advertising	$9,482	$12,945	$3,463	37%	$19,131	$26,365	$7,234	38%
Percentage of total revenue	34%	39%			36%	40%

Three Months Ended June 30, 2009 and 2008—Marketing and advertising expenses increased $3.5 million, or 37%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This was primarily due to an increase in our online advertising expenses of $1.9 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Additionally, marketing partner expenses increased $0.7 million due to an increase in the growth in the number of applications submitted on our website through the marketing partner channel and compensation and benefits costs of marketing and advertising personnel increased $0.5 million. We also experienced a decline in the rate at which individuals coming to our ecommerce platform through the online advertising channel submitted health insurance applications, along with a decline in the average number of individuals applying for health insurance per application submitted through the online advertising channel. As a result, our acquisition cost per member, measured as total marketing and advertising expenses for the quarter divided by the number of members included on applications for individual and family product offerings submitted during the quarter, increased 22% to $73.45 in the three months ended June 30, 2009 from $60.39 in the three months ended June 30, 2008. As a percentage of total revenue, total marketing and advertising expenses increased to 39% in the three months ended June 30, 2009 from 34% in the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008—Marketing and advertising expenses increased $7.2 million, or 38%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This was primarily due to an increase in our online advertising expenses of $3.4 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Additionally, marketing partner expenses increased $1.9 million due to an increase in the cost per application and the growth in the number of applications submitted on our website through the marketing partner channel and compensation and benefits costs of marketing and advertising personnel increased $1.0 million. As a percentage of total revenue, total marketing and advertising expenses increased to 40% in the six months ended June 30, 2009 from 36% in the six months ended June 30, 2008.

We expect our marketing and advertising expenses to increase in absolute dollars in 2009 compared to 2008 as we increase our online marketing and advertising expenditures, including paid keyword search advertising. As a result, we expect the average cost of acquiring new members to be higher in 2009 than it was in 2008. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Customer care and enrollment	$3,308	$3,627	$319	10%	$6,933	$7,449	$516	7%
Percentage of total revenue	12%	11%			13%	11%

Three Months Ended June 30, 2009 and 2008—Customer care and enrollment expenses increased $0.3 million, or 10%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to an increase in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 11% in the three months ended June 30, 2009 from 12% in the three months ended June 30, 2008 as a result of economies of scale achieved by our customer care and enrollment operations in the three months ended June 30, 2009.

Six Months Ended June 30, 2009 and 2008—Customer care and enrollment expenses increased $0.5 million, or 7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an increase in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 11% in the six months ended June 30, 2009 from 13% in the six months ended June 30, 2008 as a result of economies of scale achieved by our customer care and enrollment operations in the six months ended June 30, 2009.

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

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Technology and content	$3,504	$3,828	$324	9%	$6,983	$7,413	$430	6%
Percentage of total revenue	13%	11%			13%	11%

Three Months Ended June 30, 2009 and 2008—Technology and content expenses increased $0.3 million, or 9%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase was primarily due to an increase in compensation and benefits costs associated with an increase in technology and content personnel and lease expense for additional data center space. As a percentage of total revenue, technology and content costs decreased to 11% in the three months ended June 30, 2009 from 13% in the three months ended June 30, 2008 as a result of economies of scale achieved by our technology and content operations in the three months ended June 30, 2009.

Six Months Ended June 30, 2009 and 2008—Technology and content expenses increased $0.4 million, or 6%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was primarily due to an increase in compensation and benefits costs associated with an increase in technology and content personnel, lease expense for additional data center space and new maintenance agreements for hardware and software. As a percentage of total revenue, technology and content costs decreased to 11% in the six months ended June 30, 2009 from 13% in the six months ended June 30, 2008 as a result of economies of scale achieved by our technology and content operations in the six months ended June 30, 2009.

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

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
General and administrative	$4,379	$4,851	$472	11%	$8,744	$9,552	$808	9%
Percentage of total revenue	16%	15%			16%	15%

Three Months Ended June 30, 2009 and 2008—General and administrative expenses increased $0.5 million, or 11%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to an increase in compensation and benefits costs of $0.4 million primarily associated with an increase in our general and administrative personnel. As a percentage of total revenue, general and administrative expenses decreased to 15% in the three months ended June 30, 2009 from 16% in the three months ended June 30, 2008 as a result of economies of scale achieved by our general and administrative operations in the three months ended June 30, 2009.

Six Months Ended June 30, 2009 and 2008—General and administrative expenses increased $0.8 million, or 9%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an increase in compensation and benefits costs of $0.6 million associated with an increase in our general and administrative personnel. Additionally, stock-based compensation expense increased $0.4 million due to additional equity grants to employees and directors. Partially offsetting these increases were decreases in recruiting costs and project consultant fees. As a percentage of total revenue, general and administrative expenses decreased to 15% in the six months ended June 30, 2009 from 16% in the six months ended June 30, 2008 as a result of economies of scale achieved by our general and administrative operations in the six months ended June 30, 2009.

We expect our general and administrative expenses to increase in absolute dollars in 2009 compared to 2008 due to the increased costs necessary to support the growth in our business.

Interest and Other Income, Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Interest and other income, net	$941	$258	$(683)	(73)%	$2,150	$657	$(1,493)	(69)%
Percentage of total revenue	3%	1%			4%	1%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Three and Six Months Ended June 30, 2009 and 2008—Interest and other income, net, decreased $0.7 million, or 73%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and decreased $1.5 million, or 69%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. Interest income totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively, and totaled $1.0 million and $2.2 million for the three and six months ended June 30, 2008, respectively.

Cash, cash equivalents and marketable securities increased $9.2 million in the six months ended June 30, 2009 to $159.8 million at June 30, 2009 from $150.6 million at December 31, 2008. This increase resulted from $13.0 million of cash generated from operations, partially offset by $4.6 million used to repurchase 361,841 shares of our common stock and $1.3 million used for initial consideration paid to HBDC in connection with the transition of certain of its health insurance members to us. As a percentage of total revenue, interest and other income, net, decreased to 1% in the three months ended June 30, 2009 from 3% in the three months ended June 30, 2008, and decreased to 1% in the six months ended June 30, 2009 from 4% in the six months ended June 30, 2008.

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

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2009	$	%	2008	2009	$	%
Provision for income taxes	$3,136	$3,134	$(2)	(0)%	$5,773	$5,979	$206	4%
Percentage of total revenue	11%	9%			11%	9%

Three and Six Months Ended June 30, 2009 and 2008—During the three and six months ended June 30, 2009, we recorded a provision for income taxes of $3.1 million and $6.0 million, respectively, representing effective tax rates of approximately 44% and 46%, respectively. During the three and six months ended June 30, 2008, we recorded a provision for income taxes of $3.1 million and $5.8 million, respectively, representing an effective tax rate of approximately 43%. The increase in our effective tax rate in the six months ended June 30, 2009 was due to approximately $0.2 million of tax shortfalls during the first quarter of 2009 related to share-based payments recorded in accordance with SFAS 123R.

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

Liquidity and Capital Resources

At June 30, 2009, our cash, cash equivalents and marketable securities totaled $159.8 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock at the time, may be repurchased, for a total cost not to exceed $30 million, although the actual number of shares to be purchased and the timing of purchases will depend on market conditions. The repurchase program does not require us to acquire a specific number of shares and may be suspended or discontinued at any time. Share repurchases under this program will comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and may be made through a variety of methods. We have funded, and plan to continue to fund, the share repurchase program from available working capital. For accounting purposes, common stock repurchased under the program is recorded based upon the settlement date of the applicable trade. As of June 30, 2009, we had repurchased 412,498 under the program for a total cost of $5.2 million. Although we did not repurchase shares of our common stock during the three months ended June 30, 2009, we expect to repurchase shares during the remainder of 2009.

The following table presents a summary of our cash flows for the six months ended June 30, 2008 and 2009 (in thousands, unaudited):

	Six Months Ended June 30,
	2008	2009
Net cash provided by operating activities	$14,493	$13,033
Net cash used in investing activities	$(12,071)	$(3,932)
Net cash provided by (used in) financing activities	$1,341	$(1,617)

The cash flow statement for the six months ended June 30, 2008 includes a $5.5 million change in deferred taxes, primarily from the utilization of net operating loss carryforwards, all of which benefited operating cash flow. The cash flow statement for the six months ended June 30, 2009 includes a $5.9 million cash flow benefit from taxes, of which approximately $3.3 million of tax benefit, primarily from the utilization of net operating loss carryforwards, is included in cash flow from operations and $2.6 million of net operating loss carryforwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flow from financing activities.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, amortization and accretion on marketable securities, net, stock-based compensation expense, excess tax benefits from stock-based compensation, and the effect of changes in working capital and other activities.

Six Months Ended June 30, 2009—Our operating activities generated cash of $13.0 million during the six months ended June 30, 2009 and consisted of net income of $7.1 million adjusted by non-cash items of $4.2 million and cash provided by working capital and other activities of $1.7 million. Adjustments for non-cash items primarily consisted of $3.2 million of deferred income taxes, $2.1 million of stock-based compensation expense, $1.1 million of depreciation and amortization and $0.4 million of amortization and accretion on marketable securities, net, partially offset by $2.6 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of $1.6 million related to other current liabilities and an increase of $0.8 million in accrued marketing expenses, partially offset by an increase of $0.6 million in prepaid expenses and other current assets and a decrease of $0.4 million in accounts payable.

Six Months Ended June 30, 2008—Our operating activities generated cash of $14.5 million during the six months ended June 30, 2008 and consisted of net income of $7.5 million adjusted by non-cash items of $8.0 million and cash used in working capital and other activities of $1.0 million. Adjustments for non-cash items primarily consisted of $5.5 million of deferred income taxes, $1.7 million of stock-based compensation expense and $0.8 million of depreciation and amortization. Cash used in working capital and other activities primarily consisted of a decrease of $0.9 million in accrued compensation and benefits primarily due to timing of payments for compensation and benefits and a decrease of $0.4 million in other current liabilities, partially offset by an increase of $0.4 million in accounts payable.

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

Six Months Ended June 30, 2009—Net cash used in investing activities of $3.9 million during the six months ended June 30, 2009 was primarily attributable to purchases of marketable securities of $38.5 million, consideration of $1.3 million paid to HBDC in connection with customer transition and marketing agreements with HBDC and capital expenditures of $0.5 million, partially offset by maturities and sales of marketable securities of $35.4 million and $1.0 million, respectively.

Six Months Ended June 30, 2008—Net cash used by investing activities of $12.1 million during the six months ended June 30, 2008 was primarily attributable to purchases of short-term marketable securities of $50.4 million and capital expenditures of $1.3 million, partially offset by maturities and sales of short-term marketable securities of $31.6 million and $8.1 million, respectively.

Financing Activities

Six Months Ended June 30, 2009—Net cash used in financing activities of $1.6 million during the six months ended June 30, 2009 was due to $4.6 million used to repurchase 361,841 shares of our common stock, partially offset by $2.6 million of non-cash excess tax benefits from stock-based compensation and $0.4 million of net proceeds received from the issuance of common stock pursuant to stock option exercises.

Six Months Ended June 30, 2008—Net cash provided by financing activities of $1.3 million during the six months ended June 30, 2008 was due to net proceeds received from the issuance of common stock pursuant to stock option exercises.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of June 30, 2009 (in thousands, unaudited):

Years Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service and Licensing Obligations	Total Obligations
2009 (6 months)	$1,272	$28	$422	$1,722
2010	1,951	57	327	2,335
2011	1,368	57	159	1,584
2012	1,047	14	—	1,061

Total	$5,638	$156	$908	$6,702

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

The operating lease for our facility located in San Francisco, California expires in the second half of 2009.

Capital Lease Obligations

In December 2008, we entered into a capital lease agreement for office equipment which expires in April 2012.

Service and Licensing Obligations

We have entered into service and licensing agreements with third-party vendors to provide various services, including website development, website hosting, network access and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in June 2012. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

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

Interest Rate Sensitivity

As of June 30, 2009, we had cash and cash equivalents of $101.6 million, which consisted primarily of cash and highly liquid money market instruments, commercial paper and U.S. government-sponsored enterprise debt securities with original maturities of 90 days or less from the date of purchase. We also had marketable securities of $58.2 million, which consisted primarily of U.S. government-sponsored enterprise and corporate debt securities and commercial paper with original maturities of more than 90 days but less than two years from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had been 10% lower during the three months ended June 30, 2009, our interest income would have declined by less than $0.1 million during that period, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. As of December 31, 2008 and June 30, 2009, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2008	June 30, 2009
		(unaudited)
Cash	$4,659	$3,080
Money market funds (1)	89,477	98,541
Bonds, commercial paper and certificates of deposit:
Government sector	38,003	49,778
Financial sector	12,176	4,608
Industrial sector	4,308	3,790
Utility sector	2,012	—

Total cash, cash equivalents and marketable securities	$150,635	$159,797

(1)	At December 31, 2008 and June 30, 2009, money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At June 30, 2009, we evaluated each of our unrealized losses, all of which are from U.S. government-sponsored enterprise bonds and discount notes, and determined them to be temporary in accordance with FASB FSP Nos. FAS 115-1 and FAS 124-1 (as amended), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

During the three and six months ended June 30, 2008 and 2009, net unrealized gains and losses incurred on our marketable securities were not significant. Net unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, during the period. We did not realize any losses on sales of marketable securities during the three and six months ended June 30, 2009 and 2008.

We do not require collateral or other security for our accounts receivable. As of June 30, 2009, two carriers represented $0.7 million, or 34%, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use and payment of commissions to agents and brokers to market individual and family health insurance products. Recently, there has been substantial national and state attention and debate regarding healthcare reform. President Obama and members of Congress have expressed their view that our healthcare system is in need of reform, and bills relating to healthcare reform are being debated in Congress. There are various proposals being discussed, including, among others, a mandate requiring individuals to be insured or face tax penalties, requirements relating to employer contribution to employee health coverage, prohibition against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance, guaranteed renewability of health insurance plans, health insurance premium setting guidelines, requirements that insurance companies spend a certain amount of premiums on care, minimum benefits levels for health insurance plans, establishment of state and/or federal health insurance exchanges to facilitate access to health insurance, creation of government-sponsored health insurance plans and affordability credits to make health insurance more affordable for those below certain income levels. We cannot predict whether new federal legislation will be passed or what the final provisions of such legislation will be. As a result, the impact on our business is uncertain. Significant federal or state changes to the existing health insurance system, the individual and family health insurance market or in the manner in which health insurance is distributed in the United States, including some aspects of the proposals being debated, could increase competition, reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses or result in a reduction in the amount health insurance carriers pay for our services, any of which could materially harm our business, operating results and financial condition. For instance, the adoption of state or federal laws that promote or establish government-sponsored or partially government-sponsored healthcare, or promote government involvement in the health insurance system in other ways, could reduce or eliminate the number of individuals, families and small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and materially harm our business, operating results and financial condition. In addition, speculation regarding healthcare reform or potential changes in the regulatory environment in which we operate creates uncertainty that could lead to increased volatility and a reduction in our stock price.

Our rate of growth may decline.

We have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing and website technology development. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform and to maintain our relationship with existing members within historical levels. We have recently experienced a decline in our year-over-year growth rate for approved members. To the extent that the rate of growth of our net new members slows (after accounting for member turnover), our revenue growth is also likely to slow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue growth would slow due to a decline in commissions we receive for members whose policies have been active for more than twelve months, in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate.

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

Our revenue depends upon demand for health insurance in the individual, family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, an increasing number of individuals are becoming self-employed or unemployed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers are seeking to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We also believe that demand in the individual and family health insurance market may increase as the employees of these employers look to other sources for their health insurance needs and as the number of self-employed and unemployed individuals increases. We have no control over the economic and other factors that influence these trends, and they may reverse, including as a result of healthcare reform legislation. If economic or other factors beyond our control negatively impact our business, our operating results and financial condition could be harmed.

We believe that we have been adversely impacted by recent economic conditions. We cannot be certain of the future impact that the current recession will have on our business. A softening of demand for products and services offered by us, whether caused by changes in customer preferences or a weakening of the U.S. economy, including as a result of recent disruptions in the global financial markets or a decrease in general consumer confidence, may result in decreased revenue or growth. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance products with lower premiums for which we receive lower commissions. Legislative reaction to economic conditions may also negatively impact our operating results and financial condition. For example, the recently enacted American Recovery and Reinvestment Act includes a 65% federal subsidy for COBRA premiums for up to nine months for certain eligible workers. While the COBRA subsidy aspect of the law is scheduled to expire in December 2009, it may be extended. While it is not possible to determine the impact of the subsidy on our business, it may have caused, and may in the future cause, a decline in membership growth due to consumers electing COBRA coverage or our existing members cancelling existing policies for which we serve as the broker of record to take advantage of the subsidy. We experience a significant delay in learning about changes in our membership from health insurance carriers. Given this delay, we do not know to what extent the current economic environment has impacted our membership retention rates. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed.

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

Our growth depends upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors have influenced, and could in the future influence, this conversion rate for any given period, some of which are outside of our control. These factors include:

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platform into members does not continue to improve at our historical rate of improvement, our membership growth rate may decline, which could harm our business, operating results and financial condition.

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they cannot afford health insurance. In addition, our members may choose to transfer their policies to a different agent if, for example, they are not satisfied with our customer service or the health insurance products that we offer. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins could be adversely impacted and our business, operating results and financial condition would be harmed.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 13% and 17% of our total revenue in the three months ended June 30, 2008 and 2009, respectively, from Aetna. We derived 16% and 15% of our total revenue in the three months ended June 30, 2008 and 2009, respectively, from carriers owned by Wellpoint. We derived 17% and 14% of our total revenue in the three months ended June 30, 2008 and 2009, respectively, from carriers owned by UnitedHealthcare. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance products we offer. If health insurance carriers do not continue to provide us with a variety of high-quality, affordable health insurance products in the individual, family and small business markets, or if their offerings are limited as a result of consolidation in the health insurance industry, healthcare reform legislation or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

Health insurance carriers could determine to reduce the commissions paid to us or to change their underwriting practices in ways that reduce the number of insurance policies sold through our ecommerce platform, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. Beginning in the second half of 2007, we believe that carriers have been applying more stringent underwriting criteria and practices to applications for health insurance and that the carriers’ underwriting criteria and practices became more stringent in the three months ended June 30, 2009. Changes such as these result in a decrease in the rate at which insurance policies submitted through our ecommerce platform are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

Our success depends in part upon widespread consumer and health insurance carrier acceptance of the Internet as a marketplace for the purchase and sale of health insurance. Consumers and health insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of healthcare reform legislation. Our future growth, if any, will depend in part upon:

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. Our website may also become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our website likely would decline and we may not be able to replace this traffic, which in turn would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our operating results.

We also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements. These revisions may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from carriers and some of our marketing partners for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, our cost of acquiring members is significantly dependent on the rate at which consumers who click on paid advertisements submit health insurance applications. A decline in this rate could cause our cost of acquisition to increase significantly, which could harm our operating results. For instance, in the three months ended June 30, 2009, we experienced no growth in the number of submitted applications in our online advertising channel over the three months ended June 30, 2008, which we believe to have resulted from several factors, including a decline in the rate at which consumers who clicked on paid advertisements submitted health insurance applications and decreased contribution from secondary search engines. To the extent our submitted application growth rate from the online advertising channel remains flat or declines further, our overall membership growth will be adversely impacted, which would harm our operating results and financial condition.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are piloting the sale of health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We have recently entered into similar relationships with insurance companies to offer certain of those companies’ products throughout China. Additionally, we may enter into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment and changes to the environment, our ability to attract qualified personnel and network security.

Our participation and success in the China market may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by insurance carriers or through another insurance agent, including our dependence on insurance carriers or the insurance agent for the products on our website, the agent’s relationship with insurance carriers and consumers, our relationship with the insurance carriers and agent, each of the agent’s and the insurance carriers’ ability to maintain licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the agent and the insurance carrier through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we may need to receive additional government licenses and approvals or enter into additional relationships and may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

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

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. We cannot guarantee that we will be free of security breaches. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance products in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for noncompliance, any of which would damage our business, operating results and financial condition.

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

At our Annual Meeting of Stockholders, held on June 9, 2009, our stockholders voted on the following proposals, all of which were adopted by the margins indicated below:

1.	To elect three (3) Class III directors to serve for terms of three years and until their respective successors are duly elected and qualified, subject to earlier resignation or removal:

Name	Votes For	Votes Withheld
Gary L. Lauer	21,165,072	417,995
Steven M. Cakebread	21,527,173	55,894
Jack L. Oliver, III	21,072,812	510,255

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009:

For	21,335,398
Against	239,919
Abstain	7,750

3.	To approve the eHealth, Inc. Performance Bonus Plan to permit the payment of cash bonuses that qualify as deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended:

For	21,110,795
Against	440,901
Abstain	31,371

ITEM 6.	EXHIBITS

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
† Filed herewith. ‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2009.

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