Form 10-Q
period 2009-09-30
eHealth, Inc.
filed 2009-11-09
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2009 was 23,341,725 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	September 30, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,136	$100,015
Marketable securities	56,499	43,434
Accounts receivable	2,005	2,204
Deferred income taxes	7,580	3,875
Prepaid expenses and other current assets	1,874	2,328

Total current assets	162,094	151,856
Property and equipment, net	4,567	4,003
Deferred income taxes	1,314	2,271
Other assets	780	748

Total assets	$168,755	$158,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,190	$1,563
Accrued compensation and benefits	4,662	4,982
Accrued marketing expenses	3,162	4,239
Deferred revenue	427	331
Other current liabilities	2,707	2,045

Total current liabilities	13,148	13,160
Other non-current liabilities	628	1,591

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	173,095	181,136
Treasury stock, at cost	(639)	(29,999)
Deferred stock-based compensation	(22)	(1)
Accumulated deficit	(17,892)	(7,303)
Accumulated other comprehensive income	412	269

Total stockholders’ equity	154,979	144,127

Total liabilities and stockholders’ equity	$168,755	$158,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue:
Commission	$25,788	$31,086	$74,663	$89,229
Sponsorship, licensing and other	2,687	4,037	7,593	11,250

Total revenue	28,475	35,123	82,256	100,479
Operating costs and expenses:
Cost of revenue-sharing	469	1,470	1,338	3,588
Marketing and advertising	11,502	14,266	30,633	40,631
Customer care and enrollment	3,722	3,651	10,655	11,100
Technology and content	3,565	4,126	10,548	11,539
General and administrative	4,731	5,119	13,475	14,671

Total operating costs and expenses	23,989	28,632	66,649	81,529

Income from operations	4,486	6,491	15,607	18,950
Interest and other income, net	935	143	3,085	800

Income before income taxes	5,421	6,634	18,692	19,750
Provision for income taxes	2,400	3,182	8,173	9,161

Net income	$3,021	$3,452	$10,519	$10,589

Comprehensive income:
Net income	$3,021	$3,452	$10,519	$10,589
Change in unrealized gain on investments, net of taxes	(419)	(75)	(454)	(147)
Foreign currency translation adjustment, net of taxes	4	2	69	4

Total comprehensive income	$2,606	$3,379	$10,134	$10,446

Net income per share:
Basic	$0.12	$0.14	$0.42	$0.43
Diluted	$0.12	$0.14	$0.40	$0.41
Weighted-average number of shares used in per share amounts:
Basic	25,060	24,240	24,925	24,627
Diluted	25,921	25,152	26,007	25,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2008	2009
Operating activities
Net income	$10,519	$10,589
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7,146	5,074
Depreciation and amortization	1,271	1,673
Amortization and accretion on marketable securities, net	—	607
Stock-based compensation expense	2,609	3,428
Excess tax benefits from stock-based compensation	(216)	(3,986)
Deferred rent	(43)	(57)
Loss on disposal of property and equipment	39	16
Changes in operating assets and liabilities:
Accounts receivable	(260)	(199)
Prepaid expenses and other current assets	456	386
Other assets	21	473
Accounts payable	357	(628)
Accrued compensation and benefits	(700)	319
Accrued marketing expenses	1,488	1,077
Deferred revenue	(85)	(96)
Other current liabilities	148	1,985
Other non-current liabilities	—	21

Net cash provided by operating activities	22,750	20,682

Investing activities
Purchases of property and equipment	(2,242)	(1,122)
Purchase of other assets	—	(1,280)
Purchases of marketable securities	(61,565)	(40,550)
Sales of marketable securities	10,120	4,006
Maturities of marketable securities	38,379	48,900

Net cash provided by (used in) investing activities	(15,308)	9,954

Financing activities
Net proceeds from exercise of common stock options	1,426	645
Excess tax benefits from stock-based compensation	216	3,986
Repurchases of common stock	—	(29,360)
Principal payments in connection with capital lease	—	(30)

Net cash provided by (used in) financing activities	1,642	(24,759)

Effect of exchange rate changes on cash and cash equivalents	46	2

Net increase in cash and cash equivalents	9,130	5,879
Cash and cash equivalents at beginning of period	81,395	94,136

Cash and cash equivalents at end of period	$90,525	$100,015

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2009, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 13, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form
10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2008 and 2009 and its cash flows for the nine months ended September 30, 2008 and 2009. All adjustments are of a normal recurring nature. The results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and nine months ended September 30, 2008 and 2009 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Aetna	14%	17%	13%	16%
Wellpoint	16%	15%	16%	15%
UnitedHealthcare	17%	14%	17%	14%

Revenue attributable to individual and family product offerings represented approximately 88% and 87% of our commission revenue in the three and nine months ended September 30, 2008, respectively, and represented approximately 90% of our commission revenue in the three and nine months ended September 30, 2009. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Partnership with Health Benefits Direct Corporation—In February 2009, we entered into customer transition and marketing agreements with Health Benefits Direct Corporation (“HBDC”). Pursuant to these agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which was recorded in both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and is being amortized to cost of revenue-sharing expense in the condensed consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments and amortization of the initial consideration are recognized as cost of revenue-sharing expense in the consolidated condensed statements of income and comprehensive income.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recently Issued Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. We adopted certain provisions of FASB ASC Topic 820 effective January 1, 2008 (see Note 3, Fair Value Measurements, to our condensed consolidated financial statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of FASB ASC Topic 820 with respect to our non-financial assets and non-financial liabilities during the first quarter of 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events, (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. In accordance with FASB ASC Topic 855, we have evaluated subsequent events through the date and time the financial statements were issued on November 9, 2009.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows, but will impact our financial reporting process by eliminating all references to pre-codification standards. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Note 2 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—Cash equivalents are comprised of available-for-sale financial instruments with an original maturity of 90 days or less from the date of purchase. As of December 31, 2008 and September 30, 2009, our cash equivalents were invested in money market funds which consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our cash equivalents consisted of the following as of December 31, 2008 and September 30, 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2009 (unaudited)
Cash	$4,041	$—	$—	$4,041
Cash equivalents – money market funds	95,974	—	—	95,974

Total cash and cash equivalents	$100,015	$—	$—	$100,015

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Cash	$4,659	$—	$—	$4,659
Cash equivalents – money market funds	89,477	—	—	89,477

Total cash and cash equivalents	$94,136	$—	$—	$94,136

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2008 and 2009.

Marketable Securities—Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2008 and September 30, 2009 (in thousands):

September 30, 2009 (unaudited)	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
U.S. government-sponsored enterprise bonds	$27,032	$56	$—	$27,088
U.S. government-sponsored enterprise discount notes	11,988	9	—	11,997
Corporate bonds	4,304	45	—	4,349

Total marketable securities	$43,324	$110	$—	$43,434

December 31, 2008	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
U.S. government-sponsored enterprise bonds	$36,217	$293	$—	$36,510
Corporate bonds	15,457	30	(136)	15,351
Commercial paper	2,141	4	—	2,145
U.S. government-sponsored enterprise discount notes	1,472	21	—	1,493
Certificates of deposit	1,000	—	—	1,000

Total marketable securities	$56,287	$348	$(136)	$56,499

(1)	No marketable security had been in a continuous unrealized loss position for more than twelve months as of December 31, 2008 or September 30, 2009.

We did not realize any significant gains or losses on sales of marketable securities during the three and nine months ended September 30, 2008 and 2009.

During the three and nine months ended September 30, 2008, we incurred net unrealized losses on our marketable securities of $0.4 million and $0.5 million, respectively. During the three and nine months ended September 30, 2009, net unrealized gains and losses incurred on our marketable securities were not significant. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, during the period and are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income until such time the marketable security is sold. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.

The contractual maturities of our marketable securities as of December 31, 2008 and September 30, 2009, were as follows (in thousands):

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
Due within 1 year	$46,798	$43,434
Due within 1 year to 2 years	9,701	—

Total marketable securities	$56,499	$43,434

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3 – Fair Value Measurements

We define fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques we use to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We classify the inputs used to measure fair value into the following hierarchy:

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands, unaudited):

	As of September 30, 2009
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Cash equivalents – money market funds	$95,974	$—	$95,974
Marketable securities:
U.S. government-sponsored enterprise bonds	—	27,088	27,088
U.S. government-sponsored enterprise discount notes	—	11,997	11,997
Corporate bonds	—	4,349	4,349

	—	43,434	43,434

Total cash equivalents and marketable securities	$95,974	$43,434	$139,408

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. For our other cash equivalents and marketable securities classified as Level 2, we primarily relied on observable quotes in active markets; however if we concluded the market was non-active, we relied on independent market pricing data. We did not hold any financial assets as of September 30, 2009 whereby the fair value measurements were estimated using significant unobservable inputs (Level 3).

Note 4 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of September 30, 2009, we had 3,200,780 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2009, shares reserved under the 2006 Plan automatically increased by 1,001,637 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data, unaudited):

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2008	2,714	2,725	$9.85
Additional shares authorized (2)	1,002	—	—
Options granted	(373)	373	$16.02
Options exercised	—	(82)	$9.43
Options cancelled	61	(61)	$22.89
Restricted stock units and awards granted	(212)	—
Restricted stock units and awards cancelled	12	—
Plan shares expired	(3)	—

Balance at September 30, 2009	3,201	2,955	$10.37	5.30	$17,954

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at September 30, 2009.
(2)	On January 1, 2009, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 1,001,637 shares.

The fair value of stock options granted to employees for the three and nine months ended September 30, 2008 and 2009 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Expected term	6.1 years	4.6 years	4.8 years	4.6 years
Expected volatility	57.4%	59.4%	54.9%	60.0%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.48%	2.31%	3.15%	1.60%
Weighted-average fair value	$8.41	$7.91	$10.78	$8.02

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2008	231
Granted	212
Vested	(51)
Cancelled	(2)

Balance as of September 30, 2009	390	1.67	$5,660

The aggregate intrinsic value is calculated as the fair value at September 30, 2009 of the underlying common stock outstanding and vested and expected to vest as of September 30, 2009.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Repurchase Program

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock at the time, may be repurchased, for a total cost not to exceed $30 million. Share repurchases under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock repurchase program was completed in September 2009 when a cumulative balance of approximately $30 million of common stock, including commissions, had been repurchased. For accounting purposes, common stock repurchased under the program was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented as if retired, using the cost method. The stock repurchase activity under the stock repurchase program during the nine months ended September 30, 2009 is summarized as follows (in thousands, except share and per share amounts, unaudited):

Nine Months Ended September 30, 2009	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2008	50,657	$12.61	$639
Repurchases of common stock	1,827,193	$16.07	29,360

Cumulative balance at September 30, 2009	1,877,850	$15.97	$29,999

(1)	Average price paid per share includes commissions

As of September 30, 2009, all stock repurchases under the stock repurchase program were made on the open market. In addition to the 1,877,850 shares repurchased under our stock repurchase program as of September 30, 2009, we have in treasury 13,478 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2008 and September 30, 2009, we had a total of 54,454 shares and 1,891,328 shares, respectively, held in treasury.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2008 and 2009 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Common stock options	$755	$839	$1,909	$2,202
Restricted stock units	182	444	634	1,204
Restricted common stock	18	7	66	22

Total stock-based compensation expense	$955	$1,290	$2,609	$3,428

The following table summarizes stock-based compensation expense by operating function recorded during the three and nine months ended September 30, 2008 and 2009 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Marketing and advertising	$151	$184	$484	$580
Customer care and enrollment	49	92	200	240
Technology and content	203	312	653	814
General and administrative	552	702	1,272	1,794

Total stock-based compensation expense	$955	$1,290	$2,609	$3,428

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

During the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $3.2 million and $9.2 million, respectively, representing effective tax rates of approximately 48% and 46%, respectively. During the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $2.4 million and $8.2 million, respectively, each representing an effective tax rate of approximately 44%. Our effective tax rates in the three and nine months ended September 30, 2009 were higher than statutory federal and state tax rates due to approximately $0.2 million and $0.3 million, respectively, of tax shortfalls related to share-based payments, as well as $0.1 million of penalties and interest associated with our unrecognized tax benefits recorded during the three months ended September 30, 2009.

Our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California as well as expected utilization of our remaining federal net operating losses during 2009, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $4.0 million increase in additional paid-in capital and a $1.0 million increase in other non-current liabilities, respectively, in the condensed consolidated balance sheet as of September 30, 2009. Additionally, the $4.0 million of realized excess tax benefits related to share-based payments is classified in the condensed consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Basic:
Numerator:
Net income allocated to common stock	$3,021	$3,452	$10,519	$10,589

Denominator:
Weighted average number of common stock shares	25,060	24,240	24,925	24,627
Net income per share—basic:	$0.12	$0.14	$0.42	$0.43

Diluted:
Numerator:
Net income allocated to common stock	$3,021	$3,452	$10,519	$10,589

Denominator:
Weighted average number of common stock shares	25,060	24,240	24,925	24,627
Weighted average number of options	859	874	1,064	858
Weighted average number of restricted stock and restricted stock units	2	38	18	44

Total common stock shares used in per share calculation	25,921	25,152	26,007	25,529

Net income per share—diluted:	$0.12	$0.14	$0.40	$0.41

For each of the three and nine months ended September 30, 2008 and 2009, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Common stock options	838	1,179	643	1,093
Restricted stock units	196	8	—	6

Total	1,034	1,187	643	1,099

Note 7 – Geographic Information

Substantially all revenue for all periods presented was generated from customers located in the United States. As of December 31, 2008 and September 30, 2009, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
United States	$4,703	$4,241
China	644	510

Total	$5,347	$4,751

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning impact of adoption of recently issued accounting standards; exploration of new marketing initiatives that increase per member acquisition costs; estimates relating to critical accounting policies and related impact on our financial statements; expectations regarding our future effective tax rate and factors affecting such rate, our utilization of certain tax benefits and the related impact on our financial statements and our cash outlay for taxes for 2009; our expectation regarding submitted application growth; our expectation that stock based compensation will increase; our expectation that total revenue will grow and factors affecting such growth; our expectation that our cost of revenue-sharing, marketing and advertising, customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars and factors affecting such increases; increase in our cost of acquiring members and factors impacting such increase; our expectation that interest and other income, net will decrease in absolute dollars as well as a percentage of total revenue; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments; our potential for collection issues with any of our carriers; expenditures related to the development of our business; our continuing to incur significant costs and expenses relating to our being a public company; factors on which our future growth will depend; changes to our ecommerce platform and other initiatives and the potential impact of such changes; factors affecting the successful promotion of our brand and the difficulty and expense of branding initiatives; our plans to expand our operations and continue to enter into relationships with marketing partners in China; factors that will impact the success of the business health savings account platform; expansion of aspects of our business to additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2009, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. We typically receive commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to negotiation or discounting of health insurance prices by health insurance carriers or our competitors.

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 89% of our total revenue for the three and nine months ended September 30, 2009, and 91% of our total revenue for the three and nine months ended September 30, 2008. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. We also refer to the licensing arrangements as eCommerce On Demand, or eOD, arrangements. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance markets and corresponding growth in our membership. We estimate that as of September 30, 2009 we had approximately 726,600 members compared to an estimated 602,100 members at September 30, 2008. During the three months ended September 30, 2009, we had 111,100 members approved for individual and family major medical health insurance products, representing 10% growth over the number of members that were approved in the three months ended September 30, 2008. We recently have experienced slower year-over-year approved member growth, which we believe is primarily a result of more stringent underwriting by our health insurance carrier partners with respect to individual and family health insurance applications, a decline in the average number of individuals per submitted application that were approved for individual and family health insurance and a decrease in the number of submitted applications for small business and short-term health insurance products. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation.

Our commission revenue generally represents a percentage of the insurance premium a member has paid to his or her insurance carrier and, to a lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay us our commissions monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our revenue is recurring in nature and has grown in correlation with the growth we have experienced in our membership base.

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

Revenue attributable to individual and family product offerings represented approximately 91% and 90% of our commission revenue in the three and nine months ended September 30, 2009, respectively, and represented approximately 88% and 87% of our commission revenue in the three and nine months ended September 30, 2008, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three and nine months ended September 30, 2009, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 42%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2008, applications submitted through us for individual and family health insurance from our direct channel constituted 39% of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three and nine months ended September 30, 2009, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 31% and 33%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2008, applications submitted through us for individual and family health insurance products for which we paid fees to our marketing partners constituted approximately 33% of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising, non-direct email marketing and an integrated partnership with MSN. For the three and nine months ended September 30, 2009, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 26% and 25%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2008, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 28% of all individual and family health insurance applications submitted on our website.

The number of applications submitted through us for individual and family health insurance increased 12% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The 12% individual and family health insurance submitted application growth in the three months ended September 30, 2009 was comprised of 23% growth in our direct channel, 5% growth in our marketing partner channel and 4% growth in our online advertising channel. Our submitted application growth of 12% in the three months ended September 30, 2009 was less than we have experienced in prior periods, primarily as a result of slowing growth in our marketing partner and online advertising member acquisition channels. We believe that the decline in the individual and family health insurance submitted application growth that we experienced in the three months ended September 30, 2009 resulted from several external factors influencing consumer behavior, including continuing weak economic conditions and the ongoing health care reform efforts. We do not expect the submitted application growth to accelerate in the three months ending December 31, 2009 as compared to the year-over-year growth rate in the three months ended September 30, 2009, and it may decrease.

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

We entered into customer transition and marketing agreements with HBDC in February 2009. Pursuant to the agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which was recorded in both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and is being amortized to cost of revenue-sharing expense in the condensed consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments and amortization of the initial consideration are recognized as cost of revenue-sharing expense in the consolidated condensed statements of income and comprehensive income. During the nine months ended September 30, 2009, we became the broker of record on and recognized commission revenue from members transferred from HBDC, all of which were members on individual and family major medical policies.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of television advertising, radio advertising, print advertising, direct mail, email and other activities that drive consumers directly to our website.

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

Our average cost of acquiring new members, measured as total marketing and advertising expenses for the quarter divided by the number of individuals included on applications for individual and family product offerings submitted during the quarter, was $74.73 in the three months ended September 30, 2009 compared to $65.34 in the three months ended September 30, 2008. This increase was primarily driven by increased expenses in our online advertising channel due to increased cost-per-click in paid keyword search advertising for keywords relevant to our business, a decline in the rate at which individuals coming to our ecommerce platform through the online advertising channel submitted individual and family health insurance applications and a decline in the average number of individuals applying for individual and family health insurance per submitted application. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website or increase our brand awareness.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of September 30, 2008 and 2009 and for the three months ended September 30, 2008 and 2009 (unaudited):

Key Metrics:	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
Operating cash flows (1)	$8,257,000	$7,649,000

IFP submitted applications (2)	117,300	131,200

IFP approved members (3)	100,800	111,100
Total approved members (4)	144,400	146,900

Total revenue (5)	$28,475,000	$35,123,000
Total revenue per estimated member for the period (6)	$48.19	$49.00

	As of September 30, 2008	As of September 30, 2009
IFP estimated membership (7)	506,100	630,900
Total estimated membership (8)	602,100	726,600

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
Marketing and advertising expenses (9)	$11,502,000	$14,266,000
Marketing and advertising expenses as a percentage of total revenue (10)	40%	41%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	39%	43%
Marketing partners (12)	33%	31%
Online advertising (13)	28%	26%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$65.34	$74.73

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation.
(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.
(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two). Ending membership includes an estimated number of members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer, of approximately 25,000 members.
(7)	Estimated number of members active on IFP insurance policies as of the date indicated. Amounts as of September 30, 2009 include the estimated number of members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer, of approximately 25,000 members.
(8)	Estimated number of members active on all insurance policies as of the date indicated. Amounts as of September 30, 2009 include the estimated number of members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer, of approximately 25,000 members.
(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.
(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.
(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three and nine months ended September 30, 2008 and 2009 which had a material impact on our allowance for forfeitures.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying condensed consolidated statements of income and comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The grant date fair value of our stock-based awards is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using the simplified method, as we do not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

During the three and nine months ended September 30, 2009, we recorded stock-based compensation expense totaling $1.3 million and $3.4 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

Accounting for Income Taxes

We account for income taxes using the liability method. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as tax shortfalls related to share-based payments. During the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $3.2 million and $9.2 million, respectively, representing effective tax rates of approximately 48% and 46%, respectively. During the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $2.4 million and $8.2 million, respectively, representing an effective tax rate of approximately 44%. Our effective tax rates in the three and nine months ended September 30, 2009 were higher than statutory federal and state tax rates due to approximately $0.2 million and $0.3 million, respectively, of tax shortfalls related to share-based payments, as well as $0.1 million of penalties and interest associated with our unrecognized tax benefits recorded during the three months ended September 30, 2009.

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

Due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California as well as the expected utilization of our remaining federal net operating losses during 2009, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $4.0 million increase in additional paid-in capital and a $1.0 million increase in other non-current liabilities, respectively, in the consolidated balance sheet as of September 30, 2009. Additionally, the $4.0 million of realized excess tax benefits related to share-based payments is classified in the condensed consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow. We expect to continue utilizing excess tax benefits related to share-based payments and other unrecognized tax benefits in 2009, which will result in further increases to additional paid-in capital and other non-current liabilities.

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

Fair Value Measurements

We define fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We classify the inputs used to measure fair value into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of September 30, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. We adopted certain provisions of FASB ASC Topic 820 effective January 1, 2008 (see Note 3, Fair Value Measurements, to our condensed consolidated financial statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of FASB ASC Topic 820 with respect to our non-financial assets and non-financial liabilities during the first quarter of 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

During the three and nine months ended September 30, 2008 and 2009, net unrealized gains and losses incurred on our marketable securities were not significant, and, as of December 31, 2008 and September 30, 2009, we carried net unrealized gains on our marketable securities of $0.2 million and $0.1 million, respectively, which are reported as a component of stockholders’ equity in the consolidated balance sheets and comprehensive income in the consolidated statements of income and comprehensive income. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. We did not realize any losses on our marketable securities during the three and nine months ended September 30, 2008 and 2009.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2008 and 2009 (dollars in thousands, unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
Revenue:
Commission	$25,788	91%	$31,086	89%	$74,663	91%	$89,229	89%
Sponsorship, licensing and other	2,687	9	4,037	11	7,593	9	11,250	11

Total revenue	28,475	100	35,123	100	82,256	100	100,479	100
Operating costs and expenses:
Cost of revenue-sharing	469	2	1,470	4	1,338	2	3,588	4
Marketing and advertising	11,502	40	14,266	41	30,633	37	40,631	40
Customer care and enrollment	3,722	13	3,651	10	10,655	13	11,100	11
Technology and content	3,565	13	4,126	12	10,548	13	11,539	11
General and administrative	4,731	17	5,119	15	13,475	16	14,671	15

Total operating costs and expenses	23,989	84	28,632	82	66,649	81	81,529	81

Income from operations	4,486	16	6,491	18	15,607	19	18,950	19
Interest and other income, net	935	3	143	0	3,085	4	800	1

Income before income taxes	5,421	19	6,634	19	18,692	23	19,750	20
Provision for income taxes	2,400	8	3,182	9	8,173	10	9,161	9

Net income	$3,021	11%	$3,452	10%	$10,519	13%	$10,589	11%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Marketing and advertising	$151	$184	$484	$580
Customer care and enrollment	49	92	200	240
Technology and content	203	312	653	814
General and administrative	552	702	1,272	1,794

Total	$955	$1,290	$2,609	$3,428

Three and Nine Months Ended September 30, 2008 and 2009

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Commission	$25,788	$31,086	$5,298	21%	$74,663	$89,229	$14,566	20%
Percentage of total revenue	91%	89%			91%	89%
Sponsorship, licensing and other	$2,687	$4,037	$1,350	50%	$7,593	$11,250	$3,657	48%
Percentage of total revenue	9%	11%			9%	11%

Total revenue	$28,475	35,123	$6,648	23%	$82,256	$100,479	$18,223	22%

Three Months Ended September 30, 2009 and 2008—Commission revenue increased $5.3 million, or 21%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to an increase in our membership. Our estimated membership increased to approximately 726,600 at September 30, 2009 from the 602,100 members we reported at September 30, 2008. Estimated membership at September 30, 2009 includes approximately 25,000 members, net of estimated cancellations, transferred from Health Benefits Direct Corporation (“HBDC”) during 2009. Sponsorship, licensing and other revenue increased $1.4 million, or 50%, in the three months ended September 30, 2009 compared to three months ended September 30, 2008, primarily due to an increase of $0.9 million from licensing arrangements related to our technology and an increase of $0.4 million related to sales of carrier sponsorship advertising on our website.

Nine Months Ended September 30, 2009 and 2008—Commission revenue increased $14.6 million, or 20%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to an increase in our membership. Sponsorship, licensing and other revenue increased $3.7 million, or 48%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to an increase of $2.0 million from licensing arrangements related to our technology and an increase of $1.4 million related to sales of carrier sponsorship advertising on our website. Sponsorship, licensing and other revenue for the nine months ended September 30, 2008 included the recognition of $0.5 million of revenue relating to a one-time, non-recurring item.

Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and nine months ended September 30, 2008 and 2009 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Aetna	14%	17%	13%	16%
Wellpoint	16%	15%	16%	15%
UnitedHealthcare	17%	14%	17%	14%

We expect total revenue to increase in absolute dollars in 2009 compared to 2008 as a result of growth in our membership as well as growth in our sponsorship and licensing businesses.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Cost of revenue-sharing	$469	$1,470	$1,001	213%	$1,338	$3,588	$2,250	168%
Percentage of total revenue	2%	4%			2%	4%

Three Months Ended September 30, 2009 and 2008—Cost of revenue-sharing increased $1.0 million, or 213%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily as a result of our agreement with HBDC whereby we pay them a percentage of the commission revenue we receive related to certain health insurance members that were transferred to us. To a lesser extent, cost of revenue-sharing increased as a result of an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing increased to 4% for the three months ended September 30, 2009 from 2% for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 and 2008—Cost of revenue-sharing increased $2.3 million, or 168%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily as a result of our agreement with HBDC. To a lesser extent, cost of revenue-sharing increased as a result of an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing increased to 4% for the nine months ended September 30, 2009 from 2% for the nine months ended September 30, 2008.

We expect our cost of revenue-sharing to increase in absolute dollars in 2009 compared to 2008 primarily as a result of the transfer of members from HBDC during 2009 and due to an increase in the number of members referred to our website during 2009 by marketing partners with whom we have revenue-sharing arrangements.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Marketing and advertising	$11,502	$14,266	$2,764	24%	$30,633	$40,631	$9,998	33%
Percentage of total revenue	40%	41%			37%	40%

Three Months Ended September 30, 2009 and 2008—Marketing and advertising expenses increased $2.8 million, or 24%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This was primarily due to an increase in our online advertising expenses of $2.0 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Additionally, compensation and benefits costs attributable to marketing and advertising personnel increased $0.4 million associated with an increase in marketing and advertising personnel. We also experienced a decline in the rate at which individuals coming to our ecommerce platform through the direct, marketing partner and online advertising member acquisition channels submitted health insurance applications, along with a decline in the average number of individuals applying for health insurance per application submitted through the direct, marketing partner and online advertising member acquisition channels. As a result, our acquisition cost per member, measured as total marketing and advertising expenses for the quarter divided by the number of members included on applications for individual and family product offerings submitted during the quarter, increased 14% to $74.73 in the three months ended September 30, 2009 from $65.34 in the three months ended September 30, 2008. As a percentage of total revenue, total marketing and advertising expenses increased to 41% in the three months ended September 30, 2009 from 40% in the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 and 2008—Marketing and advertising expenses increased $10.0 million, or 33%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This was primarily due to an increase in our online advertising expenses of $5.4 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Marketing partner expenses increased $2.1 million due to an increase in the cost per application and the growth in the number of applications submitted on our website through the marketing partner channel. Additionally, compensation and benefits costs attributable to marketing and advertising personnel increased $1.4 million. As a percentage of total revenue, total marketing and advertising expenses increased to 40% in the nine months ended September 30, 2009 from 37% in the nine months ended September 30, 2008.

We expect our marketing and advertising expenses to increase in absolute dollars in 2009 compared to 2008 due to an increase in our online marketing and advertising expenditures during 2009, including paid keyword search advertising. As a result, we expect the average cost of acquiring new members to be higher in 2009 than it was in 2008. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three member acquisition channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs attributable to marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Customer care and enrollment	$3,722	$3,651	$(71)	(2)%	$10,655	$11,100	$445	4%
Percentage of total revenue	13%	10%			13%	11%

Three Months Ended September 30, 2009 and 2008—Customer care and enrollment expenses decreased $0.1 million, or 2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. As a percentage of total revenue, customer care and enrollment expenses decreased to 10% in the three months ended September 30, 2009 from 13% in the three months ended September 30, 2008 as a result of economies of scale achieved by our customer care and enrollment operations.

Nine Months Ended September 30, 2009 and 2008—Customer care and enrollment expenses increased $0.4 million, or 4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to an increase in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 11% in the nine months ended September 30, 2009 from 13% in the nine months ended September 30, 2008 as a result of economies of scale achieved by our customer care and enrollment operations.

We expect customer care and enrollment expenses to increase in absolute dollars in 2009 compared to 2008 as a result of additional personnel hired to service the growth in health insurance applications submitted through our website during 2009.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Technology and content	$3,565	$4,126	$561	16%	$10,548	$11,539	$991	9%
Percentage of total revenue	13%	12%			13%	11%

Three Months Ended September 30, 2009 and 2008—Technology and content expenses increased $0.6 million, or 16%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was primarily due to an increase of $0.4 million in compensation and benefits costs associated with an increase in technology and content personnel. Additionally, stock-based compensation expense increased due to additional equity grants to employees in our technology and content departments. As a percentage of total revenue, technology and content costs decreased to 12% in the three months ended September 30, 2009 from 13% in the three months ended September 30, 2008 as a result of economies of scale achieved by our technology and content operations.

Nine Months Ended September 30, 2009 and 2008—Technology and content expenses increased $1.0 million, or 9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to an increase of $0.6 million in compensation and benefits costs associated with an increase in technology and content personnel. Additionally, rent expense increased due to additional data center space and depreciation expense increased due to purchases of computer hardware and software related to our website. As a percentage of total revenue, technology and content costs decreased to 11% in the nine months ended September 30, 2009 from 13% in the nine months ended September 30, 2008 as a result of economies of scale achieved by our technology and content operations.

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

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
General and administrative	$4,731	$5,119	$388	8%	$13,475	$14,671	$1,196	9%
Percentage of total revenue	17%	15%			16%	15%

Three Months Ended September 30, 2009 and 2008—General and administrative expenses increased $0.4 million, or 8%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to an increase in compensation and benefits costs associated with an increase in our general and administrative personnel and an increase in stock-based compensation expense due to additional equity grants to employees in our general and administrative departments and to board members. As a percentage of total revenue, general and administrative expenses decreased to 15% in the three months ended September 30, 2009 from 17% in the three months ended September 30, 2008 as a result of economies of scale achieved by our general and administrative operations.

Nine Months Ended September 30, 2009 and 2008—General and administrative expenses increased $1.2 million, or 9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to an increase in compensation and benefits costs of $0.9 million associated with an increase in our general and administrative personnel. Additionally, stock-based compensation expense increased $0.5 million due to additional equity grants to employees in our general and administrative departments and to board members. Partially offsetting these increases were decreases in recruiting costs and project consultant fees. As a percentage of total revenue, general and administrative expenses decreased to 15% in the nine months ended September 30, 2009 from 16% in the nine months ended September 30, 2008 as a result of economies of scale achieved by our general and administrative operations.

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

Interest and Other Income, Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Interest and other income, net	$935	$143	$(792)	(85)%	$3,085	$800	$(2,285)	(74)%
Percentage of total revenue	3%	0%			4%	1%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalent and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Three and Nine Months Ended September 30, 2009 and 2008—Interest and other income, net, decreased $0.8 million, or 85%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and decreased $2.3 million, or 74%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Interest income totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, and totaled $1.0 million and $3.2 million for the three and nine months ended September 30, 2008, respectively.

Cash, cash equivalents and marketable securities decreased $7.2 million in the nine months ended September 30, 2009 to $143.4 million at September 30, 2009 from $150.6 million at December 31, 2008. This decrease resulted from $29.4 million used to repurchase 1,827,193 shares of our common stock during the nine months ended September 30, 2009 and $1.3 million used for initial consideration paid to HBDC in connection with the transition of certain of its health insurance members to us. Partially offsetting these decreases was $20.7 million of cash generated from operations during the nine months ended September 30, 2009. As a percentage of total revenue, interest and other income, net, decreased to less than 1% and approximately 1% in the three and nine months ended September 30, 2009, respectively, from 3% and 4% in the three and nine months ended September 30, 2008, respectively.

We expect interest and other income, net, to amount to less than 1% of total revenue in 2009 as a result of the decline in the average yield we earn on our invested cash, cash equivalents and marketable securities during 2009.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2009	$	%	2008	2009	$	%
Provision for income taxes	$2,400	$3,182	$782	33%	$8,173	$9,161	$988	12%
Percentage of total revenue	8%	9%			10%	9%

Three and Nine Months Ended September 30, 2009 and 2008—During the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $3.2 million and $9.2 million, respectively, representing effective tax rates of approximately 48% and 46%, respectively. During the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $2.4 million and $8.2 million, respectively, representing an effective tax rate of approximately 44%. Our effective tax rates in the three and nine months ended September 30, 2009 were higher than statutory federal and state tax rates due to approximately $0.2 million and $0.3 million, respectively, of tax shortfalls related to share-based payments, as well as $0.1 million of penalties and interest associated with our unrecognized tax benefits recorded during the three months ended September 30, 2009.

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

Liquidity and Capital Resources

At September 30, 2009, our cash, cash equivalents and marketable securities totaled $143.4 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock at the time, may be repurchased, for a total cost not to exceed $30 million. Share repurchases under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock repurchase program was completed in September 2009 when a cumulative balance of approximately $30 million of common stock, including commissions, had been repurchased. We funded the stock repurchase program from available working capital. For accounting purposes, common stock repurchased under the program was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented as if retired, using the cost method. As of September 30, 2009, we had repurchased 1,877,850 shares under the program for a total cost of $30 million.

The following table presents a summary of our cash flows for the nine months ended September 30, 2008 and 2009 (in thousands, unaudited):

	Nine Months Ended September 30,
	2008	2009
Net cash provided by operating activities	$22,750	$20,682
Net cash provided by (used in) investing activities	$(15,308)	$9,954
Net cash provided by (used in) financing activities	$1,642	$(24,759)

The cash flow statement for the nine months ended September 30, 2008 includes a $7.4 million cash flow benefit from taxes, of which approximately $7.2 million of tax benefit, primarily from the utilization of net operating loss carryforwards, is included in cash flow from operations and $0.2 million of net operating loss carryforwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flow from financing activities. The cash flow statement for the nine months ended September 30, 2009 includes a $9.1 million cash flow benefit from taxes, of which approximately $5.1 million of tax benefit, primarily from the utilization of net operating loss carryforwards, is included in cash flow from operations and $4.0 million of net operating loss carryforwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flow from financing activities.

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

Nine Months Ended September 30, 2009—Our operating activities generated cash of $20.7 million during the nine months ended September 30, 2009 and consisted of net income of $10.6 million adjusted by non-cash items of $6.8 million and cash provided by working capital and other activities of $3.3 million. Adjustments for non-cash items primarily consisted of $5.1 million of deferred income taxes, $3.4 million of stock-based compensation expense, $1.7 million of depreciation and amortization and $0.6 million of amortization and accretion on marketable securities, net, partially offset by $4.0 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of an increase of $2.0 million in other current liabilities, an increase of $1.1 million in accrued marketing expenses, a decrease of $0.5 million related to other assets and a decrease of $0.4 million related to prepaid expenses and other current assets, partially offset by a decrease of $0.6 million in accounts payable.

Nine Months Ended September 30, 2008—Our operating activities generated cash of $22.8 million during the nine months ended September 30, 2008 and consisted of net income of $10.5 million, adjusted by non-cash items of $10.8 million and cash provided by working capital and other activities of approximately $1.4 million. Adjustments for non-cash items primarily consisted of $7.1 million of deferred income taxes, $2.6 million of stock-based compensation expense and $1.3 million of depreciation and amortization. Cash provided by working capital and other activities primarily consisted of an increase of $1.5 million related to accrued marketing expenses and a decrease of $0.5 million in prepaid expenses and other current assets, partially offset by a decrease of $0.7 million in accrued compensation and benefits primarily due to the timing of payments for compensation and benefits.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and purchases of computer hardware and software to enhance our website and to support our growth. Marketable securities generally consist of investment grade corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

Nine Months Ended September 30, 2009—Net cash provided by investing activities of $10.0 million during the nine months ended September 30, 2009 was primarily attributable to maturities and sales of marketable securities of $48.9 million and $4.0 million, respectively, partially offset by purchases of marketable securities of $40.6 million, initial consideration of $1.3 million paid to HBDC in connection with customer transition and marketing agreements and capital expenditures of $1.1 million.

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

Financing Activities

Nine Months Ended September 30, 2009—Net cash used in financing activities of $24.8 million during the nine months ended September 30, 2009 related to $29.4 million used to repurchase 1,827,193 shares of our common stock, partially offset by $4.0 million of non-cash excess tax benefits from stock-based compensation and $0.6 million of net proceeds received from the issuance of common stock pursuant to stock option exercises.

Nine Months Ended September 30, 2008—Net cash provided by financing activities of $1.6 million during the nine months ended September 30, 2008 was primarily due to net proceeds received from the issuance of common stock pursuant to stock option exercises.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of September 30, 2009 (in thousands, unaudited):

Years Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service and Licensing Obligations	Total Obligations
2009 (3 months)	$558	$14	$373	$945
2010	1,985	57	1,243	3,285
2011	1,519	57	1,042	2,618
2012	1,335	14	587	1,936
Thereafter	445	—	—	445

Total	$5,842	$142	$3,245	$9,229

Operating Lease Obligations

We lease certain of our office, operating facilities, equipment and furniture and fixtures under various operating leases, the latest of which expires in October 2014. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

During the three months ended September 30, 2009, we extended the operating lease for our facility in San Francisco, California for an additional five years, expiring in October, 2014, and extended the operating leases for our headquarter facilities in Mountain View, California for an additional year, expiring in August 2010. In October 2009, we expanded our operating lease to include additional office space for our operations in China.

Capital Lease Obligations

In December 2008, we entered into a capital lease agreement for office equipment which expires in April 2012.

Service and Licensing Obligations

We have entered into service and licensing agreements with third-party vendors to provide various services, including website development, website hosting, network access, data center services and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in June 2012. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

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

Interest Rate Sensitivity

As of September 30, 2009, we had cash and cash equivalents of $100.0 million, which consisted primarily of cash and highly liquid money market instruments. We also had marketable securities of $43.4 million, which consisted primarily of U.S. government-sponsored enterprise and corporate debt securities with original maturities of more than 90 days but less than one year from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had been 10% lower during the three months ended September 30, 2009, our interest income would have declined by less than $0.1 million during that period, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. As of December 31, 2008 and September 30, 2009, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2008	September 30, 2009
		(unaudited)
Cash	$4,659	$4,041
Money market funds (1)	89,477	95,974
Bonds, commercial paper and certificates of deposit:
Government sector	38,003	39,085
Financial sector	12,176	3,089
Industrial sector	4,308	1,260
Utility sector	2,012	—

Total cash, cash equivalents and marketable securities	$150,635	$143,449

(1)	At December 31, 2008 and September 30, 2009, money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At September 30, 2009, we evaluated each of our unrealized losses, all of which are from U.S. government-sponsored enterprise bonds and discount notes, and determined them to be temporary. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

During the three and nine months ended September 30, 2008, we incurred net unrealized losses on our marketable securities of $0.4 million and $0.5 million, respectively. During the three and nine months ended September 30, 2009, net unrealized gains and losses incurred on our marketable securities were not significant. Net unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, during the period. We did not realize any losses on sales of marketable securities during the three and nine months ended September 30, 2009 and 2008.

We do not require collateral or other security for our accounts receivable. As of September 30, 2009, four carriers represented $1.2 million, or 53%, of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use and payment of commissions to agents and brokers to market individual and family health insurance products. Recently, there has been substantial national and state attention and debate regarding healthcare reform. President Obama and members of Congress have expressed their view that our healthcare system is in need of reform, and bills relating to healthcare reform are being debated in Congress. There are various proposals being discussed, including, among others, a mandate requiring individuals to be insured or face tax penalties, mandates that certain employers offer their employees group health insurance coverage or face tax penalties, requirements relating to employer contribution to employee health coverage, prohibition against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance, guaranteed renewability of health insurance plans, health insurance premium setting guidelines, requirements that insurance companies spend a certain amount of premiums on care, minimum benefit levels for health insurance plans, establishment of state and/or federal health insurance exchanges to facilitate access to health insurance, open enrollment periods for individual health insurance, creation of government-sponsored health insurance plans and subsidies and cost sharing credits to make health insurance more affordable for those below certain income levels. We cannot predict whether new federal legislation will be passed or what the final provisions of such legislation will be. As a result, the impact on our business is uncertain. Significant federal or state changes to the existing health insurance system, the individual and family health insurance market or in the manner in which health insurance is distributed in the United States, including some aspects of the proposals being debated, could increase competition, reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses or result in a reduction in the amount health insurance carriers pay for our services, any of which could materially harm our business, operating results and financial condition. For instance, the adoption of state or federal laws that promote or establish government-sponsored or partially government-sponsored healthcare, or promote government involvement in the health insurance system in other ways, could reduce or eliminate the number of individuals, families or small businesses seeking or permitted to purchase private health insurance or supplemental coverage, which would substantially reduce the demand for our service and materially harm our business, operating results and financial condition. In addition, we believe that consumer anticipation of healthcare reform has adversely impacted demand for the health insurance products we sell and that consumers have deferred applying for health insurance until the substance of healthcare reform becomes more clear to them. Speculation regarding healthcare reform or potential changes in the regulatory environment in which we operate also creates uncertainty that could lead to increased volatility and a reduction in our stock price.

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

We believe that we have been adversely impacted by recent economic conditions. We cannot be certain of the future impact that the recent recession will have on our business. A softening of demand for products and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of recent disruptions in the global financial markets or a decrease in general consumer confidence, may result in decreased revenue or growth. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance products with lower premiums for which we receive lower commissions. Legislative reaction to economic conditions may also negatively impact our operating results and financial condition. For example, the recently enacted American Recovery and Reinvestment Act includes a 65% federal subsidy for COBRA premiums for up to nine months for certain eligible workers. While the COBRA subsidy aspect of the law is scheduled to expire in December 2009, it may be extended. While it is not possible to determine the impact of the subsidy on our business, it may have caused, and may in the future cause, a decline in membership growth due to consumers electing COBRA coverage or our existing members cancelling existing policies for which we serve as the broker of record to take advantage of the subsidy. We experience a significant delay in learning about changes in our membership from health insurance carriers. Given this delay, we do not know to what extent the current economic environment has impacted our membership retention rates. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed.

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

Our growth depends upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. We recently have experienced a decline in this conversion rate. A number of factors have influenced, and could in the future influence, this conversion rate for any given period, some of which are outside of our control. These factors include:

•

changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers ability or willingness to pay for health insurance, extension of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business;

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they cannot afford health insurance. In addition, our members may choose to purchase new policies using a different agent if, for example, they are not satisfied with our customer service or the health insurance products that we offer. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins could be adversely impacted and our business, operating results and financial condition would be harmed.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 14% and 17% of our total revenue in the three months ended September 30, 2008 and 2009, respectively, from Aetna. We derived 16% and 15% of our total revenue in the three months ended September 30, 2008 and 2009, respectively, from carriers owned by Wellpoint. We derived 17% and 14% of our total revenue in the three months ended September 30, 2008 and 2009, respectively, from carriers owned by UnitedHealthcare. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. At various times, carriers have applied more stringent underwriting criteria and practices to applications for health insurance. These practices result in a decrease in the rate at which insurance policies submitted through our ecommerce platform are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

We also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements. These revisions may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from carriers and some of our marketing partners for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, our cost of acquiring members is significantly dependent on the rate at which consumers who click on paid advertisements submit health insurance applications. A decline in this rate could cause our cost of acquisition to increase significantly, which could harm our operating results. For instance, we recently have experienced a decline in growth with respect to the number of submitted applications in our online advertising channel, which we believe to have resulted from several factors, including a decline in the rate at which consumers who clicked on paid advertisements submitted health insurance applications and decreased contribution from secondary search engines. To the extent our submitted application growth rate from the online advertising channel does not improve, our overall membership growth could be adversely impacted, which would harm our operating results and financial condition.

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

We recently have experienced a decline in growth with respect to the number of submitted applications in our marketing partner customer acquisition channel, which we believe to have resulted from several factors, including a decline in the rate at which consumers referred to us by marketing partners submitted health insurance applications. To the extent our submitted application growth rate from the marketing partner customer acquisition channel does not improve, our overall membership growth could be adversely impacted, which would harm our operating results and financial condition.

We face risks in the event that we pursue new strategies and opportunities in segments of the health insurance market in which we do not currently operate.

We evaluate and explore new strategies and opportunities in segments of the health insurance market in which we do not currently operate, such as Medicare, where we may be able to leverage our technology. We may not adopt these new strategies, and even if we do, we cannot predict whether demand for any new product or service that we offer will be successful or result in increased membership or revenue. In addition, modifying our ecommerce platform or creating a new platform for these opportunities may be time consuming and expensive, and our pursuit of them would expose us to laws, regulations and business practices with which we are unfamiliar. If we are unable to successfully introduce new products and adopt new strategies for the growth of our business, our business and financial condition may be harmed.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are piloting the sale of health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We have recently entered into similar relationships with insurance companies to offer certain of those companies’ products throughout China. Additionally, we have recently entered, and may in the future continue to enter into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory and healthcare reimbursement environment and changes to the environment, our ability to attract qualified personnel and network security.

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

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. If we do not continue to grow our revenue from the sale of sponsorship advertising, or if our rate of growth declines, our business, operating results and financial condition may be harmed. Current economic conditions have adversely impacted the advertising industry in general. To the extent that they impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

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

Our HSA platform may not be successful.

We have developed a beta version of the business health savings account (“HSA”) platform to facilitate employer contributions to employee HSAs. We developed the platform to assist us in marketing and selling the high-deductible health insurance that is necessary to obtain in order to contribute to an HSA. We have entered into a relationship with a third party that helped to develop and assists in administering the HSA component of the platform, including its HSA bank account component. This third party has the relationship with one or more banks that may act as custodian of the HSAs established in connection with the platform. The impact that future healthcare reform legislation will have on HSAs is unclear, but healthcare reform legislation could eliminate HSAs. It could also prohibit the sale of HSA qualifying health insurance or define the criteria for health insurance meeting the proposed mandate for consumers to obtain health insurance contained in proposed legislation so that it does not include HSA qualifying health insurance, which would reduce the demand for HSA qualifying health insurance and HSAs. The success of the business HSA platform will depend upon a number of other factors, including the attractiveness of the platform to businesses and employees; our effectiveness in engaging partners, such as associations, banks and other financial services partners, to market the platform; our ability to otherwise successfully market the platform and make it understandable and easy to navigate; our ability to maintain an effective relationship with the third party that assists in administering the HSA component of the platform; our ability and this third party’s ability to maintain a relationship with a bank that acts as custodian for the HSAs opened using the platform; our ability to enter into and maintain a relationship with a bank that will act as processor for the debit cards that relate to the HSAs opened using the platform; the ability of the third party and a bank to successfully manage and operate the HSA aspects of the platform; our ability and the ability of the third party and relevant bank to avoid process breakdowns, malfunctions, technical difficulties and bugs in the platform; the performance, reliability and availability of the platform and our success in training our customer care center representatives to adequately serve consumers desiring assistance with respect to HSAs. We are dependent upon third parties to operate the platform, and the platform’s success depends in part on our ability to maintain effective relationships with those parties as well as their allocation of sufficient resources and commitment to develop the platform within certain timeframes.

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

We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage in the distribution of individual, family and small business health insurance. We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. Although we have pending patent applications in the United States, they may not result in issued patents. We have not filed for protection of our intellectual property in any foreign jurisdiction other than China. We have Chinese-registered computer software copyrights for an internally-developed software system and a project management tool and have filed certain trademark applications in China. We have not filed any patent applications in China. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents if issued, may be held invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected in China as they are in the United States. Any United States or other patents issued to us may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Accounting Standards Board U.S. generally accepted accounting principles (“U.S. GAAP”) relating to accounting for income taxes. In addition, U.S. GAAP applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

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

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. We cannot guarantee that we will be free of security breaches. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance products in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition.

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

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	actual or anticipated regulatory developments in the United States or foreign countries, including healthcare reform legislation in the United States;

•	major catastrophic events;

•	announcements or developments relating to the economy;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.

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

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares, representing ten percent of eHealth’s outstanding common stock at the time, may be repurchased, for a total cost not to exceed $30 million. Share repurchases under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock repurchase program was completed in September 2009 when a cumulative balance of approximately $30 million of common stock, including commissions, had been repurchased. For accounting purposes, common stock repurchased under the program was recorded based upon the settlement date of the applicable trade. The table below provides information regarding our stock repurchases made during the three months ended September 30, 2009 under our stock repurchase program (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Number of Shares that May Yet be Repurchased	Approximate Dollar Amount of Shares that May Yet be Repurchased
					(in thousands)
July 1 - 31, 2009	—	$—	—	2,095,452	$24,767
August 1 - 31, 2009	720,754	$16.98	720,754	1,374,698	$12,527
September 1 - 30, 2009	744,598	$16.82	744,598	—	$—

	1,465,352	$16.90	1,465,352

All stock repurchases under the stock repurchase program were made on the open market. In addition to the 1,877,850 shares repurchased under our stock repurchase program as of September 30, 2009, we have in treasury 13,478 shares that were surrendered by employees in lieu of tax withholdings due for restricted stock units. As of December 31, 2008 and September 30, 2009, we had a total of 54,454 shares and 1,891,328 shares, respectively, held in treasury. Such repurchased shares are held in treasury and are presented as if retired, using the cost method.

ITEM 6.	EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number		Description of Exhibit

10.16.5	†	Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

10.16.6	†	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2009.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.16.5	†	Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

10.16.6	†	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.