Form 10-K
period 2009-12-31
eHealth, Inc.
filed 2010-03-05
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2009, the aggregate market value of its shares (based on a closing price of $17.66 per share) held by non-affiliates was $334,031,536. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2010, 23,477,348 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 15, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

i

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning elements of our strategy; expenditures related to the development of our business; factors on which our future growth will depend; factors that influence conversion rates; our plan to market and sell Medicare products and the factors on which our success will depend; our plans to expand our operations and enter into relationships with marketing partners in China; expansion of aspects of our business; sufficiency of our existing facilities to meet future needs; our plan not to pay dividends in the foreseeable future; our expected investment in 2010 in our Medicare business; our expectation that total revenue will increase in absolute dollars; our expectation that our cost of revenue-sharing expense will decrease in absolute dollars; exploration of new marketing initiatives; our expectation that marketing and advertising expenses will increase in absolute dollars and as a percentage of revenue; increase in our cost of acquiring members and factors impacting such increase; our expectation that customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars; estimates relating to critical accounting policies and related impact on our financial statements; our expectation that stock based compensation will increase; our utilization of certain tax benefits and the related impact on our financial statements and our cash outlay for taxes for 2010; expectations regarding our future effective tax rate; our expectation regarding interest and other income, net as a percentage of total revenue in 2010; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments; our potential for collection issues with health insurance carriers; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

We were incorporated in Delaware in November 1997. Our headquarters are located at 440 East Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 584-2700. Our corporate internet website addresses are www.ehealth.com and www.ehealthinsurance.com.We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. The information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Expand Our Network of Marketing Partners and Other Member Acquisition Programs. We plan to develop and expand our marketing relationships with banking, insurance, mortgage and other Internet services and association partners. We also plan to continue our investments in other member acquisition sources such as traditional media, paid search and other forms of online advertising.

Expand our Technology Licensing Business. Our technology licensing business allows health insurance carriers to use our ecommerce platform to market and sell their own health insurance products on their websites. It also allows their agents to utilize our technology to power online quoting, content and application submission processes. We intend to attempt to further penetrate the market for online sales solutions for health insurance carriers and their agents. Growth in this business will allow us to enter new markets and participate in business transacted in the traditional agent distribution channel.

Grow Our Online Sponsorship Advertising Business. Our online sponsorship advertising business allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, much like paid search on Google or Yahoo!. Our sponsorship program enables carriers to achieve cost-effective advertising campaigns, because their advertisements are targeted directly to consumers shopping for health insurance products in specific markets. We intend to attempt to further expand our sponsorship program to additional health insurance carriers, markets and products.

Extend our Business to the Sale of Health Insurance to Seniors. We plan to continue to extend our business to market health insurance products to senior citizens, including Medicare Supplement, Medicare Advantage and Medicare Part D policies. We intend to continue to extend the capabilities of our ecommerce platform to market these products and to enter into relationships with health insurance carriers to act as an agent in their sale.

Our Platform and Technology

Our ecommerce platform organizes and presents voluminous and complex health insurance information in an unbiased and objective format and empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance products. The products we offer include major medical health insurance coverage such as preferred provider organization, health maintenance organization and indemnity plans, short-term medical insurance, student health insurance, health savings account eligible health insurance plans and ancillary products such as dental, vision and life insurance.

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

Carrier Relationships

We have developed partnerships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance products online. As of December 31, 2009, we had relationships with over 180 carriers, including large national carriers such as Aetna, Humana, UnitedHealthcare and Wellpoint, over 40 BlueCross BlueShield carriers, and well-established regional carriers such as Health Net, Kaiser Permanente and Unicare. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Revenue derived from Aetna represented approximately 16% of our total revenue in 2009, and revenue derived from carriers owned by Wellpoint and UnitedHealthcare represented approximately 15% and 14% of our total revenue in 2009, respectively. Our agreements with each of these carriers are terminable on short notice.

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

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing.

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

Technology and Content

We have a technology and content team consisting of 178 full-time employees as of December 31, 2009, of which 51 are located at our Mountain View and Gold River locations and 127 are located at our subsidiary in Xiamen, China. Our technology and content team is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.

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

Competition

The market for selling health insurance products is highly competitive. We compete with entities and individuals that offer and sell health insurance products utilizing traditional distribution channels, as well as the Internet. Our current or potential competitors include the tens of thousands of local insurance agents across the United States who sell health insurance products in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance (e.g., online quoting of health insurance product prices). Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. Most online agents operate in only one or very few states, and some represent only one or a limited number of health insurance carriers. In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their products directly to consumers.

Seasonality

The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. The reasons for these seasonal patterns are not entirely clear. As our business matures, other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change.

Employees

As of December 31, 2009, we had 520 full-time employees, of which 40 were in marketing and advertising, 185 were in customer care and enrollment, 178 were in technology and content and 117 were in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

MANAGEMENT

Executive Officers

The following table sets forth our current executive officers and their ages and the positions they held as of December 31, 2009.

Name	Age	Title
Gary L. Lauer	56	President and Chief Executive Officer
Stuart M. Huizinga	47	Senior Vice President and Chief Financial Officer
Robert S. Hurley	50	Senior Vice President of Carrier Relations
Bruce A. Telkamp	42	Executive Vice President of Business and Corporate Development
Dr. Sheldon X. Wang	50	Executive Vice President of Technology and Chief Technology Officer

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

Stuart M. Huizinga. Senior Vice President and Chief Financial Officer. Mr. Huizinga has served as senior vice president and chief financial officer since May 2000. Previously, Mr. Huizinga was a partner at Arthur Andersen LLP, an accounting firm. Mr. Huizinga holds a B.S. degree in business administration from San Jose State University and is a Certified Public Accountant (inactive) in the state of California.

Robert S. Hurley. Senior Vice President of Carrier Relations. Mr. Hurley has served as senior vice president of carrier relations since May 2007. Prior to becoming senior vice president of carrier relations, Mr. Hurley served as vice president of strategic initiatives from September 2003 to May 2007 and was responsible for our public and government relations efforts. From April 1999 to September 2003, Mr. Hurley was responsible for our customer care and enrollment functions. Mr. Hurley served as an associate vice president of sales and operations for the consumer business segment at Health Net, Inc., a managed healthcare company, and in various leadership roles at Foundation Health, a California health plan. Mr. Hurley holds a B.A. degree in law and society from the University of California, Santa Barbara.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance products. Recently, there has been substantial national and state attention and debate regarding healthcare reform. President Obama and members of Congress have expressed their view that our healthcare system is in need of reform, and bills relating to healthcare reform have been passed in the U.S. Senate and the U.S. House of Representatives. The bills contain, among other things, a mandate requiring individuals to be insured or face tax penalties, mandates that certain employers offer their employees group health insurance coverage or face tax penalties, requirements relating to employer contribution to employee health coverage, prohibition against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance, guaranteed renewability of health insurance plans, health insurance premium setting guidelines, requirements that insurance companies spend a certain percentage of premiums on non-administrative items, minimum benefit levels for health insurance plans, establishment of state and/or federal health insurance exchanges to facilitate access to and the purchase of health insurance, open enrollment periods for individual health insurance, creation of government-sponsored health insurance plans and subsidies and cost sharing credits to make health insurance more affordable for those below certain income levels. While recent political events may have stalled the effort to combine the healthcare reform bill passed in the Senate with the bill passed in the House of Representatives into a single bill that could be passed into law, President Obama is pushing Congress to pass healthcare reform as expressed in the bill passed by the Senate with certain modifications. Even if federal healthcare reform is not signed into law, state governments may enact their version of reform, which could be similar, or different from, current federal proposals. Significant federal or state changes to the existing health insurance system, the individual and family health insurance market or in the manner in which health insurance is distributed in the United States, including aspects of the bills passed in Congress, could increase competition, reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses or result in a reduction in the amount health insurance carriers pay for our services, any of which could materially harm our business, operating results and financial condition. For instance, the adoption of state or federal laws that promote or establish government-sponsored or partially government-sponsored healthcare, or promote government involvement in the health insurance system in other ways, could reduce or eliminate the number of individuals, families or small businesses seeking or permitted to purchase private health insurance or supplemental coverage using health insurance agents, which would substantially reduce the demand for our service and materially harm our business, operating results and financial condition. We believe that consumer anticipation of healthcare reform and confusion regarding its impact may have adversely impacted demand for the health insurance products we sell and that consumers have deferred applying for health insurance until the substance of healthcare reform becomes more clear to them. Should consumers continue to do so, our business, operating results and financial condition would be harmed. Speculation regarding healthcare reform or potential changes in the regulatory environment in which we operate also creates uncertainty that could lead to increased volatility and a reduction in our stock price.

Our rate of growth may decline.

We have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing and website technology development. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, our approved member growth has recently declined, and we had fewer members approved in the quarter ended December 31, 2009 than were approved in the quarter ended December 31, 2008. While the aggregate number of our members has continued to grow, if approved member growth continues to decline, our historical revenue growth may not be sustainable, which would harm our operating results and financial condition. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform and to maintain our relationship with existing members within historical levels. We will have significant difficulty in achieving revenue growth if our membership does not grow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months, in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate. In addition, a portion of our year-over-year growth has been attributable to revenue from our technology licensing and sponsorship advertising businesses. Because these sources of revenue are relatively new, we expect that it may be difficult to maintain their historical growth rates, which will impact our overall rate of growth. A continued decline in our growth rate would adversely impact investor perception of our business and our stock price.

The commission rates we receive are impacted by a variety of factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, our members’ states of residence and the laws and regulations in those jurisdictions and the amount of time policies have been active. Our commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these factors cause our commission rate per member to decline, our rate of revenue growth may decline.

We expect the average cost of acquiring new members to increase, which may harm our operating results.

We expect the average cost of acquiring new members to be higher in 2010 than it was in 2009. We measure the average cost of acquiring new members as total marketing and advertising expenses for the year divided by the number of individuals included on applications for individual and family health insurance submitted during the year. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. We expect marketing and advertising costs will increase primarily due to increases in the amounts we spend for online marketing, including paid search advertising, increases in the amounts we pay marketing partners to refer consumers to our website and increases in compensation and benefits costs attributable to marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website. If these increases in marketing and advertising costs do not result in an increase in submitted applications and a corresponding increase in our member base, our business, operating results and financial condition would be harmed.

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

Our business model is characterized primarily by recurring revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. Although our services are complete upon the approval of a member’s application, we receive commissions and record related revenue, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. A significant component of our marketing and advertising expenses consists of payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. In addition, if we incur other unanticipated or one- time expenses in a particular quarter or if we lose a significant amount of our member base for any reason, we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members. As a result, our quarterly results may suffer due to unanticipated expenses, one-time charges or significant member turnover.

Current economic conditions and other factors beyond our control may negatively impact our business, operating results and financial condition.

Our revenue depends upon demand for health insurance in the individual, family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, an increased number of individuals have become self-employed or unemployed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers have sought to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We have no control over the economic and other factors that influence these trends, and they may reverse, including as a result of healthcare reform legislation. If economic or other factors beyond our control negatively impact our business, our operating results and financial condition could be harmed.

We believe that demand for the products and services we offer has been adversely impacted by recent economic conditions. We cannot be certain of the future impact that the recent recession will have on our business. A further softening of demand for products and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of recent disruptions in the global financial markets or a decrease in general consumer confidence, will result in decreased revenue and growth. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance products with lower premiums for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose products are offered on our ecommerce platform, and they may, among other things, determine to reduce their commission rates, increase premiums or reduce benefits, change their underwriting practices so that fewer health insurance applications are approved or decrease the amount they are willing to spend for marketing purposes, all of which would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

Legislative reaction to economic conditions may also negatively impact our operating results and financial condition. For example, the recently enacted American Recovery and Reinvestment Act included a 65% federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. As

originally enacted, the subsidy applied to COBRA premiums for up to nine months for workers whose employment was involuntarily terminated after September 1, 2008 and were otherwise eligible for extended COBRA health coverage under their group health insurance plan. While the COBRA subsidy program was scheduled to expire and become unavailable for those whose employment was involuntarily terminated after December 2009, the eligibility period has been extended, most recently to March 2010, and may be extended again in the future. In connection with an initial extension of the eligibility period, the duration of the period the government would provide the subsidy to those eligible was extended from nine months to fifteen months. While it is not possible to determine the impact of the subsidy on our business, it may have caused, and may in the future cause, a significant decline in our membership and revenue growth as a result of consumers electing COBRA coverage rather than purchasing health insurance through us and members cancelling existing policies for which we serve as the broker of record to take advantage of the subsidy.

Economic conditions have caused interest rates to decline, and they may decline even further. We have experienced a significant reduction in the rate of return on our investments both as a result of the decline in interest rates and as a result of our implementation of more conservative investment policies. Economic conditions could materially and adversely impact our investments in the future, including loss of our principal investment, despite our implementation of more conservative investment policies.

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

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. We recently have experienced a decline in this conversion rate. A number of factors have influenced, and could in the future influence, this conversion rate for any given period, some of which are outside of our control. These factors include:

•

changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers ability or willingness to pay for health insurance, extension of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business;

•	the quality of and changes to the consumer experience on our ecommerce platform or with our customer care center;

•	the variety and affordability of the health insurance products that we offer;

•	system failures or interruptions in the operation of our ecommerce platform or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

•	the health insurance carriers offering the health insurance products for which consumers have expressed interest, and the degree to which our technology is integrated with those carriers;

•	health insurance carrier underwriting practices and guidelines applicable to applications submitted by consumers and the amount of time a carrier takes to make a decision on that application; and

•	competitive offerings.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platform into members suffers, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 14% and 16% of our total revenue in the years ended December 31, 2008 and 2009, respectively, from Aetna. We derived 16% and 15% of our total revenue in the years ended December 31, 2008 and 2009, respectively, from carriers owned by Wellpoint. We derived 17% and 14% of our total revenue in the years ended December 31, 2008 and 2009, respectively, from carriers owned by UnitedHealthcare. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

From time to time, health insurance carriers may experience negative publicity as a result of consumer perception of, and reaction to, certain underwriting practices, news events or other matters. For example, health insurance carriers in California have experienced negative publicity relating to premium rate increases. Negative publicity experienced by our carrier partners may in turn adversely affect us, even if we are not involved, due to our business relationship with the carriers. If it does, our business, operating results and financial condition could be harmed.

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

Health insurance carriers could determine to reduce the commissions paid to us or change their underwriting practices in ways that reduce the number of insurance policies sold through our ecommerce platform, which could harm our business and operating results.

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

We also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements. These revisions may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from carriers and some of our marketing partners for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, our cost of acquiring members is significantly dependent on the rate at which consumers who click on paid advertisements submit health insurance applications. A decline in this rate could cause our cost of acquisition to increase significantly, which could harm our operating results. For instance, we previously have experienced a decline in growth with respect to the number of submitted applications in our online advertising channel, which we believe to have resulted from several factors, including a decline in the rate at which consumers who clicked on paid advertisements submitted health insurance applications and decreased contribution from secondary search engines. To the extent our submitted application growth rate from the online advertising channel declines, our overall membership growth could be adversely impacted, which would harm our operating results and financial condition.

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

We recently have experienced a decline in growth with respect to the number of submitted applications in our marketing partner customer acquisition channel. For example, we had fewer applications submitted in the quarter ended December 31, 2009 than in the quarter ended December 31, 2008 in this channel. We believe the number of applications submitted in this channel may have been impacted by several factors, including consumer confusion regarding the timing and impact of proposed healthcare reform legislation, the challenging economic environment and the COBRA subsidy. To the extent our submitted application growth rate from the marketing partner customer acquisition channel does not improve, our overall membership growth would be adversely impacted, which would harm our operating results and financial condition.

We may not be successful in our efforts to market and sell Medicare related health insurance products.

We recently determined to market Medicare related health insurance products using our ecommerce platform, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these products as Medicare products. We plan to offer Medicare products to Medicare eligible individuals, who are predominately senior citizens over the age of 65.

We have limited experience marketing the availability of Medicare products. We determined to enter into the Medicare product market, because we believe there is an increasing number of individuals becoming eligible for Medicare and that Medicare eligible individuals are increasingly using the Internet to shop for health insurance products that supplement Medicare. We also believe that on average member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare products compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare products would be materially and adversely impacted.

The success of our entry into the market for Medicare products will depend upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms to market these products on our ecommerce platform. As with our non-Medicare products, our revenue related to the marketing and sale of Medicare products is expected to consist predominantly of commissions paid to us from these health insurance carriers. If we are not successful in entering into relationships with health insurance carriers to market their Medicare products, or if we are unable to enter into a sufficient number of these relationships to offer Medicare eligible individuals the ability to choose from a number of products from different health insurance carriers in a particular jurisdiction, we may not be successful in marketing Medicare products, and our business, operating results and financial condition would be harmed.

Our success in expanding into the Medicare product market will depend upon a number of additional factors, including:

•

our ability to adapt our ecommerce platform to market Medicare products, including our development or acquisition of marketing tools and features important in the sale of Medicare products online and the modification of our existing user experience for new products targeted at a different demographic;

•	our success in marketing our ecommerce platform to senior citizens and in entering into business development relationships to drive Medicare eligible individuals to our ecommerce platform;

•	our ability to hire additional employees with experience in Medicare, including our ability to implement Medicare sales expertise into our customer care center;

•

our ability to comply with the numerous, complex and changing laws and regulations relating to the marketing and sale of Medicare products, including conforming our online and offline sales processes to those laws and regulations; and

•	the effectiveness with which health insurance carriers and agents market the availability of Medicare products from sources other than our ecommerce platform.

As a result of these factors, we may prove unsuccessful in marketing Medicare products, or our ability to do so may be delayed, either of which would harm our business, operating results and financial condition.

The marketing and sale of Medicare products are subject to numerous laws and regulations at the Federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D products are principally regulated by the U.S. Department of Health and Human Services, Centers for Medicare and Medicaid Services, or CMS. The marketing and sale of Medicare Supplement products are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare products are numerous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D products, change frequently. As a result of these laws and regulations, we will be required to alter our website and sales process and comply with several requirements that are not applicable to our sale of non-Medicare related health insurance products. We may not be able to do so successfully and additional laws and regulations may be implemented to make our marketing and sale of Medicare products more difficult or prohibit our marketing them altogether. In addition, the impact that healthcare reform legislation, if any, will have on the market for Medicare products is unclear, but it could change demand for Medicare products, the way these products are delivered, the commissions that carriers pay to health insurance agents in connection with their sale or adversely impact us in other ways. In the event that laws and regulations adversely impact our ability to market the availability of any type of Medicare product on our ecommerce platform, our business, operating results and financial condition would be harmed.

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

We also compete with a large number of local insurance agents across the United States that sell health insurance products in their local communities. Many of these traditional insurance agents utilize the Internet in various ways to acquire their customers. For instance, some local agents use “lead aggregator” services that use websites, Internet search engines and other forms of online advertising to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. We compete with lead aggregators for these consumers, and some lead aggregators have begun to use quoting and plan comparison tools similar to ours. In addition, a number of traditional agents operate websites that provide some form of online shopping experience for consumers interested in purchasing health insurance. Although some of these online agents only sell health insurance in a limited number of states and/or represent only a limited number of health insurance carriers, these agents could expand their service area and product offerings.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are selling health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We have recently entered into similar relationships with insurance companies to offer certain of those companies’ products throughout China. Additionally, we have recently entered, and may in the future continue to enter into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which healthcare delivery is financed and changes to such environment or manner, our ability to attract qualified personnel and network security.

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

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. If we do not continue to grow our revenue from the sale of sponsorship advertising, or if our rate of such growth declines, our business, operating results and financial condition may be harmed. Current economic conditions have adversely impacted the advertising industry in general. To the extent that economic conditions, healthcare reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

We may not be successful in licensing the use of our ecommerce technology to health insurance carriers and other third parties.

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. If we do not continue to grow our revenue from the license of our technology, or if the rate of growth declines, our business, operating results and financial condition may be harmed. The business of licensing the use of our technology to others could facilitate carrier, health insurance agent and other third party competition with us in the sale of health insurance over the Internet and is subject to a number of additional risks and uncertainties, including consumer and health insurance carrier adoption of our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to establish relationships with new health insurance carriers, the reliability and performance of our ecommerce platform and the relative cost of developing competing technology. If we are not able to offer health insurance carriers and other third parties a reliable platform to cost-efficiently offer their products over the Internet, our technology licensing business will be unsuccessful.

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

We provide information regarding health insurance on our website, through our customer care center and in other ways regarding health insurance in general and the health insurance plans offered on our website, including information relating to insurance premiums, coverage, benefits, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level relating to the accessibility and affordability of health insurance. If the information we provide on our website, through our customer care center or otherwise is not accurate or is construed as misleading, members, health insurance carriers and others could attempt to hold us liable for damages, and state regulators could attempt to subject us to penalties, revoke our license to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We have expanded our operations significantly and anticipate that further expansion will be required in order for us to grow our business. Growth we experience would place increasing and significant demands on our management, our operational and financial systems and infrastructure and our other resources. If we do not effectively manage growth, the quality of our services could suffer, which could harm our business, operating results and financial condition. In order to manage growth, we would need to hire, integrate and retain highly skilled and motivated employees. We would also be required to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

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

•	the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results;

•	we may have to issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the market price of our common stock; and

•	acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, on September 23, 2008, the state of California approved budget legislation which substantially limits the utilization of net operating losses and tax credits. The new law does not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limits the amount we can utilize in 2008 and 2009, resulting in an increase in cash taxes in those years. Since the majority of our state taxes are in California, where our headquarters are located, our cash outlay for federal and state taxes increased for the year ended December 31, 2009 compared to 2008, primarily as a result of this new law.

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

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2009:

Location	Approximate Square Footage	Primary Use
Mountain View, California – East Middlefield Road	17,740	Corporate headquarters, marketing and advertising, technology and content and general and administrative

Mountain View, California – North Whisman Road	7,744	General and administrative

Gold River, California	38,897	Customer care and enrollment, technology and content and general and administrative

San Francisco, California	6,500	Marketing and advertising and general and administrative

Xiamen, China	48,873	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

We lease or sublease all of these properties. We believe our existing facilities will be adequate to meet our needs for the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have also become, and may in the future become, involved in litigation in the ordinary course of our business.

ITEM 4.	Reserved

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 26, 2010, there were 90 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $16.70 per share on February 26, 2010 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
First Quarter 2009	$16.44	$11.67
Second Quarter 2009	$19.19	$14.05
Third Quarter 2009	$18.90	$14.20
Fourth Quarter 2009	$16.65	$13.07
Year 2009	$19.19	$11.67

	High	Low
First Quarter 2008	$35.31	$20.17
Second Quarter 2008	$28.31	$17.66
Third Quarter 2008	$17.05	$12.80
Fourth Quarter 2008	$15.68	$8.80
Year 2008	$35.31	$8.80

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2009, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares could be repurchased, for a total cost not to exceed $30 million. Share repurchases under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock repurchase program was completed in September 2009 when a cumulative balance of approximately $30 million of common stock, including commissions, had been repurchased. We funded the stock repurchase program from available working capital. For accounting purposes, common stock repurchased under the program was recorded based upon the settlement date of the applicable trade. Repurchased shares are held in treasury and are accounted for using the cost method. All stock repurchases under the stock repurchase program were made on the open market. As of December 31, 2009, we had repurchased 1,877,850 shares under the program at an average cost of $15.97 per share for a total cost of $30 million.

In addition to the 1,877,850 shares repurchased under our stock repurchase program as of December 31, 2009, we have in treasury 16,505 shares that were surrendered by employees in lieu of tax withholdings due for restricted stock units. As of December 31, 2009 and 2008, we had a total of 1,894,355 and 54,454 shares, respectively, held in treasury.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index for the period between our initial public offering on October 13, 2006 and December 31, 2009, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. Pursuant to Securities and Exchange Commission rules, the starting value of the investment in our common stock is based on the closing price of our common stock on October 13, 2006, or $22.90 per share. It is not based on our $14.00 per share initial public offering price.

	10/13/06	12/29/06	12/31/07	12/31/08	12/31/09
eHealth, Inc.	100.00	87.82	140.22	57.99	71.75
NASDAQ Composite	100.00	107.65	117.62	68.58	99.98
RDG Internet Composite	100.00	111.66	136.46	73.99	138.60

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share amounts)
Consolidated Statements of Income (Loss) Data:
Revenue:
Commission	$41,237	$58,943	$81,502	$100,839	$119,259
Sponsorship, licensing and other	515	2,367	6,289	10,872	15,631

Total revenue	41,752	61,310	87,791	111,711	134,890
Operating costs and expenses:
Cost of revenue-sharing	614	1,305	1,702	1,746	4,581
Marketing and advertising*	17,786	21,405	29,497	42,161	53,987
Customer care and enrollment*	8,822	10,991	12,137	14,379	14,769
Technology and content*	8,054	10,137	12,393	14,182	15,685
General and administrative*	7,108	9,482	16,046	17,983	20,028

Total operating costs and expenses	42,384	53,320	71,775	90,451	109,050

Income (loss) from operations	(632)	7,990	16,016	21,260	25,840
Interest and other income, net	239	1,326	5,287	3,714	938

Income (loss) before income taxes	(393)	9,316	21,303	24,974	26,778
Provision (benefit) for income taxes	21	(7,161)	(10,292)	10,806	11,431

Net income (loss)	$(414)	$16,477	$31,595	$14,168	$15,347

Net income (loss) per share:
Basic—common stock	$(0.09)	$1.91	$1.37	$0.57	$0.63
Basic—Class A nonvoting common stock	$(0.09)	$1.91	$—	$—	$—
Diluted—common stock	$(0.09)	$0.80	$1.22	$0.55	$0.61
Diluted—Class A nonvoting common stock	$(0.09)	$0.80	$—	$—	$—
Net income (loss):
Allocated to common stock	$(414)	$16,391	$31,595	$14,168	$15,347
Allocated to Class A nonvoting common stock	—	86	—	—	—

Net income (loss)	$(414)	$16,477	$31,595	$14,168	$15,347

Weighted average number of shares used in per share amounts:
Basic—common stock	4,661	8,590	23,092	24,963	24,309
Basic—Class A nonvoting common stock	3	45	—	—	—
Diluted—common stock	4,661	20,572	25,797	25,954	25,201
Diluted—Class A nonvoting common stock	3	45	—	—	—
* Includes stock-based compensation as follows:
Marketing and advertising	$97	$47	$218	$644	$803
Customer care and enrollment	6	42	138	266	325
Technology and content	62	226	611	898	1,194
General and administrative	26	139	539	1,686	2,513

Total	$191	$454	$1,506	$3,494	$4,835

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$9,415	$90,474	$121,514	$150,635	$153,523
Working capital	$3,636	$86,503	$126,845	$148,946	$148,891
Total assets	$15,165	$104,928	$147,453	$168,755	$169,708
Other non-current liabilities	$212	$317	$252	$628	$2,997
Convertible preferred stock	$86,319	$—	$—	$—	$—
Accumulated deficit	$(80,132)	$(63,655)	$(32,060)	$(17,892)	$(2,545)
Total stockholders’ equity (deficit)	$(78,181)	$95,740	$135,894	$154,979	$151,451

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We recently determined to market Medicare related health insurance products using our ecommerce platform, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We plan to offer Medicare products to Medicare eligible individuals, who are predominately senior citizens over the age of 65. We determined to enter into the Medicare product market, because we believe there is an increasing number of individuals becoming eligible for Medicare and that Medicare eligible individuals are increasingly using the Internet to shop for health insurance products that supplement Medicare. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare products compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. The success of our entry into the market for Medicare products will depend upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms to market these products on our ecommerce platform. As with our non-Medicare products, our revenue related to the marketing and sale of Medicare products is expected to consist predominantly of commissions paid to us from these health insurance carriers. We expect to invest approximately $3 million, primarily in the customer care and enrollment and technology and content areas, in 2010 to support and grow our Medicare business.

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 93%, 90% and 88% of our total revenue for the years ended December 31, 2007, 2008, and 2009, respectively. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. We also refer to the licensing arrangements as eCommerce On Demand, or eOD, arrangements. Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance market and corresponding growth in our membership. We estimate that as of December 31, 2009 we had approximately 728,000 members compared to an estimated 621,100 members at December 31, 2008. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation. During the year ended December 31, 2009, the number of members approved for individual and family major medical health insurance products grew 9% over the number of members that were approved during the year ended December 31, 2008. We recently have experienced slower year-over-year approved member growth, and we had fewer members approved in the quarter ended December 31, 2009 than were approved in the quarter ended December 31, 2008. Our approved member growth has been impacted by slower growth in submitted applications for individual and family health insurance products, more stringent underwriting by our health insurance carrier partners with respect to individual and family health insurance applications, a decline in the average number of individuals per submitted application that were approved for individual and family health insurance and a decrease in the number of submitted applications for small business and short-term health insurance products. We believe that our individual and family health insurance submitted application growth rate may have been adversely impacted by several factors, including consumer confusion related to the timing and impact of potential federal health care reform legislation, weak macro-economic conditions and the federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. The subsidy was implemented pursuant to the American Recovery and Reinvestment Act of 2009 and allows workers who are involuntarily terminated from employment between September 2008 and March 31, 2010 and otherwise eligible for COBRA health benefits to receive a 65% federal subsidy for COBRA health benefits. Proposals in Congress would extend the subsidy eligibility period through the end of 2010 if passed into law. We believe that the factors that have impacted our individual and family health insurance submitted application growth rate have persisted into the first quarter of 2010. To the extent that they continue to persist, they may continue to adversely impact our growth.

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

Revenue attributable to individual and family product offerings represented approximately 85%, 88% and 91% of our commission revenue in the years ended December 31, 2007, 2008 and 2009, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

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

Based on information currently available to us, we expect total revenue to increase in absolute dollars in 2010 compared to 2009 as a result of continued growth in our membership as well as growth in our sponsorship and licensing businesses.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For each of the years ended December 31, 2007, 2008 and 2009, applications submitted through us for individual and family health insurance from our direct channel constituted 40%, 39% and 42%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the years ended December 31, 2007, 2008 and 2009, applications submitted through us for individual and family health insurance products from our marketing partner member acquisition channel constituted approximately 31%, 33% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the years ended December 31, 2007, 2008 and 2009, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 29%, 28% and 26%, respectively, of all individual and family health insurance applications submitted on our website.

The number of applications submitted through us for individual and family health insurance increased 14% in the year ended December 31, 2009 compared to the year ended December 31, 2008. The 14% individual and family health insurance submitted application growth in the year ended December 31, 2009 was comprised of 24% growth in our direct channel, 11% growth in our marketing partner channel and 4% growth in our online advertising channel. We experienced slower individual and family health insurance submitted application growth in the second half of 2009 than we experienced in the first half of the year. Our individual and family health insurance submitted application growth was 6% in the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. We believe that our individual and family health insurance submitted application growth rate may have been adversely impacted by several factors, including confusion relating to the timing and impact of potential healthcare reform legislation, weak macro-economic conditions and the 65% federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA.

Operating Costs and Expenses

Cost of Revenue-Sharing

Cost of revenue-sharing consists primarily of payments made to Health Benefits Direct Corporation, or HBDC, as a result of a revenue-sharing arrangement whereby we pay HBDC a percentage of the commission revenue we receive related to certain health insurance members that HBDC transferred to us and payments made to marketing partners related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, these marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

We entered into customer transition and marketing agreements with HBDC in February 2009. Pursuant to the agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which is being amortized to cost of revenue-sharing expense as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments are also recognized as cost of revenue-sharing expense. During the year ended December 31, 2009, we became the broker of record on and recognized commission revenue from members transferred from HBDC, all of which were members on individual and family major medical policies. We expect cost of revenue-sharing expenses to decrease in absolute dollars in 2010 compared to 2009 as a result of an expected decrease in the amount of revenue-sharing payments we will make to HBDC due to a decline in the number of commission-generating members that were transferred to us from HBDC during 2009, and due to a decrease in amortization expense related to the initial consideration paid to HBDC.

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

We compensate a significant number of our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications we receive from such marketing partners increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses are influenced by these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered volume-incentive marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. An unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation, since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.

Our average cost of acquiring new members, if measured as total marketing and advertising expenses for the year divided by the number of individuals included on applications for individual and family health insurance submitted during the year, was $70.82 in 2009 compared to $61.68 in 2008. This increase was primarily driven by increased expenses in our online advertising channel due to increased cost-per-click in paid keyword search advertising for keywords relevant to our business, a decline in the rate at which individuals coming to our ecommerce platform through the online advertising channel submitted individual and family health insurance applications and a decline in the average number of individuals applying for individual and family health insurance per submitted application. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website or increase our brand awareness.

We expect our marketing and advertising expenses to increase in absolute dollars in 2010 compared to 2009 due to an increase in our online marketing and advertising expenditures during 2010, including paid keyword search advertising. As a result, we expect the average cost of acquiring new members to be higher in 2010 compared to 2009. As a percentage of total revenue in 2010, we expect our marketing and advertising expense to be equal to or higher than our 2009 expense as a percentage of total revenue.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in absolute dollars in 2010 compared to 2009 as a result of additional personnel and to develop future Medicare product sales capabilities.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our website. A majority of our technology and content group is located at our wholly owned subsidiary in China, where technology development costs are generally lower than in the United States. We expect technology and content expenses to increase in absolute dollars in 2010 compared to 2009 due to our continued focus on technology development, including the enhancement of our current ecommerce platform for Medicare product capabilities.

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, corporate development, investor relations, government relations, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting. We expect our general and administrative expenses to increase in absolute dollars in 2010 compared to 2009 due to the increased costs necessary to support the growth of our business.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2008 and 2009:

Key Metrics:	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Operating cash flows (1)	$5,846,000	$8,647,000	$8,257,000	$7,444,000	$4,722,000	$8,311,000	$7,649,000	$9,404,000
IFP submitted applications (2)	114,500	103,800	117,300	115,600	141,200	121,100	131,200	122,300
IFP approved members (3)	102,500	94,300	100,800	97,700	120,900	103,400	111,100	96,100
Total approved members (4)	143,400	132,600	144,400	131,200	157,700	135,800	146,900	124,400
Total revenue (5)	$26,280,000	$27,501,000	$28,475,000	$29,455,000	$31,917,000	$33,439,000	$35,123,000	$34,411,000
Total revenue per estimated member for the period (6)	$48.82	$48.34	$48.19	$48.16	$49.24	$48.21	$49.00	$47.31

	As of March 31, 2008	As of June 30, 2008	As of September 30, 2008	As of December 31, 2008	As of March 31, 2009	As of June 30, 2009	As of September 30, 2009	As of December 31, 2009
IFP estimated membership (7)	471,200	488,300	506,100	528,500	585,100	614,800	630,900	636,200
Total estimated membership (8)	558,200	579,600	602,100	621,100	680,100	707,100	726,600	728,000

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Marketing and advertising expenses (9)	$9,649,000	$9,482,000	$11,502,000	$11,528,000	$13,420,000	$12,945,000	$14,266,000	$13,356,000
Marketing and advertising as a percentage of total revenue (10)	37%	34%	40%	39%	42%	39%	41%	39%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	38%	40%	39%	40%	41%	43%	43%	44%
Marketing partners (12)	34%	32%	33%	32%	34%	33%	31%	29%
Online advertising (13)	28%	28%	28%	28%	25%	24%	26%	27%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$55.41	$60.39	$65.34	$65.35	$62.95	$73.45	$74.73	$73.38

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information, providing an electronic signature, and in some cases, providing a method for payment. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation.
(5)	Total revenue (from all sources) recognized during the period from the consolidated statements of income.
(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two). Ending membership includes an estimated 20,000 members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer.
(7)	Estimated number of members active on IFP insurance policies as of the date indicated. Amounts as of December 31, 2009 include an estimated 20,000 members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer.
(8)	Estimated number of members active on all insurance policies as of the date indicated. Amounts as of December 31, 2009 include an estimated 20,000 members transferred from Health Benefits Direct Corporation during 2009, net of estimated cancelations since their transfer.
(9)	Marketing and advertising expenses for the period from the consolidated statements of income.
(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.
(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2007, 2008 and 2009 which had a material impact on our allowance for forfeitures.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying consolidated statements of income and comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The grant date fair value of our stock-based awards is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using the simplified method, as we do not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

During the years ended December 31, 2007, 2008 and 2009, we recorded stock-based compensation expense totaling $1.5 million, $3.5 million and $4.8 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future as the number of equity awards issued and outstanding increases.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as excess tax benefits related to share-based payments. Our effective tax rate in 2009 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments, partially offset by an income tax adjustment related to an increase in our deferred income tax assets resulting from a reduction in estimated limitations on both our federal and California net operating loss carry forwards. Our effective tax rate in 2008 was higher than statutory federal and state tax rates primarily due to tax shortfalls related to share-based payments, as well as penalties and interest associated with our unrecognized tax benefits. Our effective tax rate in 2007 differed from the statutory federal tax rate primarily due to the releases of our valuation allowance against deferred tax assets in that year.

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards was suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards that we were able to utilize to reduce our taxes payable during 2008 and 2009, resulting in an increase in cash taxes paid to the state of California in 2008 and 2009. While this change in the California tax law did not impact our effective tax rate, our cash outlay for federal and state taxes increased to approximately 11% of pre-tax income in 2009 compared to 1% of pre-tax income 2008 and is expected to be approximately 3% to 5% of pre-tax income in 2010 assuming the state of California does not extend the suspension of the utilization of net operating loss carry forwards.

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

Due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California as well as the expected utilization of our remaining federal net operating losses during 2008 and 2009, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which increased additional paid-in capital in the consolidated balance sheets $0.3 million and $5.0 million as of December 31, 2008 and 2009, respectively, and increased other non-current liabilities in the consolidated balance sheets $0.4 million and $2.4 million as of December 31, 2008 and 2009, respectively. Additionally, the realized excess tax benefits related to share-based payments in 2008 and 2009 are classified in the consolidated statements of cash flows as both a financing cash inflow and an operating cash outflow. We expect to continue utilizing excess tax benefits related to share-based payments and other unrecognized tax benefits in 2010.

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

As of December 31, 2008 and 2009, we had approximately $2.8 million and $3.0 million, respectively, of unrecognized tax benefits. As of December 31, 2008 and 2009, there were $2.2 million and $2.4 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. We adopted certain provisions of FASB ASC Topic 820 effective January 1, 2008 (see Note 3, Fair Value Measurements, to our consolidated financial statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of FASB ASC Topic 820 with respect to our non-financial assets and non-financial liabilities during the first quarter of 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

During the years ended December 31, 2007, 2008 and 2009, net unrealized gains and losses incurred on our marketable securities were not significant, and, as of December 31, 2008 and 2009, we carried immaterial net unrealized gains on our marketable securities, which are reported as a component of stockholders’ equity in the consolidated balance sheets and comprehensive income in the consolidated statements of income and comprehensive income. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. We did not realize any losses on our marketable securities during the years ended December 31, 2007, 2008 and 2009.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the years ended December 31, 2007, 2008 and 2009 (dollars in thousands):

	Year Ended December 31,
	2007		2008		2009
Revenue:
Commission	$81,502	93%	$100,839	90%	$119,259	88%
Sponsorship, licensing and other	6,289	7	10,872	10	15,631	12

Total revenue	87,791	100	111,711	100	134,890	100
Operating costs and expenses:
Cost of revenue-sharing	1,702	2	1,746	2	4,581	3
Marketing and advertising	29,497	34	42,161	38	53,987	40
Customer care and enrollment	12,137	14	14,379	13	14,769	11
Technology and content	12,393	14	14,182	13	15,685	12
General and administrative	16,046	18	17,983	16	20,028	15

Total operating costs and expenses	71,775	82	90,451	81	109,050	81

Income from operations	16,016	18	21,260	19	25,840	19
Interest and other income, net	5,287	6	3,714	3	938	1

Income before income taxes	21,303	24	24,974	22	26,778	20
Provision (benefit) for income taxes	(10,292)	(12)	10,806	10	11,431	8

Net income	$31,595	36%	$14,168	13%	$15,347	11%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Year Ended December 31,
	2007	2008	2009
Marketing and advertising	$218	$644	$803
Customer care and enrollment	138	266	325
Technology and content	611	898	1,194
General and administrative	539	1,686	2,513

Total	$1,506	$3,494	$4,835

Years Ended December 31, 2007, 2008 and 2009

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue for the years ended December 31, 2007, 2008 and 2009 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change		Year Ended December 31, 2008	Change		Year Ended December 31, 2009
		$	%		$	%
Revenue:
Commission	$81,502	$19,337	24%	$100,839	$18,420	18%	$119,259
Sponsorship, licensing and other	6,289	4,583	73%	10,872	4,759	44%	15,631

Total revenue	$87,791	$23,920	27%	$111,711	$23,179	21%	$134,890

2009 compared to 2008—Commission revenue increased $18.4 million, or 18%, in 2009 compared to 2008, primarily due to an increase in our membership. Our estimated membership increased approximately 17% to 728,000 at December 31, 2009 from 621,100 at December 31, 2008. Estimated membership at December 31, 2009 includes approximately 20,000 members, net of estimated cancellations, transferred from Health Benefits Direct Corporation, or HBDC, during 2009. Sponsorship, licensing and other revenue increased $4.8 million, or 44%, in 2009 compared to 2008, primarily due to an increase of $2.6 million from licensing arrangements related to our technology and an increase of $1.7 million related to sales of carrier sponsorship advertising on our website.

2008 compared to 2007—Commission revenue increased $19.3 million, or 24%, in 2008 compared to 2007, primarily due to an increase in our membership. Our estimated membership increased approximately 20% to 621,100 at December 31, 2008 from 518,400 at December 31, 2007. Sponsorship, licensing and other revenue increased $4.6 million, or 73%, in 2008 compared to 2007, primarily due to increased sales of carrier sponsorship advertising on our website and, to a lesser extent, new licensing arrangements related to our technology.

Substantially all revenue for all years presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
Aetna	11%	14%	16%
Wellpoint	18%	16%	15%
UnitedHealthcare	19%	17%	14%

Based on information currently available to us, we expect total revenue to increase in absolute dollars in 2010 compared to 2009 as a result of continued growth in our membership as well as growth in our sponsorship and licensing businesses.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing for the years ended December 31, 2007, 2008 and 2009 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change		Year Ended December 31, 2008	Change		Year Ended December 31, 2009
		$	%		$	%
Cost of revenue-sharing	$1,702	$44	3%	$1,746	$2,835	162%	$4,581
Percentage of total revenue	2%			2%			3%

2009 compared to 2008—Cost of revenue-sharing increased $2.8 million, or 162%, in 2009 compared to 2008, primarily as a result of our agreement with HBDC whereby we pay them a percentage of the commission revenue we receive related to certain health insurance members that were transferred to us. Additionally, cost of revenue-sharing increased due to the amortization of the initial consideration paid to HBDC in the first quarter of 2009. To a lesser extent, cost of revenue-sharing increased as a result of an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing increased to 3% in 2009 from 2% in 2008.

2008 compared to 2007—Cost of revenue-sharing increased $44,000, or 3%, in 2008 compared to 2007, primarily due to a slight increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Included in cost of revenue-sharing in 2007 was $0.3 million of revenue-sharing expense related to commission revenue we recognized during the year associated with a partner who transferred certain small business members to us and with whom we share a percentage of the ongoing commissions we receive on these transferred policies. As a percentage of total revenue, cost of revenue-sharing remained at 2% in both 2008 and 2007.

We expect our cost of revenue-sharing expenses to decrease in absolute dollars in 2010 compared to 2009 as a result of an expected decrease in the amount of revenue-sharing payments we will make to HBDC due to a decline in the number of commission-generating members that were transferred to us from HBDC during 2009, and due to a decrease in amortization expense related to the initial consideration paid to HBDC.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2007, 2008 and 2009 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change		Year Ended December 31, 2008	Change		Year Ended December 31, 2009
		$	%		$	%
Marketing and advertising	$29,497	$12,664	43%	$42,161	$11,826	28%	$53,987
Percentage of total revenue	34%			38%			40%

2009 compared to 2008— Marketing and advertising expenses increased $11.8 million, or 28%, in 2009 compared to 2008. This was primarily due to an increase in our online advertising expenses of $7.1 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Marketing partner expenses increased $1.9 million due to an increase in the costs per application and the growth in the number of applications submitted on our website through the marketing partner channel during 2009 compared to 2008. Additionally, compensation and benefits costs attributable to marketing and advertising personnel increased $1.6 million associated with an increase in marketing and advertising personnel. We also experienced a decline in the rate at which individuals coming to our ecommerce platform through the direct, marketing partner and online advertising member acquisition channels submitted health insurance applications, along with a decline in the average number of individuals applying for health insurance per application submitted through the direct, marketing partner and online advertising member acquisition channels. As a result, our acquisition cost per member, measured as total marketing and advertising expenses for the year divided by the number of individuals included on applications for individual and family health insurance submitted during the year, increased 15% to $70.82 in 2009 from $61.68 in 2008. As a percentage of total revenue, total marketing and advertising expenses increased to 40% in 2009 from 38% in 2008.

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

Marketing partner expenses increased $3.7 million due to an increase in the costs per application and the growth in the number of applications submitted on our website through the marketing partner channel during 2008 compared to 2007. Additionally, direct advertising expenses increased $1.2 million as a result of television, radio and other marketing initiatives we undertook during the year. Finally, compensation and benefit costs of marketing and advertising personnel increased $0.5 million. Our acquisition cost per member increased 20% to $61.68 in 2008 from $51.30 in 2007. This increase was primarily due to the increases in online advertising expenditures, television and radio advertising expenditures and an increase in marketing partner channel expenses. As a percentage of total revenue, total marketing and advertising expenses increased to 38% in 2008 from 34% in 2007.

We expect our marketing and advertising expenses to increase in absolute dollars in 2010 compared to 2009 due to an increase in our online marketing and advertising expenditures during 2010, including paid keyword search advertising. As a result, we expect the average cost of acquiring new members to be higher in 2010 compared to 2009. As a percentage of total revenue in 2010, we expect our marketing and advertising expense to be equal to or higher than our 2009 expense as a percentage of total revenue. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three member acquisition channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs attributable to marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2007, 2008 and 2009 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change		Year Ended December 31, 2008	Change		Year Ended December 31, 2009
		$	%		$	%
Customer care and enrollment	$12,137	$2,242	18%	$14,379	$390	3%	$14,769
Percentage of total revenue	14%			13%			11%

2009 compared to 2008— Customer care and enrollment expenses increased $0.4 million, or 3%, in 2009 compared to 2008, primarily due to an increase in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 11% in 2009 from 13% in 2008 as a result of economies of scale achieved by our customer care and enrollment operations.

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

We expect customer care and enrollment expenses to increase in absolute dollars in 2010 compared to 2009 as a result of additional personnel and to develop future Medicare product sales capabilities.

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2007, 2008 and 2009 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change		Year Ended December 31, 2008	Change		Year Ended December 31, 2009
		$	%		$	%
Technology and content	$12,393	$1,789	14%	$14,182	$1,503	11%	$15,685
Percentage of total revenue	14%			13%			12%

2009 compared to 2008— Technology and content expenses increased $1.5 million, or 11%, in 2009 compared to 2008. This increase was primarily due to an increase of $0.9 million in compensation and benefits costs associated with an increase in technology and content personnel. Additionally, depreciation expense increased $0.3 million due to purchases of computer hardware and software related to our website and stock-based compensation costs increased $0.3 million due to additional equity grants to employees. As a percentage of total revenue, technology and content costs decreased to 12% in 2009 from 13% in 2008 as a result of economies of scale achieved by our technology and content operations.

2008 compared to 2007—Technology and content expenses increased $1.8 million, or 14%, in 2008 compared to 2007. This increase was primarily due to a $0.4 million increase in compensation and benefit costs associated with an increase in the number of personnel necessary to develop and maintain our technology and website content. Stock-based compensation costs increased $0.3 million due to additional equity grants to employees. Data center expenses increased $0.3 million due to a new lease for data center space, as well as new maintenance agreements for hardware and software. As a percentage of total revenue, technology and content costs decreased to 13% in 2008 from 14% in 2007 as a result of economies of scale achieved by our technology and content operations in 2008.

We expect technology and content expenses to increase in absolute dollars in 2010 compared to 2009 due to our continued focus on technology development, including the enhancement of our current ecommerce platform for Medicare product capabilities.

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2007, 2008 and 2009 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change		Year Ended December 31, 2008	Change		Year Ended December 31, 2009
		$	%		$	%
General and administrative	$16,046	$1,937	12%	$17,983	$2,045	11%	$20,028
Percentage of total revenue	18%			16%			15%

2009 compared to 2008— General and administrative expenses increased $2.0 million, or 11%, in 2009 compared to 2008, primarily due to an increase in compensation and benefits costs of $1.3 million associated with an increase in our general and administrative personnel. Additionally, stock-based compensation expense increased $0.8 million due to additional equity grants to employees in our general and administrative departments and to board members. Partially offsetting these increases were decreases in recruiting costs and project consultant fees. As a percentage of total revenue, general and administrative expenses decreased to 15% in 2009 from 16% in 2008 as a result of economies of scale achieved by our general and administrative operations.

2008 compared to 2007—General and administrative expenses increased $1.9 million, or 12%, in 2008 compared to 2007, primarily due to an increase in compensation, benefit and recruiting costs of $1.3 million associated with increased personnel in our finance and legal departments. Additionally, stock-based compensation expense increased $1.1 million due to additional equity grants to employees and directors. Partially offsetting these increases were decreases in legal and accounting fees of $0.5 million and $0.4 million, respectively. As a percentage of total revenue, general and administrative expenses decreased to 16% in 2008 from 18% in 2007.

We expect our general and administrative expenses to increase in absolute dollars in 2010 compared to 2009 due to the increased costs necessary to support the growth of our business.

Interest and Other Income, Net

The following table presents our interest and other income, net, for the years ended December 31, 2007, 2008 and 2009 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change		Year Ended December 31, 2008	Change		Year Ended December 31, 2009
		$	%		$	%
Interest and other income, net	$5,287	$(1,573)	(30)%	$3,714	$(2,776)	(75)%	$938
Percentage of total revenue	6%			3%			1%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalents and marketable securities balances, partially offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

2009 compared to 2008—Interest and other income, net, decreased $2.8 million, or 75%, in 2009 compared to 2008, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities during the year ended December 31, 2009 compared to the year ended December 31, 2008. Interest income totaled $1.0 million and $3.9 million for the years ended December 31, 2009 and 2008, respectively. Cash, cash equivalents and marketable securities increased from $150.6 million at December 31, 2008 to $153.5 million at December 31, 2009 primarily due to cash generated from operations of $30.1 million and net proceeds from the exercise of common stock options of $0.9 million, partially offset by $29.4 million used to repurchase 1,827,193 shares of our common stock, capital expenditures of $1.4 million and initial consideration of $1.3 million paid to HBDC in connection with customer transition and marketing agreements during 2009. As a percentage of total revenue, interest and other income, net decreased to 1% in 2009 from 3% in 2008.

2008 compared to 2007—Interest and other income, net, decreased $1.6 million, or 30%, in 2008 compared to 2007, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities during the year ended December 31, 2008 compared to the year ended December 31, 2007. Interest income totaled $3.9 million and $5.4 million for the years ended December 31, 2008 and 2007, respectively. Cash, cash equivalents and marketable securities increased from $121.5 million at December 31, 2007 to $150.6 million at December 31, 2008 primarily from cash generated from operations and net proceeds from the exercise of common stock options. As a percentage of total revenue, interest and other income, net decreased to 3% in 2008 from 6% in 2007.

We expect interest and other income, net, to amount to less than 1% of total revenue in 2010 as a result of the decline in the average yield we earn on our invested cash, cash equivalents and marketable securities.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the year ended December 31, 2007, 2008 and 2009 and the dollar change from the prior year (dollars in thousands):

	Year Ended December 31, 2007	Change	Year Ended December 31, 2008	Change	Year Ended December 31, 2009
		$		$
Provision (benefit) for income taxes	$(10,292)	$21,098	$10,806	$626	$11,431
Percentage of total revenue	(12)%		10%		8%

2009—In 2009, we recorded a provision for income taxes of $11.4 million, representing an effective tax rate of 42.7% for 2009. Our effective tax rate in 2009 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments, partially offset by an income tax benefit adjustment related to an increase in our deferred income tax assets resulting from a reduction in estimated limitations on both our federal and California net operating loss carry forwards.

New California tax legislation limited our ability to utilize net operating loss and tax credit carry forwards to reduce our state income taxes payable in 2009. As a result, our cash outlay for taxes payable to the state of California increased in 2009 compared to 2008.

2008—We recorded a provision for income taxes in 2008 of $10.8 million, representing an effective tax rate of 43.3% for 2008. Our effective tax rate in 2008 was higher than statutory federal and state tax rates primarily due to tax shortfalls related to share-based payments.

2007—In the fourth quarter of 2007, we concluded, based upon recent operating results, expectations of future taxable income, available carry forward periods and other factors, that it was more likely than not that we will realize sufficient earnings to utilize all of our deferred tax assets. Accordingly, we reversed the remaining valuation allowance against deferred tax assets and recorded a tax benefit of $18.9 million. This benefit was partially offset by a provision for income taxes of $8.6 million for 2007.

Our future effective income tax rate will depend on various factors, such as the amount of stock-based compensation we record during the year and the related tax benefit we realize upon the exercise of employee stock options, the amount of non-deductible lobbying expenses we incur, potential limitations on the use of our federal and state net operating loss credit carry forwards, the impact of pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, state and foreign income taxes, as well as changes in our valuation allowance.

Liquidity and Capital Resources

At December 31, 2009, our cash, cash equivalents and marketable securities totaled $153.5 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares could be repurchased, for a total cost not to exceed $30 million. Share repurchases under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The stock repurchase program was completed in September 2009 when a cumulative balance of approximately $30 million of common stock, including commissions, had been repurchased. We funded the stock repurchase program from available working capital. Repurchased shares are held in treasury and are accounted for using the cost method. As of December 31, 2009, we had repurchased 1,877,850 shares under the program at an average cost of $15.97 per share for a total cost of $30 million.

The following table presents a summary of our cash flows for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	Year Ended December 31,
	2007	2008	2009
Net cash provided by (used in):
Operating activities	$26,192	$30,194	$30,086
Investing activities	(41,671)	(18,706)	30,675
Financing activities	6,452	1,206	(23,562)

The cash flow statement for 2009 includes a $14.3 million cash flow benefit from taxes, of which approximately $9.3 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and $5.0 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flow from financing activities.

The cash flow statement for 2008 includes a $9.7 million cash flow benefit from taxes, of which approximately $9.4 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and $0.3 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flow from financing activities.

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

2009—Our operating activities generated cash of $30.1 million during the year ended December 31, 2009 and consisted of net income of $15.3 million adjusted by non-cash items of $12.1 million and cash provided by working capital and other activities of $2.6 million. Adjustments for non-cash items primarily consisted of $9.4 million of deferred income taxes, $4.8 million of stock-based compensation expense, $2.2 million of depreciation and amortization and $0.7 million of amortization and accretion on marketable securities, net, partially offset by $5.0 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of an increase of $1.1 million in accounts payable and an increase of $0.7 million in accrued marketing expenses.

2008—Our operating activities generated cash of $30.2 million during the year ended December 31, 2008 and consisted of net income of $14.2 million adjusted by non-cash items of $14.5 million and cash provided by working capital and other activities of $1.5 million. Adjustments for non-cash items primarily consisted of $9.5 million of deferred income taxes, $3.5 million of stock-based compensation expense and $1.9 million of depreciation and amortization. Cash provided by working capital and other activities primarily consisted of an increase of $0.7 million in accrued marketing expenses, an increase of $0.7 million in accounts payable and an increase of $0.6 million in other current liabilities, partially offset by an increase of $0.7 million in accounts receivable.

During the years ended December 31, 2008 and 2009, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments, which resulted in a $0.3 million decrease in cash generated from operating activities and a $0.3 million increase in cash generated from financing activities during 2008, and a $5.0 million decrease in cash generated from operating activities and a $5.0 million increase in cash generated from financing activities during 2009. We expect to continue utilizing excess tax benefits related to share-based payments in 2010, which will reduce our cash generated from operating activities and increase our cash generated from financing activities in 2010. Additionally, primarily as a result of the recent change in the California tax law, our cash outlay for federal and state taxes was approximately 11% of pre-tax income for 2009 and is expected to be approximately 3% to 5% of pre-tax income for 2010 assuming the state of California does not extend the suspension of the utilization of net operating loss carry forwards.

2007—Our operating activities generated cash of $26.2 million during the year ended December 31, 2007 and consisted of net income of $31.6 million reduced by non-cash items of $7.1 million and adjusted by cash provided by working capital and other activities of $1.7 million. Reductions from non-cash items primarily consisted of $10.3 million of deferred income taxes, partially offset by $1.7 million of depreciation and amortization and $1.5 million of stock-based compensation expense. Cash provided by working capital and other activities primarily consisted of an increase of $1.0 million in accrued compensation and benefits, an increase of $0.8 million in accrued marketing expenses, an increase in other current liabilities of $0.4 million and an increase of $0.4 million in deferred revenue, partially offset by an increase of $0.6 million in accounts receivable and an increase of $0.5 in other assets.

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

2009—Net cash provided by investing activities of $30.7 million during 2009 was primarily attributable to maturities and sales of marketable securities of $73.9 million, partially offset by purchases of marketable securities of $40.6 million, capital expenditures of $1.4 million and initial consideration of $1.3 million paid to HBDC in connection with customer transition and marketing agreements.

2008—Net cash used in investing activities of $18.7 million during the year ended December 31, 2008 was primarily attributable to purchases of marketable securities of $85.7 million and capital expenditures of $2.5 million, partially offset by sales and maturities of marketable securities of $10.1 million and $59.3 million, respectively. Capital expenditures in 2008 were impacted by a project relating to the expansion of our data center operations.

2007—Net cash used in investing activities of $41.7 million during the year ended December 31, 2007 was primarily attributable to purchases of marketable securities of $54.3 million and capital expenditures of $1.8 million, partially offset by sales and maturities of marketable securities of $9.0 million and $5.5 million, respectively.

Financing Activities

2009—Net cash used in financing activities of $23.6 million during 2009 was primarily due to $29.4 million used to repurchase 1,827,193 shares of our common stock, partially offset by $5.0 million of non-cash excess tax benefits from stock-based compensation and $0.9 million of net proceeds received from the issuance of common stock pursuant to stock option exercises.

2008—Cash provided by financing activities of $1.2 million during the year ended December 31, 2008 was primarily due to $1.5 million of net proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.6 million utilized to repurchase 50,657 shares of our common stock.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual obligations and commitments as of December 31, 2009 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Capital Lease Obligations	Service and Licensing Obligations	Total Obligations
2010	$2,919	$57	$462	$3,438
2011	2,454	57	260	2,771
2012	2,036	14	—	2,050
2013	239	—	—	239
2014	206	—	—	206

Total	$7,854	$128	$722	$8,704

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

During 2009, we extended the operating lease for our facility in San Francisco, California for an additional five years, expiring in October 2014, extended the operating leases for our headquarter facilities in Mountain View, California for an additional year, expiring in August 2010, and expanded the operating lease for our facility in China to include additional office space.

Capital Lease Obligations

In December 2008, we entered into a capital lease agreement for office equipment which expires in April 2012.

Service and Licensing Obligations

We have entered into service and licensing agreements with third-party vendors to provide various services, including website development, website hosting, network access, data center services and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in November 2011. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

As of December 31, 2009, we had unrecognized tax benefits of 3.0 million classified as other non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

Interest Rate Sensitivity

As of December 31, 2009, we had cash and cash equivalents of $131.3 million, which consisted primarily of cash and highly liquid money market instruments. We also had marketable securities of $22.2 million, which consisted primarily of U.S. government-sponsored enterprise and corporate debt securities with original maturities of more than 90 days but less than one year from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had been 10% lower during the year ended December 31, 2009, our interest income would have declined by approximately $0.1 million during that period, assuming a consistent level in our cash, cash equivalents and marketable securities, which is not material to our consolidated financial statements.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. As of December 31, 2008 and 2009, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2008	December 31, 2009
Cash	$4,659	$7,085
Money market funds (1)	89,477	124,254
Bonds, commercial paper and certificates of deposit:
Government sector	38,003	17,891
Financial sector	12,176	3,054
Industrial sector	4,308	1,239
Utility sector	2,012	—

Total cash, cash equivalents and marketable securities	$150,635	$153,523

(1)	At December 31, 2008 and 2009, money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At December 31, 2009, we evaluated each of our unrealized losses, all of which are from U.S. government-sponsored enterprise bonds and discount notes and corporate bonds, and determined them to be temporary. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

During the years ended December 31, 2007, 2008 and 2009, net unrealized gains and losses incurred on our marketable securities were not significant, and, as of December 31, 2008 and 2009, we carried immaterial net unrealized gains on our marketable securities, which are reported as a component of stockholders’ equity in the consolidated balance sheets and comprehensive income in the consolidated statements of income and comprehensive income. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily U.S. government-sponsored enterprise bonds and discount notes and corporate bonds, at the beginning and end of the period. We did not realize any losses on our marketable securities during the years ended December 31, 2007, 2008 and 2009.

We do not require collateral or other security for our accounts receivable. As of December 31, 2009, two carriers represented $0.9 million, or 39%, of our total accounts receivable. No other carrier represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, our allowance for uncollectible amounts at December 31, 2009 was not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, eHealth, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 5, 2010

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2008	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$94,136	$131,339
Marketable securities	56,499	22,184
Accounts receivable	2,005	2,295
Deferred income taxes	7,580	6,009
Prepaid expenses and other current assets	1,874	2,324

Total current assets	162,094	164,151
Property and equipment, net	4,567	3,775
Deferred income taxes	1,314	919
Other assets	780	863

Total assets	$168,755	$169,708

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,190	$3,252
Accrued compensation and benefits	4,662	5,051
Accrued marketing expenses	3,162	3,879
Deferred revenue	427	401
Other current liabilities	2,707	2,677

Total current liabilities	13,148	15,260
Other non-current liabilities	628	2,997
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; 25,095,389 and 25,311,085 shares issued at December 31, 2008 and 2009, respectively; and 25,040,935 and 23,416,730 shares outstanding at December 31, 2008 and 2009, respectively	25	25
Additional paid-in capital	173,095	183,747
Treasury stock shares, at cost: 54,454 and 1,894,355 at December 31, 2008 and 2009, respectively	(639)	(29,999)
Deferred stock-based compensation	(22)	—
Accumulated deficit	(17,892)	(2,545)
Accumulated other comprehensive income	412	223

Total stockholders’ equity	154,979	151,451

Total liabilities and stockholders’ equity	$168,755	$169,708

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009
Revenue:
Commission	$81,502	$100,839	$119,259
Sponsorship, licensing and other	6,289	10,872	15,631

Total revenue	87,791	111,711	134,890
Operating costs and expenses:
Cost of revenue-sharing	1,702	1,746	4,581
Marketing and advertising	29,497	42,161	53,987
Customer care and enrollment	12,137	14,379	14,769
Technology and content	12,393	14,182	15,685
General and administrative	16,046	17,983	20,028

Total operating costs and expenses	71,775	90,451	109,050

Income from operations	16,016	21,260	25,840
Interest and other income, net	5,287	3,714	938

Income before income taxes	21,303	24,974	26,778
Provision (benefit) for income taxes	(10,292)	10,806	11,431

Net income	$31,595	$14,168	$15,347

Comprehensive income:
Net income	$31,595	$14,168	$15,347
Change in unrealized gain on marketable securities, net of taxes	58	156	(192)
Foreign currency translation adjustment	77	70	3

Total comprehensive income	$31,730	$14,394	$15,158

Net income per share:
Basic	$1.37	$0.57	$0.63
Diluted	$1.22	$0.55	$0.61
Weighted average number of shares used in per share amounts:
Basic—common stock	23,092	24,963	24,309
Diluted—common stock	25,797	25,954	25,201

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2006	—	$—	21,749	$22	$159,576	—	$—	$(254)	$(63,655)	$51	$95,740
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units	—	—	2,940	3	6,865	—	—	—	—	—	6,868
Termination of employee restricted common stock awards	—	—	(2)	—	—	—	—	—	—	—	—
Stock-based compensation related to employees	—	—	—	—	1,388	—	—	—	—	—	1,388
Amortization of deferred stock-based compensation, net of adjustments for terminated employees	—	—	—	—	(32)	—	—	150	—	—	118
Tax benefit for stock option transactions	—	—	—	—	50	—	—	—	—	—	50
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	77	77
Net income	—	—	—	—	—	—	—	—	31,595	—	31,595

Balance at December 31, 2007	—	$—	24,687	$25	$167,847	—	$—	$(104)	$(32,060)	$186	$135,894
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units	—	—	408	—	1,538	—	—	—	—	—	1,538
Stock-based compensation related to employees	—	—	—	—	3,425	—	—	—	—	—	3,425
Amortization of deferred stock-based compensation, net of adjustments for terminated employees	—	—	—	—	(13)	—	—	82	—	—	69

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Tax benefit for stock option transactions	—	—	—	—	298	—	—	—	—	—	298
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	—	—	156	156
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	70	70
Repurchase of common stock	—	—	—	—	—	(54)	(639)	—	—	—	(639)
Net income	—	—	—	—	—	—	—	—	14,168	—	14,168

Balance at December 31, 2008	—	—	25,095	25	173,095	(54)	(639)	(22)	(17,892)	412	154,979
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units	—	—	216	—	858	—	—	—	—	—	858
Stock-based compensation related to employees	—	—	—	—	4,815	—	—	—	—	—	4,815
Amortization of deferred stock-based compensation, net of adjustments for terminated employees	—	—	—	—	—	—	—	22	—	—	22
Tax benefit for stock option transactions	—	—	—	—	4,979	—	—	—	—	—	4,979
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	—	—	(192)	(192)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3	3
Repurchase of common stock	—	—	—	—	—	(1,840)	(29,360)	—	—	—	(29,360)
Net income	—	—	—	—	—	—	—	—	15,347	—	15,347

Balance at December 31, 2009	—	$—	25,311	$25	$183,747	(1,894)	$(29,999)	$—	$(2,547)	$223	$151,451

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2008	2009
Operating activities
Net income	$31,595	$14,168	$15,347
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10,303)	9,451	9,352
Depreciation and amortization	1,709	1,863	2,211
Amortization and accretion on marketable securities, net	—	—	749
Stock-based compensation expense	1,506	3,494	4,835
Excess tax benefits from stock-based compensation	(50)	(298)	(4,979)
Deferred rent	(40)	(51)	(45)
Loss on disposal of property and equipment	30	45	16
Changes in operating assets and liabilities:
Accounts receivable	(583)	(705)	(290)
Prepaid expenses and other current assets	(11)	64	389
Other assets	(524)	196	358
Accounts payable	308	693	1,060
Accrued compensation and benefits	958	(41)	388
Accrued marketing expenses	807	708	717
Deferred revenue	374	(9)	(26)
Other current liabilities	416	616	4

Net cash provided by operating activities	26,192	30,194	30,086

Investing activities
Purchases of property and equipment	(1,777)	(2,482)	(1,433)
Purchase of other assets	—	—	(1,280)
Proceeds from the sale of property and equipment	14	—	—
Purchases of marketable securities	(54,343)	(85,653)	(40,550)
Sales of marketable securities	8,952	10,120	5,006
Maturities of marketable securities	5,483	59,309	68,932

Net cash provided by (used in) investing activities	(41,671)	(18,706)	30,675

Financing activities
Costs incurred in connection with initial public offering	(252)	—	—
Net proceeds from exercise of common stock options	6,868	1,547	860
Repurchase of common stock	—	(639)	(29,360)
Excess tax benefits from stock-based compensation	50	298	4,979
Principal payments in connection with capital leases	(214)	—	(41)

Net cash provided by (used in) financing activities	6,452	1,206	(23,562)

Effect of exchange rate changes on cash and cash equivalents	106	47	4

Net increase (decrease) in cash and cash equivalents	(8,921)	12,741	37,203
Cash and cash equivalents at beginning of period	90,316	81,395	94,136

Cash and cash equivalents at end of period	$81,395	$94,136	$131,339

Supplemental disclosure of non-cash activities
Capital lease obligations incurred (terminated)	$(6)	$164	$—

Supplemental disclosure of cash flows
Cash paid for interest	$7	$—	$20

Cash paid for income taxes	$487	$133	$2,999

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

Subsequent Events Evaluation—We have reviewed and evaluated material subsequent events from the balance sheet date of December 31, 2009 through the date of issuance of these financial statements. No subsequent events have been identified for disclosure.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of long-lived assets including property and equipment, fair value of investments, fair value of intangible assets, allowances for commission forfeitures payable to carriers, valuation allowance for deferred income taxes, provision for income taxes, our assessment whether internal use software and website development costs will result in additional functionality, estimates relating to the amortization of the initial consideration paid to Health Benefits Direct Corporation which is being recognized as cost of revenue-sharing expense and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all investments with an original maturity of three months or less from the date of purchase to be cash equivalents. We classify all of our cash equivalents as available-for-sale. Cash and cash equivalents are stated at fair value.

Marketable Securities—We invest in accordance with a policy that seeks to preserve principal while maximizing income without significantly increasing risk. The policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. It is our policy to review our marketable securities on at least a quarterly basis to determine if any security is not in compliance with our policy. Additionally, our investment managers are required to inform us within three business days of any credit rating downgrade resulting in non-compliance with our investment policy.

All of our marketable securities are classified as available-for-sale. Marketable securities are carried at their fair value, based on quoted market prices or other available information, with unrealized gains and losses, net of

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes, reported as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Realized gains and losses on marketable securities are recognized in earnings as a component of interest and other income, net in the consolidated statements of income and comprehensive income. The cost of investments sold is based on the specific identification method.

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

It is our policy to review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the fair value has been less than the cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for recovery of fair value. If an investment’s decline in fair value is caused by factors other than changes in interest rates and is deemed to be other-than-temporary, we would reduce the investment’s carrying value to its estimated fair value, as determined based on quoted market prices or other market indicators. No declines in the values of our marketable securities were judged to be other-than-temporary during the three-year period ended December 31, 2009.

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

Long-Lived Assets—We evaluate long-lived assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No long-lived assets were deemed impaired during the three-year period ended December 31, 2009.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities (including accrued compensation and benefits, accrued marketing expenses and other current liabilities), approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate the fair value of these obligations based upon our best estimates of interest rates that would be available for similar debt obligations at December 31, 2009.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Significant Customers—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We invest our cash, cash equivalents and marketable securities with major banks and financial institutions and, at times, such investments may be in excess of federally insured limits. As of December 31, 2008 and 2009, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2008	December 31, 2009
Cash	$4,659	$7,085
Money market funds (1)	89,477	124,254
Bonds, commercial paper and certificates of deposit:
Government sector	38,003	17,891
Financial sector	12,176	3,054
Industrial sector	4,308	1,239
Utility sector	2,012	—

Total cash, cash equivalents and marketable securities	$150,635	$153,523

(1)	At December 31, 2008 and 2009, money market accounts invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2009, two carriers represented $0.9 million, or 39%, of our total accounts receivable. No other carrier represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, our allowance for uncollectible accounts at December 31, 2009 was not material.

Substantially all revenue for all years presented was generated from customers located in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
Aetna	11%	14%	16%
Wellpoint	18%	16%	15%
UnitedHealthcare	19%	17%	14%

Revenue attributable to individual and family product offerings in the years ended December 31, 2007, 2008 and 2009 represented approximately 85%, 88% and 91% of our commission revenue, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Partnership with Health Benefits Direct Corporation—In February 2009, we entered into customer transition and marketing agreements with Health Benefits Direct Corporation, or HBDC. Pursuant to these agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which is being amortized to cost of revenue-sharing expense as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments are recognized as cost of revenue-sharing expense when we recognize the related revenue.

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

Revenue Recognition—We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that period. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Accordingly, we estimate and record an allowance for these forfeitures based on specific events with our carriers and our historical cancellation experience. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2007, 2008 and 2009 which had a material impact on our general allowance for forfeitures. We also record an allowance for instances in which we have received commission over-payments from carriers or when we have determined that a portion of a specific commission payment received is otherwise refundable to the carrier.

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

Cost of Revenue-Sharing—Cost of revenue-sharing consists primarily of payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. Costs related to revenue-sharing arrangements are expensed at the time the related revenue is recognized. Cost of revenue-sharing also includes costs related to the initial consideration we paid to HBDC pursuant to the customer transition and marketing agreements we entered into, which is being amortized to cost of revenue-sharing expense in the consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members.

Marketing and Advertising—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising channels, in addition to compensation, benefits and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We report the cost of advertising as expense in the period in which costs are incurred.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Occasionally we participate in cooperative advertising programs with certain of our partners whereby they reimburse us for a portion of our advertising costs. The amounts our partners will reimburse us for advertising are typically determined at the beginning of each year and we are able to choose when to advertise and receive the related reimbursement throughout the year.

Advertising costs incurred have been classified as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Contra-commission revenue	$15	$13	$10
Cost of revenue-sharing	1,701	1,746	4,581
Marketing and advertising expense	24,141	36,025	44,686

Total advertising costs	$25,857	$37,784	$49,277

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

Research and Development—Research and development expenses consist primarily of compensation and related expenses incurred for enhancements to the functionality of our websites. Research and development costs, which totaled $4.1 million, $4.5 million and $5.2 million for the years ended December 31, 2007, 2008 and 2009, respectively, are included in technology and content expense in the accompanying consolidated statements of income and comprehensive income.

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. Through December 31, 2009, the majority of our internal-use software and website development costs have been expensed as incurred.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General and Administrative—General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, corporate development, investor relations, government relations, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal and information technology consulting.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying consolidated statements of income and comprehensive income based on the estimated fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock-based awards is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using the simplified method, as we do not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. We estimate our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2009, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

Income Taxes—We account for income taxes using the liability method. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

FASB ASC Topic 710 prescribes a recognition threshold and measurement approach for uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC Topic 710 utilizes a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards was suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

law does not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards that we were able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes paid to the state of California in 2008 and 2009.

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

Foreign Currency Translation—Our only foreign subsidiaries are located in Xiamen, China. The functional currency of our foreign subsidiaries is the local currency (the Chinese Yuan Renminbi) and their financial statements are translated into U.S. Dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation adjustments are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in interest and other income, net in the accompanying consolidated statements of income and comprehensive income. We did not recognize any material gains or losses resulting from foreign currency transactions during the years ended December 31, 2007, 2008 or 2009.

Comprehensive Income—All components of comprehensive income, including net income, are reported in our consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources (primarily foreign currency translation gains and losses and unrealized gains and losses on cash equivalents and marketable securities). Statements of comprehensive income have been included within the accompanying consolidated statements of income and comprehensive income.

Net Income Per Share—Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive.

Recently Issued Accounting Standards—In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. We adopted certain provisions of FASB ASC Topic 820 effective January 1, 2008 (see Note 3, Fair Value

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurements, to our consolidated financial statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of FASB ASC Topic 820 with respect to our non-financial assets and non-financial liabilities during the first quarter of 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2—Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2008 and 2009, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2008 and 2009, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2007, 2008 and 2009.

Marketable Securities—Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2008 and 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
December 31, 2009
U.S. government-sponsored enterprise bonds	$17,877	$15	$(1)	$17,891
Corporate bonds	3,053	1	—	3,054
U.S. government-sponsored enterprise discount notes	1,221	18	—	1,239

Total marketable securities	$22,151	$34	$(1)	$22,184

December 31, 2008
U.S. government-sponsored enterprise bonds	$36,217	$293	$—	$36,510
Corporate bonds	15,457	30	(136)	15,351
Commercial paper	2,141	4	—	2,145
U.S. government-sponsored enterprise discount notes	1,472	21	—	1,493
Certificates of deposit	1,000	—	—	1,000

Total marketable securities	$56,287	$348	$(136)	$56,499

(1)	No marketable security had been in a continuous unrealized loss position for more than twelve months as of December 31, 2008 or 2009.

We did not realize any significant gains or losses on sales of marketable securities during the years ended December 31, 2007, 2008 and 2009. The contractual maturities of our marketable securities as of December 31, 2009, were all due within one year.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2007, 2008 and 2009, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, at the beginning and end of the period and are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

At December 31, 2009, we evaluated each of our unrealized losses, all of which are from U.S. government-sponsored enterprise bonds, and determined them to be temporary. Factors we considered in determining whether unrealized losses were temporary included the length of time and extent to which each investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon our evaluation of these factors, and because we have the ability and intent to hold each of our investments with net unrealized losses until their respective maturity dates, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2008	2009
Prepaid insurance	$462	$675
Prepaid maintenance contracts	320	380
HBDC initial consideration	—	369
Interest receivable	628	272
Other	464	628

Prepaid expenses and other current assets	$1,874	$2,324

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2008	2009
Computer equipment and software	$7,746	$8,643
Office equipment and furniture	1,068	1,255
Leasehold improvements	725	779

	9,539	10,677
Less accumulated depreciation and amortization	(4,972)	(6,902)

Property and equipment, net	$4,567	$3,775

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2008	2009
Professional fees	$1,025	$1,253
Income taxes payable	905	—
Payable to carriers—allowance for forfeitures	477	1,140
Other accrued expenses	300	284

Other current liabilities	$2,707	$2,677

Note 3—Fair Value Measurements

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	As of December 31, 2009
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$124,254	$—	$124,254

Marketable securities:
U.S. government-sponsored enterprise bonds	—	17,891	17,891
Corporate bonds	—	3,054	3,054
U.S. government-sponsored enterprise discount notes	—	1,239	1,239

	—	22,184	22,184

Total cash equivalents and marketable securities	$124,254	$22,184	$146,438

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. For our other cash

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalents and marketable securities classified as Level 2, we primarily relied on observable quotes in active markets; however if we concluded the market was non-active, we relied on independent market pricing data. We did not hold any financial assets as of December 31, 2009 whereby the fair value measurements were estimated using significant unobservable inputs (Level 3).

Note 4—Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2007, 2008 and 2009, there were no shares of preferred stock outstanding.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. Upon our liquidation, dissolution or winding-up, the holders of common stock are entitled to share equally in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to the common stock. As of December 31, 2008 and 2009, there were 25,040,935 shares and 23,416,730 shares of common stock outstanding, respectively.

Shares Reserved—We issue common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2008	2009
Common stock:
Stock options issued and outstanding	2,725	2,899
Restricted stock units issued and outstanding	231	383
Stock options and awards available for future grants	2,714	3,181

	5,670	6,463

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of December 31, 2009, we had 3,180,800 shares of our common stock available for future grants under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant under the 2006 Plan. In addition, on January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2007, 2008, 2009 and 2010, shares reserved under the 2006 Plan automatically increased by 869,957 shares, 987,473 shares, 1,001,637 shares and 936,669 shares, respectively, which equaled 4% of the total number of shares of our common stock then outstanding. Employees, non-employee members of our board of directors and consultants of our company are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant. As of December 31, 2009, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

The following table summarizes option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Shares Available for Grant (1)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance at December 31, 2006	1,844	5,436	$3.85
Reduction in number of authorized shares (3)	(131)	—	—
Additional shares authorized (4)	870	—	—
Restricted stock units granted	(11)	—	—
Options granted	(296)	296	$25.66
Options exercised	—	(2,931)	$2.34
Options cancelled	175	(175)	$12.06
Restricted stock units and awards cancelled	13	—	—

Balance at December 31, 2007	2,464	2,626	$7.44	6.41	$64,787
Reduction in number of authorized shares (3)	(28)	—	—
Additional shares authorized (4)	987	—	—
Restricted stock units granted	(224)	—	—
Options granted	(683)	683	$19.39
Options exercised	—	(397)	$4.05
Options cancelled	187	(187)	$23.17
Restricted stock units and awards cancelled	11	—	—

Balance at December 31, 2008	2,714	2,725	$9.85	5.91	$15,878
Additional shares authorized (4)	1,002	—
Restricted stock units granted	(215)	—
Options granted	(407)	407	$15.89
Options exercised	—	(159)	$6.49
Options cancelled	74	(74)	$22.49
Restricted stock units and awards cancelled	13	—

Balance at December 31, 2009	3,181	2,899	$10.56	5.16	$20,895

Vested and expected to vest at December 31, 2009		2,848	$10.45	5.14	$20,827
Exercisable at December 31, 2009		1,998	$7.76	4.64	$19,496

(1)	Shares available for grant exclude treasury stock of 54,454 shares and 1,894,355 shares at December 31, 2008 and 2009, respectively, that could be granted if eHealth determined to do so.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at December 31, 2007, 2008 and 2009.
(3)	The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our initial public offering in October 2006, resulting in reductions in the total number of shares authorized for issuance.
(4)	On January 1, 2007, 2008 and 2009, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 869,957 shares, 987,473 shares and 1,001,637 shares, respectively.

Total intrinsic value of stock options exercised during the years ended December 31, 2007, 2008 and 2009 was $62.0 million, $7.9 million and $1.4 million, respectively.

The following table presents total unrecognized stock-based compensation expense as of December 31, 2009 related to stock options and restricted stock units granted to employees under our stock plans (in thousands):

As of December 31, 2009	Stock Options	Restricted Stock Units	Total
Unrecognized stock-based compensation expense	$6,624	$5,394	$12,018
Estimated forfeitures	(565)	(499)	(1,064)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$6,059	$4,895	$10,954

Unrecognized stock-based compensation expense, net of estimated forfeitures, was $11.0 million as of December 31, 2009 and will be amortized on a straight-line basis over the remaining weighted average vesting term of the underlying equity awards which was approximately 2.6 years as of December 31, 2009. Unrecognized stock-based compensation will be adjusted for subsequent changes in estimated forfeitures.

The fair value of stock options granted to employees for the years ended December 31, 2007, 2008 and 2009 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2007	2008	2009
Expected term	6.1 years	4.8 years	4.6 years
Expected volatility	58.2%	55.7%	59.8%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.47%	3.04%	1.64%
Weighted average grant-date fair value	$15.06	$9.55	$7.93

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2009 (in thousands, except per share amounts and weighted average remaining contractual life data):

	Outstanding and Exercisable		Vested
Exercise Price	Number of Shares of Common Stock Subject to Options	Weighted Average Remaining Contractual Life (in years)	Number of Shares of Common Stock Subject to Options	Weighted Average Exercise Price
$1.00	17	1.24	17	$1.00
$2.00	1,060	3.37	1,060	$2.00
$4.00 - $12.45	642	5.93	465	$8.73
$12.78 - $19.05	594	6.62	130	$14.11
$19.25 - $31.08	586	6.20	326	$22.94

$1.00 - $31.08	2,899	5.16	1,998	$7.76

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2006	33
Granted	12
Vested	(9)
Cancelled	(13)

Balance as of December 31, 2007	23	1.32	$727
Granted	228
Vested	(12)
Cancelled	(8)

Balance as of December 31, 2008	231	1.73	$3,070
Granted	215
Vested	(60)
Cancelled	(3)

Balance as of December 31, 2009	383	1.47	$6,289

Expected to vest at December 31, 2009	356	1.41	$5,842

(1)	The aggregate intrinsic value is calculated as the fair value of the underlying common stock outstanding and vested and expected to vest as of December 31, 2007, 2008 and 2009.

Stock Repurchase Program

On November 12, 2008, we announced that our board of directors authorized a stock repurchase program, pursuant to which up to 2,507,950 shares could be repurchased, for a total cost not to exceed $30 million. Share repurchases under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended. The stock repurchase program was completed in September 2009 when a cumulative balance of approximately $30 million of common stock, including commissions, had been repurchased. For accounting purposes, common stock repurchased under the program was recorded based upon the settlement date of the applicable trade. Repurchased shares are held in treasury and are accounted for using the cost method. The stock repurchase activity under the stock repurchase program during the year ended December 31, 2009 is summarized as follows (in thousands, except share and per share amounts):

Year Ended December 31, 2009	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2008	50,657	$12.61	$639
Repurchases of common stock	1,827,193	$16.07	29,360

Cumulative balance at December 31, 2009	1,877,850	$15.97	$29,999

(1)	Average price paid per share includes commissions

As of December 31, 2009, all stock repurchases under the stock repurchase program were made on the open market. In addition to the 1,877,850 shares repurchased under our stock repurchase program as of December 31, 2009, we have in treasury 16,505 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2008 and 2009, we had a total of 54,454 shares and 1,894,355 shares, respectively, held in treasury.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2007, 2008 and 2009 (in thousands):

	Year Ended December 31,
	2007	2008	2009
Awards granted to employees accounted for in accordance with SFAS 123R:
Common stock options	$1,100	$2,481	$3,055
Restricted stock units	268	931	1,756
Restricted common stock	20	13	4

	1,388	3,425	4,815
Awards granted to employees accounted for in accordance with APB 25:
Common stock options	17	—	—
Restricted common stock	101	69	20

	118	69	20

Total stock-based compensation expense	$1,506	$3,494	$4,835

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense by operating function included in the consolidated statements of income and comprehensive income for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	Year Ended December 31,
	2007	2008	2009
Marketing and advertising	$218	$644	$803
Customer care and enrollment	138	266	325
Technology and content	611	898	1,194
General and administrative	539	1,686	2,513

Total stock-based compensation expense	$1,506	$3,494	$4,835

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

Note 6—Income Taxes

The components of our income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
United States	$21,259	$25,318	$27,262
Foreign	44	(344)	(484)

Total	$21,303	$24,974	$26,778

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009
Current:
Federal	$53	$367	$6,732
State	2	1,557	2,746
Foreign	3	—	—

Total current	58	1,924	9,478
Deferred:
Federal	(9,008)	8,178	2,634
State	(1,342)	704	(681)

Total deferred	(10,350)	8,882	1,953

Provision (benefit) for income taxes	$(10,292)	$10,806	$11,431

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	5.2	6.7	5.0
Foreign income and withholding taxes	—	0.5	0.6
Research and development tax credit carry forwards	(0.8)	(0.2)	(0.2)
Stock-based compensation	0.2	0.7	0.6
Utilization of previously unbenefited operating losses	(88.9)	—	—
Other	1.0	0.6	1.7

Effective tax rate	(48.3)%	43.3%	42.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards. Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2008	2009
Deferred tax assets:
Federal and state net operating loss carry forwards	$5,040	$1,083
Federal and state tax credit carry forwards	1,314	712
Stock-based compensation	1,298	2,356
Accruals and reserves	712	1,423
Other	633	1,602

Gross deferred tax assets	8,997	7,176
Valuation allowance	(103)	(248)

Total deferred tax assets	8,894	6,928
Deferred tax liabilities—depreciation and amortization	—	—

Total net deferred tax assets	$8,894	$6,928

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Historically, we had provided a valuation allowance against the net deferred tax assets to reflect these uncertainties. At the end of 2007, we developed expectations of future taxable income and other relevant factors sufficiently in the future to conclude that it was more likely than not that we would realize sufficient earnings to utilize all of our deferred tax assets. Accordingly, we reversed our $18.9 million valuation allowance against deferred tax assets in the fourth quarter of 2007. Our effective tax rate in 2007 differed from the statutory federal

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax rate primarily due to the releases of our valuation allowance against deferred tax assets in that year. The net valuation allowance decreased by $18.9 million during the year ended December 31, 2007, and increased $0.1 million in each of the years ended December 31, 2008 and 2009.

Our effective tax rate in 2009 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments, partially offset by an income tax adjustment related to an increase in our deferred income tax assets resulting from a reduction in estimated limitations on both our federal and California net operating loss carry forwards. Our effective tax rate in 2008 was higher than statutory federal and state tax rates primarily due to tax shortfalls related to share-based payments, as well as penalties and interest associated with our unrecognized tax benefits.

Our federal net operating losses and tax credit carry forwards were available without annual limitations as of December 31, 2009. For tax return purposes, we had net operating loss carry forwards at December 31, 2009 of approximately $45.6 million and $69.9 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $45.6 million and $55.4 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2022 and 2014, respectively.

During the year ended December 31, 2009, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $5.0 million increase in additional paid-in capital and a $2.4 million increase in other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2009. During the year ended December 31, 2008, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments and other unrecognized tax benefits, which resulted in a $0.3 million increase in additional paid-in capital and a $0.4 million increase in other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2008.

At December 31, 2009, we had tax credit carry forwards of approximately $3.2 million and $0.5 million for federal income tax and state income tax purposes, respectively. Federal tax credit carry forwards begin expiring in 2020 and state tax credits carry forward indefinitely. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2007	$2,427
Additions based on tax positions related to the current year	256
Additions based on tax positions related to the prior year	76
Settlements	—

Balance at December 31, 2008	2,759
Decreases based on tax positions related to the prior year	(26)
Additions based on tax positions related to the prior year	277
Settlements	—

Balance at December 31, 2009	$3,010

As of December 31, 2008 and 2009, there were $2.2 million and $2.4 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected to record interest and penalties related to uncertain tax positions as income tax expense in the consolidated financial statements. All tax years after 1998 are open to examination and adjustment due to our net operating losses.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2008	2009
Basic:
Numerator:
Net income allocated to common stock	$31,595	$14,168	$15,347

Denominator:
Weighted average number of common stock shares	23,092	24,964	25,130
Weighted average number of common stock shares held in treasury	—	(1)	(821)

Net weighted average common stock shares outstanding	23,092	24,963	24,309

Net income per share—basic:	$1.37	$0.57	$0.63
Diluted:
Numerator:
Net income allocated to common stock	$31,595	$14,168	$15,347

Denominator:
Weighted average number of common stock shares	23,092	24,963	24,309
Weighted average number of options	2,690	977	838
Weighted average number of restricted stock and restricted stock units	15	14	54

Total common stock shares used in per share calculation	25,797	25,954	25,201

Net income per share—diluted:	$1.22	$0.55	$0.61

For each of the years ended December 31, 2007, 2008 and 2009, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009
Common stock options	209	673	1,122
Restricted stock units	—	9	6

Total	209	682	1,128

Note 8—Commitments and Contingencies

Leases—We lease certain of our office and operating facilities and certain furniture and fixtures under various operating leases, the latest of which expires in October 2014. In addition, we lease office equipment under operating leases that range in original terms from two to over five years, the latest of which expires in July 2012. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. Total rent expense under all operating leases was approximately $2.4 million, $3.3 million and $3.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Future minimum lease payments under non-cancellable operating leases at December 31, 2009 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations
2010	$2,919
2011	2,454
2012	2,036
2013	239
2014	206

Total minimum lease payments	$7,854

Service and Licensing Agreements—We have entered into service and licensing agreements with third-party vendors to provide various services, including website development, website hosting, network access, data center services and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in November 2011. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

As of December 31, 2009, future cash payment commitments for services provided in connection with these agreements were as follows (in thousands):

Years Ending December 31,	Service And Licensing Obligations
2010	$462
2011	260

Total	$722

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease— In December 2008 we entered into a capital lease agreement for office equipment which expires in April 2012. As of December 31, 2009, future cash payment commitments related to this lease were as follows (in thousands):

Years Ending December 31,	Capital Lease Obligations
2010	$57
2011	57
2012	14

Total minimum lease payments	128
Less amount representing interest	(25)

Present value of net minimum lease payments	103
Current portion	(42)

Non-current portion	$61

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

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request. As such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. We believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2008 or 2009.

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

Note 9—Segment and Geographic Information

Operating Segments—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of the Company. Our chief operating decision maker is considered to be our chief executive officer. Our chief executive officer reviews our

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial information presented on a consolidated basis in a manner substantially similar to the accompanying consolidated financial statements. Therefore, we have concluded that we operate in one segment, and accordingly we have provided only the required enterprise-wide disclosures.

Geographic Information—Substantially all revenue for all years presented was generated from customers located in the United States. As of December 31, 2008 and 2009, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2008	As of December 31, 2009
United States	$4,703	$4,101
China	644	537

Total	$5,347	$4,638

Note 10—Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2009 and 2008 is as follows (in thousands, except per share amounts):

2009	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$31,917	$33,439	$35,123	$34,411	$134,890
Income from operations	5,589	6,870	6,491	6,890	25,840
Net income	3,143	3,994	3,452	4,758	15,347
Net income per share:
Basic	$0.13	$0.16	$0.14	$0.20	$0.63
Diluted	$0.12	$0.16	$0.14	$0.20	$0.61

2008	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$26,280	$27,501	$28,475	$29,455	$111,711
Income from operations	4,725	6,396	4,486	5,653	21,260
Net income	3,297	4,201	3,021	3,649	14,168
Net income per share:
Basic	$0.13	$0.17	$0.12	$0.15	$0.57
Diluted	$0.13	$0.16	$0.12	$0.14	$0.55

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on internal control over financial reporting, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of eHealth, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 5, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2009.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Gary Lauer, principal financial and accounting officer, Stuart Huizinga, and all other executive officers. The code of ethics is available on the investor relations/corporate governance page of our website at www.ehealthinsurance.com. A copy may also be obtained without charge by contacting investor relations, attention Director of Investor Relations, 440 East Middlefield Road, Mountain View, CA 94043 or by calling (650) 210-3111.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2009, two of our executive officers are parties to individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2009.

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

March 5, 2010

eHealth, Inc.

/S/ GARY L. LAUER	/S/ STUART M. HUIZINGA
Gary L. Lauer	Stuart M. Huizinga
Chief Executive Officer and Chairman of the Board of Directors	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2010.

Signature	Title

/S/ STEVEN M. CAKEBREAD Steven M. Cakebread	Director

/S/ SCOTT N. FLANDERS Scott N. Flanders	Director

/S/ MICHAEL D. GOLDBERG Michael D. Goldberg	Director

/S/ LAWRENCE M. HIGBY Lawrence M. Higby	Director

/S/ RANDALL S. LIVINGSTON Randall S. Livingston	Director

/S/ JACK L. OLIVER III Jack L. Oliver III	Director

EXHIBIT INDEX

Exhibit Number		Incorporation by Reference Herein
	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K (File No. 001-33071)	November 17, 2008

4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.2*	1998 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.3	2004 Stock Plan for eHealth China	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.4*	2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.5*	2006 Equity Incentive Plan of the Registrant, as amended and restated November 11, 2008	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.5.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.5*	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.5.6*	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.5.7*	Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.9*		Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.9.1*		Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.9.2*		Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.9.3*		Management Retention Agreement, effective as of March 24, 2009, between eHealth, Inc. and Gary L. Lauer	Quarterly Report on Form 10-Q (File No. 001-33071)	May 11, 2009

10.10*		Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.11*		Supplemental Employment Agreement, dated August 24, 2000, between Sheldon Wang and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.11.1*	†	Management Retention Agreement, dated January 14, 2010, between Sheldon Wang and eHealth, Inc.

10.12*		Supplemental Employment Agreement, dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.12.1*		Letter Amendment, dated September 2007, amending Offer Letter dated April 6, 2000 and Offer Letter Supplement dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.12.2*		Second Amendment to Offer Letter and Offer Letter Supplement, effective December 29, 2008, amending Offer Letter dated April 6, 2000, as amended, between Bruce Telkamp and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.12.3*	†	Management Retention Agreement, dated January 14, 2010, between Bruce Telkamp and eHealth, Inc.

Exhibit Number		Incorporation by Reference Herein
	Description of Exhibit	Form	Date
10.13*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.14	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.14.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8-K (File No. 001-33071)	May 21, 2009

10.15	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.15.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007

10.16	Office Lease Contract, dated March 31, 2006, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.; Appendix 1 to Office Lease Contract; and Property Management Service Contract, dated April 4, 2006, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.16.1	Appendix 3 to Office Lease Contract, dated November 25, 2007, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

10.16.2	Amendment Two to Property Management Service Contract, effective January 16, 2008, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
10.16.3		Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 12, 2008

10.16.4		Appendix 5 to Office Lease Contract, dated May 19, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 21, 2009

10.16.5		Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarter Report on Form 10-Q (File No. 001-33071)	November 9, 2009

10.16.6		Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarter Report on Form 10-Q (File No. 001-33071)	November 9, 2009

10.17*		2009 Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	May 11, 2009

10.18*		eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 21, 2009

21.1		List of Subsidiaries	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

23.1	†	Consent of Independent Registered Public Accounting Firm

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.