Form 10-Q
period 2010-03-31
eHealth, Inc.
filed 2010-05-10
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2010 was 23,523,968 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	March 31, 2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,339	$154,362
Marketable securities	22,184	4,213
Accounts receivable	2,295	2,237
Deferred income taxes	6,009	6,343
Prepaid expenses and other current assets	2,324	2,282

Total current assets	164,151	169,437
Property and equipment, net	3,775	3,719
Deferred income taxes	919	928
Other assets	863	829

Total assets	$169,708	$174,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,252	$1,872
Accrued compensation and benefits	5,051	4,026
Accrued marketing expenses	3,879	4,514
Deferred revenue	401	443
Other current liabilities	2,677	2,142

Total current liabilities	15,260	12,997
Other non-current liabilities	2,997	3,092

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	183,747	187,904
Treasury stock, at cost	(29,999)	(29,999)
Retained earnings (accumulated deficit)	(2,545)	688
Accumulated other comprehensive income	223	206

Total stockholders’ equity	151,451	158,824

Total liabilities and stockholders’ equity	$169,708	$174,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2009	2010
Revenue:
Commission	$28,204	$31,773
Sponsorship, licensing and other	3,713	4,216

Total revenue	31,917	35,989
Operating costs and expenses:
Cost of revenue-sharing	800	978
Marketing and advertising	13,420	14,818
Customer care and enrollment	3,822	3,946
Technology and content	3,585	4,581
General and administrative	4,701	5,767

Total operating costs and expenses	26,328	30,090

Income from operations	5,589	5,899
Interest and other income, net	399	28

Income before income taxes	5,988	5,927
Provision for income taxes	2,845	2,694

Net income	$3,143	$3,233

Comprehensive income:
Net income	$3,143	$3,233
Change in unrealized gain on investments, net of taxes	(119)	(18)
Foreign currency translation adjustment, net of taxes	—	1

Total comprehensive income	$3,024	$3,216

Net income per share:
Basic	$0.13	$0.14
Diluted	$0.12	$0.13

Weighted-average number of shares used in per share amounts:
Basic	24,892	23,457
Diluted	25,720	24,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2009	2010
Operating activities
Net income	$3,143	$3,233
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,672	2,407
Depreciation and amortization	547	514
Amortization and accretion on marketable securities, net	169	43
Stock-based compensation expense	941	1,653
Excess tax benefits from stock-based compensation	(1,173)	(2,635)
Deferred rent	(25)	7
Loss on disposal of property and equipment	10	6
Changes in operating assets and liabilities:
Accounts receivable	(1,019)	58
Prepaid expenses and other current assets	(335)	43
Other assets	96	34
Accounts payable	503	(1,379)
Accrued compensation and benefits	(926)	(1,025)
Accrued marketing expenses	796	635
Deferred revenue	90	42
Other current liabilities	233	(543)

Net cash provided by operating activities	4,722	3,093

Investing activities
Purchases of property and equipment	(241)	(464)
Purchase of other assets	(1,280)	—
Purchases of marketable securities	(14,439)	—
Sales of marketable securities	1,006	—
Maturities of marketable securities	13,700	17,900

Net cash provided by (used in) investing activities	(1,254)	17,436

Financing activities
Proceeds from exercise of common stock options	249	426
Cash used to net-share settle equity awards	(103)	(557)
Excess tax benefits from stock-based compensation	1,173	2,635
Repurchases of common stock	(4,593)	—
Principal payments in connection with capital lease	(9)	(10)

Net cash provided by (used in) financing activities	(3,283)	2,494

Effect of exchange rate changes on cash and cash equivalents	—	—

Net increase in cash and cash equivalents	185	23,023
Cash and cash equivalents at beginning of period	94,136	131,339

Cash and cash equivalents at end of period	$94,321	$154,362

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2010, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 5, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2010, its results of operations for the three months ended March 31, 2009 and 2010 and its cash flows for the three months ended March 31, 2009 and 2010. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2010.

Subsequent Events Evaluation—We have reviewed and evaluated material subsequent events from the balance sheet date of March 31, 2010 through the date of issuance of these condensed consolidated financial statements. A subsequent event was identified for disclosure in Note 8 – Subsequent Event.

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three months ended March 31, 2009 and 2010 (unaudited):

	Three Months Ended March 31,
	2009	2010
Aetna	15%	15%
UnitedHealthcare	13%	15%
Wellpoint	16%	14%

Revenue attributable to individual and family (“IFP”) product offerings represented approximately 90% and 91% of our commission revenue in the three months ended March 31, 2009 and 2010, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—As of December 31, 2009 and March 31, 2010, our cash equivalents consisted of money market accounts that were invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2009 and March 31, 2010, our cash equivalents carried no unrealized gains or losses, and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2009 and 2010.

Marketable Securities—Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2009 and March 31, 2010 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
March 31, 2010 (unaudited)
U.S. government-sponsored enterprise bonds	$2,999	$3	$—	$3,002
Corporate bonds	1,208	3	—	1,211

Total marketable securities	$4,207	$6	$—	$4,213

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
December 31, 2009
U.S. government-sponsored enterprise bonds	$17,877	$15	$(1)	$17,891
Corporate bonds	3,053	1	—	3,054
U.S. government-sponsored enterprise discount notes	1,221	18	—	1,239

Total marketable securities	$22,151	$34	$(1)	$22,184

(1)	No marketable security had been in a continuous unrealized loss position for more than twelve months as of December 31, 2009 or March 31, 2010.

We did not realize any significant gains or losses on sales of marketable securities during the three months ended March 31, 2009 and 2010. The contractual maturities of our marketable securities as of March 31, 2010 were all due within one year.

During the three months ended March 31, 2009 and 2010, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, at the beginning and end of the period and are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

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

The following table presents information about our financial assets (cash equivalents and marketable securities) that are re-measured and reported at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands, unaudited):

	As of March 31, 2010
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Cash equivalents – money market funds	$151,158	$—	$151,158
Marketable securities:
U.S. government-sponsored enterprise bonds	—	3,002	3,002
Corporate bonds	—	1,211	1,211

Total marketable securities	—	4,213	4,213

Total cash equivalents and marketable securities	$151,158	$4,213	$155,371

We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. For our other cash equivalents and marketable securities classified as Level 2, we primarily relied on observable quotes in active markets; however if we concluded the market was non-active, we relied on independent market pricing data. We did not hold any financial assets as of March 31, 2010 whereby the fair value measurements were estimated using significant unobservable inputs (Level 3).

Note 4 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of March 31, 2010, we had 3,647,442 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2010, shares reserved under the 2006 Plan automatically increased by 936,669 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data, unaudited):

	Shares Available for Grant (1)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance at December 31, 2009	3,164	2,899	$10.56	5.16	$20,895
Additional shares authorized (3)	937	—	—
Options granted	(422)	422	$18.32
Restricted stock units and awards granted	(113)	—
Options exercised	—	(45)	$9.57
Options cancelled	62	(62)	$13.51
Restricted stock units and awards cancelled	19	—

Balance at March 31, 2010	3,647	3,214	$11.53	5.17	$19,034

(1)	Shares available for grant exclude treasury stock of 1,894,355 shares and 1,926,693 shares at December 31, 2009 and March 31, 2010, respectively, that could be granted if eHealth determined to do so.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at March 31, 2010.
(3)	On January 1, 2010, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 936,669 shares.

The fair value of stock options granted to employees for the three months ended March 31, 2009 and 2010 was estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2009	2010
Expected term	4.6 years	4.6 years
Expected volatility	60.3%	53.4%
Expected dividend yield	0%	0%
Risk-free interest rate	1.60%	2.44%
Weighted-average fair value	$6.89	$8.50

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data, unaudited):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2009	383	2.67	$6,289
Granted	113
Vested	(95)
Cancelled	(19)

Balance as of March 31, 2010	382	2.89	$6,021

(1)	The aggregate intrinsic value is calculated as the fair value of the underlying common stock outstanding and vested and expected to vest as of December 31, 2009 and March 31, 2010.

Upon vesting, the restricted stock units are generally net-share settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units vested in the three months ended March 31, 2009 and 2010, were net-share settled such that we withheld shares with value

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $0.1 million and $0.6 million for the three months ended March 31, 2009 and 2010, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by eHealth as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to eHealth.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2009 and 2010 (in thousands, unaudited):

	Three Months Ended March 31,
	2009	2010
Common stock options	$639	$936
Restricted stock units	294	717
Restricted common stock	8	—

Total stock-based compensation expense	$941	$1,653

The following table summarizes stock-based compensation expense by operating function recorded during the three months ended March 31, 2009 and 2010 (in thousands, unaudited):

	Three Months Ended March 31,
	2009	2010
Marketing and advertising	$142	$207
Customer care and enrollment	59	93
Technology and content	198	443
General and administrative	542	910

Total stock-based compensation expense	$941	$1,653

Note 5 – Income Taxes

During the three months ended March 31, 2009 and 2010, we recorded a provision for income taxes of $2.8 million and $2.7 million, respectively, representing effective tax rates of approximately 47.5% and 45.5%, respectively. Our effective tax rate in the three months ended March 31, 2010 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate in the three months ended March 31, 2009 was higher than statutory federal and state tax rates primarily due to tax shortfalls related to share-based payments.

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

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards was suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers could only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law did not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards that we were able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes paid to the state of California in 2009. This change in the California tax law did not impact our effective tax rate for 2009 or the three months ended March 31, 2010. The suspension of the use of net operating loss carry forwards to reduce California income taxes was lifted for 2010.

Our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes payable in California in 2009, we utilized excess federal and state tax benefits related to share-based payments, which resulted in a $1.2 million increase in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2009. During the three months ended March 31, 2010, we utilized excess federal tax benefits related to share-based payments, which resulted in a $2.6 million increase in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2010. Additionally, the $1.2 million and $2.6 million of realized excess tax benefits related to share-based payments in the three months ended March 31, 2009 and 2010, respectively, are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows.

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

	Three Months Ended March 31,
	2009	2010
Basic:
Numerator:
Net income allocated to common stock	$3,143	$3,233

Denominator:
Weighted average number of common stock shares	24,892	23,457

Net income per share—basic:	$0.13	$0.14

Diluted:
Numerator:
Net income allocated to common stock	$3,143	$3,233

Denominator:
Weighted average number of common stock shares	24,892	23,457
Weighted average number of options	817	843
Weighted average number of restricted stock and restricted stock units	11	64

Total common stock shares used in per share calculation	25,720	24,364

Net income per share—diluted:	$0.12	$0.13

For each of the three months ended March 31, 2009 and 2010, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands, unaudited):

	Three Months Ended March 31,
	2009	2010
Common stock options	956	1,100
Restricted stock units	17	24

Total	973	1,124

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7 – Geographic Information

Substantially all revenue for all periods presented was generated from customers located in the United States. As of December 31, 2009 and March 31, 2010, our long-lived assets consisted primarily of property and equipment and indefinite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
United States	$4,101	$3,967
China	537	581

Total	$4,638	$4,548

Note 8 – Subsequent Event

On April 30, 2010, we completed the acquisition of PlanPrescriber, Inc. (formerly Experion Systems, Inc.), a privately-held company, for approximately $28.7 million in cash before giving effect to purchase price deductions, including transaction expenses, certain bonus plan payments and other employee-related deductions. PlanPrescriber is a leading provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options. PlanPrescriber is now a wholly-owned subsidiary of eHealth.

We will record the purchase of PlanPrescriber using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of operations will be included in our consolidated results of operations beginning with the date of the acquisition. We are currently in the process of evaluating the fair values of the assets acquired and liabilities assumed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning expectations regarding our future effective tax rate and factors affecting such rate, our utilization of certain tax benefits and the related impact on our financial statements and our cash outlay for taxes for 2010; impact of the PlanPrescriber acquisition on our financial statements and on our Medicare plans; acceleration of PlanPrescriber revenue growth; our expectation regarding the impact of the acquisition and integration of PlanPrescriber on our liquidity, capital resources and interest income earned for 2010 and on our business; our expectation regarding submitted application growth; our expectation that total revenue will grow and factors affecting such growth; our expectation that our cost of revenue sharing will decrease in absolute dollars; exploration of new marketing initiatives that increase per member acquisition costs; our expectation that our marketing and advertising expenses will increase in absolute dollars and to be equal or higher than our 2009 expense as a percentage of total revenue; our expectation that our customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars and factors affecting such increases; increase in our cost of acquiring members and factors impacting such increase; estimates relating to critical accounting policies and related impact on our financial statements; our expectation that stock based compensation will increase; our expectation regarding interest and other income, net as a percentage of total revenue; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments; our potential for collection issues with any of our carriers; the impact of healthcare reform laws on the health insurance industry and on our business; expenditures related to the development of our business; our continuing to incur significant costs and expenses relating to our being a public company; factors on which our future growth will depend; changes to our ecommerce platform and other initiatives and the potential impact of such changes; factors affecting the successful promotion of our brand and the difficulty and expense of branding initiatives; our plan to offer Medicare products and factors on which our success will depend; our plans to expand our operations and continue to enter into relationships with marketing partners in China; expansion of aspects of our business to additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2010, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program, from licensing the use of our ecommerce technology and from referral fees for Medicare Internet leads. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. In both our sponsorship and our technology licensing businesses, we are typically paid performance-based fees.

On April 30, 2010, we completed the acquisition of PlanPrescriber, Inc. (formerly Experion Systems, Inc.), a privately-held company, for approximately $28.7 million in cash before giving effect to purchase price deductions, including transaction expenses, certain bonus plan payments and other employee-related deductions. PlanPrescriber is a leading provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options. We hope to be able to accelerate PlanPrescriber’s revenue growth, which it derives through the referral of Medicare product leads to third parties, and eventually to service the leads as a health insurance agent. PlanPrescriber is now a wholly-owned subsidiary of eHealth.

We will record the purchase of PlanPrescriber using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of operations will be included in our consolidated results of operations beginning with the date of the acquisition. We are currently in the process of evaluating the fair values of the assets acquired and liabilities assumed.

Sources of Revenue

Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 88% of our total revenue for each of the three months ended March 31, 2009 and 2010. The remainder of our revenue is primarily attributable to carrier sponsorship advertising on our website and licensing arrangements related to our technology. We also refer to the licensing arrangements as eCommerce On Demand, or eOD, arrangements.

Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance market and corresponding growth in our membership. We estimate that as of March 31, 2010 we had approximately 755,200 members compared to an estimated 728,000 members and 680,100 members at December 31, 2009 and March 31, 2009, respectively. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation. In the quarter ended March 31, 2010 we experienced a decline in number of applications submitted through us for individual and family health insurance, as well as a decline in the number of individuals approved for health insurance by our carriers, compared to the three months ended March 31, 2009. During the three months ended March 31, 2010, the number of individuals approved for individual and family major medical health insurance products declined 6% over the number of individuals that were approved during the three months ended March 31, 2009. Our approved member growth has been impacted by slower growth in submitted applications for individual and family health insurance products, more stringent underwriting by our health insurance carrier partners with respect to individual and family health insurance applications, a decline in the average number of individuals per submitted application that were approved for individual and family health insurance and a decrease in the number of submitted applications for small business and short-term health insurance products. We believe that the decline in individual and family health insurance submitted applications in the quarter ended March 31, 2010 was the result of several factors, including consumer confusion related to the timing and impact of potential federal health care reform legislation, weak macro-economic conditions and the federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. The subsidy was implemented pursuant to the American Recovery and Reinvestment Act of 2009 and allows workers who are involuntarily terminated from employment between September 2008 and May 31, 2010 and otherwise eligible for COBRA health benefits to receive a 65% federal subsidy for COBRA health benefits. We believe that factors that have recently impacted our individual and family health insurance submitted application growth rate will persist and expect near-term application growth rates to remain similar to the past two quarters.

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

Revenue attributable to individual and family product offerings represented approximately 90% and 91% of our commission revenue in the three months ended March 31, 2009 and 2010, respectively. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

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

Based on information currently available to us, and considering our recent acquisition of PlanPrescriber, Inc., we expect total revenue to increase in absolute dollars in 2010 compared to 2009 as a result of continued growth in our membership as well as growth in our sponsorship, licensing and lead generation businesses.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended March 31, 2009 and 2010, applications submitted through us for individual and family health insurance from our direct channel constituted 41% and 43%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three months ended March 31, 2009 and 2010, applications submitted through us for individual and family health insurance products from our marketing partner member acquisition channel constituted approximately 34% and 27%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended March 31, 2009 and 2010, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 25% and 30%, respectively, of all individual and family health insurance applications submitted on our website.

We experienced a 4% decline in the number of applications submitted through us for individual and family health insurance in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This 4% decrease was comprised of a 25% decline in the number of applications submitted through our marketing partner channel, partially offset by 15% growth in the number of applications submitted through our online advertising channel and 2% growth in the number of applications submitted through our direct channel. We believe that our individual and family health insurance submitted application growth rate may have been adversely impacted by several factors, including confusion relating to the timing and impact of potential healthcare reform legislation, weak macro-economic conditions and the 65% federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. We believe that factors that have recently impacted our individual and family health insurance submitted application growth rate will persist and expect near-term application growth rates to remain similar to the past two quarters.

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

We entered into customer transition and marketing agreements with HBDC in February 2009. Pursuant to the agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which is being amortized to cost of revenue-sharing expense as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments are also recognized as cost of revenue-sharing expense. During 2009 we became the broker of record on and recognized commission revenue from members transferred from HBDC, all of which were members on individual and family major medical policies. We expect cost of revenue-sharing expenses to decrease in absolute dollars in 2010 compared to 2009 as a result of an expected decrease in the amount of revenue-sharing payments we will make to HBDC due to a decline in the current number of commission-generating members transferred to us from HBDC, and due to a decrease in amortization expense related to the initial consideration paid to HBDC.

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

Our average cost of acquiring new members, if measured as total marketing and advertising expenses for the quarter divided by the number of individuals included on applications for individual and family health insurance submitted during the quarter, was $73.68 in the three months ended March 31, 2010 compared to $62.95 in the three months ended March 31, 2009. This increase was primarily driven by an increase in online advertising expenses resulting from an increase in paid keyword search advertising costs on Internet search engines, a decline in the rate at which individuals coming to our ecommerce platform through our marketing partner member acquisition channel submitted individual and family health insurance applications. In addition, during the three months ended March 31, 2010, we experienced a decline in the average number of individuals applying for individual and family health insurance per application submitted on our platform, compared to the three months ended March 31, 2009. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website or increase our brand awareness.

We expect our marketing and advertising expenses to increase in absolute dollars in 2010 compared to 2009 primarily due to an increase in our online marketing and advertising expenditures during 2010, including paid keyword search advertising. As a result, we expect the average cost of acquiring new members to be higher in 2010 compared to 2009. As a percentage of total revenue in 2010, we expect our marketing and advertising expense to be equal to or higher than our 2009 expense as a percentage of total revenue.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in absolute dollars in 2010 compared to 2009 as a result of additional personnel and expenditures necessary to develop future Medicare product sales capabilities.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of March 31, 2009 and 2010 and for the three months ended March 31, 2009 and 2010 (unaudited):

Key Metrics:	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Operating cash flows (1)	$4,722,000	$3,093,000

IFP submitted applications (2)	141,200	135,600

IFP approved members (3)	120,900	114,200
Total approved members (4)	157,700	144,400

Total revenue (5)	$31,917,000	$35,989,000
Total revenue per estimated member for the period (6)	$49.24	$48.53

	As of March 31, 2009	As of March 31, 2010
IFP estimated membership (7)	585,100	661,000
Total estimated membership (8)	680,100	755,200

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Marketing and advertising expenses (9)	$13,420,000	$14,818,000
Marketing and advertising expenses as a percentage of total revenue (10)	42%	41%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	41%	43%
Marketing partners (12)	34%	27%
Online advertising (13)	25%	30%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$62.95	$73.68

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation during 2009.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation during 2009.
(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.
(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two).
(7)	Estimated number of members active on IFP insurance policies as of the date indicated. Amounts as of March 31, 2009 and 2010 each include an estimated 20,000 members transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(8)	Estimated number of members active on all insurance policies as of the date indicated. Amounts as of March 31, 2009 and 2010 each include an estimated 20,000 members transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.
(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.
(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three months ended March 31, 2009 and 2010 which had a material impact on our allowance for forfeitures.

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

During the three months ended March 31, 2009 and 2010, we recorded stock-based compensation expense totaling $0.9 million and $1.7 million, respectively, related to stock options, restricted stock awards and restricted stock units granted to employees. Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future to the extent the number of equity awards issued and outstanding increases.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as excess tax benefits related to share-based payments. During the three months ended March 31, 2009 and 2010, we recorded a provision for income taxes of $2.8 million and $2.7 million, respectively, representing effective tax rates of approximately 47.5% and 45.5%, respectively. Our effective tax rate in the three months ended March 31, 2010 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate in the three months ended March 31, 2009 was higher than statutory federal and state tax rates primarily due to tax shortfalls related to share-based payments.

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. Under the new tax law, the utilization of net operating loss carry forwards was suspended for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers could only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. The new law did not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards that were able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes paid to the state of California in 2009. This change in the California tax law did not impact our effective tax rate in 2009 or the three months ended March 31, 2010. The suspension of the use of net operating loss carry forwards to reduce California income taxes was lifted for 2010. Our cash outlay for federal and state taxes is expected to be approximately 3% to 5% of pre-tax income in 2010 assuming the state of California does not reinstate the suspension of the utilization of net operating loss carry forwards.

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

Our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes payable in California in 2009, we utilized excess federal and state tax benefits related to share-based payments, which resulted in a $1.2 million increase in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2009. During the three months ended March 31, 2010, we utilized excess federal tax benefits related to share-based payments, which resulted in a $2.6 million increase in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2010. Additionally, the $1.2 million and $2.6 million of realized excess tax benefits related to share-based payments in the three months ended March 31, 2009 and 2010, respectively, are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows. We expect to continue utilizing excess federal tax benefits related to share-based payments and other unrecognized tax benefits in 2010, which will result in further increases in to additional paid-in-capital and other non-current liabilities.

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

As of December 31, 2009 and March 31, 2010, we had approximately $3.0 million of unrecognized tax benefits. As of December 31, 2009 and March 31, 2010, there were $2.4 million and $2.5 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

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

We endeavor to utilize the best available information in measuring fair value of our assets, and as such, use market data or assumptions that we believe market participants would use in pricing an asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets are classified as either Level 1 or Level 2 in the fair value hierarchy as of March 31, 2010.

During the three months ended March 31, 2009 and 2010, net unrealized gains and losses incurred on our marketable securities were not significant, and, as of December 31, 2009 and March 31, 2010, we carried immaterial net unrealized gains on our marketable securities, which are reported as a component of stockholders’ equity in the consolidated balance sheets and comprehensive income in the consolidated statements of income and comprehensive income. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily corporate bonds, at the beginning and end of the period. We did not realize any losses on our marketable securities during the three months ended March 31, 2009 and 2010.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2009 and 2010 (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2009		2010
Revenue:
Commission	$28,204	88%	$31,773	88%
Sponsorship, licensing and other	3,713	12	4,216	12

Total revenue	31,917	100	35,989	100
Operating costs and expenses:
Cost of revenue-sharing	800	2	978	3
Marketing and advertising	13,420	42	14,818	41
Customer care and enrollment	3,822	12	3,946	11
Technology and content	3,585	11	4,581	13
General and administrative	4,701	15	5,767	16

Total operating costs and expenses	26,328	82	30,090	84

Income from operations	5,589	18	5,899	16
Interest and other income, net	399	1	28	0

Income before income taxes	5,988	19	5,927	16
Provision for income taxes	2,845	9	2,694	7

Net income	$3,143	10%	$3,233	9%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands, unaudited):

	Three Months Ended March 31,
	2009	2010
Marketing and advertising	$142	$207
Customer care and enrollment	59	93
Technology and content	198	443
General and administrative	542	910

Total	$941	$1,653

Three Months Ended March 31, 2009 and 2010

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010	$	%
Commission	$28,204	$31,773	$3,569	13%
Percentage of total revenue	88%	88%
Sponsorship, licensing and other	$3,713	$4,216	$503	14%
Percentage of total revenue	12%	12%
Total revenue	$31,917	$35,989	$4,072	13%

Three Months Ended March 31, 2010 and 2009—Commission revenue increased $3.6 million, or 13%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an increase in our membership. Our estimated membership increased approximately 11% to 755,200 at March 31, 2010 from 680,100 at March 31, 2009. Sponsorship, licensing and other revenue increased $0.5 million, or 14%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an increase in revenue related to lead generation and an increase in revenue from licensing arrangements related to our technology and, to a lesser extent, an increase in revenue related to sales of carrier sponsorship advertising on our website.

Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three months ended March 31, 2009 and 2010 (unaudited):

	Three Months Ended March 31,
	2009	2010
Aetna	15%	15%
UnitedHealthcare	13%	15%
Wellpoint	16%	14%

Based on information currently available to us, and considering our recent acquisition of PlanPrescriber, Inc., we expect total revenue to increase in absolute dollars in 2010 compared to 2009 as a result of continued growth in our membership as well as growth in our sponsorship, licensing and lead generation businesses.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010	$	%
Cost of revenue-sharing	$800	$978	$178	22%
Percentage of total revenue	2%	3%

Three Months Ended March 31, 2010 and 2009—Cost of revenue-sharing increased $0.2 million, or 22%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily as a result of our agreement with HBDC whereby we pay them a percentage of the commission revenue we receive related to certain health insurance members that were transferred to us. Additionally, cost of revenue-sharing increased due to the amortization of the initial consideration paid to HBDC in the first quarter of 2009. To a lesser extent, cost of revenue-sharing increased as a result of an increase in the number of health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. As a percentage of total revenue, cost of revenue-sharing increased to 3% for the three months ended March 31, 2010 from 2% for the three months ended March 31, 2009.

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

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010	$	%
Marketing and advertising	$13,420	$14,818	$1,398	10%
Percentage of total revenue	42%	41%

Three Months Ended March 31, 2010 and 2009—Marketing and advertising expenses increased $1.4 million, or 10%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This was primarily due to an increase in our online advertising expenses of $2.8 million resulting from an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Partially offsetting this increase was a decrease of $1.3 million in fees we pay to marketing partner for referrals that result in the submission of a health insurance application on our website. Our acquisition cost per member, measured as total marketing and advertising expenses for the quarter divided by the number of members included on applications for individual and family product offerings submitted during the quarter, increased 17% to $73.68 in the three months ended March 31, 2010 from $62.95 in the three months ended March 31, 2009. In the three months ended March 31, 2010 we experienced a decline in the rate at which individuals coming to our ecommerce platform through our marketing partner member acquisition channel submitted health insurance applications. In addition, during the three months ended March 31, 2010, we experienced a decline in the average number of individuals applying for health insurance per application submitted on our platform, compared to the three months ended March 31, 2009. As a percentage of total revenue, total marketing and advertising expenses decreased to 41% in the three months ended March 31, 2010 from 42% in the three months ended March 31, 2009.

We expect our marketing and advertising expenses to increase in absolute dollars in 2010 compared to 2009 primarily due to an increase in our online marketing and advertising expenditures during 2010, including paid keyword search advertising. As a result, we expect the average cost of acquiring new members to be higher in 2010 compared to 2009. As a percentage of total revenue in 2010, we expect our marketing and advertising expense to be equal to or higher than our 2009 expense as a percentage of total revenue. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three member acquisition channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs attributable to marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010	$	%
Customer care and enrollment	$3,822	$3,946	$124	3%
Percentage of total revenue	12%	11%

Three Months Ended March 31, 2010 and 2009—Customer care and enrollment expenses increased $0.1 million, or 3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an increase in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses decreased to 11% in the three months ended March 31, 2010 from 12% in the three months ended March 31, 2009 as a result of economies of scale achieved by our customer care and enrollment operations.

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

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010	$	%
Technology and content	$3,585	$4,581	$996	28%
Percentage of total revenue	11%	13%

Three Months Ended March 31, 2010 and 2009—Technology and content expenses increased $1.0 million, or 28%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily due to an increase of $0.4 million in compensation and benefits costs associated with an increase in technology and content personnel, including an increase in personnel dedicated to our eCommerce On Demand business. Additionally, stock-based compensation expense increased due to the timing of additional equity grants to employees in our technology and content departments. As a percentage of total revenue, technology and content costs increased to 13% in the three months ended March 31, 2010 from 11% in the three months ended March 31, 2009.

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

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010	$	%
General and administrative	$4,701	$5,767	1,066	23%
Percentage of total revenue	15%	16%

Three Months Ended March 31, 2010 and 2009—General and administrative expenses increased $1.1 million, or 23%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a $0.4 million increase in legal and other professional fees. Additionally, compensation and benefits costs increased $0.2 million due to an increase in general and administrative personnel and stock-based compensation expense increased $0.4 million due to the timing of additional equity grants to employees in our general and administrative departments and to board members. As a percentage of total revenue, general and administrative expenses increased to 16% in the three months ended March 31, 2010 from 15% in the three months ended March 31, 2009.

We expect our general and administrative expenses to increase in absolute dollars in 2010 compared to 2009 due to the increased costs necessary to support the growth of our business. Additionally, we expect general and administrative expenses to decrease in the second half of 2010 compared to the first half of 2010 due to transaction costs related to the PlanPrescriber acquisition and certain consulting projects which are expected to be completed during the first half of 2010.

Interest and Other Income, Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010	$	%
Interest and other income, net	$399	$28	$(371)	(93)%
Percentage of total revenue	1%	0%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalents and marketable securities balances, partially offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Three Months Ended March 31, 2010 and 2009—Interest and other income, net, decreased $0.4 million, or 93%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decline in the average yield was primarily due to a general market decline in interest rates. Cash, cash equivalents and marketable securities increased from $150.3 million at March 31, 2009 to $158.6 million at March 31, 2010 primarily due to cash generated from operations, partially offset by cash used to repurchase shares of our common stock.

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

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year quarter (dollars in thousands, unaudited):

	Three Months Ended March 31,		Change
	2009	2010
Provision for income taxes	$2,845	$2,694	$(151)
Percentage of total revenue	9%	7%

Three Months Ended March 31, 2010 and 2009—During the three months ended March 31, 2010, we recorded a provision for income taxes of $2.7 million, representing an effective tax rate of approximately 45.5%. During the three months ended March 31, 2009, we recorded a provision for income taxes of $2.8 million, representing an effective tax rate of approximately 47.5%. Our effective tax rate in the three months ended March 31, 2010 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate in the three months ended March 31, 2009 was higher than statutory federal and state tax rates due primarily to tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At March 31, 2010, our cash, cash equivalents and marketable securities totaled $158.6 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. Marketable securities are comprised primarily of available-for-sale financial instruments with original maturities of more than 90 days but less than two years from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The following table presents a summary of our cash flows for the three months ended March 31, 2009 and 2010 (in thousands, unaudited):

	Three Months Ended March 31,
	2009	2010
Net cash provided by operating activities	$4,722	$3,093
Net cash provided by (used in) investing activities	$(1,254)	$17,436
Net cash provided by (used in) financing activities	$(3,283)	$2,494

The cash flow statement for the three months ended March 31, 2010 included a $2.4 million cash flow benefit from deferred income taxes, which primarily resulted from the utilization of $2.6 million of excess tax benefits related to share-based payments. The cash flow statement for the three months ended March 31, 2009 included a $1.7 million cash flow benefit from deferred income taxes, which primarily resulted from the utilization of $1.2 million of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statements for the three months ended March 31, 2009 and 2010 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

On April 30, 2010, we completed the acquisition of PlanPrescriber, Inc. (formerly Experion Systems, Inc.), a privately-held company, for approximately $28.7 million in cash before giving effect to purchase price deductions, including transaction expenses, certain bonus plan payments and other employee-related deductions. PlanPrescriber is a leading provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options. PlanPrescriber is now a wholly-owned subsidiary of eHealth.

We will record the purchase of PlanPrescriber using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of operations will be included in our consolidated results of operations beginning with the date of the acquisition. We are currently in the process of evaluating the fair values of the assets acquired and liabilities assumed. We do not expect the acquisition and integration of PlanPrescriber to have a material adverse impact on our liquidity, capital resources and interest income earned on our invested cash, cash equivalents and marketable securities for the remainder of 2010.

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

Three Months Ended March 31, 2010—Our operating activities generated cash of $3.1 million during the three months ended March 31, 2010 and consisted of net income of $3.2 million, increased by non-cash items of $2.0 million and partially offset by cash used for working capital and other activities of $2.1 million. Adjustments for non-cash items primarily consisted of $2.4 million of deferred income taxes, $1.7 million of stock-based compensation expense and $0.5 million of depreciation and amortization, partially offset by $2.6 million of excess tax benefits from stock-based compensation. Cash used for working capital and other activities primarily consisted of a decrease of $1.4 million in accounts payable, a decrease of $1.0 million in accrued compensation and benefits and a decrease of $0.5 million in other current liabilities, partially offset by an increase of $0.6 million in accrued marketing expenses.

Three Months Ended March 31, 2009—Our operating activities generated cash of $4.7 million during the three months ended March 31, 2009 and consisted of net income of $3.1 million, increased by non-cash items of $2.1 million and partially offset by cash used for working capital and other activities of approximately $0.6 million. Adjustments for non-cash items primarily consisted of $1.7 million of deferred income taxes, $0.9 million of stock-based compensation expense and $0.5 million of depreciation and amortization, partially offset by $1.2 million of excess tax benefits from stock-based compensation. Cash used for working capital and other activities primarily consisted of an increase of $1.0 million in accounts receivable and a decrease of $0.9 million in accrued compensation and benefits, partially offset by a increase of $0.8 million in accrued marketing expenses and an increase of $0.5 million in accounts payable.

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

Three Months Ended March 31, 2010—Net cash provided by investing activities of $17.4 million during the three months ended March 31, 2010 was attributable to maturities of marketable securities of $17.9 million, partially offset by capital expenditures of $0.5 million.

Three Months Ended March 31, 2009—Net cash used in investing activities of $1.3 million during the three months ended March 31, 2009 was primarily attributable to purchases of marketable securities of $14.4 million and initial consideration of $1.3 million paid to HBDC in connection with customer transition and marketing agreements with HBDC, partially offset by maturities and sales of marketable securities of $13.7 million and $1.0 million, respectively.

Financing Activities

Three Months Ended March 31, 2010—Net cash provided by financing activities of $2.5 million during the three months ended March 31, 2010 was due to $2.6 million of excess tax benefits from stock-based compensation and $0.4 million of proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.6 million used to net-share settle the tax obligation related to equity awards.

Three Months Ended March 31, 2009—Net cash used in financing activities of $3.3 million during the three months ended March 31, 2009 was due to $4.6 million used to repurchase 361,841 shares of our common stock, partially offset by $1.2 million of excess tax benefits from stock-based compensation.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating and capital lease agreements and certain contractual service and licensing obligations as of March 31, 2010 (in thousands, unaudited):

Years Ending March 31,	Operating Lease Obligations	Capital Lease Obligations	Service and Licensing Obligations	Total Obligations
2010 (9 months)	$2,112	$42	$412	$2,566
2011	2,444	57	260	2,761
2012	2,035	14	—	2,049
2013	239	—	—	239
2014	206	—	—	206

Total	$7,036	$113	$672	$7,821

The table above is as of March 31, 2010 and does not include any obligations acquired from PlanPrescriber. We are currently in the process of evaluating the obligations assumed from PlanPrescriber and do not expect such obligations to have a material impact on our contractual obligations and commitments.

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

As of March 31, 2010, we had unrecognized tax benefits of $3.0 million classified as other non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of March 31, 2010, we had cash and cash equivalents of $154.4 million, which consisted primarily of cash and highly liquid money market instruments. We also had marketable securities of $4.2 million, which consisted primarily of U.S. government-sponsored enterprise and corporate debt securities with original maturities of more than 90 days but less than one year from the date of purchase and are available for use in current operations. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity.

The primary objective of our investment activities is to preserve principal. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had been 10% lower during the three months ended March 31, 2010, our interest income would not have been materially impacted during that period, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. As of December 31, 2009 and March 31, 2010, our cash, cash equivalent and marketable securities balances were invested in securities issued by institutions in the following industries (in thousands):

Industry	December 31, 2009	March 31, 2010
Cash	$7,085	$3,204
Money market funds(1)	124,254	151,158
Bonds, commercial paper and certificates of deposit:
Government sector	17,891	3,002
Financial sector	3,054	—
Industrial sector	1,239	1,211

Total cash, cash equivalents and marketable securities	$153,523	$158,575

(1)	At December 31, 2009 and March 31, 2010, money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

During the three months ended March 31, 2009 and 2010, net unrealized gains and losses incurred on our marketable securities were not significant, and, as of December 31, 2009 and March 31, 2010, we carried immaterial net unrealized gains on our marketable securities, which are reported as a component of stockholders’ equity in the consolidated balance sheets and comprehensive income in the consolidated statements of income and comprehensive income. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, primarily U.S. government-sponsored enterprise bonds and discount notes and corporate bonds, at the beginning and end of the period. We did not realize any losses on our marketable securities during the three months ended March 31, 2009 and 2010.

We do not require collateral or other security for our accounts receivable. As of March 31, 2010, one carrier represented $0.5 million, or 24%, of our total accounts receivable. No other carrier represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our carriers is minimal. Accordingly, our allowance for uncollectible amounts at March 31, 2010 was not material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing healthcare delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance products. In March 2010, the Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These healthcare reform laws contain provisions that will change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve healthcare quality; minimum benefit levels for health insurance plans; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; optional open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; and subsidies and cost sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of healthcare reform require various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments will be required to adopt changes to their existing laws and regulations to conform them to federal healthcare reform legislation and regulations. Several aspects of the legislation, such as the implementation of state exchanges for the purchase of health insurance, do not go into effect until 2014. However, other aspects are to be implemented sooner. For instance, the requirement that health insurance carriers maintain specified medical loss ratios in the individual, small group and large group health insurance markets will become effective in 2011. A high risk pool is supposed to be established within 90 days, and the requirement that children cannot be denied health insurance for preexisting conditions becomes effective six months after the legislation was signed into law.

While the manner in which healthcare reform will be implemented is unclear, aspects of it could increase competition, reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses, decrease the number of health insurance carriers offering the health insurance products we sell and result in a reduction in the amount health insurance carriers pay for our services, any of which could materially harm our business, operating results and financial condition. For instance, the manner in which the federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost sharing credits could substantially increase our competition and substantially reduce the number of individuals, families and small businesses that purchase insurance through us, which would materially harm our business, operating results and financial condition. In addition, the implementation of the medical loss ratio requirements may result in health insurance carriers reducing the commissions paid to us for the health insurance products we sell and could result in health insurance carriers determining to distribute their products in a manner different than they do today with less reliance upon health insurance agents, which would materially harm our business, operating results and financial condition. We believe that consumer anticipation of healthcare reform and confusion regarding its impact has already impacted demand for the health insurance products we sell and that consumers have deferred applying for health insurance until the substance of healthcare reform becomes more clear to them. Should consumers continue to do so, our business, operating results and financial condition would be harmed. Speculation regarding the impact of healthcare reform or changes in the regulatory environment in which we operate also creates uncertainty that could lead to increased volatility and a reduction in our stock price.

Our rate of growth may decline.

We have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing and website technology development. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, our approved member growth has recently declined, and we had fewer members approved in the quarter ended March 31, 2010 than were approved in the quarter ended March 31, 2009. While the aggregate number of our members has continued to grow, if approved member growth continues to decline, our historical revenue growth may not be sustainable, which would harm our operating results and financial condition. Our future revenue growth will depend in large part upon our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform and to maintain our relationship with existing members within historical levels. We will have significant difficulty in achieving revenue growth if our membership does not grow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months, in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate. In addition, a portion of our year-over-year growth has been attributable to revenue from our technology licensing and sponsorship advertising businesses. Because these sources of revenue are relatively new, we expect that it may be difficult to maintain their historical growth rates, which will impact our overall rate of growth. A continued decline in our growth rate would adversely impact investor perception of our business and our stock price.

The commission rates we receive are impacted by a variety of factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, our members’ states of residence and the laws and regulations in those jurisdictions and the amount of time policies have been active. They may also be adversely impacted as a result of healthcare reform. Our commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline.

We expect the average cost of acquiring new members to increase, which may harm our operating results.

We expect the average cost of acquiring new members to be higher in 2010 than it was in 2009. We measure the average cost of acquiring new members as total marketing and advertising expenses for the year divided by the number of individuals included on applications for individual and family health insurance submitted during the year. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. We expect marketing and advertising costs will increase primarily due to increases in the amounts we spend for online marketing, including paid search advertising, and increases in compensation and benefits costs attributable to marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website. If these increases in marketing and advertising costs do not result in an increase in submitted applications and a corresponding increase in our member base, our business, operating results and financial condition would be harmed.

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

Legislative reaction to economic conditions may also negatively impact our operating results and financial condition. For example, the recently enacted American Recovery and Reinvestment Act included a 65% federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. As originally enacted, the subsidy applied to COBRA premiums for up to nine months for workers whose employment was involuntarily terminated after September 1, 2008 and were otherwise eligible for extended COBRA health coverage under their group health insurance plan. While the COBRA subsidy program was scheduled to expire and become unavailable for those whose employment was involuntarily terminated after December 2009, the eligibility period has been extended, most recently to May 2010, and may be extended again in the future. In connection with an initial extension of the eligibility period, the duration of the period the government would provide the subsidy to those eligible was extended from nine months to fifteen months. While it is not possible to determine the impact of the subsidy on our business, it may have caused, and may in the future cause, a significant decline in our membership and revenue growth as a result of consumers electing COBRA coverage rather than purchasing health insurance through us and members cancelling existing policies for which we serve as the broker of record to take advantage of the subsidy.

Economic conditions have caused interest rates to decline. We have experienced a significant reduction in the rate of return on our investments both as a result of the decline in interest rates and as a result of our implementation of more conservative investment policies. Economic conditions could materially and adversely impact our investments in the future, including loss of our principal investment, despite our implementation of more conservative investment policies.

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

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their existing or new health insurance products for a variety of reasons, including for competitive or regulatory reasons, as a result of a reluctance to distribute their products over the Internet or because they do not want to be associated with our brand. For example, one carrier terminated its relationship with us with respect to the policies it offers in a particular state because the carrier determined to sell those policies through agents that exclusively offered that particular carrier’s products. In the future, and as a result of healthcare reform or for other reasons, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from selling their products on our ecommerce platform. For instance, carriers may choose to exclude us from their most profitable or popular products or may determine not to distribute insurance products in the individual, family and small business markets altogether. We may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe compromises or impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales and, if our relationship with a carrier is terminated as a result of our material breach of our agreement with the carrier or in a limited number of other cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 15% of our total revenue in the three months ended March 31, 2009 and 2010 from Aetna. We derived 13% and 15% of our total revenue in the three months ended March 31, 2009 and 2010, respectively, from carriers owned by UnitedHealthcare. We derived 16% and 14% of our total revenue in the three months ended March 31, 2009 and 2010, respectively, from carriers owned by Wellpoint. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

We recently have experienced a decline in growth with respect to the number of submitted applications in our marketing partner customer acquisition channel. For example, we had fewer applications submitted in the quarter ended March 31, 2010 than in the quarter ended March 31, 2009 in this channel. We believe the number of applications submitted in this channel may have been impacted by several factors, including consumer confusion regarding the timing and impact of proposed healthcare reform legislation, the challenging economic environment and the COBRA subsidy. We also have encountered increased competition for health insurance Internet traffic from pay-per-click listing. To the extent our submitted application growth rate from the marketing partner customer acquisition channel does not improve, our overall membership growth would be adversely impacted, which would harm our operating results and financial condition. The impact that healthcare reform will have on our relationships with marketing partners is unclear. To the extent that healthcare reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that healthcare reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to coincide with any reduction in commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed.

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

We have limited experience marketing the availability of Medicare products. We determined to enter into the Medicare product market because we believe there is an increasing number of individuals becoming eligible for Medicare, and that Medicare eligible individuals are increasingly using the Internet to shop for health insurance products that supplement Medicare. We also believe that on average member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare products compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare products would be materially and adversely impacted.

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

On April 30, 2010, we acquired PlanPrescriber, Inc. (formerly Experion Systems, Inc.), a provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options, for $28.7 million in cash before giving effect to purchase price deductions, including transaction expenses, certain bonus plan payments and other employee related deductions. We believe the transaction helps to accelerate our ability to effectively market and sell Medicare products using our ecommerce platform. We also hope to be able to accelerate PlanPrescriber’s revenue growth, which it derives through the referral of Medicare product leads to third parties, and eventually to service the leads as a health insurance agent. While we do not believe integrating PlanPrescriber into our existing business will be difficult, it may disrupt our existing business, plans and operations. In addition, we may not be able to realize anticipated synergies and opportunities as a result of the transaction, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the rest of our business. In the event we encounter problems in integrating PlanPrescriber, or if anticipated synergies and opportunities are not realized, our business, operating results and financial condition could be harmed.

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

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. If we do not continue to grow our revenue from the sale of sponsorship advertising, or if our rate of such growth declines, our business, operating results and financial condition may be harmed. Current economic conditions have adversely impacted the advertising industry in general. In addition, health insurance carriers may determine to eliminate or reduce spending on our sponsorship advertising program as a result of the medical loss ratio requirements that become effective in 2011 as a result of healthcare reform. To the extent that economic conditions, healthcare reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

We may not be successful in licensing the use of our ecommerce technology to health insurance carriers and other third parties.

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. If we do not continue to grow our revenue from the license of our technology, or if the rate of growth declines, our business, operating results and financial condition may be harmed. The impact that healthcare reform may have on our technology licensing business is unclear. Healthcare reform could reduce health insurance carrier and agent demand for our technology licensing platform, and health insurance carriers who currently use the platform could determine to cease using it, reduce the number and type of products offered on the platform or renegotiate the fees that they pay, any of which would reduce the revenue we receive from our technology licensing business.

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

We may decide to acquire businesses, products and technologies. We acquired PlanPrescriber, Inc. (formerly Experion Systems, Inc.) on April 30, 2010. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, on September 23, 2008, the state of California approved budget legislation which substantially limits the utilization of net operating losses and tax credits. The new law did not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limited the amount we could utilize in 2008 and 2009, resulting in an increase in cash taxes in those years. Since the majority of our state taxes are in California, where our headquarters are located, our cash outlay for federal and state taxes increased for the years ended December 31, 2008 and 2009.

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

Exhibit Number		Description of Exhibit

10.9.3*	†	Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer

10.17*	†	Executive Bonus Plan

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2010.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.9.3*	†	Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer

10.17*	†	Executive Bonus Plan

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.