Form 10-Q
period 2010-06-30
eHealth, Inc.
filed 2010-08-09
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 30, 2010 was 23,546,518 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	June 30, 2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,339	$141,278
Marketable securities	22,184	—
Accounts receivable	2,295	2,563
Deferred income taxes	6,009	6,687
Prepaid expenses and other current assets	2,324	1,723

Total current assets	164,151	152,251
Property and equipment, net	3,775	4,073
Deferred income taxes	919	147
Other assets	863	772
Acquired intangible assets, net	—	13,115
Goodwill	—	14,546

Total assets	$169,708	$184,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,252	$3,266
Accrued compensation and benefits	5,051	5,875
Accrued marketing expenses	3,879	4,137
Deferred revenue	401	452
Other current liabilities	2,677	1,877

Total current liabilities	15,260	15,607
Other non-current liabilities	2,997	3,182
Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	183,747	192,140
Treasury stock, at cost	(29,999)	(29,999)
Retained earnings (accumulated deficit)	(2,545)	3,729
Accumulated other comprehensive income	223	220

Total stockholders’ equity	151,451	166,115

Total liabilities and stockholders’ equity	$169,708	$184,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Commission	$29,939	$31,872	$58,143	$63,645
Sponsorship, licensing and other	3,500	4,384	7,213	8,600

Total revenue	33,439	36,256	65,356	72,245
Operating costs and expenses:
Cost of revenue-sharing	1,318	881	2,118	1,859
Marketing and advertising	12,945	13,883	26,365	28,701
Customer care and enrollment	3,627	3,902	7,449	7,848
Technology and content	3,828	4,999	7,413	9,580
General and administrative	4,851	6,554	9,552	12,321
Amortization of acquired intangible assets	—	285	—	285

Total operating costs and expenses	26,569	30,504	52,897	60,594

Income from operations	6,870	5,752	12,459	11,651
Interest and other income (loss), net	258	(12)	657	16

Income before income taxes	7,128	5,740	13,116	11,667
Provision for income taxes	3,134	2,699	5,979	5,393

Net income	$3,994	$3,041	$7,137	$6,274

Comprehensive income:
Net income	$3,994	$3,041	$7,137	$6,274
Change in unrealized gain on investments, net of taxes	47	8	(72)	(11)
Foreign currency translation adjustment, net of taxes	2	6	2	8

Total comprehensive income	$4,043	$3,055	$7,067	$6,271

Net income per share:
Basic	$0.16	$0.13	$0.29	$0.27
Diluted	$0.16	$0.13	$0.28	$0.26

Weighted-average number of shares used in per share amounts:
Basic	24,755	23,529	24,823	23,493
Diluted	25,656	24,266	25,701	24,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2009	2010
Operating activities
Net income	$7,137	$6,274
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,237	4,936
Depreciation and amortization	1,119	1,328
Amortization and accretion on marketable securities, net	401	50
Stock-based compensation expense	2,138	3,249
Excess tax benefits from stock-based compensation	(2,635)	(5,237)
Deferred rent	(50)	2
Loss on disposal of property and equipment	12	6
Changes in operating assets and liabilities:
Accounts receivable	(106)	101
Prepaid expenses and other current assets	(596)	687
Other assets	291	91
Accounts payable	(433)	1
Accrued compensation and benefits	75	676
Accrued marketing expenses	810	258
Deferred revenue	51	23
Other current liabilities	1,582	(1,188)

Net cash provided by operating activities	13,033	11,257

Investing activities
Purchases of property and equipment	(534)	(1,344)
Acquisition of PlanPrescriber, net of cash acquired	—	(27,203)
Purchase of other assets	(1,280)	—
Purchases of marketable securities	(38,524)	—
Sales of marketable securities	1,006	—
Maturities of marketable securities	35,400	22,100

Net cash used in investing activities	(3,932)	(6,447)

Financing activities
Proceeds from exercise of common stock options	467	464
Cash used to net-share settle equity awards	(107)	(557)
Excess tax benefits from stock-based compensation	2,635	5,237
Repurchases of common stock	(4,593)	—
Other financing activities	(19)	(21)

Net cash provided by (used in) financing activities	(1,617)	5,123

Effect of exchange rate changes on cash and cash equivalents	1	6

Net increase in cash and cash equivalents	7,485	9,939
Cash and cash equivalents at beginning of period	94,136	131,339

Cash and cash equivalents at end of period	$101,621	$141,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) offers Internet-based health insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to research, analyze, compare and purchase health insurance products from health insurance carriers across the nation. We also offer comparison tools and educational materials for Medicare-related insurance products, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2009 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2010, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 5, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2009 and 2010 and its cash flows for the six months ended June 30, 2009 and 2010. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2010.

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Aetna	17%	15%	16%	15%
UnitedHealthcare	14%	14%	14%	15%
Wellpoint	15%	14%	15%	14%

Revenue attributable to individual and family (“IFP”) product offerings represented approximately 91% of our commission revenue in the three and six months ended June 30, 2010, and represented approximately 90% of our commission revenue in the three and six months ended June 30, 2009. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Goodwill and Acquired Intangible Assets—Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in the business acquisition of PlanPrescriber. The factors that contributed to the recognition of goodwill included synergies that we believe will benefit revenue and profits, as well as the acquisition of an experienced and talented workforce. We do not amortize goodwill but will test for impairment on an annual basis in the fourth quarter and whenever we become aware of any events occurring or changes in circumstances that would indicate a reduction in its fair value below its carrying amount.

Acquired intangible assets with finite useful lives, which include purchased technology, customer relationships, tradenames, trademarks and website addresses, are amortized over their estimated useful lives and will be reviewed for impairment annually in the fourth quarter or when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Recently Issued Accounting Pronouncements—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 is effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. Currently, we are evaluating the impact adoption will have on our financial condition and results of operations.

Note 2 – Acquisition

On April 30, 2010, we acquired 100% of the outstanding common shares and voting interest of PlanPrescriber, Inc. (formerly Experion Systems, Inc.), a privately-held company. The purchase price totaled $28.0 million and was primarily paid in cash. PlanPrescriber is a leading provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options. The acquisition of PlanPrescriber is expected to accelerate our growth in the large and expanding senior market for Medicare insurance. PlanPrescriber is now a wholly-owned subsidiary of eHealth. We recorded the purchase of PlanPrescriber using the acquisition method of accounting and we recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of operations are included in our consolidated results of operations beginning with the date of the acquisition. Pro forma results of operations have not been presented because the effects of the acquisition of PlanPrescriber were not material to our consolidated results of operations.

The following table summarizes the final allocation of the purchase price, including the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of April 30, 2010 (in thousands):

As of April 30, 2010
Cash	$776
Accounts receivable	369
Other acquired assets	86
Acquired intangible assets	13,400

Total identifiable assets acquired	14,631
Deferred tax liabilities	(630)
Assumed liabilities	(568)

Net identifiable assets acquired	13,433
Goodwill	14,546

Purchase price	$27,979

The fair value of acquired accounts receivable approximates the contractual amount. We recognized $0.6 million of acquisition-related costs that were expensed as incurred during the six months ended June 30, 2010. These costs are included in general and administrative expenses.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total purchase price for PlanPrescriber was $28.0 million. Of the total purchase price, $14.5 million was allocated to goodwill and $13.4 million represents acquired identifiable intangible assets. There were no changes in the carrying amount of goodwill during the three and six month periods ended June 30, 2010. The following table sets forth the components of intangible assets that are subject to amortization acquired in connection with the PlanPrescriber acquisition on April 30, 2010 (in thousands):

	Fair Value	Weighted Average Useful Life as of April 30, 2010
Purchased technology	1,800	5.1 years
Customer relationships	10,700	8.5 years
Tradenames, trademarks and website addresses	900	10.0 years

Acquired intangible assets subject to amortization	$13,400

The carrying amounts, accumulated amortization and weighted average remaining life of acquired intangible assets subject to amortization as of June 30, 2010 is presented in the table below (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Purchased technology	$1,800	$(59)	$1,741	4.9 years
Customer relationships	10,700	(211)	10,489	8.3 years
Tradenames, trademarks and website addresses	900	(15)	885	9.8 years

Acquired intangible assets	$13,400	$(285)	$13,115	7.7 years

During the three and six months ended June 30, 2010, amortization expense related to acquired intangible assets totaled $0.3 million.

As of June 30, 2010, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Purchased Technology	Customer Relationships	Tradenames, Trademarks and Website Addresses	Total
2010 (6 months)	$176	$633	$45	$854
2011	353	1,265	90	1,708
2012	353	1,225	90	1,668
2013	352	1,025	90	1,467
2014	352	1,025	90	1,467
Thereafter	155	5,316	480	5,951

Total	$1,741	$10,489	$885	$13,115

Note 3 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—As of December 31, 2009 and June 30, 2010, our cash equivalents consisted of money market accounts that were invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2009 and June 30, 2010, our cash equivalents carried no unrealized gains or losses, and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2009 and 2010.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Marketable Securities—As of June 30, 2010, we did not hold any marketable securities. As of December 31, 2009, marketable securities were comprised of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses (1)	Estimated Fair Value
December 31, 2009
U.S. government-sponsored enterprise bonds	$17,877	$15	$(1)	$17,891
Corporate bonds	3,053	1	—	3,054
U.S. government-sponsored enterprise discount notes	1,221	18	—	1,239

Total marketable securities	$22,151	$34	$(1)	$22,184

(1)	No marketable security had been in a continuous unrealized loss position for more than twelve months as of December 31, 2009.

We did not realize any significant gains or losses on sales of marketable securities during the three and six months ended June 30, 2009 and 2010.

During the three and six months ended June 30, 2009 and 2010, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, at the beginning and end of the period. Unrealized gains and losses are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

Note 4 – Fair Value Measurements

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

As of June 30, 2010, our cash equivalents were invested in money market funds and were classified as Level 1 assets. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Note 5 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of June 30, 2010, we had 3,357,563 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2010, shares reserved under the 2006 Plan automatically increased by 936,669 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

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

The following table summarizes activity under all of our stock plans (“Stock Plans”) (in thousands, except per share amounts and weighted-average remaining contractual life data):

	Shares Available for Grant (1)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance at December 31, 2009	3,164	2,899	$10.56	5.16	$20,895
Additional shares authorized (3)	937	—	—
Options granted	(713)	713	$15.82
Restricted stock units granted	(131)	—
Options exercised	—	(56)	$8.36
Options cancelled	78	(78)	$14.78
Restricted stock units and awards cancelled	23	—

Balance at June 30, 2010	3,358	3,478	$11.58	5.14	$11,387

(1)	Shares available for grant exclude treasury stock of 1,894,355 shares and 1,926,926 shares at December 31, 2009 and June 30, 2010, respectively, that could be granted if eHealth determined to do so.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at June 30, 2010.
(3)	On January 1, 2010, the number of shares authorized for issuance under the 2006 Plan was automatically increased by 936,669 shares pursuant to the terms of the 2006 Plan.

The fair value of stock options granted to employees for the three and six months ended June 30, 2009 and 2010 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Expected term	4.6 years	4.7 years	4.6 years	4.6 years
Expected volatility	60.0%	52.0%	60.0%	52.8%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.57%	2.45%	1.57%	2.44%
Weighted-average fair value	$8.15	$5.62	$8.02	$7.32

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average remaining contractual life data):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2009	383	2.67	$6,289
Granted	131
Vested	(105)
Cancelled	(23)

Balance as of June 30, 2010	386	2.69	$4,386

(1)	The aggregate intrinsic value is calculated as the fair value of the underlying common stock outstanding and vested and expected to vest as of December 31, 2009 and June 30, 2010.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Upon vesting, the restricted stock units are generally net-share settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units vested in the three and six months ended June 30, 2009 and 2010 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by eHealth as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to eHealth.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Common stock options	$725	$1,008	$1,364	$1,944
Restricted stock units	465	588	759	1,305
Restricted common stock	7	—	15	—

Total stock-based compensation expense	$1,197	$1,596	$2,138	$3,249

The following table summarizes stock-based compensation expense by operating function recorded during the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Marketing and advertising	$254	$201	$396	$408
Customer care and enrollment	89	88	148	181
Technology and content	304	413	502	856
General and administrative	550	894	1,092	1,804

Total stock-based compensation expense	$1,197	$1,596	$2,138	$3,249

Note 6 – Income Taxes

During the three and six months ended June 30, 2010, we recorded a provision for income taxes of $2.7 million and $5.4 million, respectively, representing effective tax rates of approximately 47.0% and 46.2%, respectively. Our effective tax rates in the three and six months ended June 30, 2010 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses, tax shortfalls related to share-based payments and non-deductible acquisition-related costs incurred as a result of the purchase of PlanPrescriber. During the three and six months ended June 30, 2009, we recorded a provision for income taxes of $3.1 million and $6.0 million, respectively, representing effective tax rates of approximately 44.0% and 45.6%, respectively. Our effective tax rates in the three and six months ended June 30, 2009 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. This change in the tax law resulted in the suspension of the utilization of net operating loss carry forwards for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers could only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. This change in the tax law did not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards that we were able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes paid to the state of California in 2009. This change in the California tax law did not impact our effective tax rate for 2009 or the three and six months ended June 30, 2010. The suspension of the use of net operating loss carry forwards to reduce California income taxes was lifted for 2010.

During 2009, our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes payable in California in 2009, we utilized excess federal and state tax benefits related to share-based payments, which resulted in a $2.6 million increase in additional paid-in capital in the condensed consolidated balance sheet during the six months ended June 30, 2009. During the six months ended June 30, 2010, as a result of the utilization of our remaining federal net operating losses, we utilized excess federal tax benefits related to share-based payments, which resulted in a $5.2 million increase in additional paid-in capital in the condensed consolidated balance sheet during the six months ended June 30, 2010. Additionally, the $2.6 million and $5.2 million of realized excess tax benefits related to share-based payments in the six months ended June 30, 2009 and 2010, respectively, are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows.

The acquisition of PlanPrescriber resulted in the recognition of $14.5 million of goodwill in the consolidated balance sheet as of June 30, 2010, none of which is subject to amortization for book purposes, but will be amortized over fifteen years for California tax purposes. None of the $14.5 million of goodwill is expected to be deductible for federal tax purposes. We also acquired intangible assets totaling $13.4 million that are subject to amortization for book purposes but not for tax purposes. Additionally, we assumed $4.1 million and $10.9 million of state and federal net operating loss carry forwards, respectively, and $0.1 million and $0.3 million of state and federal tax credit carry forwards, respectively, as of April 30, 2010. Accordingly, we established a deferred tax liability in the amount of $0.6 million, which has been offset against deferred tax assets in the consolidated balance sheet as of June 30, 2010. The deferred tax liability represents the net of the deferred tax liability established on the identifiable intangibles of $4.8 million, which will be amortized for book purposes but not for federal purposes, and the acquired deferred tax assets of $4.2 million.

Note 7 – Net Income Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Basic:
Numerator:
Net income allocated to common stock	$3,994	$3,041	$7,137	$6,274
Denominator:
Weighted average number of common stock shares	24,755	23,529	24,823	23,493
Net income per share—basic:	$0.16	$0.13	$0.29	$0.27
Diluted:
Numerator:
Net income allocated to common stock	$3,994	$3,041	$7,137	$6,274
Denominator:
Weighted average number of common stock shares	24,755	23,529	24,823	23,493
Weighted average number of options	883	721	850	782
Weighted average number of restricted stock and restricted stock units	18	16	28	31

Total shares used in per share calculation	25,656	24,266	25,701	24,306

Net income per share—diluted:	$0.16	$0.13	$0.28	$0.26

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For each of the three and six months ended June 30, 2009 and 2010, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Common stock options	1,144	1,604	1,063	1,318
Restricted stock units	142	350	86	386

Total	1,286	1,954	1,149	1,704

Note 8 – Geographic Information

Substantially all revenue for all periods presented was generated from customers located in the United States. As of December 31, 2009 and June 30, 2010, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2009	As of June 30, 2010
United States	$4,101	$31,728
China	537	778

Total	$4,638	$32,506

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9 – Subsequent Event

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend upon market conditions. The repurchase program does not require eHealth to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. The cost of the shares that are repurchased will be funded from available working capital. Any shares repurchased under the program will be returned to the status of authorized but unissued shares of common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning impact of the PlanPrescriber acquisition on our financial statements and on our growth in the Medicare market; our plan to review and test goodwill and acquired intangible assets for impairment in value; our utilization of certain tax benefits and the related impact on our financial statements and our cash outlay for taxes for 2010; plans to repurchase shares of our common stock and the impact of such repurchases on our interest income; our plan to continue to sell PlanPrescriber’s Medicare leads and to transition to servicing these leads ourselves as a health insurance agent; establishment of a Medicare product related customer care center; timing, amount and nature of projected Medicare related revenue and impact on our cash flows; timing of a retail experience for Medicare products; our expectation that total revenue will grow and factors affecting such growth; timing and impact of medical loss ratio regulations; our expectation that our cost of revenue sharing will decrease in absolute dollars; exploration of new marketing initiatives that increase per member acquisition costs; our expectation that our marketing and advertising expenses will increase in absolute dollars and be equal or higher than our 2009 expense as a percentage of total revenue; increase in our cost of acquiring members and factors impacting such increase; our expectation that our customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars in 2010 compared to 2009 and factors affecting such increases; our expectation that general and administrative expenses decrease in the second half of 2010 compared to the first half of 2010 and factors affecting such decrease; estimates relating to critical accounting policies and related impact on our financial statements; our expectation that stock based compensation will increase; expectations regarding our future effective tax rate and factors affecting such rate; our expectation regarding interest and other income, net as a percentage of total revenue; our expectation regarding the impact of the acquisition and integration of PlanPrescriber on our liquidity, capital resources and interest income earned for 2010 and on our business; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our intention to invest in a variety of instruments and in marketable securities in the future; our potential for collection issues with any of our customers; the impact of health care reform laws on the health insurance industry and on our business; expenditures related to the development of our business; our continuing to incur significant costs and expenses relating to our being a public company; factors on which our future growth will depend; our plan to offer Medicare products and factors on which our success will depend; acceleration of PlanPrescriber revenue growth; changes to our ecommerce platform and other initiatives and the potential impact of such changes; factors affecting the successful promotion of our brand and the difficulty and expense of branding initiatives; our continuing to enter into relationships with marketing partners in China; expansion of aspects of our business to additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2010, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are the nation’s leading online source of health insurance for individuals, families and small businesses. Our ecommerce platform enables individuals, families and small businesses to research, analyze, compare and purchase health insurance products that best meet their needs. Our technology also enables us to communicate electronically with our insurance carrier partners and process consumers’ health insurance applications online. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. In both our sponsorship and our technology licensing businesses, we are typically paid performance-based fees. We also derive revenue from fees we earn through the generation and delivery of leads to third parties, primarily for the Medicare insurance market.

On April 30, 2010, we acquired 100% of the outstanding common shares and voting interest of PlanPrescriber, Inc. (formerly Experion Systems, Inc.), a privately-held company. The acquisition-date fair value of the consideration transferred totaled $28.0 million of cash. PlanPrescriber is a leading provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options. We recorded the purchase of PlanPrescriber using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. Under the acquisition method, the total purchase price was allocated to PlanPrescriber’s net tangible and intangible assets based upon their estimated fair values as of April 30, 2010. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The results of operations are included in our consolidated results of operations beginning with the date of the acquisition. PlanPrescriber derives its revenue through the referral of Medicare product leads to third parties and generates most of its revenue during the annual election period for Medicare products which begins November 15th and runs through December 31st each year. PlanPrescriber is now a wholly-owned subsidiary of eHealth.

In addition to the Medicare leads PlanPrescriber captures and sells, we also refer Medicare leads from our ecommerce platform. We intend to continue to sell these and PlanPrescriber’s leads to third parties and to transition to servicing leads ourselves as a health insurance agent with both online and telephonic enrollment capabilities. We are in the process of establishing these capabilities. We have entered into Medicare product agency agreements with certain health insurance carriers and have begun the process of establishing a Medicare product related customer care center. While we expect to sell Medicare-related products as a health insurance agent during the Medicare annual election period that begins in November 2010, substantially all of our Medicare revenue in 2010 will consist of lead generation revenue.

Sources of Revenue

Commission Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 88% of our total revenue for the three and six months ended June 30, 2010 and represented 90% and 89% of our total revenue for the three and six months ended June 30, 2009, respectively.

Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance market and corresponding growth in our membership. We estimate that as of June 30, 2010 we had approximately 754,900 members compared to an estimated 728,000 members and 707,100 members at December 31, 2009 and June 30, 2009, respectively. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation. During the three and six months ended June 30, 2010 we experienced 3% and 4% declines, respectively, in the in number of applications submitted through us for individual and family health insurance, as well as a decline in the number of individuals approved for health insurance by our carriers, compared to the three and six months ended June 30, 2009. During the three and six months ended June 30, 2010, the number of individuals approved for individual and family major medical health insurance products declined 10% and 7%, respectively, over the number of individuals that were approved during the three and six months ended June 30, 2009. Our approved member growth has been impacted by the reduced number of submitted applications for individual and family health insurance, more stringent underwriting by our health insurance carrier partners with respect to individual and family health insurance applications and a decrease in the number of submitted applications for small business and short-term health insurance products. We believe that the decline in individual and family health insurance submitted applications in the three and six months ended June 30, 2010 was the result of several factors, including consumer confusion related to the timing and impact of potential federal health care reform legislation, weak macro-economic conditions and the federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. The subsidy was implemented pursuant to the American Recovery and Reinvestment Act of 2009 and allows workers who are involuntarily terminated from employment between September 2008 and May 31, 2010 and otherwise eligible for COBRA health benefits to receive a 65% federal subsidy for COBRA health benefits. Congress has not extended or amended the eligibility period for the COBRA subsidy. As a result, workers who are involuntarily terminated after May 31, 2010 are not currently eligible to receive the subsidy, although workers who were involuntarily terminated during the eligibility period and otherwise eligible for COBRA health benefits will continue to receive the subsidy until they have exhausted their fifteen months of assistance.

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

Revenue attributable to individual and family product offerings represented approximately 91% of our commission revenue in the three and six months ended June 30, 2010, and represented approximately 90% of our commission revenue in the three and six months ended June 30, 2009. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life and student health insurance product offerings.

Sponsorship, Licensing and Other Revenue

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program, from licensing the use of our ecommerce technology and from generating and delivering qualified leads, primarily for the Medicare insurance market.

Sponsorship Revenue. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance fee based on metrics such as submitted or approved health insurance applications.

Technology Licensing Revenue. Our technology licensing business, referred to as eCommerce On Demand (“eOD”), allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party. In addition, we typically generate revenue based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data are tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data are tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Other Revenue. Other revenue primarily consists of lead generation revenue. We derive lead generation revenue from fees paid to us through the generation and delivery of qualified leads, primarily for the Medicare insurance market. We expect our lead generation revenue to increase as a result of our acquisition of PlanPrescriber on April 30, 2010. PlanPrescriber generates most of its revenue during the annual election period for Medicare products which begins November 15th and runs through December 31st each year.

Based on information currently available to us, and considering our recent acquisition of PlanPrescriber, Inc., we expect total revenue to increase in absolute dollars in 2010 compared to 2009 as a result of growth in revenue derived from fees paid to us through the generation and delivery of qualified leads, primarily for the Medicare insurance market, as well as growth in our membership and in our licensing business. In addition, the recently enacted federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements are effective for calendar year 2011 and later years and require health insurance companies to spend 80% of their premium revenue in each of their individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The Department of Health and Human Services is expected to adopt regulations that clarify the manner in which medical loss ratios will be implemented and calculated for purposes of the legislation. It is not possible for us to determine the impact of the medical loss ratio requirements on our business prior to the promulgation of the regulations. However, the implementation of the medical loss ratio requirements as a part of health care reform could adversely impact our commission revenue beginning in 2011 as well as the revenue we receive in connection with our eOD and sponsorship advertising businesses.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three and six months ended June 30, 2010, applications submitted through us for individual and family health insurance from our direct channel constituted 44% and 43%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2009, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 42%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three and six months ended June 30, 2010, applications submitted through us for individual and family health insurance products from our marketing partner member acquisition channel constituted approximately 28% of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2009, applications submitted through us for individual and family health insurance products from our marketing partner member acquisition channel constituted approximately 33% and 34%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three and six months ended June 30, 2010, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 28% and 29%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2009, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 24% of all individual and family health insurance applications submitted on our website.

We experienced 3% and 4% declines, respectively, in the number of applications submitted through us for individual and family health insurance in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. The 3% decline in the number of applications submitted through us for individual and family health insurance in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was comprised of a 16% decline in the number of applications submitted through our marketing partner channel and a 2% decline in the number of applications submitted through our direct channel, partially offset by 12% growth in the number of applications submitted through our online advertising channel. The 4% decline in the number of applications submitted through us for individual and family health insurance in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was comprised of a 21% decline in the number of applications submitted through our marketing partner channel, partially offset by 13% growth in the number of applications submitted through our online advertising channel and 1% growth in the number of applications submitted through our direct channel. We believe that our individual and family health insurance submitted application growth rate has been adversely impacted by several factors, including consumer confusion relating to the timing and impact of potential federal health care reform legislation, weak macro-economic conditions and the 65% federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. The subsidy was implemented pursuant to the American Recovery and Reinvestment Act of 2009 and allows workers who are involuntarily terminated from employment between September 2008 and May 31, 2010 and otherwise eligible for COBRA health benefits to receive a 65% federal subsidy for COBRA health benefits. Congress has not extended or amended the eligibility period for the COBRA subsidy. As a result, workers who are involuntarily terminated after May 31, 2010 are not currently eligible to receive the subsidy, although workers who were involuntarily terminated during the eligibility period and otherwise eligible for COBRA health benefits will continue to receive the subsidy until they have exhausted their fifteen months of assistance.

Operating Costs and Expenses

Cost of Revenue-Sharing

Cost of revenue-sharing consists of payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, these marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

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

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of costs for television advertising, radio advertising, print advertising, direct mail and email marketing.

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a one-time fee each time a consumer referral from a partner results in a submitted health insurance application on our ecommerce platform, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered volume-incentive arrangements in which the amount of the one-time fee increases as the volume of submitted applications we receive from such marketing partners increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application on our website. The number of health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses are influenced by these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered volume-incentive marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. An unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation, since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.

Our average cost of acquiring new members, if measured as total consolidated marketing and advertising expenses for the quarter divided by the number of individuals included on applications for individual and family health insurance submitted during the quarter, was $79.51 in the three months ended June 30, 2010 compared to $73.45 in the three months ended June 30, 2009. This increase in our cost of acquisition was primarily driven by an increase in online advertising expenses, which resulted from an increase in paid keyword search advertising costs on Internet search engines, a decline in the rate at which individuals coming to our ecommerce platform through our marketing partner and direct member acquisition channels submitted individual and family health insurance applications. Additionally, our acquisition of PlanPrescriber increased our total consolidated marketing and advertising expenses for the three months ended June 30, 2010. PlanPrescriber’s current Medicare business model is referral based. While we recognize revenue relating to these referrals, they do not increase our membership base because we do not act as a health insurance agent for the referral. As a result, the cost of acquisition metric we have historically provided is adversely impacted due to an incremental increase in marketing and advertising expense for a period without any offsetting increase in membership. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the amount of marketing and advertising expense attributable to our lead generation business, the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website or increase our brand awareness.

We expect our marketing and advertising expenses to increase in absolute dollars in 2010 compared to 2009 primarily due to an increase in our online marketing and advertising expenditures during 2010, including paid keyword search advertising, incremental online marketing expenses of PlanPrescriber and additional marketing activities related to Medicare health insurance. As a result, we expect the average cost of acquiring new members, measured as total consolidated marketing and advertising expenses for the period divided by the number of individuals included on applications for individual and family health insurance submitted during the period, to be higher in 2010 compared to 2009. As a percentage of total revenue in 2010, we expect our marketing and advertising expense to be equal to or higher than our 2009 expense as a percentage of total revenue.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in absolute dollars in 2010 compared to 2009 as a result of additional personnel and expenditures necessary to develop future Medicare health insurance sales capabilities, as well as costs related to our new Medicare call center facility.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our website. A majority of our technology and content group is located at our wholly owned subsidiary in China, where technology development costs are generally lower than in the United States. We expect technology and content expenses to increase in absolute dollars in 2010 compared to 2009 due to our continued focus on technology development, eCommerce On Demand implementations, an increase in technology and content employees and the enhancement of our current ecommerce platform for Medicare insurance products.

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, corporate development, investor relations, government relations, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, mainly for audit, tax, legal, information technology and strategic opportunities consulting. We expect our general and administrative expenses to increase in absolute dollars in 2010 compared to 2009 due to the increased costs necessary to support the growth of our business.

Amortization of Acquired Intangible Assets

Acquired intangible assets with finite useful lives, which include purchased technology, customer relationships, tradenames, trademarks and website addresses, are amortized over their estimated useful lives and will be reviewed for impairment annually or whenever facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of June 30, 2009 and 2010 and for the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010
Key Metrics:
Operating cash flows (1)	$8,311,000	$8,164,000
IFP submitted applications (2)	121,000	117,200
IFP approved members (3)	103,400	93,400
Total approved members (4)	135,800	122,700
Total revenue (5)	$33,439,000	$36,256,000
Total revenue per estimated member for the period (6)	$48.21	$48.02

	As of June 30, 2009	As of June 30, 2010
IFP estimated membership (7)	614,800	660,500
Total estimated membership (8)	707,100	754,900

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010
Marketing and advertising expenses (9)	$12,945,000	$13,883,000
Marketing and advertising expenses as a percentage of total revenue (10)	39%	38%
Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	43%	44%
Marketing partners (12)	33%	28%
Online advertising (13)	24%	28%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$73.45	$79.51

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s websites during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation during 2009.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation during 2009.
(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.
(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two). Amounts as of June 30, 2009 and 2010 include an estimated 30,000 and 15,000 members, respectively, transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(7)	Estimated number of members active on IFP insurance policies as of the date indicated. Amounts as of June 30, 2009 and 2010 include an estimated 30,000 and 15,000 members, respectively, transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(8)	Estimated number of members active on all insurance policies as of the date indicated. Amounts as of June 30, 2009 and 2010 include an estimated 30,000 and 15,000 members, respectively, transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.
(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.
(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the current period that we are estimating, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernable over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current economic and other conditions on our membership retention.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the accounting for long-lived assets including intangible assets with finite lives, fair value of investments, allowances for commission forfeitures payable to carriers, income taxes and the assumptions used in determining stock-based compensation, among others. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

Commission Revenue. We recognize commission revenue when our commission is reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures payable to carriers. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three and six months ended June 30, 2009 and 2010 which had a material impact on our allowance for forfeitures.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program, from licensing the use of our ecommerce technology and from generating and delivering qualified leads, primarily for the Medicare insurance market.

Sponsorship Revenue. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications.

Technology Licensing Revenue. Our technology licensing business, referred to as eCommerce On Demand, or eOD, allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Other Revenue. Other revenue primarily consists of lead generation revenue. We derive lead generation revenue from fees paid to us through the generation and delivery of qualified leads, primarily for the Medicare insurance market. We expect our lead generation revenue to increase as a result of our acquisition of PlanPrescriber on April 30, 2010. PlanPrescriber generates most of its revenue during the annual election period for Medicare products which begins November 15th and runs through December 31st each year. We recognize lead generation revenue when persuasive evidence of an arrangement exists, delivery of a lead has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead is delivered to the customer. We may credit a lead recipient for certain leads if they fail to meet contractual guidelines.

Deferred Revenue. Deferred revenue consists of deferred technology licensing implementation fees as well as amounts collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. We also defer amounts that have been reported to us related to transactions where our services are complete, but where we cannot currently estimate the allowance for future forfeitures related to those amounts.

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

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in the business acquisition of PlanPrescriber. We do not amortize goodwill but will test for impairment on an annual basis in the fourth quarter and whenever we become aware of any events occurring or changes in circumstances that would indicate a reduction in its fair value below its carrying amount.

We assess the impairment of goodwill and acquired intangible assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Goodwill and intangible assets are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized.

Acquired intangible assets with finite useful lives, which include purchased technology, customer relationships, tradenames, trademarks and website addresses, are amortized over their estimated useful lives and will be reviewed for impairment annually in the fourth quarter or when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as excess tax benefits related to share-based payments. During the three and six months ended June 30, 2010, we recorded a provision for income taxes of $2.7 million and $5.4 million, respectively, representing effective tax rates of approximately 47.0% and 46.2%, respectively. Our effective tax rate in the three and six months ended June 30, 2010 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses, tax shortfalls related to share-based payments and non-deductible acquisition-related costs incurred as a result of the purchase of PlanPrescriber. During the three and six months ended June 30, 2009, we recorded a provision for income taxes of $3.1 million and $6.0 million, respectively, representing effective tax rates of approximately 44.0% and 45.6%, respectively. Our effective tax rate in the three and six months ended June 30, 2009 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. This change in the tax law resulted in the suspension of the utilization of net operating loss carry forwards for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers could only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. This change in the tax law did not affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards that were able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes paid to the state of California in 2009. This change in the California tax law did not impact our effective tax rate in 2009 or the three and six months ended June 30, 2010. The suspension of the use of net operating loss carry forwards to reduce California income taxes was lifted for 2010. Our cash outlay for federal and state taxes is expected to be approximately 3% to 5% of pre-tax income in 2010 assuming the state of California does not reinstate the suspension of the utilization of net operating loss carry forwards.

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

Future changes in various factors, such as the amount of stock-based compensation we record during the period and the related tax benefit we realize upon the exercise of employee stock options, potential limitations on the use of our federal and state net operating loss credit carry forwards, pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits, the amount of non-deductible lobbying and acquisition-related costs, changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

As of December 31, 2009 and June 30, 2010, we had approximately $3.0 million and $3.1 million, respectively, of unrecognized tax benefits. As of December 31, 2009 and June 30, 2010, there were $2.4 million and $2.5 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

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

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2009 and 2010 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
Revenue:
Commission	$29,939	90%	$31,872	88%	$58,143	89%	$63,645	88%
Sponsorship, licensing and other	3,500	10	4,384	12	7,213	11	8,600	12

Total revenue	33,439	100	36,256	100	65,356	100	72,245	100
Operating costs and expenses:
Cost of revenue-sharing	1,318	4	881	2	2,118	3	1,859	3
Marketing and advertising	12,945	39	13,883	38	26,365	40	28,701	40
Customer care and enrollment	3,627	11	3,902	11	7,449	11	7,848	11
Technology and content	3,828	11	4,999	14	7,413	11	9,580	13
General and administrative	4,851	15	6,554	18	9,552	15	12,321	17
Amortization of acquired intangible assets	—		285	1	—		285	0

Total operating costs and expenses	26,569	79	30,504	84	52,897	81	60,594	84

Income from operations	6,870	21	5,752	16	12,459	19	11,651	16
Interest and other income, net	258	1	(12)	(0)	657	1	16	0

Income before income taxes	7,128	21	5,740	16	13,116	20	11,667	16
Provision for income taxes	3,134	9	2,699	7	5,979	9	5,393	7

Net income	$3,994	12%	$3,041	8%	$7,137	11%	$6,274	9%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Marketing and advertising	$254	$201	$396	$408
Customer care and enrollment	89	88	148	181
Technology and content	304	413	502	856
General and administrative	550	894	1,092	1,804

Total	$1,197	$1,596	$2,138	$3,249

Three and Six Months Ended June 30, 2009 and 2010

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Commission	$29,939	$31,872	$1,933	6%	$58,143	$63,645	$5,502	9%
Percentage of total revenue	90%	88%			89%	88%
Sponsorship, licensing and other	$3,500	$4,384	$884	25%	$7,213	$8,600	$1,387	19%
Percentage of total revenue	10%	12%			11%	12%
Total revenue	$33,439	$36,256	$2,817	8%	$65,356	$72,245	$6,889	11%

Three Months Ended June 30, 2010 and 2009—Commission revenue increased $1.9 million, or 6%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase in our membership. Our estimated membership increased approximately 7% to 754,900 at June 30, 2010 from 707,100 at June 30, 2009. Sponsorship, licensing and other revenue increased $0.9 million, or 25%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase in lead generation revenue related to our acquisition of PlanPrescriber and an increase in revenue related to sales of carrier sponsorship advertising on our website.

Six Months Ended June 30, 2010 and 2009—Commission revenue increased $5.5 million, or 9%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase in our membership. Sponsorship, licensing and other revenue increased $1.4 million, or 19%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due to an increase in lead generation revenue related to our acquisition of PlanPrescriber, an increase in revenue from licensing arrangements related to our technology and an increase in revenue related to sales of carrier sponsorship advertising on our website.

Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Aetna	17%	15%	16%	15%
UnitedHealthcare	14%	14%	14%	15%
Wellpoint	15%	14%	15%	14%

Based on information currently available to us, and considering our recent acquisition of PlanPrescriber, Inc., we expect total revenue to increase in absolute dollars in 2010 compared to 2009 as a result of growth in revenue derived from fees paid to us through the generation and delivery of qualified leads, primarily for the Medicare insurance market, as well as growth in our membership and in our sponsorship and licensing businesses.

Operating Costs and Expenses

Cost of Revenue-Sharing

The following table presents our cost of revenue-sharing and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Cost of revenue-sharing	$1,318	$881	$(437)	(33)%	$2,118	$1,859	$(259)	(12)%
Percentage of total revenue	4%	2%			3%	3%

Three Months Ended June 30, 2010 and 2009—Cost of revenue-sharing decreased $0.4 million, or 33%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Commission revenue generated by the HBDC agreement decreased in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, resulting in a decrease in revenue-sharing expense related to HBDC. As a percentage of total revenue, cost of revenue-sharing decreased to 2% for the three months ended June 30, 2010 from 4% for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009—Cost of revenue-sharing decreased $0.3 million, or 12%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Commission revenue generated by the HBDC agreement decreased in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulting in a decrease in revenue-sharing expense related to HBDC. As a percentage of total revenue, cost of revenue-sharing remained at 3% for the six months ended June 30, 2010 and 2009.

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

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Marketing and advertising	$12,945	$13,883	$938	7%	$26,365	$28,701	$2,336	9%
Percentage of total revenue	39%	38%			40%	40%

Three Months Ended June 30, 2010 and 2009—Marketing and advertising expenses increased $0.9 million, or 7%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This was primarily due to an increase of $1.3 million in our online advertising expenses as a result of an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Additionally, marketing and advertising expenses increased $0.3 million due to incremental online advertising expenses of PlanPrescriber. Partially offsetting this increase was a decrease of $0.6 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website. Our acquisition cost per member, measured as total marketing and advertising expenses for the quarter divided by the number of members included on applications for individual and family product offerings submitted during the quarter, increased 8% to $79.51 in the three months ended June 30, 2010 from $73.45 in the three months ended June 30, 2009. In the three months ended June 30, 2010 we experienced a decline in the rate at which individuals coming to our ecommerce platform through our marketing partner member acquisition channel submitted health insurance applications. As a percentage of total revenue, total marketing and advertising expenses decreased to 38% in the three months ended June 30, 2010 from 39% in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009—Marketing and advertising expenses increased $2.3 million, or 9%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This was primarily due to an increase of $4.1 million in our online advertising expenses as a result of an increase in paid keyword search advertising costs on Internet search engines, as the cost and number of click-throughs from the online advertising channel increased. Additionally, marketing and advertising expenses increased $0.3 million due to incremental online advertising expenses of PlanPrescriber. Partially offsetting this increase was a decrease of $1.9 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website. In the six months ended June 30, 2010 we experienced a decline in the rate at which individuals coming to our ecommerce platform through our marketing partner member acquisition channel submitted health insurance applications. As a percentage of total revenue, total marketing and advertising expenses remained at 40% in the six months ended June 30, 2010 and 2009.

We expect our marketing and advertising expenses to increase in absolute dollars in 2010 compared to 2009 primarily due to an increase in our online marketing and advertising expenditures during 2010, including paid keyword search advertising, incremental online advertising expenses of PlanPrescriber and additional marketing activities related to Medicare insurance. As a result, we expect the average cost of acquiring new members to be higher in 2010 compared to 2009. As a percentage of total revenue in 2010, we expect our marketing and advertising expense to be equal to or higher than our 2009 expense as a percentage of total revenue. Our cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. Other factors that may impact the average cost of acquiring new members include the mix of health insurance applications submitted through our three member acquisition channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs attributable to marketing and advertising personnel. We may also explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Customer care and enrollment	$3,627	$3,902	$275	8%	$7,449	$7,848	$399	5%
Percentage of total revenue	11%	11%			11%	11%

Three Months Ended June 30, 2010 and 2009—Customer care and enrollment expenses increased $0.3 million, or 8%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses remained at 11% in the three months ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010 and 2009—Customer care and enrollment expenses increased $0.4 million, or 5%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase in compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website. As a percentage of total revenue, customer care and enrollment expenses remained at 11% in the six months ended June 30, 2010 and 2009.

We expect customer care and enrollment expenses to increase in absolute dollars in 2010 compared to 2009 as a result of additional personnel and expenditures necessary to develop future Medicare insurance sales capabilities, as well as costs related to our new Medicare call center facility.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Technology and content	$3,828	$4,999	$1,171	31%	$7,413	$9,580	$2,167	29%
Percentage of total revenue	11%	14%			11%	13%

Three Months Ended June 30, 2010 and 2009—Technology and content expenses increased $1.2 million, or 31%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was primarily due to an increase of $0.8 million in compensation and benefits costs associated with an increase in technology and content personnel, including an increase in personnel dedicated to Medicare insurance and eCommerce On Demand. Additionally, equipment maintenance and stock-based compensation expenses increased $0.2 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a percentage of total revenue, technology and content costs increased to 14% in the three months ended June 30, 2010 from 11% in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009—Technology and content expenses increased $2.2 million, or 29%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was primarily due to an increase of $1.4 million in compensation and benefits costs associated with an increase in technology and content personnel, including an increase in personnel dedicated to Medicare insurance and eCommerce On Demand. Additionally, stock-based compensation expense increased $0.4 million due to additional equity grants to employees in our technology and content departments and expenses for equipment maintenance and temporary labor increased $0.3 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As a percentage of total revenue, technology and content costs increased to 13% in the six months ended June 30, 2010 from 11% in the six months ended June 30, 2009.

We expect technology and content expenses to increase in absolute dollars in 2010 compared to 2009 due to our continued focus on technology development, eCommerce On Demand implementations, an increase in technology and content employees and the enhancement of our current ecommerce platform for Medicare insurance products.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
General and administrative	$4,851	$6,554	$1,703	35%	$9,552	$12,321	$2,769	29%
Percentage of total revenue	15%	18%			15%	17%

Three Months Ended June 30, 2010 and 2009—General and administrative expenses increased $1.7 million, or 35%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to a $0.8 million increase in professional fees associated with consulting services, a $0.4 million increase in stock-based compensation expense due to additional equity grants to employees in our general and administrative departments and to members of our board of directors, a $0.4 million increase in compensation and benefits costs due to an increase in general and administrative personnel as a result of our acquisition of PlanPrescriber and $0.3 million of acquisition-related costs related to our purchase of PlanPrescriber. Partially offsetting these increases was a decrease of $0.2 million in other professional fees. As a percentage of total revenue, general and administrative expenses increased to 18% in the three months ended June 30, 2010 from 15% in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009—General and administrative expenses increased $2.8 million, or 29%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to a $1.4 million increase in professional fees associated with consulting services, a $0.7 million increase in stock-based compensation expense due to additional equity grants to employees in our general and administrative departments and to members of our board of directors, $0.6 million of acquisition-related costs related to our purchase of PlanPrescriber and a $0.6 million increase in compensation and benefits costs due to an increase in general and administrative personnel as a result of our acquisition of PlanPrescriber. Partially offsetting these increases was a decrease of $0.7 million in other professional fees. As a percentage of total revenue, general and administrative expenses increased to 17% in the six months ended June 30, 2010 from 15% in the six months ended June 30, 2009.

We expect our general and administrative expenses to increase in absolute dollars in 2010 compared to 2009 due to the increased costs necessary to support the growth of our business.

Amortization of Acquired Intangible Assets

Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber on April 30, 2010 was $0.3 million in the three and six months ended June 30, 2010. Amortization expense related to acquired intangible assets is expected to increase to $0.4 million per quarter in the second half of 2010.

Interest and Other Income (Loss), Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Interest and other income (loss), net	$258	$(12)	$(270)	(105)%	$657	$16	$(641)	(98)%
Percentage of total revenue	1%	(0)%			1%	0%

Interest and other income (loss), net, primarily consists of interest income earned on our invested cash, cash equivalents and marketable securities balances, partially offset by administrative bank fees and investment management fees.

Three and Six Months Ended June 30, 2010 and 2009—Interest and other income (loss), net, decreased in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities. The decline in the average yield was primarily due to a general market decline in interest rates. Administrative bank fees, investment management fees and interest expense on our capital lease obligations offset interest earned on our cash, cash equivalents and marketable securities in the three and six months ended June 30, 2010. Cash, cash equivalents and marketable securities decreased to $141.3 million at June 30, 2010 from $159.8 million at June 30, 2009 due to $27.2 million of net cash used for the acquisition of PlanPrescriber, partially offset by cash generated from operations.

We expect interest and other income, net, to amount to less than 1% of total revenue in 2010 as a result of the decline in the average yield we earn on our invested cash and cash equivalents.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2010	$	%	2009	2010	$	%
Provision for income taxes	$3,134	$2,699	$(435)	(14)%	$5,979	$5,393	$(586)	(10)%
Percentage of total revenue	9%	7%			9%	7%

Three and Six Months Ended June 30, 2010 and 2009—During the three and six months ended June 30, 2010, we recorded provision for income taxes of $2.7 million and $5.4 million, respectively, representing effective tax rates of 47.0% and 46.2%, respectively. During the three and six months ended June 30, 2009, we recorded provisions for income taxes of $3.1 million and $6.0 million, respectively, representing effective tax rates of 44.0% and 45.6%. Our effective tax rate in the three and six months ended June 30, 2010 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, tax shortfalls related to share-based payments and non-deductible acquisition-related costs incurred as a result of our purchase of PlanPrescriber. Our effective tax rate in the three and six months ended June 30, 2009 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At June 30, 2010, our cash and cash equivalents totaled $141.3 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. At June 30, 2010 we held no marketable securities.

The following table presents a summary of our cash flows for the six months ended June 30, 2009 and 2010 (in thousands):

	Six Months Ended June 30,
	2009	2010
Net cash provided by operating activities	$13,033	$11,257
Net cash used in investing activities	$(3,932)	$(6,447)
Net cash provided by (used in) financing activities	$(1,617)	$5,123

The cash flow statement for the six months ended June 30, 2010 included a $4.9 million cash flow benefit from deferred income taxes, which primarily resulted from the utilization of $5.2 million of excess tax benefits related to share-based payments. The cash flow statement for the six months ended June 30, 2009 included a $3.2 million cash flow benefit from deferred income taxes, which primarily resulted from the utilization of $2.6 million of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statements for the six months ended June 30, 2009 and 2010 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

We recorded the purchase of PlanPrescriber using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of operations are included in our consolidated results of operations beginning since the date of the acquisition. We do not expect the acquisition and integration of PlanPrescriber to have a material adverse impact on our liquidity, capital resources and interest income earned on our invested cash and cash equivalents for the remainder of 2010.

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing eHealth to purchase up to $30 million of its common stock. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend upon market conditions. The repurchase program does not require eHealth to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. We do not expect the stock repurchase program to have a material adverse impact on our interest income earned on our invested cash and cash equivalents for the remainder of 2010.

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

Six Months Ended June 30, 2010—Our operating activities generated cash of $11.3 million during the six months ended June 30, 2010 and consisted of net income of $6.3 million, increased by non-cash items of $4.3 million and cash provided for working capital and other activities of $0.7 million. Adjustments for non-cash items primarily consisted of $4.9 million of deferred income taxes, $3.2 million of stock-based compensation expense and $1.3 million of depreciation and amortization, partially offset by $5.2 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of a decrease of $0.7 million in prepaid expenses and other current assets and an increase of $0.7 million in accrued compensation and benefits, partially offset by a decrease of $1.2 million in other current liabilities.

Six Months Ended June 30, 2009—Our operating activities generated cash of $13.0 million during the six months ended June 30, 2009 and consisted of net income of $7.1 million adjusted by non-cash items of $4.2 million and cash provided for working capital and other activities of $1.7 million. Adjustments for non-cash items primarily consisted of $3.2 million of deferred income taxes, $2.1 million of stock-based compensation expense, $1.1 million of depreciation and amortization and $0.4 million of amortization and accretion on marketable securities, net, partially offset by $2.6 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of an increase of $1.6 million in other current liabilities and an increase of $0.8 million in accrued marketing expenses, partially offset by an increase of $0.6 million in prepaid expenses and other current assets and a decrease of $0.4 million in accounts payable.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and purchases of computer hardware and software to enhance our website and to support our growth. Marketable securities have generally consisted of investment grade corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

Six Months Ended June 30, 2010—Net cash used in investing activities of $6.4 million during the six months ended June 30, 2010 was attributable to cash used for the acquisition of PlanPrescriber of $27.2 million and capital expenditures of $1.3 million, partially offset by maturities of marketable securities of $22.1 million.

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

Financing Activities

Six Months Ended June 30, 2010—Net cash provided by financing activities of $5.1 million during the six months ended June 30, 2010 was due to $5.2 million of excess tax benefits from stock-based compensation and $0.5 million of proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.6 million used to net-share settle the tax obligation related to equity awards.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating and capital lease agreements and certain contractual service and licensing obligations as of June 30, 2010 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2010 (6 months)	$1,455	$346	$1,801
2011	2,680	260	2,940
2012	2,227	—	2,227
2013	319	—	319
2014	206	—	206

Total	$6,887	$606	$7,493

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

During 2009, we extended the operating lease for our facility in San Francisco, California for an additional five years, expiring in October 2014 and expanded the operating lease for our facility in China to include additional office space. We acquired an operating lease for our PlanPrescriber facility in Maynard, Massachusetts, which expires in May 2013.

Service and Licensing Obligations

We have entered into service and licensing agreements with third-party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years, the latest of which expires in November 2011. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

As of June 30, 2010, we had unrecognized tax benefits of $3.0 million classified as other non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of potential tax audits and their outcomes, should they occur; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. Currently, we evaluating the impact adoption will have on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of June 30, 2010, we had cash and cash equivalents of $141.3 million, which consisted primarily of cash and highly liquid money market instruments. Although we did not hold any marketable securities as of June 30, 2010, we have invested in marketable securities in the past and intend to do so in the future.

The primary objective of our investment activities is to preserve principal. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had been 10% lower during the three and six months ended June 30, 2010, our interest income would not have been materially impacted during that period, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. As of December 31, 2009 and June 30, 2010, our cash, cash equivalents and marketable securities were invested as follows (in thousands):

	December 31, 2009	June 30, 2010
Cash(1)	$7,085	$6,865
Money market funds(2)	124,254	134,413
Bonds, commercial paper and certificates of deposit:
Government sector	17,891	—
Financial sector	3,054	—
Industrial sector	1,239	—

Total cash, cash equivalents and marketable securities	$153,523	$141,278

(1)	We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits.
(2)	At December 31, 2009 and June 30, 2010, money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

During the three and six months ended June 30, 2009 and 2010, net unrealized gains and losses incurred on our marketable securities were not significant, and we did not realize any losses on our marketable securities during the three and six months ended June 30, 2009 and 2010.

We do not require collateral or other security for our accounts receivable. As of June 30, 2010, three customers represented 15%, 18% and 18%, respectively, for a total of 51% of our $2.6 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our customers is minimal. Accordingly, we have not recorded an allowance for uncollectible amounts at June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance products. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that will change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; minimum benefit levels for health insurance plans; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; optional open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; and subsidies and cost sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform require various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments will be required to adopt changes to their existing laws and regulations to conform them to federal health care reform legislation and regulations. Several aspects of the legislation, such as the implementation of state exchanges for the purchase of health insurance, do not go into effect until 2014. However, other aspects are to be implemented sooner. For instance, the requirement that health insurance carriers maintain specified medical loss ratios in the individual, small group and large group health insurance markets will become effective in 2011, a high risk pool is supposed to be established within 90 days, and the requirement that children cannot be denied health insurance for preexisting conditions becomes effective six months after the legislation was signed into law.

While the manner in which health care reform will be implemented is unclear, aspects of it could increase competition, reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses, decrease the number of health insurance carriers offering the health insurance products we sell, cause health insurance carriers to apply more rigorous underwriting standards (until provisions in health care reform legislation limiting underwriting go into effect in 2014) or change the benefits and/or premiums for the products they sell and result in a reduction in the amount health insurance carriers pay for our services, any of which could materially harm our business, operating results and financial condition. For instance, the manner in which the federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost sharing credits could substantially increase our competition and substantially reduce the number of individuals, families and small businesses that purchase insurance through us, which would materially harm our business, operating results and financial condition. In addition, the implementation of the medical loss ratio requirements may result in health insurance carriers reducing the commissions paid to us for the health insurance products we sell and could result in health insurance carriers determining to distribute their products in a manner different than they do today with less reliance upon health insurance agents, which would materially harm our business, operating results and financial condition. We believe that consumer anticipation of health care reform and confusion regarding its impact has already impacted demand for the health insurance products we sell and that consumers have deferred applying for health insurance until the substance of health care reform becomes more clear to them. Should consumers continue to do so, our business, operating results and financial condition would be harmed. Speculation regarding the impact of health care reform or changes in the regulatory environment in which we operate also creates uncertainty that could lead to increased volatility and a reduction in our stock price.

Various provisions in health care reform legislation will require health insurance carriers to create new health insurance products to replace existing health insurance products that are not compatible with the law. For instance, in September 2010, health insurance carriers are prohibited from imposing lifetime limits and must comply with new restrictions relating to annual limits on coverage. Health insurance carriers offering nonconforming health insurance plans will need to cease offering those plans and replace them with new health insurance plans that conform to the new requirements. This transition will cause us to have to remove outdated health insurance plans from our ecommerce platform and will cause a decrease in our inventory of health insurance products if health insurance carriers are not ready to market the new health insurance plans or we are not able to implement them on our ecommerce platform as the old health insurance plans are required to be removed. Under these circumstances, the number of health insurance applications submitted on our ecommerce platform that are approved by health insurance carriers could decline, perhaps substantially, which would harm our business, operating results and financial condition. In addition, the revenue we recognize from our sponsorship and eCommerce-on-Demand businesses would be adversely impacted due to a potential decline in the number of submitted health insurance applications or potential reduced fees we receive from health insurance carriers.

The medical loss ratio requirements that are a part of health care reform could harm our business.

The recently enacted federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements are effective for calendar year 2011 and later years and require health insurance companies to spend 80% of their premium revenue in each of their individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The Department of Health and Human Services with assistance from the National Association of Insurance Commissioners has been tasked pursuant to the legislation to promulgate regulations relating to the medical loss ratio requirements. These regulations are expected to be adopted prior to 2011 and to clarify the manner in which medical loss ratios will be implemented and calculated. It is not possible for us to determine the impact of the medical loss ratio requirements on our business prior to the promulgation of the regulations and our health insurance carrier partners’ reaction to them. While many health insurance carriers in the individual and small group health insurance markets have historically operated with medical loss ratios below 80%, and agent commissions have traditionally not been counted as clinical reimbursement costs, medical loss ratio calculations made prior to the enactment of health care reform were not uniform and did not generally allow for amounts spent on the improvement of health care quality to be included with reimbursement of clinical costs. The implementation of the medical loss ratio requirements as a part of health care reform could cause health insurance carriers to reduce the commissions they are willing to pay us as broker of record on the health insurance policies that we sell, which would reduce our revenue and harm our business, operating results and financial condition, perhaps materially. In addition, certain health insurance carriers may determine to exit the individual or small business health insurance markets, place less reliance on agents to distribute their products in these markets, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or may limit their individual and small business health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements also could cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our rate of growth may decline.

We have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing and website technology development. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, our approved member growth has recently declined, and we had fewer members approved in the quarter ended June 30, 2010 than were approved in the quarter ended June 30, 2009. While the aggregate number of our members has continued to grow on a year-over-year basis, the number of our estimated members at the end of the quarter ended June 30, 2010 was slightly less than the number of members we estimated at the end of the quarter ended March 31, 2010. If our approved member growth does not improve, our historical revenue growth may not be sustainable, which would harm our business, operating results and financial condition. Our future revenue growth will depend in large part upon the success of our Medicare business and our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. We also must maintain our relationship with existing members within historical levels. We will have significant difficulty in achieving revenue growth if our membership does not grow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months, in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate. In addition, a portion of our year-over-year growth has been attributable to revenue from our technology licensing and sponsorship advertising businesses. Because these sources of revenue are relatively new, we expect that it may be difficult to maintain their historical growth rates, which will impact our overall rate of growth. A continued decline in our growth rate would adversely impact investor perception of our business and our stock price.

The commission rates we receive are impacted by a variety of factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, our members’ states of residence and the laws and regulations in those jurisdictions and the amount of time policies have been active. They may also be adversely impacted as a result of health care reform. Our commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline.

We may not be successful in our efforts to market and sell Medicare-related health insurance products.

As an important strategic initiative, we recently determined to market Medicare-related health insurance products using our ecommerce platform, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these products as Medicare products. We plan to offer Medicare products to Medicare eligible individuals, who are predominately senior citizens over the age of 65.

We have limited experience marketing Medicare products. We determined to enter into the Medicare product market because we believe there is an increasing number of individuals becoming eligible for Medicare, and that Medicare eligible individuals are increasingly using the Internet to shop for health insurance products that supplement Medicare. We also believe that on average member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare products compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare products would be materially and adversely impacted.

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

•

our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our new customer care center currently planned for the state of Utah;

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

On April 30, 2010, we acquired 100% of the outstanding common shares and voting interest of PlanPrescriber, Inc. (formerly Experion Systems, Inc.), a privately-held company. The purchase price totaled $28.0 million and was primarily paid in cash. PlanPrescriber is a leading provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options. We believe the transaction helps to accelerate our ability to effectively market and sell Medicare products using our ecommerce platform. We also hope to be able to accelerate PlanPrescriber’s revenue growth, which it derives through the referral of Medicare product leads to third parties, and eventually to service the leads as a health insurance agent. While we do not believe integrating PlanPrescriber into our existing business will be difficult, it may disrupt our existing business, plans and operations. In addition, we may not be able to realize anticipated synergies and opportunities as a result of the transaction, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the rest of our business. In the event we encounter problems in integrating PlanPrescriber, or if anticipated synergies and opportunities are not realized, our business, operating results and financial condition could be harmed.

The marketing and sale of Medicare products are subject to numerous laws and regulations at the Federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D products are principally regulated by the U.S. Department of Health and Human Services, Centers for Medicare and Medicaid Services, or CMS. The marketing and sale of Medicare Supplement products are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare products are numerous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D products, change frequently. As a result of these laws and regulations, we will be required to alter our website and sales process and comply with several requirements that are not applicable to our sale of non-Medicare related health insurance products. We may not be able to do so successfully and additional laws and regulations may be implemented to make our marketing and sale of Medicare products more difficult or prohibit our marketing them altogether. In addition, the impact that health care reform legislation, if any, will have on the market for Medicare products is unclear, but it could change demand for Medicare products, the way these products are delivered, the commissions that carriers pay to health insurance agents in connection with their sale or adversely impact us in other ways. In the event that laws and regulations adversely impact our ability to market the availability of any type of Medicare product on our ecommerce platform, our business, operating results and financial condition would be harmed.

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

Our revenue depends upon demand for health insurance in the individual, family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, an increased number of individuals have become self-employed or unemployed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers have sought to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We have no control over the economic and other factors that influence these trends, and they may reverse, including as a result of health care reform legislation. If economic or other factors beyond our control negatively impact our business, our operating results and financial condition could be harmed.

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

Legislative reaction to economic conditions may also negatively impact our operating results and financial condition. For example, the American Recovery and Reinvestment Act of 2009 included a 65% federal subsidy for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA. As originally enacted, the subsidy applied to COBRA premiums for up to nine months for workers whose employment was involuntarily terminated after September 1, 2008 and were otherwise eligible for extended COBRA health coverage under their group health insurance plan. While the COBRA subsidy program was scheduled to expire and become unavailable for those whose employment was involuntarily terminated after December 2009, the eligibility period was extended, most recently to May 31, 2010. In connection with an initial extension of the eligibility period, the duration of the period the government would provide the subsidy to those eligible was extended from nine months to fifteen months. Congress has not extended or amended the eligibility period for the COBRA subsidy. As a result, workers who were involuntarily terminated after May 31, 2010 are not currently eligible to receive the subsidy, although workers who were involuntarily terminated during the eligibility period and otherwise eligible for COBRA health benefits will continue to receive the subsidy until they have exhausted their fifteen months of assistance. While it is not possible to determine the actual impact of the subsidy on our business, it may have caused, and may in the future cause, a significant decline in our membership and revenue growth as a result of consumers who have elected COBRA coverage rather than purchasing health insurance through us.

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

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. We recently have experienced a decline in the number of applications submitted through our ecommerce platform along with a decline in the approval rate of consumers applying for health insurance. A number of factors have influenced, and could in the future influence, the conversion rate for any given period, some of which are outside of our control. These factors include:

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

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their existing or new health insurance products for a variety of reasons, including for competitive or regulatory reasons, as a result of a reluctance to distribute their products over the Internet or because they do not want to be associated with our brand. For example, one carrier terminated its relationship with us with respect to the policies it offers in a particular state because the carrier determined to sell those policies through agents that exclusively offered that particular carrier’s products. In the future, and as a result of health care reform or for other reasons, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from selling their products on our ecommerce platform. For instance, carriers may choose to exclude us from their most profitable or popular products or may determine not to distribute insurance products in the individual, family and small business markets altogether. We also may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe compromises or impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales and, if our relationship with a carrier is terminated as a result of our material breach of our agreement with the carrier or in a limited number of other cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 15% of our total revenue in the three and six months ended June 30, 2009 and 2010, from Aetna. We derived 14% and 15% of our total revenue in the three and six months ended June 30, 2009 and 2010, respectively, from carriers owned by UnitedHealthcare. We derived 14% of our total revenue in the three and six months ended June 30, 2009 and 2010, from carriers owned by Wellpoint. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results. Should our dependence on fewer carrier relationships increase (whether as a result of the termination of carrier relationships, further carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with carriers, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market, and our business, operating results and financial condition could be harmed.

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

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance products we offer. If health insurance carriers do not continue to provide us with a variety of high-quality, affordable health insurance products in the individual, family and small business markets, or if their offerings are limited as a result of consolidation in the health insurance industry, health care reform legislation or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

Health insurance carriers could determine to reduce the commissions paid to us or change their underwriting practices in ways that reduce the number of insurance policies sold through our ecommerce platform, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them on short notice, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition could be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. At various times, carriers have applied more stringent underwriting criteria and practices to applications for health insurance. For instance, we believe we recently have experienced a change in health insurance carrier underwriting criteria and practices that is more stringent than in prior periods. These practices result in a decrease in the rate at which insurance policies submitted through our ecommerce platform are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

Our success depends in part upon widespread consumer and health insurance carrier acceptance of the Internet as a marketplace for the purchase and sale of health insurance. Consumers and health insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of health care reform legislation. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

•	consumers’ willingness to conduct their own health insurance research;

•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;

•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of consumers; and

•	health insurance carriers’ willingness to use us and the Internet as a distribution channel for health insurance products.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. Our website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our website likely would decline and we may not be able to replace this traffic, which in turn would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our operating results.

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from carriers and some of our marketing partners for both algorithmic search result listings and for paid Internet advertisements, which has increased our marketing and advertising expenses. If this competition increases significantly, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, our cost of acquiring members is significantly dependent on the rate at which consumers who click on paid advertisements submit health insurance applications. A decline in this rate could cause our cost of acquisition to increase significantly, which could harm our operating results.

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

We recently have experienced a decline in growth with respect to the number of submitted applications in our marketing partner customer acquisition channel. For example, we had fewer applications submitted in the quarter ended June 30, 2010 than in the quarter ended June 30, 2009 in this channel. We believe the number of applications submitted in this channel may have been impacted by several factors, including consumer confusion regarding the timing and impact of proposed health care reform legislation, the challenging economic environment and the COBRA subsidy. We also have encountered increased competition for health insurance Internet traffic from pay-per-click listing. To the extent our submitted application growth rate from the marketing partner customer acquisition channel does not improve, our overall membership growth would be adversely impacted, which would harm our operating results and financial condition. The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to coincide with any reduction in commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed.

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

The market for selling health insurance products is intensely competitive and the sale of health insurance over the Internet is new and rapidly evolving. Consumers have the ability to use several sources other than our ecommerce platform to research and purchase health insurance. In addition, consumers can research health insurance using our ecommerce platform and purchase their health insurance through one of our competitors. We compete directly with health insurance carriers, including many of the carriers that offer health insurance through our ecommerce platform. Many carriers market and sell their health insurance plans, including those that are offered on our ecommerce platform, directly to consumers using call centers, their own websites and other means. In addition, and as part of health care reform, states will implement health insurance exchanges that will compete with us.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are selling health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We also have entered into similar relationships with insurance companies to offer certain of those companies’ products throughout China. Additionally, we have recently entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, the laws and regulations may change to prohibit our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract qualified personnel and network security.

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

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. If we do not continue to grow our revenue from the sale of sponsorship advertising, or if our rate of such growth declines, our business, operating results and financial condition may be harmed. Current economic conditions have adversely impacted the advertising industry in general. In addition, health insurance carriers may determine to eliminate or reduce spending on our sponsorship advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that become effective in 2011. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance product that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance product that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

We may not be successful in licensing the use of our ecommerce technology to health insurance carriers and other third parties.

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. If we do not continue to grow our revenue from the license of our technology, or if the rate of growth declines, our business, operating results and financial condition may be harmed. The impact that health care reform may have on our technology licensing business is unclear. Health care reform could reduce health insurance carrier and agent demand for our technology licensing platform as a result of the medical loss ratio requirements that become effective in 2011 or for other reasons, and health insurance carriers who currently use the platform could determine to cease using it, reduce the number and type of products offered on the platform or renegotiate the fees that they pay, any of which would reduce the revenue we receive from our technology licensing business.

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

We provide information on our website, through our customer care center and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level relating to the accessibility and affordability of health insurance. If the information we provide on our website, through our customer care center or otherwise is not accurate or is construed as misleading, members, health insurance carriers and others could attempt to hold us liable for damages, and state regulators could attempt to subject us to penalties, revoke our license to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We currently do not sell health insurance or license our technology platform outside the United States other than in China. We may attempt to expand aspects of our business to additional geographic regions. We face significant challenges in connection with expanding our business into any foreign country, since we have no prior experience marketing or selling insurance in any foreign jurisdiction. Additionally, demand for private health insurance is not significant in many foreign countries as a result of government-sponsored health care systems. In addition to facing many of the same challenges we face domestically, we also would have to overcome other obstacles such as:

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

In some states, guaranteed issue laws have or could be coupled with related measures that may impact our business. For example, a previous proposal in California included a combination of a number of items, including a guaranteed issue component, a “mandate” that requires all individuals to purchase or otherwise obtain health insurance and a requirement that health insurance carriers spend 85% or more of premium revenue on patient care. The impact of such reforms on our business is unclear. If they are implemented, they could materially harm our business, operating results and financial condition. In addition, speculation regarding health care reform or potential changes in the regulatory environment in which we operate creates uncertainty that could lead to increased volatility and a reduction in our stock price.

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

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	actual or anticipated regulatory developments in the United States or foreign countries, including health care reform legislation in the United States;

•	major catastrophic events;

•	announcements or developments relating to the economy;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2010.

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