Form 10-Q
period 2010-09-30
eHealth, Inc.
filed 2010-11-09
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 29, 2010 was 22,195,274 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	September 30, 2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,339	$139,113
Marketable securities	22,184	—
Accounts receivable	2,295	3,218
Deferred income taxes	6,009	6,956
Prepaid expenses and other current assets	2,324	4,255

Total current assets	164,151	153,542
Property and equipment, net	3,775	4,684
Deferred income taxes	919	261
Other assets	863	839
Acquired intangible assets, net	—	12,689
Goodwill	—	14,546

Total assets	$169,708	$186,561

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$3,252	$6,129
Accrued compensation and benefits	5,051	6,790
Accrued marketing expenses	3,879	4,244
Deferred revenue	401	519
Other current liabilities	2,677	1,926

Total current liabilities	15,260	19,608
Other non-current liabilities	2,997	3,291

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	183,747	195,826
Treasury stock, at cost	(29,999)	(38,723)
Retained earnings (accumulated deficit)	(2,545)	6,327
Accumulated other comprehensive income	223	207

Total stockholders’ equity	151,451	163,662

Total liabilities and stockholders’ equity	$169,708	$186,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue:
Commission	$31,086	$32,040	$89,229	$95,685
Sponsorship, licensing and other	4,037	5,411	11,250	14,011

Total revenue	35,123	37,451	100,479	109,696
Operating costs and expenses:
Cost of revenue	1,470	900	3,588	2,759
Marketing and advertising	14,266	16,094	40,631	44,795
Customer care and enrollment	3,651	4,691	11,100	12,539
Technology and content	4,126	4,619	11,539	14,199
General and administrative	5,119	5,879	14,671	18,200
Amortization of acquired intangible assets	—	426	—	711

Total operating costs and expenses	28,632	32,609	81,529	93,203

Income from operations	6,491	4,842	18,950	16,493
Interest and other income (loss), net	143	(3)	800	13

Income before income taxes	6,634	4,839	19,750	16,506
Provision for income taxes	3,182	2,241	9,161	7,634

Net income	$3,452	$2,598	$10,589	$8,872

Comprehensive income:
Net income	$3,452	$2,598	$10,589	$8,872
Change in unrealized gain on investments, net of taxes	(75)	(9)	(147)	(20)
Foreign currency translation adjustment, net of taxes	2	(4)	4	4

Total comprehensive income	$3,379	$2,585	$10,446	$8,856

Net income per share:
Basic	$0.14	$0.11	$0.43	$0.38
Diluted	$0.14	$0.11	$0.41	$0.37

Weighted-average number of shares used in per share amounts:
Basic	24,240	23,437	24,627	23,474
Diluted	25,152	24,079	25,529	24,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2009	2010
Operating activities
Net income	$10,589	$8,872
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,074	6,810
Depreciation and amortization	1,673	2,291
Amortization and accretion on marketable securities, net	607	50
Stock-based compensation expense	3,428	4,817
Excess tax benefits from stock-based compensation	(3,986)	(7,360)
Deferred rent	(57)	(5)
Loss on disposal of property and equipment	16	9
Changes in operating assets and liabilities:
Accounts receivable	(199)	(554)
Prepaid expenses and other current assets	386	(1,845)
Other assets	473	25
Accounts payable	(628)	2,863
Accrued compensation and benefits	319	1,585
Accrued marketing expenses	1,077	365
Deferred revenue	(96)	90
Other current liabilities	2,006	(1,145)

Net cash provided by operating activities	20,682	16,868

Investing activities
Purchases of property and equipment	(1,122)	(2,483)
Acquisition of PlanPrescriber, net of cash acquired	—	(27,203)
Purchase of other assets	(1,280)	—
Purchases of marketable securities	(40,550)	—
Sales of marketable securities	4,006	—
Maturities of marketable securities	48,900	22,100

Net cash provided by (used in) investing activities	9,954	(7,586)

Financing activities
Proceeds from exercise of common stock options	775	468
Cash used to net share settle equity awards	(130)	(575)
Excess tax benefits from stock-based compensation	3,986	7,360
Repurchases of common stock	(29,360)	(8,724)
Other financing activities	(30)	(33)

Net cash used in financing activities	(24,759)	(1,504)

Effect of exchange rate changes on cash and cash equivalents	2	(4)

Net increase in cash and cash equivalents	5,879	7,774
Cash and cash equivalents at beginning of period	94,136	131,339

Cash and cash equivalents at end of period	$100,015	$139,113

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2009 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2010, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 5, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2009 and 2010 and its cash flows for the nine months ended September 30, 2009 and 2010. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2010.

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
UnitedHealthcare	14%	16%	14%	15%
Aetna	17%	14%	16%	15%
Wellpoint	15%	12%	15%	13%

Revenue attributable to individual and family (“IFP”) product offerings represented approximately 92% and 91% of our commission revenue in the three and nine months ended September 30, 2010, respectively, and represented approximately 90% of our commission revenue in the three and nine months ended September 30, 2009. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life, student and Medicare-related health insurance product offerings.

Goodwill and Acquired Intangible Assets—Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in the business acquisition of PlanPrescriber, Inc. (“PlanPrescriber”). The factors that contributed to the recognition of goodwill included synergies that we believe will benefit revenue and profits, as well as the acquisition of an experienced and talented workforce. We do not amortize goodwill but will test for impairment on an annual basis in the fourth quarter and whenever we become aware of any events occurring or changes in circumstances that would indicate a reduction in its fair value below its carrying amount.

Acquired intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, tradenames, trademarks and website addresses, are amortized over their estimated useful lives and will be reviewed for impairment annually in the fourth quarter or when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Partnership with Health Benefits Direct Corporation—In February 2009, we entered into customer transition and marketing agreements with Health Benefits Direct Corporation (“HBDC”). Pursuant to these agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which is being amortized to cost of revenue as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments are recognized as cost of revenue when we recognize the related revenue.

Recently Issued Accounting Pronouncements—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 is effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are currently evaluating the impact adoption will have on our financial condition and results of operations.

Note 2 – Acquisition

On April 30, 2010, we acquired 100% of the outstanding common shares and voting interest of PlanPrescriber, Inc. (“PlanPrescriber,” formerly Experion Systems, Inc.), a privately-held company. The purchase price totaled $28.0 million and was primarily paid in cash. PlanPrescriber is a leading provider of online and pharmacy-based tools to help seniors navigate Medicare health insurance options. The acquisition of PlanPrescriber is expected to accelerate our growth in the large and expanding senior market for Medicare insurance. PlanPrescriber is now a wholly-owned subsidiary of eHealth. We recorded the purchase of PlanPrescriber using the acquisition method of accounting and we recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. Under the acquisition method, the total purchase price was allocated to PlanPrescriber’s net tangible and intangible assets based upon their estimated fair values as of April 30, 2010. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The results of operations are included in our consolidated results of operations beginning with the date of the acquisition. Pro forma results of operations have not been presented because the effects of the acquisition of PlanPrescriber were not material to our consolidated results of operations.

The following table summarizes the allocation of the purchase price, including the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of April 30, 2010 (in thousands):

As of April 30, 2010
Cash	$776
Accounts receivable	369
Other acquired assets	86
Acquired intangible assets	13,400

Total identifiable assets acquired	14,631
Deferred tax liabilities	(630)
Assumed liabilities	(568)

Net identifiable assets acquired	13,433
Goodwill	14,546

Purchase price	$27,979

The fair value of acquired accounts receivable approximates the contractual amount. We recognized $0.6 million of acquisition-related costs that were expensed as incurred during the nine months ended September 30, 2010. These costs are included in general and administrative expenses.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total purchase price for PlanPrescriber was $28.0 million. Of the total purchase price, $14.5 million was allocated to goodwill and $13.4 million represents acquired identifiable intangible assets. There were no changes in the carrying amount of goodwill during the three and nine month periods ended September 30, 2010. The following table sets forth the components of intangible assets acquired in connection with the PlanPrescriber acquisition on April 30, 2010, that are subject to amortization (in thousands):

	Fair Value	Weighted Average Useful Life as of April 30, 2010
Purchased technology	$1,800	5.1 years
Pharmacy and customer relationships	10,700	8.5 years
Tradenames, trademarks and website addresses	900	10.0 years

Acquired intangible assets subject to amortization	$13,400

The carrying amounts, accumulated amortization and weighted average remaining life of acquired intangible assets subject to amortization as of September 30, 2010 is presented in the table below (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Purchased technology	$1,800	$(147)	$1,653	4.7 years
Pharmacy and customer relationships	10,700	(527)	10,173	8.0 years
Tradenames, trademarks and website addresses	900	(37)	863	9.6 years

Acquired intangible assets	$13,400	$(711)	$12,689	7.4 years

During the three and nine months ended September 30, 2010, amortization expense related to acquired intangible assets totaled $0.4 million and $0.7 million, respectively .

As of September 30, 2010, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Purchased Technology	Pharmacy and Customer Relationships	Tradenames, Trademarks and Website Addresses	Total
2010 (3 months)	$88	$316	$23	$427
2011	353	1,265	90	1,708
2012	353	1,225	90	1,668
2013	352	1,025	90	1,467
2014	352	1,025	90	1,467
Thereafter	155	5,317	480	5,952

Total	$1,653	$10,173	$863	$12,689

Note 3 – Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents—As of December 31, 2009 and September 30, 2010, our cash equivalents consisted of money market accounts that were invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2009 and September 30, 2010, our cash equivalents carried no unrealized gains or losses, and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2009 and 2010.

Marketable Securities—As of September 30, 2010, we did not hold any marketable securities. As of December 31, 2009, marketable securities were comprised of available-for-sale financial instruments with original maturities of more than 90 days from the date of purchase. Marketable securities that are available for use in current operations are classified as

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

current assets in the accompanying consolidated balance sheets regardless of the remaining time to maturity. The cost, unrealized gains and losses, net of taxes, and estimated fair value of our marketable securities consisted of the following as of December 31, 2009 (in thousands):

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

We did not realize any significant gains or losses on sales of marketable securities during the three and nine months ended September 30, 2009 and 2010.

During the three and nine months ended September 30, 2009 and 2010, we recorded immaterial amounts of unrealized gains and losses on our investments in marketable securities. Unrealized gains and losses are the result of the change in fair value of our investments in marketable securities, specifically corporate bonds, at the beginning and end of the period. Unrealized gains and losses are excluded from earnings and reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

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

As of September 30, 2010, our cash equivalents were invested in money market funds and were classified as Level 1 assets. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Note 5 – Stockholder’s Equity and Stock-Based Compensation

Stockholders’ Equity

Stock Plans—Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of September 30, 2010, we had 3,308,029 shares of our common stock available for future grants under the 2006 Plan. On January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. As of January 1, 2010, shares reserved under the 2006 Plan automatically increased by 936,669 shares, which equaled 4% of the total number of shares of our common stock then outstanding.

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

The following table summarizes activity under all of our stock plans (in thousands, except per share amounts and weighted-average remaining contractual life data):

	Shares Available for Grant (1)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance at December 31, 2009	3,164	2,899	$10.56	5.16	$20,895
Additional shares authorized (3)	937	—	—
Options granted	(802)	802	$15.42
Restricted stock units granted	(130)	—
Options exercised	—	(58)	$8.11
Options cancelled	108	(126)	$15.32
Restricted stock units and awards cancelled	31	—

Balance at September 30, 2010	3,308	3,517	$11.53	4.90	$14,067

(1)	Shares available for grant exclude treasury stock of 1,894,355 shares and 2,679,830 shares at December 31, 2009 and September 30, 2010, respectively, that could be granted if eHealth determined to do so.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock at September 30, 2010.
(3)	On January 1, 2010, the number of shares authorized for issuance under the 2006 Plan was automatically increased by 936,669 shares pursuant to the terms of the 2006 Plan.

The fair value of stock options granted to employees for the three and nine months ended September 30, 2009 and 2010 was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Expected volatility	59.4%	52.4%	60.0%	52.8%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.31%	1.63%	1.60%	2.35%
Weighted-average fair value	$7.91	$5.43	$8.02	$7.11

The following table summarizes restricted stock unit activity under all of our stock plans (in thousands, except weighted-average remaining contractual life data):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2009	383	2.67	$6,289
Granted	130
Vested	(111)
Cancelled	(31)

Balance as of September 30, 2010	371	2.42	$4,797

(1)	The aggregate intrinsic value is calculated as the fair value of the underlying common stock outstanding and vested and expected to vest as of December 31, 2009 and September 30, 2010.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Upon vesting, the restricted stock units are generally net-share settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units vested in the three and nine months ended September 30, 2009 and 2010 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by eHealth as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to eHealth.

Stock Repurchase Program

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend upon market conditions. The repurchase program does not require eHealth to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. The cost of the shares that are repurchased will be funded from available working capital. Any shares repurchased under the program will be returned to the status of authorized but unissued shares of common stock. For accounting purposes, common stock repurchased under the repurchase program are recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

We repurchased 751,238 shares for an aggregate purchase price of $8.7 million and an average price of $11.61 per share in the three and nine months ended September 30, 2010. We repurchased 1,465,352 shares for an aggregate purchase price of $24.8 million and an average price of $16.90 per share in the three months ended September 30, 2009, and we repurchased 1,827,193 shares for an aggregate purchase price of $29.4 million and an average price of $16.07 per share in the nine months ended September 30, 2009. The average price paid per share includes commission.

As of September 30, 2010, all stock repurchases under the repurchase program were made on the open market. In addition to the 751,238 shares repurchased under our repurchase program as of September 30, 2010, we have in treasury 1,877,850 shares that were repurchased under prior stock repurchase programs and 50,742 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2009 and September 30, 2010, we had a total of 1,894,355 shares and 2,679,830 shares, respectively, held in treasury.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Common stock options	$839	$1,005	$2,202	$2,949
Restricted stock units	444	563	1,204	1,868
Restricted common stock	7	—	22	—

Total stock-based compensation expense	$1,290	$1,568	$3,428	$4,817

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock-based compensation expense by operating function recorded during the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Marketing and advertising	$184	$199	$580	$607
Customer care and enrollment	92	101	240	282
Technology and content	312	383	814	1,239
General and administrative	702	885	1,794	2,689

Total stock-based compensation expense	$1,290	$1,568	$3,428	$4,817

Note 6 – Income Taxes

During the three and nine months ended September 30, 2010, we recorded a provision for income taxes of $2.2 million and $7.6 million, respectively, representing effective tax rates of approximately 46.3% and 46.2%, respectively. Our effective tax rates in the three and nine months ended September 30, 2010 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses, tax shortfalls related to share-based payments and non-deductible acquisition-related costs incurred as a result of the purchase of PlanPrescriber. During the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $3.2 million and $9.2 million, respectively, representing effective tax rates of approximately 48.0% and 46.4%, respectively. Our effective tax rates in the three and nine months ended September 30, 2009 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

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

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. This change in the tax law resulted in the suspension of the utilization of net operating loss carry forwards for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers could only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. This change in the California tax law did not impact our effective tax rate for 2009 or affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards we were able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes paid to the state of California in 2009.

In October 2010, the state of California approved its budget for fiscal year ending June 30, 2011, which again contained changes to the California tax law which will substantially limit our ability to utilize available state net operating loss carry forwards to reduce our state income taxes payable. This change in the tax law resulted in the suspension of the utilization of net operating loss carry forwards for tax years 2010 and 2011. This change in the California tax law will not impact our effective tax rate for 2010 or 2011 and will not affect the amount of net operating loss carry forwards that we expect to ultimately use to offset future California taxes; however, it will limit the amount of net operating loss carry forwards we will be able to utilize to reduce our taxes payable during 2010 and 2011, which will result in increased cash taxes payable to the state of California during the quarter ending December 31, 2010 and the year ending December 31, 2011.

During 2009, our deferred tax assets were reduced due to the extent we were able to utilize net operating loss and tax credit carry forwards to reduce taxes currently payable. In addition, due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes payable in California in 2009, we utilized excess federal and state tax benefits related to share-based payments, which resulted in a $4.0 million increase in additional paid-in capital in the condensed consolidated balance sheet during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, as a result of the utilization of our remaining federal net operating losses, we utilized excess federal tax benefits

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

related to share-based payments, which resulted in a $7.4 million increase in additional paid-in capital in the condensed consolidated balance sheet during the nine months ended September 30, 2010. Additionally, the $4.0 million and $7.4 million of realized excess tax benefits related to share-based payments in the nine months ended September 30, 2009 and 2010, respectively, are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows.

The acquisition of PlanPrescriber resulted in the recognition of $14.5 million of goodwill in the consolidated balance sheet as of September 30, 2010, none of which is subject to amortization for book purposes, but will be amortized over fifteen years for California tax purposes. None of the $14.5 million of goodwill is expected to be deductible for federal tax purposes. We also acquired intangible assets totaling $13.4 million that are subject to amortization for book purposes but not for tax purposes. Additionally, we assumed $4.1 million and $10.9 million of state and federal net operating loss carry forwards, respectively, and $0.1 million and $0.3 million of state and federal tax credit carry forwards, respectively, as of April 30, 2010. We established a deferred tax liability in the amount of $0.6 million, which has been offset against deferred tax assets in the consolidated balance sheet as of September 30, 2010. The deferred tax liability represents the net of the deferred tax liability established on the identifiable intangibles of $4.8 million, which will be amortized for book purposes but not for federal purposes, and the acquired deferred tax assets of $4.2 million.

Note 7 – Net Income Per Share

Basic net income per share is computed by dividing net income allocated to common stock by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, restricted stock and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Basic:
Numerator:
Net income allocated to common stock	$3,452	$2,598	$10,589	$8,872

Denominator:
Weighted average number of common stock shares	24,240	23,437	24,627	23,474

Net income per share—basic:	$0.14	$0.11	$0.43	$0.38

Diluted:
Numerator:
Net income allocated to common stock	$3,452	$2,598	$10,589	$8,872

Denominator:
Weighted average number of common stock shares	24,240	23,437	24,627	23,474
Weighted average number of options	874	634	858	733
Weighted average number of restricted stock and restricted stock units	38	8	44	20

Total shares used in per share calculation	25,152	24,079	25,529	24,227

Net income per share—diluted:	$0.14	$0.11	$0.41	$0.37

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For each of the three and nine months ended September 30, 2009 and 2010, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Common stock options	1,179	1,904	1,093	1,521
Restricted stock units	8	346	6	202

Total	1,187	2,250	1,099	1,723

Note 8 – Geographic Information

Substantially all revenue for all periods presented was generated from customers located in the United States. As of December 31, 2009 and September 30, 2010, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2009	As of September 30, 2010
United States	$4,101	$32,023
China	537	735

Total	$4,638	$32,758

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning impact of the PlanPrescriber acquisition on our financial statements and on our growth in the Medicare market; plans to repurchase shares of our common stock; our utilization of certain tax benefits and the related impact on our financial statements and our cash outlay for taxes for 2010 and 2011; our plan to continue to sell PlanPrescriber’s Medicare leads and engage in the sale of Medicare-related insurance products as a health insurance agent and to use both online and telephonic enrollment capabilities; projected Medicare-related revenue; timing of a retail experience for Medicare products; our plan to pursue the operational aspects of state exchanges; our expectation that commission revenue and sponsorship, licensing and other revenue will increase in absolute dollars in 2010; timing and impact of medical loss ratio regulations; our expectation that lead generation revenue will increase as a result of our acquisition of PlanPrescriber; our expectation that our cost of revenue will increase in absolute dollars; our expectation that our marketing and advertising expenses and the average cost of acquiring new members will increase in absolute dollars in 2010; our expectation that our customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars in 2010; estimates relating to critical accounting policies and related impact on our financial statements; our expectation that stock based compensation will increase; expectations regarding our future effective tax rate; our expectation regarding interest and other income, net as a percentage of total revenue; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; our potential for collection issues with any of our customers; the impact of health care reform laws on the health insurance industry and on our business; expenditures related to the development of our business; our continuing to enter into relationships with marketing partners in China; expansion of aspects of our business to additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2010, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose policies are purchased through us by individuals, families and small businesses. We typically receive commission payments on a monthly basis for as long as a policy remains active and we remain the agent on the policy. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Because health insurance pricing is set by the carrier and approved by state regulators, health insurance pricing is fixed. We, therefore, are not generally subject to negotiation or discounting of health insurance prices by health insurance carriers or our competitors.

In addition to the commission revenue we derive from the sale of health insurance products, we derive revenue from our online sponsorship advertising program and from licensing the use of our ecommerce technology. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Our technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. In both our sponsorship and our commercial technology licensing businesses, we are typically paid performance-based fees. We recently began to license our ecommerce technology to government agencies for use in federal and state exchanges. In July 2010 we were awarded a contract from the Department of Health and Human Services (“HHS”) to provide certain informational content within the federal government’s consumer health care web portal. In our government technology licensing business, we may earn a combination of fixed license fees and time and materials-based compensation, similar to our HHS arrangement, or we may be paid performance-based fees. We also derive revenue from fees we earn through the generation and delivery of leads to third parties, primarily for the Medicare insurance market.

On April 30, 2010, we acquired PlanPrescriber, Inc. (“PlanPrescriber,” formerly Experion Systems, Inc.), a privately-held company. The acquisition-date fair value of the consideration transferred totaled $28.0 million of cash. PlanPrescriber is a provider of online tools to help seniors navigate Medicare health insurance options. PlanPrescriber derives its revenue through the referral of Medicare product leads to third parties and generates most of its revenue during the annual election period for Medicare products which begins November 15th and runs through December 31st each year.

In addition to the Medicare leads PlanPrescriber generates and sells, we also refer Medicare leads generated by our ecommerce platform. Although we will continue to sell a portion of these and PlanPrescriber’s leads to third parties, we also have begun servicing certain leads ourselves as a health insurance agent. We intend to continue to engage in the sale of Medicare-related insurance products as a health insurance agent and to use both online and telephonic enrollment capabilities. We have entered into Medicare product agency agreements with certain health insurance carriers and established a Medicare customer care center located in Salt Lake City, Utah. While we expect to sell Medicare-related products as a health insurance agent during the Medicare annual election period that begins in November 2010, substantially all of our Medicare revenue in 2010 is expected to consist of lead generation revenue. Our ability to generate revenue from the sale of Medicare-related products and leads for those products is dependent upon a number of factors, including health insurance carrier and regulatory approvals of our online platforms.

The recently enacted federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act provides required HHS to create a new Internet web portal to assist consumers in comparing different health insurance coverage options. HHS awarded us a contract to provide certain informational content within this consumer health care web portal. The Patient Protection and Affordable Care Act also requires each state to set up an insurance exchange by 2014 where consumers can shop for health insurance at competitive prices. We intend to pursue the operational aspects of these exchanges as they become available for bid by each state.

Sources of Revenue

Commission Revenue

We generate most of our revenue from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission revenue represented 86% and 87% of our total revenue for the three and nine months ended September 30, 2010, respectively, and represented 89% of our total revenue for the three and nine months ended September 30, 2009.

Our commission revenue has grown principally as a result of our penetration of the individual and family health insurance market and corresponding growth in our membership. We estimate that as of September 30, 2010 we had approximately 778,800 members compared to an estimated 728,000 members and 726,600 members at December 31, 2009 and September 30, 2009, respectively. We define a member as an individual covered by an insurance product for which we are entitled to receive compensation. During the three and nine months ended September 30, 2010, we experienced 9% and 1% increases, respectively, in the number of applications submitted through us for individual and family health insurance, compared to the three and nine months ended September 30, 2009. During the three months ended September 30, 2010, the number of individuals approved for individual and family major medical health insurance products increased 6%, and during the nine months ended September 30, 2010, the number of individuals approved for individual and family major medical health insurance products decreased 3%, over the number of individuals that were approved during the three and nine months ended September 30, 2009, respectively. Our individual and family major medical health insurance plan approved member growth was impacted during the nine months ended September 30, 2010 by a reduction in the number of submitted applications for individual and family health insurance and more stringent underwriting by our health insurance carrier partners.

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

Revenue attributable to individual and family product offerings represented approximately 92% and 91% of our commission revenue in the three and nine months ended September 30, 2010, respectively, and represented approximately 90% of our commission revenue in the three and nine months ended September 30, 2009. We define individual and family product offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life, student and Medicare-related health insurance product offerings.

Based on information currently available to us, we expect commission revenue to increase in absolute dollars in 2010 compared to 2009 as a result of growth in our membership.

The recently enacted federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements are effective for calendar year 2011 and later years and require health insurance companies to spend 80% of their premium revenue in each of their individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The Department of Health and Human Services is expected to adopt regulations that clarify the manner in which medical loss ratios will be implemented and calculated for purposes of the legislation. It is not possible for us to determine the impact of the medical loss ratio requirements on our business prior to the promulgation of the regulations and health insurance carrier reaction to them. However, we anticipate that the implementation of the medical loss ratio requirements as a part of health care reform will result in a reduction in the rates at which health insurance carriers pay us commissions.

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

Technology Licensing Revenue. Our commercial technology licensing business allows carriers to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party. In addition, we typically generate revenue based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data are tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data are tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party. In addition, we have begun to license our technology to government agency customers. We were recently awarded a contract from the Department of Health and Human Services (“HHS”) to provide certain informational content within the federal government’s web portal. Revenue from our HHS arrangement is recognized on a straight-line basis over the initial term of the arrangement, which is renewable annually at the option of HHS for up to three additional years.

Other Revenue. Other revenue primarily consists of lead generation revenue. We derive lead generation revenue from fees paid to us through the generation and delivery of qualified leads, primarily for the Medicare insurance market. We expect our lead generation revenue to increase as a result of our acquisition of PlanPrescriber on April 30, 2010. PlanPrescriber generates most of its revenue during the annual election period for Medicare products which begins November 15th and runs through December 31st each year. Our ability to generate lead revenue is dependent upon on a number of factors, including health insurance carrier and regulatory approvals of our online platforms.

Based on information currently available to us, we expect sponsorship, licensing and other revenue to increase in absolute dollars in 2010 compared to 2009 as a result of growth in our licensing business as well as growth in revenue derived from fees paid to us through the generation and delivery of qualified leads, primarily for the Medicare insurance market.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.ehealth.com and www.ehealthinsurance.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three and nine months ended September 30, 2010, applications submitted through us for individual and family health insurance from our direct channel constituted 43% of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2009, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 42%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three and nine months ended September 30, 2010, applications submitted through us for individual and family health insurance products from our marketing partner member acquisition channel constituted approximately 30% and 29%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2009, applications submitted through us for individual and family health insurance products from our marketing partner member acquisition channel constituted approximately 31% and 33%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three and nine months ended September 30, 2010, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 27% and 28%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2009, applications submitted through us for individual and family health insurance products from our online advertising channel constituted approximately 26% and 25%, respectively, of all individual and family health insurance applications submitted on our website.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue primarily consists of payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, these marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

We entered into customer transition and marketing agreements with Health Benefits Direct Corporation (“HBDC”) in February 2009. Pursuant to the agreements, HBDC agreed to transfer certain of its existing health insurance members to us as the new broker of record on the underlying policies and agreed to refer future health insurance prospects to us. We paid HBDC initial consideration of $1.3 million, which is being amortized to cost of revenue as we recognize commission revenue related to the transferred members. In addition, we agreed to pay HBDC a percentage of the commission revenue we receive on the transferred policies, as well as a percentage of the future commission revenue we receive on health insurance policies we sell to prospects HBDC refers to us. The ongoing revenue-sharing payments are also recognized as cost of revenue. During 2009 we became the broker of record on and recognized commission revenue from members transferred from HBDC, all of which were members on individual and family major medical policies.

Cost of revenue also consists of expenses we incur in providing services to the federal government in relation to our software-as-a-service contract with HHS which we entered into during the three months ended September 30, 2010. We expect cost of revenue to increase in absolute dollars in 2010 compared to 2009 as a result of our software-as-a-service contract with HHS, partially offset by an expected decrease in the amount of revenue-sharing payments we will make to HBDC due to a decline in the number of commission-generating members that were transferred to us from HBDC during 2009, and due to a decrease in amortization expense related to the initial consideration paid to HBDC.

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

Our average cost of acquiring new members, if measured as total consolidated marketing and advertising expenses for the quarter divided by the number of individuals included on applications for individual and family health insurance submitted during the quarter, was $75.38 in the three months ended September 30, 2010 compared to $74.73 in the three months ended September 30, 2009. This increase in our cost of acquisition was primarily driven by an increase in our marketing and advertising expenses for the period resulting from our acquisition in April 2010 of PlanPrescriber. While PlanPrescriber generates revenue, it does not generate individuals included on applications for individual and family health insurance. As a result, the cost of acquisition metric we have historically provided is adversely impacted. Other factors that may impact the average cost of acquiring new members include the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, the mix of health insurance applications submitted through our three marketing channels, the mix of marketing partners referring consumers to our website, the overall trend in costs of online marketing, seasonality patterns, the amounts we pay marketing partners to refer consumers to our website, television and radio advertising expenditures, and an increase in compensation and benefits costs for marketing and advertising personnel. Additionally, we may explore new marketing initiatives that increase per member acquisition costs as part of our efforts to drive more consumers to our website or increase our brand awareness.

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

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in absolute dollars in 2010 compared to 2009 as a result of additional personnel and expenditures necessary to develop future Medicare insurance sales capabilities, as well as costs related to our new Medicare customer care center in Salt Lake City, Utah.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our website. A majority of our technology and content group is located at our wholly owned subsidiary in China, where technology development costs are generally lower than in the United States. We expect technology and content expenses to increase in absolute dollars in 2010 compared to 2009 due to our continued focus on technology development, technology licensing implementations, an increase in technology and content employees and the enhancement of our current ecommerce platform for Medicare insurance products.

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

Amortization of Acquired Intangible Assets

Acquired intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, tradenames, trademarks and website addresses, are amortized over their estimated useful lives and will be reviewed for impairment annually or whenever facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of September 30, 2009 and 2010 and for the three months ended September 30, 2009 and 2010:

Key Metrics:	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
Operating cash flows (1)	$7,649,000	$5,611,000

IFP submitted applications (2)	131,200	143,200

IFP approved members (3)	111,100	117,300
Total approved members (4)	146,900	152,800

Total revenue (5)	$35,123,000	$37,451,000
Total revenue per estimated member for the period (6)	$49.00	$48.84

	As of September 30, 2009	As of September 30, 2010
IFP estimated membership (7)	630,900	679,500
Total estimated membership (8)	726,600	778,800

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
Marketing and advertising expenses (9)	$14,266,000	$16,094,000
Marketing and advertising expenses as a percentage of total revenue (10)	41%	43%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	43%	43%
Marketing partners (12)	31%	30%
Online advertising (13)	26%	27%

Total	100%	100%

Acquisition cost per individual on IFP submitted applications (14)	$74.73	$75.38

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s websites during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP products for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life or student health insurance product offerings.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation during 2009.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members. Does not include members transferred from Health Benefits Direct Corporation during 2009.
(5)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of income.
(6)	Calculated as total revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all products for the period, divided by two). Amounts as of September 30, 2009 and 2010 include an estimated 25,000 and 15,000 members, respectively, transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(7)	Estimated number of members active on IFP insurance policies as of the date indicated. Amounts as of September 30, 2009 and 2010 include an estimated 25,000 and 15,000 members, respectively, transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(8)	Estimated number of members active on all insurance policies as of the date indicated. Amounts as of September 30, 2009 and 2010 include an estimated 25,000 and 15,000 members, respectively, transferred from Health Benefits Direct Corporation as of each date, net of estimated cancelations since their transfer.
(9)	Marketing and advertising expenses for the period from the condensed consolidated statements of income.
(10)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by total revenue for the period (see note (5) above).
(11)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(12)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(13)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.
(14)	Calculated as marketing and advertising expenses for the period (see note (9) above) divided by the number of individuals on IFP applications submitted on eHealth’s website during the period. This metric may not reflect the true acquisition cost.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the three and nine months ended September 30, 2009 and 2010 which had a material impact on our allowance for forfeitures.

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

Technology Licensing Revenue. Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party. In addition, we have begun to license our technology to government agency customers. We were recently awarded a contract from the Department of Health and Human Services (“HHS”) to provide certain informational content within the federal government’s web portal. Revenue from our HHS arrangement is recognized on a straight-line basis over the initial term of the arrangement, which is renewable annually at the option of HHS for up to three additional years.

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

Acquired intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, tradenames, trademarks and website addresses, are amortized over their estimated useful lives and will be reviewed for impairment annually in the fourth quarter or when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets, as well as discrete tax items during the period, such as excess tax benefits related to share-based payments. During the three and nine months ended September 30, 2010, we recorded a provision for income taxes of $2.2 million and $7.6 million, respectively, representing effective tax rates of approximately 46.3% and 46.2%, respectively. Our effective tax rate in the three and nine months ended September 30, 2010 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses, tax shortfalls related to share-based payments and non-deductible acquisition-related costs incurred as a result of the purchase of PlanPrescriber. During the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $3.2 million and $9.2 million, respectively, representing effective tax rates of approximately 48.0% and 46.4%, respectively. Our effective tax rate in the three and nine months ended September 30, 2009 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. This change in the tax law resulted in the suspension of the utilization of net operating loss carry forwards for tax years 2008 and 2009; however, the expiration date of the net operating loss carry forwards was extended for an equivalent two-year period. Additionally, for tax years 2008 and 2009, taxpayers could only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits. This change in the California tax law did not impact our effective tax rate for 2009 or affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes; however, it did limit the amount of net operating loss and tax credit carry forwards we were able to utilize to reduce our taxes payable during 2009, resulting in an increase in cash taxes paid to the state of California in 2009.

In October 2010, the state of California approved its budget for fiscal year ending June 30, 2011, which again contained changes to the California tax law which will substantially limit our ability to utilize available state net operating loss carry forwards to reduce our state income taxes payable. This change in the tax law resulted in the suspension of the utilization of net operating loss carry forwards for tax years 2010 and 2011. This change in the California tax law will not impact our effective tax rate for 2010 or 2011 and will not affect the amount of net operating loss carry forwards that we expect to ultimately use to offset future California taxes; however, it will limit the amount of net operating loss carry forwards we will be able to utilize to reduce our taxes payable during 2010 and 2011, which will result in increased cash taxes payable to the state of California during the quarter ending December 31, 2010 and the year ending December 31, 2011. Our cash outlay for federal and state taxes is expected to be approximately 8% to 10% of pre-tax income in 2010 primarily due to the inability to use our net operating loss carry forwards in California to reduce our current tax liability.

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

As of December 31, 2009 and September 30, 2010, we had approximately $3.0 million and $3.2 million, respectively, of unrecognized tax benefits. As of December 31, 2009 and September 30, 2010, there were $2.4 million and $2.5 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate. Due to net operating losses, all tax years after 1998 are open to examination and adjustment.

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

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2009 and 2010 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010
Revenue:
Commission	$31,086	89%	$32,040	86%	$89,229	89%	$95,685	87%
Sponsorship, licensing and other	4,037	11	5,411	14	11,250	11	14,011	13

Total revenue	35,123	100	37,451	100	100,479	100	109,696	100
Operating costs and expenses:
Cost of revenue	1,470	4	900	2	3,588	4	2,759	3
Marketing and advertising	14,266	41	16,094	43	40,631	40	44,795	41
Customer care and enrollment	3,651	10	4,691	13	11,100	11	12,539	11
Technology and content	4,126	12	4,619	12	11,539	11	14,199	13
General and administrative	5,119	15	5,879	16	14,671	15	18,200	17
Amortization of acquired intangible assets	—	—	426	1	—	—	711	1

Total operating costs and expenses	28,632	82	32,609	87	81,529	81	93,203	85

Income from operations	6,491	18	4,842	13	18,950	19	16,493	15
Interest and other income, net	143	0	(3)	(0)	800	1	13	0

Income before income taxes	6,634	19	4,839	13	19,750	20	16,506	15
Provision for income taxes	3,182	9	2,241	6	9,161	9	7,634	7

Net income	$3,452	10%	$2,598	7%	$10,589	11%	$8,872	8%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Marketing and advertising	$184	$199	$580	$607
Customer care and enrollment	92	101	240	282
Technology and content	312	383	814	1,239
General and administrative	702	885	1,794	2,689

Total	$1,290	$1,568	$3,428	$4,817

Three and Nine Months Ended September 30, 2009 and 2010

Revenue

The following table presents our commission, sponsorship, licensing and other and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Commission	$31,086	$32,040	$954	3%	$89,229	$95,685	$6,456	7%
Percentage of total revenue	89%	86%			89%	87%

Sponsorship, licensing and other	$4,037	$5,411	$1,374	34%	$11,250	$14,011	$2,761	25%
Percentage of total revenue	11%	14%			11%	13%

Total revenue	$35,123	$37,451	$2,328	7%	$100,479	$109,696	$9,217	9%

Three Months Ended September 30, 2010 and 2009—Commission revenue increased $1.0 million, or 3%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to an increase in our membership. Our estimated membership increased approximately 7% to 778,800 at September 30, 2010 from 726,600 at September 30, 2009. Sponsorship, licensing and other revenue increased $1.4 million, or 34%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to an increase in lead generation revenue related to our acquisition of PlanPrescriber and, to a lesser extent, the referral of Medicare leads generated by our existing platform.

Nine Months Ended September 30, 2010 and 2009—Commission revenue increased $6.5 million, or 7%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to an increase in our membership. Sponsorship, licensing and other revenue increased $2.8 million, or 25%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to an increase in lead generation revenue related to our acquisition of PlanPrescriber and, to a lesser extent, the referral of Medicare leads generated by our existing platform.

Substantially all revenue for all periods presented was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
UnitedHealthcare	14%	16%	14%	15%
Aetna	17%	14%	16%	15%
Wellpoint	15%	12%	15%	13%

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Cost of revenue	$1,470	$900	$(570)	(39)%	$3,588	$2,759	$(829)	(23)%
Percentage of total revenue	4%	2%			4%	3%

Three Months Ended September 30, 2010 and 2009—Cost of revenue decreased $0.6 million, or 39%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Commission revenue generated by the HBDC agreement decreased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, resulting in a decrease in revenue-sharing expense related to HBDC, which is recorded as cost of revenue. As a percentage of total revenue, cost of revenue decreased to 2% for the three months ended September 30, 2010 from 4% for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009—Cost of revenue decreased $0.8 million, or 23%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Commission revenue generated by the HBDC agreement decreased in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulting in a decrease in revenue-sharing expense related to HBDC, which is recorded as cost of revenue. As a percentage of total revenue, cost of revenue decreased to 3% for the nine months ended September 30, 2010 from 4% for the nine months ended September 30, 2009.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Marketing and advertising	$14,266	$16,094	$1,828	13%	$40,631	$44,795	$4,164	10%
Percentage of total revenue	41%	43%			40%	41%

Three Months Ended September 30, 2010 and 2009—Marketing and advertising expenses increased $1.8 million, or 13%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This was primarily due to an increase of $1.6 million in online advertising expenses, of which $0.9 million was related to PlanPrescriber’s incremental online advertising expenses and $0.7 million was a result of an increase in paid keyword search advertising costs on Internet search engines, as the cost per click-through and number of click-throughs from the online advertising channel increased. Additionally, fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website increased $0.6 million. Our acquisition cost per member, measured as total marketing and advertising expenses for the quarter divided by the number of members included on applications for individual and family product offerings submitted during the quarter, increased 1% to $75.38 in the three months ended September 30, 2010 from $74.73 in the three months ended September 30, 2009. The increase in our acquisition cost per member was primarily the result of Medicare marketing expenses as a result of our acquisition of PlanPrescriber and, to a lesser extent, due to an increase in marketing partner fees, partially offset by a decrease in cost per submitted member in our online advertising channel and an increase in the number of individuals applying for individual and family health insurance through our ecommerce platform in all of our member acquisition channels. As a percentage of total revenue, total marketing and advertising expenses increased to 43% in the three months ended September 30, 2010 from 41% in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009—Marketing and advertising expenses increased $4.2 million, or 10%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This was primarily due to an increase of $4.9 million in our online advertising expenses as a result of an increase in paid keyword search advertising costs on Internet search engines, as the cost per click-through and number of click-throughs from the online advertising channel increased. Additionally, marketing and advertising expenses increased $1.2 million due to incremental online advertising expenses of PlanPrescriber. Partially offsetting these increases was a decrease of $1.3 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website. In the nine months ended September 30, 2010 we experienced a decline in the rate at which individuals coming to our ecommerce platform through our marketing partner member acquisition channel submitted health insurance applications. As a percentage of total revenue, total marketing and advertising expenses increased to 41% in the nine months ended September 30, 2010 from 40% in the nine months ended September 30, 2009.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Customer care and enrollment	$3,651	$4,691	$1,040	28%	$11,100	$12,539	$1,439	13%
Percentage of total revenue	10%	13%			11%	11%

Three Months Ended September 30, 2010 and 2009—Customer care and enrollment expenses increased $1.0 million, or 28%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website and due to incremental costs associated with the new customer care center we established in Salt Lake City, Utah, that is dedicated to servicing the Medicare insurance market. We incurred $0.4 million of incremental compensation and benefit and facility expenses during the three months ended September 30, 2010 as a result of the new customer care center. As a percentage of total revenue, customer care and enrollment expenses increased to 13% in the three months ended September 30, 2010 from 10% in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009—Customer care and enrollment expenses increased $1.4 million, or 13%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to compensation and benefits costs associated with an increase in personnel servicing health insurance applications submitted through our website and due to our new Medicare customer care center in Salt Lake City, Utah. As a percentage of total revenue, customer care and enrollment expenses remained at 11% in the nine months ended September 30, 2010 and 2009.

Technology and Content

The following table presents our technology and content expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Technology and content	$4,126	$4,619	$493	12%	$11,539	$14,199	$2,660	23%
Percentage of total revenue	12%	12%			11%	13%

Three Months Ended September 30, 2010 and 2009—Technology and content expenses increased $0.5 million, or 12%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was primarily due to an increase of $0.4 million in compensation and benefits and other personnel costs associated with an increase in technology and content personnel, including an increase in personnel dedicated to Medicare-related insurance and our technology licensing business, as well as an increase in annual maintenance fees related to hardware and software. As a percentage of total revenue, technology and content costs was 12% in the three months ended September 30, 2010 and 2009.

Nine Months Ended September 30, 2010 and 2009—Technology and content expenses increased $2.7 million, or 23%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was primarily due to an increase of $1.7 million in compensation and benefits and other personnel costs associated with an increase in technology and content personnel, including an increase in personnel dedicated to Medicare insurance and our technology licensing business. Additionally, stock-based compensation expense increased $0.4 million due to additional equity grants to employees in our technology and content departments and annual maintenance fees related to our hardware and software increased. As a percentage of total revenue, technology and content costs increased to 13% in the nine months ended September 30, 2010 from 11% in the nine months ended September 30, 2009.

General and Administrative

The following table presents our general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
General and administrative	$5,119	$5,879	$760	15%	$14,671	$18,200	$3,529	24%
Percentage of total revenue	15%	16%			15%	17%

Three Months Ended September 30, 2010 and 2009—General and administrative expenses increased $0.8 million, or 15%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to a $0.6 million increase in compensation and benefits and other personnel costs due to an increase in general and administrative personnel as a result of our acquisition of PlanPrescriber and a $0.2 million increase in stock-based compensation expense due to additional equity grants to employees in our general and administrative departments and to members of our board of directors. As a percentage of total revenue, general and administrative expenses increased to 16% in the three months ended September 30, 2010 from 15% in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009—General and administrative expenses increased $3.5 million, or 24%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a $1.6 million increase in professional fees associated with consulting services, a $0.9 million increase in stock-based compensation expense due to additional equity grants to employees in our general and administrative departments and to members of our board of directors, $0.6 million of acquisition-related costs related to our purchase of PlanPrescriber and a $0.4 million increase in compensation and benefits costs due to an increase in general and administrative personnel as a result of our acquisition of PlanPrescriber. As a percentage of total revenue, general and administrative expenses increased to 17% in the nine months ended September 30, 2010 from 15% in the nine months ended September 30, 2009.

Amortization of Acquired Intangible Assets

Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber on April 30, 2010 was $0.4 million and $0.7 million in the three and nine months ended September 30, 2010, respectively.

Interest and Other Income (Loss), Net

The following table presents our interest and other income, net, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Interest and other income (loss), net	$143	$(3)	$(146)	(102)%	$800	$13	$(787)	(98)%
Percentage of total revenue	0%	(0)%			1%	0%

Interest and other income (loss), net, primarily consists of interest income earned on our invested cash, cash equivalents and marketable securities balances, partially offset by administrative bank fees and investment management fees.

Three and Nine Months Ended September 30, 2010 and 2009—Interest and other income (loss), net, decreased in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, primarily due to a decline in the average yield earned on our invested cash, cash equivalents and marketable securities. The decline in the average yield was primarily due to a general market decline in interest rates. Administrative bank fees, investment management fees and interest expense on our capital lease obligations offset interest earned on our cash, cash equivalents and marketable securities in the three and nine months ended September 30, 2010. Cash, cash equivalents and marketable securities decreased to $139.1 million at September 30, 2010 from $143.4 million at September 30, 2009 due to $27.2 million of net cash used for the acquisition of PlanPrescriber in April 2010 and $8.7 million used to repurchase 751,238 shares of eHealth’s common stock during the three months ended September 30, 2010, partially offset by cash generated from operations.

We expect interest and other income, net, to amount to less than 1% of total revenue in 2010 as a result of the decline in the average yield we earn on our invested cash and cash equivalents.

Provision for Income Taxes

The following table presents our provision for income taxes and the absolute dollar change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2010	$	%	2009	2010	$	%
Provision for income taxes	$3,182	$2,241	$(941)	(30)%	$9,161	$7,634	$(1,527)	(17)%
Percentage of total revenue	9%	6%			9%	7%

Three and Nine Months Ended September 30, 2010 and 2009—During the three and nine months ended September 30, 2010, we recorded provision for income taxes of $2.2 million and $7.6 million, respectively, representing effective tax rates of 46.3% and 46.2%, respectively. During the three and nine months ended September 30, 2009, we recorded provisions for income taxes of $3.2 million and $9.2 million, respectively, representing effective tax rates of 48.0% and 46.4%. Our effective tax rate in the three and nine months ended September 30, 2010 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, tax shortfalls related to share-based payments and non-deductible acquisition-related costs incurred as a result of our purchase of PlanPrescriber. Our effective tax rate in the three and nine months ended September 30, 2009 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At September 30, 2010, our cash and cash equivalents totaled $139.1 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. At September 30, 2010 we held no marketable securities.

The following table presents a summary of our cash flows for the nine months ended September 30, 2009 and 2010 (in thousands):

	Nine Months Ended September 30,
	2009	2010
Net cash provided by operating activities	$20,682	$16,868
Net cash provided by (used in) investing activities	$9,954	$(7,586)
Net cash used in financing activities	$(24,759)	$(1,504)

The cash flow statement for the nine months ended September 30, 2010 included a $6.8 million cash flow benefit from deferred income taxes, which primarily resulted from the utilization of $7.4 million of excess tax benefits related to share-based payments. The cash flow statement for the nine months ended September 30, 2009 included a $5.1 million cash flow benefit from deferred income taxes, which primarily resulted from the utilization of $4.0 million of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statements for the nine months ended September 30, 2009 and 2010 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

We recorded the purchase of PlanPrescriber using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of operations are included in our consolidated results of operations beginning since the date of the acquisition on April 30, 2010. We do not expect the acquisition and integration of PlanPrescriber to have a material adverse impact on our liquidity, capital resources and interest income earned on our invested cash and cash equivalents for the remainder of 2010.

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend upon market conditions. The repurchase program does not require eHealth to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. The cost of the shares that are repurchased will be funded from available working capital. We do not expect the stock repurchase program to have a material adverse impact on our interest income earned on our invested cash and cash equivalents for the remainder of 2010. As of September 30, 2010, we had repurchased 751,238 shares under the program at an average cost of $11.61 per share for a total cost of $8.7 million.

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

Nine Months Ended September 30, 2010—Our operating activities generated cash of $16.9 million during the nine months ended September 30, 2010 and consisted of net income of $8.9 million, increased by non-cash items of $6.6 million and cash provided for working capital and other activities of $1.4 million. Adjustments for non-cash items primarily consisted of $6.8 million of deferred income taxes, $4.8 million of stock-based compensation expense and $2.3 million of depreciation and amortization, partially offset by $7.4 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of an increase of $2.9 million in accounts payable and an increase of $1.6 million in accrued compensation and benefits, partially offset by an increase of $1.8 million in prepaid expenses and other current assets, a decrease of $1.1 million in other current liabilities and an increase of $0.6 million in accounts receivable.

Nine Months Ended September 30, 2009—Our operating activities generated cash of $20.7 million during the nine months ended September 30, 2009 and consisted of net income of $10.6 million adjusted by non-cash items of $6.8 million and cash provided for working capital and other activities of $3.3 million. Adjustments for non-cash items primarily consisted of $5.1 million of deferred income taxes, $3.4 million of stock-based compensation expense, $1.7 million of depreciation and amortization and $0.6 million of amortization and accretion on marketable securities, net, partially offset by $4.0 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of an increase of $2.0 million in other current liabilities, an increase of $1.1 million in accrued marketing expenses, other current liabilities and a decrease of $0.5 million in other assets, partially offset by a decrease of $0.6 million in accounts payable.

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

Investing Activities

Our investing activities primarily consist of purchases, sales and maturities of marketable securities and purchases of computer hardware and software to enhance our website and to support our growth. It also included the acquisition of PlanPrescriber in the nine months ended September 30, 2010. Marketable securities have generally consisted of investment grade corporate and U.S. government-sponsored enterprise debt securities, commercial paper and certificates of deposit that have a maturity of more than 90 days but less than two years from the date of purchase and are available for use in current operations. These investments are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity in the consolidated balance sheets and in comprehensive income on the consolidated statements of income and comprehensive income.

Nine Months Ended September 30, 2010—Net cash used in investing activities of $7.6 million during the nine months ended September 30, 2010 was attributable to cash used for the acquisition of PlanPrescriber of $27.2 million and capital expenditures of $2.5 million, partially offset by maturities of marketable securities of $22.1 million.

Nine Months Ended September 30, 2009—Net cash provided by investing activities of $10.0 million during the nine months ended September 30, 2009 was primarily attributable to maturities and sales of marketable securities of $48.9 million and $4.0 million, respectively, partially offset by purchases of marketable securities of $40.6 million, consideration of $1.3 million paid to HBDC in connection with customer transition and marketing agreements with HBDC and capital expenditures of $1.1 million.

Financing Activities

Nine Months Ended September 30, 2010—Net cash used in financing activities of $1.5 million during the nine months ended September 30, 2010 was due to $8.7 million used to repurchase 751,238 shares of our common stock and $0.6 million used to net share settle equity awards, partially offset by $7.4 million of excess tax benefits from stock-based compensation and $0.5 million of proceeds received from the issuance of common stock pursuant to stock option exercises.

Nine Months Ended September 30, 2009—Net cash used in financing activities of $24.8 million during the nine months ended September 30, 2009 was due to $29.4 million used to repurchase 1,827,193 shares of our common stock, partially offset by $4.0 million of non-cash excess tax benefits from stock-based compensation and $0.8 million of proceeds received from the issuance of common stock pursuant to stock option exercises.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of September 30, 2010 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2010 (3 months)	$930	$97	$1,027
2011	3,536	260	3,796
2012	2,482	—	2,482
2013	473	—	473
2014	206	—	206

Total	$7,627	$357	$7,984

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

During 2009, we extended the operating lease for our facility in San Francisco, California for an additional five years, expiring in October 2014, and expanded the operating lease for our facility in China to include additional office space. In April 2010 we acquired an operating lease for our PlanPrescriber facility in Maynard, Massachusetts, which expires in May 2013, and in September 2010 we entered into an operating lease for our Medicare customer care center facility in Salt Lake City, Utah, which expires in February 2012.

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

Unrecognized Tax Benefits

As of September 30, 2010, we had unrecognized tax benefits of $3.1 million classified as other non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of potential tax audits and their outcomes, should they occur; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are currently evaluating the impact adoption will have on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of September 30, 2010, we had cash and cash equivalents of $139.1 million, which consisted primarily of cash and highly liquid money market instruments. Although we did not hold any marketable securities as of September 30, 2010, we have invested in marketable securities in the past and intend to do so in the future.

The primary objective of our investment activities is to preserve principal. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of highly liquid cash equivalents and marketable securities in a variety of instruments, including money market funds, commercial paper, corporate and U.S. government-sponsored enterprise debt securities and certificates of deposit. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Our investment policy limits investments to certain types of securities issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issue. The policy also prohibits investing in certain types of instruments including asset-backed securities, mortgage-backed securities, collateralized bond, debt and mortgage obligations, tax exempt securities, auction rate securities and derivatives. If overall interest rates had been 10% lower during the three and nine months ended September 30, 2010, our interest income would not have been materially impacted during that period, assuming a consistent level in our cash, cash equivalents and marketable securities.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and accounts receivable. As of December 31, 2009 and September 30, 2010, our cash, cash equivalents and marketable securities were invested as follows (in thousands):

	December 31, 2009	September 30, 2010
Cash(1)	$7,085	$4,699
Money market funds(2)	124,254	134,414
Bonds, commercial paper and certificates of deposit:
Government sector	17,891	—
Financial sector	3,054	—
Industrial sector	1,239	—

Total cash, cash equivalents and marketable securities	$153,523	$139,113

(1)	We deposit our cash, cash equivalents and marketable securities in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits.
(2)	At December 31, 2009 and September 30, 2010, money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

During the three and nine months ended September 30, 2009 and 2010, net unrealized gains and losses incurred on our marketable securities were not significant, and we did not realize any losses on our marketable securities during the three and nine months ended September 30, 2009 and 2010.

We do not require collateral or other security for our accounts receivable. As of September 30, 2010, three customers represented 15%, 14% and 11%, respectively, for a total of 40% of our $3.2 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2010. Accordingly, we have not recorded an allowance for uncollectible amounts at September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance products. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that will change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; minimum benefit levels for health insurance plans; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; optional open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform require various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments will be required to adopt changes to their existing laws and regulations to conform them to federal health care reform legislation and regulations.

The implementation of healthcare reform could increase competition; reduce or eliminate the need for health insurance agents or demand for private health insurance for individuals, families or small businesses; decrease the number of health insurance products that we sell as well as the number of health insurance carriers offering them; cause health insurance carriers to apply more rigorous underwriting standards (until provisions in health care reform legislation limiting underwriting go into effect in 2014) or change the benefits and/or premiums for the products they sell; or cause health insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. For instance, the manner in which the federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and substantially reduce the number of individuals, families and small businesses that purchase insurance through us, which would materially harm our business, operating results and financial condition. Various aspects of healthcare reform could cause health insurance carriers to determine to limit the type of health insurance products we sell and the geographies in which we sell them. For example, beginning in September 2010, insurance carriers were prohibited from declining health insurance applications from children based on preexisting health conditions. In response, many health insurance carriers determined not to offer child only health insurance plans. In addition, Healthcare Service Corporation, which operates under the Blue Cross and Blue Shield brand name in New Mexico, Oklahoma, Illinois and Texas, recently notified us of its decision to no longer sell health insurance products through us. If health insurance carriers determine to limit our ability to sell their products or determine not to sell individual health insurance products altogether, our business, operating results and financial condition would be materially harmed.

We believe that consumer anticipation of health care reform and confusion regarding its impact has already impacted demand for the health insurance products we sell and that consumers have deferred applying for health insurance until the substance of health care reform becomes clearer to them. Should consumers continue to do so, our business, operating results and financial condition would be harmed. Speculation regarding the impact of health care reform or changes in the regulatory environment in which we operate also creates uncertainty that could lead to increased volatility and a reduction in our stock price.

The medical loss ratio requirements that are a part of health care reform could harm our business.

The recently enacted federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements are effective for calendar year 2011 and later years and require health insurance companies to spend 80% of their premium revenue in each of their individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The Department of Health and Human Services is expected to adopt regulations relating to the medical loss ratio requirements prior to 2011 that clarify the manner in which medical loss ratios will be implemented and calculated. It is not possible for us to determine the impact of the medical loss ratio requirements on our business prior to the promulgation of the regulations and health insurance carrier reaction to them. We, however, have been engaged in discussions with a number of carriers regarding the impact of the medical loss ratio requirements and, as a result of these discussions, believe that the commissions that we receive from health insurance carriers will be reduced. The implementation of the medical loss ratio requirements could materially reduce our revenue and harm our business, operating results and financial condition. In addition, the medical loss ratio requirements may cause certain health insurance carriers to exit the individual or small business health insurance markets, limit the geographies in which they sell individual or small business health insurance, place less reliance on agents to distribute their products in these markets, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their individual and small business health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements also could cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationships with health insurance carriers, become dependent upon a limited number of insurance carriers, fail to develop new carrier relationships, or if our carrier partners experience negative publicity.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their existing or new health insurance products for a variety of reasons, including for competitive or regulatory reasons, as a result of healthcare reform, as a result of a reluctance to distribute their products over the Internet or because they do not want to be associated with our brand. In the future, and as a result of health care reform or for other reasons, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from selling their products on our ecommerce platform. For instance, carriers may choose to exclude us from their most profitable or popular products or may determine not to distribute insurance products in the individual, family and small business markets, in certain geographies or altogether. We also may decide to terminate our relationship with a carrier for a number of reasons, including as a result of a reduction in a carrier’s financial ratings, a carrier determining to pay lower commissions or a carrier demanding a sales process that we believe compromises or impairs the value of our service. The termination of our relationship with a carrier could reduce the variety of health insurance products we offer, which could harm our business. We also would lose a source of commissions for future sales and potentially future commissions for past sales, which could materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance products.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 16% and 15% of our total revenue in the three and nine months ended September 30, 2010, respectively, from carriers owned by UnitedHealthcare. We derived 14% and 15% of our total revenue in the three and nine months ended September 30, 2010, from Aetna. We derived 12% and 13% of our total revenue in the three and nine months ended September 30, 2010, respectively, from carriers owned by Wellpoint. Our agreements with these carriers, entered into in the ordinary course of business, are terminable on short notice by either party for any reason. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market.

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

Our rate of growth may decline.

We have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing and website technology development. In addition, we will continue to incur significant legal, accounting and other expenses as a public company. Although we have experienced revenue growth in prior periods, our approved member growth has slowed compared to the rate of approved member growth we experienced in 2009. If our approved member growth does not improve, our historical revenue growth may not be sustainable, which would harm our business, operating results and financial condition. Our future revenue growth will depend in large part upon the success of our Medicare business and our ability to continue to attract new individuals, families and small businesses to purchase health insurance through our ecommerce platform. We also must maintain our relationship with existing members within historical levels. We will have significant difficulty in achieving revenue growth if our membership does not grow. The commission rates that we receive for individuals and families are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that the rate of growth of our net new members slows, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months, in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate. In addition, a portion of our year-over-year growth has been attributable to revenue from our technology licensing and sponsorship advertising businesses. Because these sources of revenue are relatively new, we expect that it may be difficult to maintain their historical growth rates, which will impact our overall rate of growth. A continued decline in our growth rate would adversely impact investor perception of our business and our stock price.

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

As an important strategic initiative, we recently determined to market Medicare-related health insurance products using our ecommerce platform, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these products as Medicare products. We plan to offer Medicare products to Medicare eligible individuals, who are predominately senior citizens over the age of 65. As a part of this initiative, we acquired PlanPrescriber, Inc. (“PlanPrescriber,” formerly Experion Systems, Inc.), a privately-held company, in April 2010. PlanPrescriber is a provider of online tools to help seniors navigate Medicare health insurance options. PlanPrescriber has derived its Medicare product related revenue through the referral of Medicare product leads to third parties. The integration of PlanPrescriber into our existing business may disrupt our existing business, plans and operations. In addition, we may not be able to realize anticipated synergies and opportunities as a result of the transaction, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the rest of our business and the marketing of Medicare products. In the event we encounter problems in integrating PlanPrescriber, or if anticipated synergies and opportunities are not realized, our business, operating results and financial condition could be harmed.

Using PlanPrescriber’s PlanPrescriber.com platform as well as our eHealthMedicare.com platform, we plan to generate lead referral revenue through the sale of Medicare product leads to third party health insurance carriers and agents. We also intend to generate commission revenue by acting as a health insurance agent for leads we do not sell. The vast majority of our Medicare related product revenue in 2010 will be derived from the sale of Medicare product leads, and we expect much of that revenue to be generated in the fourth quarter given the seasonality of the sale of Medicare products during the Medicare annual enrollment period that begins November 15, 2010.

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

Our success in expanding into the Medicare product market as a health insurance agent will depend upon a number of additional factors, including:

•

our ability to adapt our ecommerce platform to market Medicare products, including our development or acquisition of marketing tools and features important in the sale of Medicare products online and the modification of our existing user experience for new products targeted at a different demographic;

•

United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, or CMS, and health insurance carrier approval of the use of our platforms and other marketing material for the marketing of the Medicare products we sell;

•	our success in marketing our ecommerce platform to senior citizens and in entering into business development relationships to drive Medicare eligible individuals to our ecommerce platform;

•

our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our new customer care center in the state of Utah;

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

As a result of these factors, we may prove unsuccessful in marketing Medicare products and acting as a health insurance agent in connection with their sale, or our ability to do so may be delayed, either of which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare products during the upcoming or any other Medicare annual enrollment period were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be more pronounced given the seasonality of the Medicare product business and the fact that much of the sales of Medicare products occur during this period.

Our success in generating Medicare product lead referral revenue is dependent upon the same factors that could impact our ability to generate Medicare product commission revenue. In addition, our ability to generate Medicare product lead referral revenue is subject to other risks and uncertainties, including our ability to generate Medicare product leads, dependence upon a limited number of purchasers of our leads, the financial strength and credit worthiness of these purchasers, the ability of the purchasers to service the volume of leads that we refer and the compliance of the purchasers with applicable laws and regulations and the requirements of health insurance carriers.

The marketing and sale of Medicare products are subject to numerous laws and regulations at the Federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D products are principally regulated by CMS. The marketing and sale of Medicare Supplement products are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare products are numerous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D products, change frequently. As a result of these laws and regulations, we will be required to alter our website and sales process and comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance products. For instance, certain aspects of our online platforms and of our marketing material and processes, as well as changes to these platforms, materials and processes, must be approved by CMS and by health insurance carriers in light of CMS requirements. If we do not receive these approvals, or if it is determined that we are not in compliance with CMS regulations, our ability to generate Medicare product related revenue could be severely limited or terminated altogether. Additional laws and regulations also may be implemented to make our marketing and sale of Medicare products more difficult or prohibit our marketing them altogether. In addition, the impact that health care reform legislation, if any, will have on the market for Medicare products is unclear, but it could change demand for Medicare products, the way these products are delivered, the commissions that carriers pay to health insurance agents in connection with their sale or adversely impact us in other ways. In the event that laws and regulations adversely impact our ability to market the availability of any type of Medicare product on our ecommerce platform, our business, operating results and financial condition would be harmed.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. Although our services are complete upon the approval of a member’s application, we receive commissions and record related revenue, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. A significant component of our marketing and advertising expenses consists of payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. In addition, if we incur other unanticipated or one-time expenses in a particular quarter or if we lose a significant amount of our member base for any reason, we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members. As a result, our quarterly results may suffer due to unanticipated expenses, one-time charges or significant member turnover.

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

The market for selling health insurance products is intensely competitive and the sale of health insurance over the Internet is rapidly evolving. Consumers have the ability to use several sources other than our ecommerce platform to research and purchase health insurance. In addition, consumers can research health insurance using our ecommerce platform and purchase their health insurance through one of our competitors. We compete directly with health insurance carriers, including many of the carriers that offer health insurance through our ecommerce platform. Many carriers market and sell their health insurance plans, including those that are offered on our ecommerce platform, directly to consumers using call centers, their own websites and other means. In addition, and as part of health care reform, states will implement health insurance exchanges that will compete with us.

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

We may decide to acquire businesses, products and technologies. We acquired PlanPrescriber, Inc. (formerly Experion Systems, Inc.) in April 2010. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions, including our acquisition of PlanPrescriber, Inc., could require significant capital infusions and could involve many risks, including the following:

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, in October 2010, the state of California approved budget legislation which substantially limits the utilization of net operating losses. The new law did not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limited the amount we could utilize in 2010 and 2011, resulting in an increase in cash taxes in those years. Since the majority of our state taxes are in California, where our headquarters are located, our cash outlay for federal and state taxes will increase for the years ending December 31, 2010 and 2011.

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New insurance laws and regulations also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform, including electronic signature or our EPI or eApproval technology as a whole. We would face increased legal and regulatory risks in this regard if we were to pursue opportunities to sell products in segments of the health insurance market in which we do not currently operate, such as limited benefit products. Failure to comply with insurance laws and regulations or other laws and regulations applicable to or business could result in significant liability, additional department of insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. Because some consumers, marketing partners and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, operating results and financial condition. Changes in insurance laws and regulations may also require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

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

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend upon market conditions. The repurchase program does not require eHealth to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. The cost of the shares that are repurchased will be funded from available working capital. Any shares repurchased under the program will be returned to the status of authorized but unissued shares of common stock. For accounting purposes, common stock repurchased under the repurchase program are recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The stock repurchase activity under the repurchase program during the three months ended September 30, 2010 is summarized as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Amount of Shares that May Yet be Repurchased
				(in thousands)
July 1 - 31, 2010	—	$—	—	$30,000
August 1 - 31, 2010	—	$—	—	$30,000
September 1 - 30, 2010	751,238	$11.61	751,238	$21,276

	751,238	$11.61	751,238

As of September 30, 2010, all stock repurchases under the repurchase program were made on the open market. In addition to the 751,238 shares repurchased under our repurchase program as of September 30, 2010, we have in treasury 1,877,850 shares that were repurchased under prior stock repurchase programs and 50,742 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2009 and September 30, 2010, we had a total of 1,894,355 shares and 2,679,830 shares, respectively, held in treasury.

ITEM 6.	EXHIBITS

(a)	Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number		Description of Exhibit

10.14.2		Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust (filed by incorporation by reference to Exhibit 10.14.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2010).

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2010.

/S/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/S/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.14.2		Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust (filed by incorporation by reference to Exhibit 10.14.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2010).

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.