Form 10-Q
period 2011-03-31
eHealth, Inc.
filed 2011-05-06
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2011 was 21,387,488 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	March 31, 2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,074	$130,334
Accounts receivable	10,810	6,098
Deferred income taxes	5,347	4,634
Prepaid expenses and other current assets	4,361	4,054

Total current assets	148,592	145,120
Property and equipment, net	4,528	4,438
Deferred income taxes	3,119	3,233
Other assets	3,248	3,279
Acquired intangible assets, net	12,262	11,835
Goodwill	14,096	14,096

Total assets	$185,845	$182,001

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,573	$2,194
Accrued compensation and benefits	7,523	5,345
Accrued marketing expenses	3,644	3,749
Deferred revenue	2,785	1,901
Other current liabilities	2,672	2,439

Total current liabilities	20,197	15,628
Other non-current liabilities	3,451	3,564

Stockholders’ equity:
Common stock	26	26
Additional paid-in capital	203,231	205,665
Treasury stock, at cost	(56,202)	(59,998)
Retained earnings	14,937	16,918
Accumulated other comprehensive income	205	198

Total stockholders’ equity	162,197	162,809

Total liabilities and stockholders’ equity	$185,845	$182,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2010	2011
Revenue:
Commission	$31,773	$30,760
Other	4,216	6,795

Total revenue	35,989	37,555
Operating costs and expenses:
Cost of revenue	978	2,651
Marketing and advertising	14,818	12,909
Customer care and enrollment	3,946	5,410
Technology and content	4,581	5,470
General and administrative	5,767	6,721
Amortization of acquired intangible assets	—	427

Total operating costs and expenses	30,090	33,588

Income from operations	5,899	3,967
Interest and other income (expense), net	28	(19)

Income before provision for income taxes	5,927	3,948
Provision for income taxes	2,694	1,967

Net income	$3,233	$1,981

Comprehensive income:
Net income	$3,233	$1,981
Change in unrealized gain on investments, net of taxes	(18)	—
Foreign currency translation adjustment	1	(7)

Total comprehensive income	$3,216	$1,974

Net income per share:
Basic	$0.14	$0.09
Diluted	$0.13	$0.09

Weighted-average number of shares used in per share amounts:
Basic	23,457	21,351
Diluted	24,364	22,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2010	2011
Operating activities
Net income	$3,233	$1,981
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,407	1,777
Depreciation and amortization	514	669
Amortization of acquired intangible assets	—	427
Amortization and accretion on marketable securities, net	43	—
Stock-based compensation expense	1,653	1,861
Excess tax benefits from stock-based compensation	(2,635)	(1,089)
Deferred rent	7	(9)
Loss on disposal of property and equipment	6	3
Changes in operating assets and liabilities:
Accounts receivable	58	5,477
Prepaid expenses and other current assets	43	307
Other assets	34	(30)
Accounts payable	(1,379)	(1,380)
Accrued compensation and benefits	(1,025)	(2,183)
Accrued marketing expenses	635	105
Deferred revenue	42	(884)
Other current liabilities	(543)	(257)

Net cash provided by operating activities	3,093	6,775

Investing activities
Purchases of property and equipment	(464)	(505)
Purchase of other assets	—	(765)
Maturities of marketable securities	17,900	—

Net cash provided by (used in) investing activities	17,436	(1,270)

Financing activities
Proceeds from exercise of common stock options	426	26
Cash used to net-share settle equity awards	(557)	(542)
Excess tax benefits from stock-based compensation	2,635	1,089
Repurchases of common stock	—	(3,796)
Principal payments in connection with capital lease	(10)	(14)

Net cash provided by (used in) financing activities	2,494	(3,237)

Effect of exchange rate changes on cash and cash equivalents	—	(8)

Net increase in cash and cash equivalents	23,023	2,260
Cash and cash equivalents at beginning of period	131,339	128,074

Cash and cash equivalents at end of period	$154,362	$130,334

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2011, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 15, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2010 and 2011 and its cash flows for the three months ended March 31, 2010 and 2011. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2011.

Revenue Recognition—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 was effective for us prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.

In accordance with ASU 2009-13, effective January 1, 2011, we allocate revenue to all units of accounting within an arrangement with multiple deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method allocates any discount in an arrangement proportionally to each deliverable on the basis of each deliverable’s relative selling price. The relative selling price established for each deliverable is based on vendor-specific objective evidence of fair value (“VSOE”) if available, third-party evidence of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor third-party evidence is available. When used, the best estimate of selling price reflects our best estimates of what the selling prices of certain deliverables would be if they were sold regularly on a stand-alone basis.

Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our software licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition.

A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated right of refunds for the delivered elements. If the arrangement includes a customer-negotiated right of refund relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

our control, the delivered element constitutes a separate unit of accounting. In circumstances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements, and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at the inception of the arrangement on the basis of each unit’s relative selling price. The new standards do not generally change the units of accounting for our revenue transactions.

After the arrangement consideration has been allocated to each unit of accounting within an arrangement with multiple deliverables based on their relative selling prices, we apply revenue recognition criteria separately to each respective unit of accounting in the arrangement in accordance with applicable accounting guidance. Our multiple-element arrangements primarily consist of ecommerce technology licensing agreements, which typically include delivery of a customized website, maintenance and support services to host the website and professional services. Since our recognition of technology licensing revenue in accordance with ASU 2009-13 is not materially different from our recognition of technology licensing revenue prior to the adoption of ASU 2009-13, the adoption of ASU 2009-13 did not have a material impact on our results of operations and cash flows for the three months ended March 31, 2011. We cannot reasonably estimate the effect of adopting ASU 2009-13 on future financial periods as the impact will vary depending on the nature and volume of new or materially modified agreements in any given period.

Note 2 – Cash and Cash Equivalents

We invest our cash and cash equivalents with major banks and financial institutions and such investments are often in excess of federally insured limits. As of December 31, 2010 and March 31, 2011, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2010	March 31, 2011
Cash	$11,663	$7,935
Money market funds (1)	116,411	122,399

Total cash and cash equivalents	$128,074	$130,334

(1)	At December 31, 2010 and March 31, 2011, money market accounts were invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At December 31, 2010 and March 31, 2011, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2010 and 2011.

At December 31, 2010 and March 31, 2011, our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Note 3 – Stockholder’s Equity, Stock Plans and Stock-Based Compensation

Stock Repurchase Program—On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. In January 2011, we completed our stock repurchase program, having repurchased in the aggregate 2,297,705 shares for approximately $30.0 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital. Shares repurchased under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. All shares repurchased under the program were returned to the status of authorized but unissued shares of common stock. For accounting purposes, common stock repurchased under the program was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2010 (1)	3,904,652	$14,39	$56,202
Repurchases of common stock during 2011	270,903	$14.01	3,796

Cumulative balance at March 31, 2011 (1)	4,175,555	$14.37	$59,998

(1)	Cumulative balances at December 31, 2010 and March 31, 2011 include shares repurchased in connection with our stock repurchase program announced on July 27, 2010, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 4,175,555 shares repurchased under our repurchase programs as of March 31, 2011, we have in treasury 95,282 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and March 31, 2011, we had a total of 3,956,128 shares and 4,270,837 shares, respectively, held in treasury.

Stock Plans—The following table summarizes option activity under our 2006 Equity Incentive Plan (the “2006 Plan”), 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands, except per share amounts and weighted average remaining contractual life data):

	Shares Available for Grant (1)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance at December 31, 2010	3,283	3,491	$11.62	4.69	$16,349
Additional shares authorized (3)	863	—	—
Options granted	(21)	21	$12.33
Restricted stock units and awards granted	(2)	—
Options exercised	—	(5)	$5.14
Options cancelled	28	(28)	$15.59

Balance at March 31, 2011	4,151	3,479	$11.60	4.46	$14,466

(1)	Shares available for grant exclude treasury stock of 3,956,128 shares and 4,270,837 shares at December 31, 2010 and March 31, 2011, respectively, which could be granted if eHealth determined to do so.
(2)	The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2010 and March 31, 2011 and the exercise price of in-the-money options as of those dates.
(3)	On January 1, 2011, the number of shares authorized for issuance under the 2006 Plan was automatically increased by 862,989 shares, pursuant to the terms of the 2006 Plan.

The fair value of stock options granted to employees for the three months ended March 31, 2010 and 2011 was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2011
Expected term	4.6 years	4.6 years
Expected volatility	53.4%	49.6%
Expected dividend yield	0%	0%
Risk-free interest rate	2.44%	1.79%
Weighted-average fair value	$8.50	$5.30

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2010	370	2.22	$5,254
Granted	2
Vested	(118)
Cancelled	—

Balance as of March 31, 2011	254	2.05	$3,377

(1)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2010 and March 31, 2011 multiplied by the number of restricted stock units outstanding as of December 31, 2010 and March 31, 2011.

Stock-Based Compensation—The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Common stock options	$936	$1,047
Restricted stock units	717	814

Total stock-based compensation expense	$1,653	$1,861

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Marketing and advertising	$207	$246
Customer care and enrollment	93	107
Technology and content	443	455
General and administrative	910	1,053

Total stock-based compensation expense	$1,653	$1,861

Note 4 – Income Taxes

During the three months ended March 31, 2010 and 2011, we recorded a provision for income taxes of $2.7 million and $2.0 million, respectively, representing effective tax rates of approximately 45.5% and 49.8%, respectively. Our effective tax rates in the three months ended March 31, 2010 and 2011 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and, particularly in the three months ended March 31, 2011, tax shortfalls related to share-based payments.

During the three months ended March 31, 2010 and 2011, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $2.6 million and $1.1 million, respectively, in additional paid-in capital in the condensed consolidated balance sheet. These amounts are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5 – Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2011
Basic:
Numerator:
Net income allocated to common stock	$3,233	$1,981

Denominator:
Weighted average number of common stock shares	23,489	21,623
Weighted average number of common stock shares held in treasury	(32)	(272)

Net weighted average number of common stock shares	23,457	21,351

Net income per share—basic:	$0.14	$0.09

Diluted:
Numerator:
Net income allocated to common stock	$3,233	$1,981

Denominator:
Net weighted average number of common stock shares	23,457	21,351
Weighted average number of options	843	665
Weighted average number of restricted stock units	64	36

Total common stock shares used in per share calculation	24,364	22,052

Net income per share—diluted:	$0.13	$0.09

For each of the three months ended March 31, 2010 and 2011, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2011
Common stock options	1,100	1,881
Restricted stock units	24	100

Total	1,124	1,981

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2010 and March 31, 2011, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2010	As of March 31, 2011
United States	$33,495	$33,078
China	639	570

Total	$34,134	$33,648

Significant Customers—Substantially all revenue for all years presented was generated from customers located in the United States. The following carriers (or carriers owned by them) represented 10% or more of our total revenue for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
UnitedHealthcare	15%	13%
WellPoint	14%	12%
Aetna	15%	11%

Commission revenue attributable to individual and family health insurance plans was approximately 91% and 90% of our total commission revenue in the three months ended March 31, 2010 and 2011, respectively. We define individual and family plan offerings as major medical individual and family health insurance plans, which does not include small business, short-term major medical, stand-alone dental, life, student and Medicare-related health insurance plan offerings.

We do not require collateral or other security for our accounts receivable. As of March 31, 2011, two customers represented 43% and 22%, respectively, for a total of 65% of our $6.1 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2011. Accordingly, our allowance for uncollectible amounts at March 31, 2011 was not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding expectations regarding our potential for collection issues with any of our customers; the impact of health care reform laws on the health insurance industry and on our business; timing and impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to our commission rates and other carrier supported programs; our expectation that commission revenue will decrease in absolute dollars and as a percentage of revenue in 2011; plans to market and license our ecommerce technology to state exchanges and our competitors in this business; our expectation that other revenue will increase in absolute dollars and as a percentage of revenue in 2011; our expectation that our cost of revenue will increase in absolute dollars; seasonal pattern in our Medicare online marketing expenses; our expectation that our marketing and advertising expenses will decrease in absolute dollars in 2011; our plan to reduce advertising expenses for individual and family health insurance plans and our expectation that such decline be partially offset by increased marketing and advertising expenses relating to our Medicare plan and government system businesses; our expectation that our customer care and enrollment, technology and content and general and administrative expenses will increase in absolute dollars in 2011; estimates relating to critical accounting policies and related impact on our financial statements; our expectations regarding future dividends; our expectation that stock-based compensation will increase; timing and impact of Medicare-related revenue; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; expenditures related to the development of our business; our projections relating to future revenue growth and earnings per share; factors impacting the success of our Medicare business; our reliance on a limited number of purchasers for Medicare plan-related leads; impact of the PlanPrescriber acquisition on our growth in the Medicare market; reduction of our cost of acquiring new members; the increasing difficulty and expense of branding initiatives; our continuing to enter into relationships with marketing partners in China; and expansion into new business areas and additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2011, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family and small business policies are purchased through our ecommerce platform. Commission revenue represented 88% and 82% of our total revenue for the three months ended March 31, 2010 and 2011, respectively. The commission payments we receive are typically a percentage of the premium on an individual, family or small business health insurance policy that we sold and are made to us on a monthly basis for as long as a policy remains active with us. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

In April 2010, we acquired PlanPrescriber, Inc. (“PlanPrescriber,” formerly Experion Systems, Inc.), a privately-held company. PlanPrescriber is a leading provider of online tools to help seniors navigate Medicare health insurance options.

We began actively marketing the availability of Medicare-related health insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). These platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. In 2010 we also launched online application capabilities for certain Medicare plans, and telephonic enrollment capabilities through our new customer care center in Salt Lake City, Utah. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, we generate revenue from commissions we receive from health insurance carriers. These Medicare commissions are included in commission revenue.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels; and medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality. While many aspects of health care reform do not become effective until 2014, health insurance carriers are required to maintain medical loss ratios of eighty percent in their individual and family health insurance business beginning in 2011. The implementation of the medical loss ratio requirements by insurance carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue starting in the three months ended March 31, 2011 and are expected to have a more significant adverse impact in future quarters.

Sources of Revenue

Commission Revenue

Our commission revenue generally represents a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us monthly, after they receive the premium payment from the member. For certain Medicare health insurance policies, we receive an annual commission payment at the beginning of the policy year. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our revenue is recurring in nature and, through 2010, has grown in correlation with the growth we have experienced in our membership base.

Although our membership base grew 6% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, our individual and family health insurance plan commission revenue was adversely impacted in the three months ended March 31, 2011 due primarily to the reduction in the commission rates that we are paid on new policies as a result of our selling individual and family health insurance plans subsequent to the implementation of the new medical loss ratio requirements beginning in January 2011. We define a member as an individual covered by an insurance plan for which we are entitled to receive compensation.

We recently quantified the estimated magnitude of the commission rate changes that resulted from carrier efforts to comply with the medical loss ratio requirements. Using data from the third quarter of 2010, we estimated the amount by which our average individual and family plan base commission rate changed to be a decline from just over 10% of premium to just below 7%. The estimate of the change in the average rate was calculated by applying the changes in the first and subsequent year commission rates to our membership as of the end of the third quarter of 2010, as if all changes were effective immediately for all individual and family health insurance plan members. Our estimate was revenue-weighted so that a rate reduction implemented by a health insurance carrier with a larger member base with us had a larger impact on the resulting average rate than a change by a carrier with a smaller member base. We also estimated changes for a minority of health insurance carriers which we believe had not completed a review of their commission rates.

The commission rate changes apply prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes apply only to commissions earned on new members approved in 2011 and thereafter. For the majority of members that were approved prior to the effective date of the commission rate changes, we will continue to be paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall commission rate structure will phase in over time. Our future commission rates will depend on the mix between members approved prior to the commission rate changes and those approved after the changes, and the mix of new approved members by state, health insurance carrier and plan, among other factors. We also expect that other programs that health insurance carriers have supported, such as commission overrides and sponsorship advertising programs, may be reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements. Based on information currently available to us, we expect commission revenue to decrease in absolute dollars and as a percentage of total revenue in 2011 compared to 2010.

During the three months ended March 31, 2011, we experienced a 12% decrease in the number of applications submitted through us for individual and family health insurance, compared to the three months ended March 31, 2010. As a result, the number of individuals approved for individual and family major medical health insurance plans decreased 11% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in the number of applications submitted through us for individual and family health insurance was impacted by our decision to reduce our marketing and advertising spending in our online advertising channel relating to those plans given the reduction in the commission rates that we are paid on new individual and family plans beginning in January 2011.

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

Commission revenue attributable to major medical individual and family health insurance plans represented approximately 91% and 90% of our total commission revenue in the three months ended March 31, 2010 and 2011, respectively. Major medical individual and family health insurance plans do not include small business, short-term, stand-alone dental, life, student and Medicare-related health insurance plans.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from generating and delivering leads, primarily for Medicare plans, from licensing the use of our ecommerce technology and from our online sponsorship and advertising program.

Medicare Lead Referral. Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com), enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. We are dependent upon a limited number of purchasers of our leads, and the majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year.

Technology Licensing. We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. In our technology licensing business, we are paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Typically, we are paid a one-time implementation fee commencing once the technology is available for use by the third party. In addition, we generate revenue based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data are tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data are tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

We recently began to license our ecommerce technology for use by government agencies and intend to market it to states implementing health insurance exchanges as a result of health care reform legislation. In our government systems business, which may also include information services, we may earn a combination of fixed license fees and time- and materials-based fees or we may be paid performance-based fees.

Online Sponsorship Advertising. We derive revenue from our online sponsorship advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.

We expect other revenue to increase in absolute dollars and as a percentage of total revenue in 2011 compared to 2010 as a result of growth in our technology licensing and information services business, as well as growth in revenue derived from fees paid to us through the generation and delivery of leads, primarily for Medicare-related insurance plans.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For each of the three months ended March 31, 2010 and 2011, applications submitted through us for individual and family health insurance from our direct channel constituted 43% of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three months ended March 31, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 27% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended March 31, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 30% and 25%, respectively, of all individual and family health insurance applications submitted on our website.

Operating Costs and Expenses

Cost of Revenue

Included in cost of revenue are payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

Cost of revenue also includes direct labor and other direct costs incurred in connection with our government systems activities. Initial direct labor and other direct costs incurred prior to the availability of our technology for use by the federal government were deferred and included in prepaid expenses and other current assets in our consolidated balance sheet as of March 31, 2011, and are being amortized to cost of revenue from the date our technology was available for use by the federal government to the end of the initial one-year term of the contract. Direct labor and other direct costs incurred subsequent to the availability of our technology for use by the federal government are recognized as cost of revenue as incurred.

Additionally, cost of revenue includes the amortization of consideration we paid to certain brokers in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. In November 2010, we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total consideration of $3.3 million is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years.

We expect cost of revenue to increase in absolute dollars in 2011 compared to 2010 due to an expected increase in costs related to our government systems activities and an expected increase in the amount of revenue-sharing expense related to partners.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of such search engine advertising. For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising performed during the Medicare annual enrollment period in the fourth quarter of 2010, we experienced a significant increase in our Medicare online marketing expenses during the fourth quarter of 2010 compared to other quarters. We expect this same seasonal pattern to impact our Medicare online marketing expenses in the fourth quarter of 2011.

We expect our marketing and advertising expenses to decrease in absolute dollars in 2011 compared to 2010. We plan to reduce our advertising expenses for individual and family health insurance plans in response to the reduction in commission rates we are paid on those plans starting in January 2011. The decline in advertising expenses for individual and family health insurance plans is expected to be partially offset by increased marketing and advertising expenses related to our Medicare plan and government system businesses.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. We expect customer care and enrollment expenses to increase in absolute dollars in 2011 compared to 2010 as a result of additional personnel and expenditures necessary to develop future Medicare plan sales capabilities, and a full year of costs related to our customer care center in Salt Lake City, Utah that we opened during the second half of 2010.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of March 31, 2010 and 2011 and for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Key Metrics:

Operating cash flows (1)	$3,093,000	$6,775,000

IFP submitted applications (2)	135,600	119,000

IFP approved members (3)	114,200	101,800
Total approved members (4)	144,400	141,000

Commission revenue (5)	$31,773,000	$30,760,000
Commission revenue per estimated member for the period (6)	$42.84	$38.95

Total revenue (7)	$35,989,000	$37,555,000
Total revenue per estimated member for the period (8)	$48.53	$47.55

	As of March 31, 2010	As of March 31, 2011
IFP estimated membership (9)	661,000	693,400
Total estimated membership (10)	755,200	801,200

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Marketing and advertising expenses (11)	$14,818,000	$12,909,000
Marketing and advertising expenses as a percentage of total revenue (12)	41%	34%

Other Metrics:

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	43%	43%
Marketing partners (14)	27%	32%
Online advertising (15)	30%	25%

Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP plans for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term, stand-alone dental, life, student or Medicare-related health insurance plans.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all plans, including Medicare plans, reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Commission revenue (from all sources) recognized during the period from the consolidated statements of income.
(6)	Calculated as commission revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(7)	Total revenue (from all sources) recognized during the period from the consolidated statements of income.
(8)	Calculated as total revenue recognized during the period (see note (7) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(9)	Estimated number of members active on IFP insurance policies as of the date indicated.
(10)	Estimated number of members active on all insurance policies, including Medicare policies, as of the date indicated.
(11)	Marketing and advertising expenses for the period from the consolidated statements of income.
(12)	Calculated as marketing and advertising expenses for the period (see note (11) above) divided by total revenue for the period (see note (7) above).
(13)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(14)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(15)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, allowances for commission forfeitures payable to carriers, the assumptions used in determining stock-based compensation, the useful lives of long-lived assets including property and equipment and intangible assets, fair value of acquired intangible assets, goodwill, valuation allowance for deferred income taxes, provision for income taxes and fair value of investments. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

Adoption of ASU 2009-13. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 was effective for us prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.

In accordance with ASU 2009-13, effective January 1, 2011, we allocate revenue to all deliverables in an arrangement with multiple deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method allocates any discount in an arrangement proportionally to each deliverable on the basis of each deliverable’s relative selling price. The relative selling price established for each deliverable is based on vendor-specific objective evidence of fair value (“VSOE”) if available, third-party evidence of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor third-party evidence is available. When used, the best estimate of selling price reflects our best estimates of what the selling prices of certain deliverables would be if they were sold regularly on a stand-alone basis.

Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our software licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition.

A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated right of refunds for the delivered elements. If the arrangement includes a customer-negotiated right of refund relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In circumstances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements, and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. The new standards do not generally change the units of accounting for our revenue transactions.

After the arrangement consideration has been allocated to each unit of accounting within an arrangement with multiple deliverables based on their relative selling prices, we apply revenue recognition criteria separately to each respective unit of accounting in the arrangement in accordance with applicable accounting guidance. Our multiple-element arrangements primarily consist of ecommerce technology licensing agreements, which typically include delivery of a customized website, maintenance and support services to host the website, and professional services.

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

Certain commission amounts are subject to forfeiture in circumstances where a member has prepaid his or her premium for a future period of coverage and subsequently cancels his or her policy before the completion of that period. We estimate and record an allowance for these forfeitures based on historical cancellation experience using data provided on commission statements. The forfeitures are typically reported to us by health insurance carriers one to two months after the commission is reported and paid to us by the carrier. Our estimate of the allowance for forfeitures includes an estimate of both the reporting time lag and the forfeiture amount. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the first quarters of 2010 and 2011 which had a material impact on our allowance for forfeitures.

Other Revenue. Other revenue consists of revenue we earn from generating and delivering leads, primarily for Medicare plans, from licensing the use of our ecommerce technology and from our online sponsorship and advertising program. We recognize lead referral revenue when persuasive evidence of an arrangement exists, delivery of a lead has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a lead is delivered to the customer.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Our multiple-element arrangements primarily consist of ecommerce technology licensing agreements, which typically include delivery of a customized website, maintenance and support services to host the website, and professional services. Typically, we are paid a one-time implementation fee and a performance fee based on metrics such as submitted health insurance applications. Since the one-time implementation fee is directly related to the technology license we are providing and does not have stand alone value, we recognize the fee on a straight-line basis over the contractual term of the agreement, commencing once the technology is available for use by the third party. Since performance fees are considered contingent revenue, in instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

In addition, we have recently begun to license our ecommerce technology for use by government agencies and intend to market it to states implementing health insurance exchanges as a result of health care reform legislation. In our government technology licensing business, we may earn a combination of fixed license fees and time- and materials-based fees or we may be paid performance-based fees.

Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized in the period of performance.

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

Prior to 2011, the weighted-average expected term for stock options granted was calculated using the simplified method, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. Beginning in 2011, the weighted-average expected term for stock options granted is calculated based on historical option exercise behavior. The weighted-average expected terms are materially the same using both methodologies, so the change did not have a material impact on our financial position, results of operations or cash flows.

Prior to 2011, we estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. We estimated our expected volatility using the weighted-average of: our implied volatility; our mean reversion volatility; and the mean reversion volatility of similar public companies for which we have data. We have used judgment in selecting these companies, as well as evaluating the available historical and implied volatility data for these companies. Since we have over four years of historical data regarding the volatility of our stock price, Beginning in 2011, expected volatility for stock options granted is calculated based on the historical volatility of our stock. The estimated volatility of our stock is materially the same using both methodologies, so the change did not have a material impact on our financial position, results of operations or cash flows.

The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through March 31, 2011, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future.

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

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2010 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2010		2011
Revenue:
Commission	$31,773	88%	$30,760	82%
Other	4,216	12	6,795	18

Total revenue	35,989	100	37,555	100
Operating costs and expenses:
Cost of revenue	978	3	2,651	7
Marketing and advertising	14,818	41	12,909	34
Customer care and enrollment	3,946	11	5,410	14
Technology and content	4,581	13	5,470	15
General and administrative	5,767	16	6,721	18
Amortization of acquired intangible assets	—	—	427	1

Total operating costs and expenses	30,090	84	33,588	89

Income from operations	5,899	16	3,967	11
Interest and other income (expense), net	28	0	(19)	(0)

Income before provision for income taxes	5,927	16	3,948	11
Provision for income taxes	2,694	7	1,967	5

Net income	$3,233	9%	$1,981	5%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Three Months Ended March 31,
	2010	2011
Marketing and advertising	$207	$246
Customer care and enrollment	93	107
Technology and content	443	455
General and administrative	910	1,053

Total	$1,653	$1,861

Three Months Ended March 31, 2010 and 2011

Revenue

The following table presents our commission, other revenue and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011	$	%
Commission	$31,773	$30,760	$(1,013)	(3)%
Percentage of total revenue	88%	82%

Sponsorship, licensing and other	$4,216	$6,795	$2,579	61%
Percentage of total revenue	12%	18%

Total revenue	$35,989	$37,555	$1,566	4%

Commission revenue decreased $1.0 million, or 3%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due primarily to a reduction in the commission rates we are paid on individual and family health insurance policies beginning in January 2011. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue starting in the three months ended March 31, 2011. Partially offsetting the reduction in the commission rates was a 6% increase in our estimated membership to approximately 801,200 members at March 31, 2011 from 755,200 members at March 31, 2010. Other revenue increased $2.6 million, or 61%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due primarily to an increase in revenue related to our government systems activities and an increase in Medicare-related health insurance product lead referral revenue, partially offset by a decline in sponsorship advertising revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011	$	%
Cost of revenue-sharing	$978	$2,651	$1,673	171%
Percentage of total revenue	3%	7%

Cost of revenue increased $1.7 million, or 171%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase in costs recognized on our government systems activities. As a percentage of total revenue, cost of revenue increased from 3% in the three months ended March 31, 2010 to 7% in the three months ended March 31, 2011.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011	$	%
Marketing and advertising	$14,818	$12,909	$(1,909)	(13)%
Percentage of total revenue	41%	34%

Marketing and advertising expenses decreased $1.9 million, or 13%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This was due primarily to a decrease in online and other advertising expenses of $2.9 million as a result of our strategic decision to reduce our advertising expenses for individual and family health insurance plans in response to the reduction in individual and family health insurance plan commission rates we are paid on those plans that began to impact our individual and family health insurance plan commission-based revenue starting in January 2011. Partially offsetting the decrease in online and other advertising expenses was an increase of $0.6 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website. Additionally, compensation and benefit costs increased $0.4 million due primarily to an increase in personnel since March 31, 2010. As a percentage of total revenue, total marketing and advertising expenses decreased to 34% in the three months ended March 31, 2011 from 41% in the three months ended March 31, 2010.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011	$	%
Customer care and enrollment	$3,946	$5,410	$1,464	37%
Percentage of total revenue	11%	14%

Customer care and enrollment expenses increased $1.5 million, or 37%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due primarily to incremental compensation, benefits and other personnel costs associated with the customer care center we established in Salt Lake City, Utah in the second half of 2010 to service our Medicare business. As a result, compensation, benefits and other personnel costs increased $1.2 million and other operating costs increased $0.2 million in the three months ended March 31, 2011. As a percentage of total revenue, customer care and enrollment expenses increased to 14% in the three months ended March 31, 2011 from 11% in the three months ended March 31, 2010.

Technology and Content

The following table presents our technology and content expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011	$	%
Technology and content	$4,581	$5,470	$889	19%
Percentage of total revenue	13%	15%

Technology and content expenses increased $0.9 million, or 19%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was due primarily to an increase of $0.7 million in compensation, benefits and other personnel costs associated with an increase in technology and content personnel since March 31, 2010. Additionally, depreciation expense increased $0.2 million as a result of capital expenditures we made for our data centers since March 2010. As a percentage of total revenue, technology and content expenses increased to 15% in the three months ended March 31, 2011 from 13% in the three months ended March 31, 2010.

General and Administrative

The following table presents our general and administrative expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011	$	%
General and administrative	$5,767	$6,721	$954	17%
Percentage of total revenue	16%	18%

General and administrative expenses increased $1.0 million, or 17%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due primarily to a $0.8 million increase in compensation, benefits and other personnel costs due to an increase in general and administrative personnel, primarily as a result of our acquisition of PlanPrescriber in April 2010. As a percentage of total revenue, general and administrative expenses increased to 18% in the three months ended March 31, 2011 from 16% in the three months ended March 31, 2010.

Interest and Other Income (Expense), Net

The following table presents our interest and other income (expense), net, and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011	$	%
Interest and other income (expense), net	$28	$(19)	$(47)	(168)%
Percentage of total revenue	0%	(0)%

Interest and other income (expense), net, in the three months ended March 31, 2011 primarily consisted of interest expense on our capital lease obligations, administrative bank fees and investment management fees, partially offset by interest income earned on our invested cash equivalents. Interest and other income (expense), net, in the three months ended March 31, 2010 primarily consisted of interest income earned on our invested cash equivalents and marketable securities balances, partially offset by administrative bank fees, investment management fees and interest expense on our capital lease obligations.

Provision for Income Taxes

The following table presents our provision for income taxes and the dollar change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2011
Provision for income taxes	$2,694	$1,967	$(727)
Percentage of total revenue	7%	5%

During the three months ended March 31, 2011, we recorded a provision for income taxes of $2.0 million, representing an effective tax rate of approximately 49.8%. During the three months ended March 31, 2010, we recorded a provision for income taxes of $2.7 million, representing an effective tax rate of approximately 45.5%. Our effective tax rate in the three months ended March 31, 2011 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate in the three months ended March 31, 2010 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and, to a lesser extent, tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, our cash and cash equivalents totaled $130.3 million and $128.1 million respectively. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. At March 31, 2011 and December 31, 2010 we held no marketable securities.

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. This stock repurchase program was completed in January 2011 when a cumulative balance of approximately $30 million of common stock, including commissions, had been repurchased. The cost of the repurchased shares was funded from available working capital for these stock repurchase programs. Share repurchases under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. All shares repurchased under the program were returned to the status of authorized but unissued shares of common stock. For accounting purposes, common stock repurchased under the program was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2010 (1)	3,904,652	$14,39	$56,202
Repurchases of common stock during 2011	270,903	$14.01	3,796

Cumulative balance at March 31, 2011	4,175,555	$14.37	$59,998

(1)	Cumulative balance at December 31, 2010 includes shares repurchased in connection with our stock repurchase program announced on July 27, 2010, as well as a previous stock repurchase plan announced in 2008.

(2)	Average price paid per share includes commissions

In addition to the 4,175,555 shares repurchased under our repurchase programs as of March 31, 2011, we have in treasury 95,282 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and March 31, 2011, we had a total of 3,956,128 shares and 4,270,837 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Net cash provided by operating activities	$3,093	$6,775
Net cash provided by (used in) investing activities	$17,436	$(1,270)
Net cash provided by (used in) financing activities	$2,494	$(3,237)

The cash flow statement for the three months ended March 31, 2011 includes a $2.9 million cash flow benefit from deferred income taxes, of which approximately $1.8 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and $1.1 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statements for the three months ended March 31, 2011 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

The cash flow statement for the three months ended March 31, 2010 includes a $5.0 million cash flow benefit from deferred income taxes, of which approximately $2.4 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and $2.6 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statements for the three months ended March 31, 2010 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, amortization of acquired intangible assets, amortization and accretion on marketable securities, net, stock-based compensation expense, excess tax benefits from stock-based compensation, and the effect of changes in working capital and other activities.

Three Months Ended March 31, 2011—Our operating activities generated cash of $6.8 million during the three months ended March 31, 2011 and consisted of net income of $2.0 million, increased by non-cash items of $3.6 million and cash provided for working capital and other activities of $1.2 million. Adjustments for non-cash items primarily consisted of $1.8 million of deferred income taxes, $1.9 million of stock-based compensation expense and $1.1 million of depreciation and amortization, including amortization of acquired intangible assets, partially offset by $1.1 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of a decrease of $5.5 million in accounts receivable, partially offset by a decrease of $2.2 million accrued compensation and benefits, a decrease of $1.4 million in accounts payable and a decrease of $0.9 million other current liabilities. Accounts receivable decreased primarily due to collections of Medicare lead referral receivables recorded during the Medicare open enrollment period in the fourth quarter of 2010. Accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2010 and accounts payable decreased due to the timing of payments to our vendors.

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

The timing of the recognition of our commission revenue depends upon the timing of our receipt of commission reports and associated commission payments from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier at the end of a quarter, our operating cash flows for that quarter could be adversely impacted. Additionally, commission override payments are reported to us in a more irregular pattern than premium commissions. For example, a carrier may make a commission override payment to us on an annual basis, which would positively impact our cash flows in the quarter the payment is received. The majority of our annual commission override payments are typically received during the first quarter of the year.

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year due to the payment of annual performance bonuses to employees. In the three months ended March 31, 2011, our operating cash flow increased over the prior quarter due primarily to a decrease in accounts receivable as a result of collections of Medicare lead referral receivables recorded during the Medicare open enrollment period in the fourth quarter of 2010. The next Medicare open enrollment period occurs in the fourth quarter of 2011 and, as a result, we expect to collect a majority of our Medicare receivables recorded during that open enrollment period in the first quarter of 2012, which will positively impact operating cash flows the first quarter of 2012. In addition, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

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

Three Months Ended March 31, 2011—Net cash used in investing activities of $1.3 million during the three months ended March 31, 2011 was attributable to the final payment of $0.8 million related to the transfer of a book of business in the fourth quarter of 2010, whereby we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us, and capital expenditures of $0.5 million.

Three Months Ended March 31, 2010—Net cash provided by investing activities of $17.4 million during the three months ended March 31, 2010 was attributable to maturities of marketable securities of $17.9 million, partially offset by capital expenditures of $0.5 million.

Financing Activities

Three Months Ended March 31, 2011—Net cash used in financing activities of $3.2 million during the three months ended March 31, 2011 was due to $3.8 million used to repurchase 270,903 shares of our common stock and $0.5 million used to net-share settle the tax obligation related to equity awards, partially offset by $1.1 million of excess tax benefits from stock-based compensation.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of March 31, 2011 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2011 (9 months)	$2,804	$327	$3,131
2012	2,676	—	2,676
2013	494	—	494
2014	213	—	213

Total	$6,187	$327	$6,514

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

Service and Licensing Obligations

We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements. In April 2011, we entered into a $1.2 million non-cancellable three-year service and licensing arrangement to improve our call center operations, which is not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are often in excess of federally insured limits.

We do not require collateral or other security for our accounts receivable. As of March 31, 2011, two customers represented 43% and 22%, respectively, for a total of 65% of our $6.1 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2011. Accordingly, our allowance for uncollectible amounts at March 31, 2011 was not material.

Significant Customers

Substantially all revenue for the three month ended March 31, 2010 and 2011 was generated from customers located in the United States. The following carriers (including carriers owned by them) represented 10% or more of our total revenue for the three month ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
UnitedHealthcare	15%	13%
WellPoint	14%	12%
Aetna	15%	11%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause health insurance carriers to apply more rigorous underwriting standards (until provisions in health care reform legislation limiting underwriting go into effect in 2014) or change the benefits and/or premiums for the plans they sell; or cause health insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. For instance, the manner in which the federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals, families and small businesses that purchase insurance through us, which would materially harm our business, operating results and financial condition. Various aspects of health care reform could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower commissions, any of which would materially harm our business, operating results and financial condition.

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

The federal Patient Protection and Affordable Care Act enacted in March 2010 and related amendments in the Health Care and Education Reconciliation Act of 2010 contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance are effective for calendar year 2011 and later years and, among other things, require health insurance companies to spend 80% of their premium revenue in each of their state individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85% and goes into effect in 2014. Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These reductions will significantly impact our business and operating results beginning in 2011. Health insurance carriers may determine to further reduce our commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, the medical loss ratio requirements may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 15% and 13% of our total revenue in the three months ended March 31, 2010 and 2011 from carriers owned by UnitedHealthcare. We derived 14% and 12% of our total revenue in the three months ended March 31, 2010 and 2011, respectively, from carriers owned by WellPoint. We derived 15% and 11% of our total revenue in the three months ended March 31, 2010 and 2011, respectively, from Aetna. We have many agreements that govern our sale of individual health insurance plans with these health insurance carriers. Many of these agreements may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact the commission payments that we receive from these health insurance carriers. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could harm our business, operating results and financial condition.

Our rate of growth will likely decline.

We have recently experienced a significant reduction in the commission rates that health insurance carriers pay us on the individual and family health insurance plans that we sell. We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development, the expansion of our technology licensing business to governmental entities and the development of our business selling Medicare related health insurance plans. Although we have experienced revenue growth in prior periods, we do not project that we will grow our revenue in 2011 compared to 2010, and we also expect our earnings per share to be substantially lower in 2011 than 2010. Our ability to resume revenue and earnings per share growth thereafter will be dependent upon a number of factors, including the success of our Medicare business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans, our ability to maintain our relationship with existing members within historical levels and our success in entering into relationships with government entities to perform services and license our technology for use in the implementation of health insurance exchanges and other health care reform related endeavors. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

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

Our success in generating Medicare plan lead referral revenue is dependent upon the same factors that could impact our ability to generate Medicare plan commission revenue and is also subject to other risks and uncertainties, including our ability to generate Medicare plan leads. We depend upon CMS to permit us to use Medicare plan data collected by CMS for significant aspects of our PlanPrescriber platform, which has generated the majority of our Medicare plan related lead referral revenue. Most of our Medicare plan lead referral revenue in 2010 came from a single purchaser of leads and we expect to rely upon a limited number of lead purchasers in the future. We also generate a significant number of Medicare plan leads through a limited number of marketing partner relationships with pharmacy chains. If we do not reduce our dependence upon a limited number of lead purchasers or sources for Medicare plan leads, our business, operating results and financial condition could be harmed as a result of termination of these relationships or the inability of the purchasers to pay us for the number of leads that we generate.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this “Risk Factors” section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly as a result of the commission rate reductions that we have experienced in our individual and family health insurance business, which have begun to have an impact on our financial results for 2011. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers and some of our marketing partners for both algorithmic search result listings and for paid advertisements, which has increased our marketing and advertising expenses. If this competition increases further, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition. In addition, we believe that the medical loss ratio requirements of health care reform legislation and the reduction in commission rates in the individual and family health insurance market will cause a reduction in the amounts that our competitors, including health insurance carriers, are willing to pay for paid search engine advertisements. This may not occur, or may only last for a limited period of time. As a result, our cost of acquiring members could increase significantly and our operating margins could be reduced, or we may experience a reduction in our membership, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us to their customers. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. Our subsidiary PlanPrescriber also has relationships with marketing partners, including pharmacy chains that promote the PlanPrescriber platform to their customers. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In connection with our marketing of Medicare plans, we compete with the original Medicare program. In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

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

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Health insurance carriers have and may continue to determine to eliminate or reduce spending on our sponsorship advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that became effective in 2011. As a result, our business, operating results and financial condition could be harmed. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost and other features of the health insurance plan that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, in October 2010, the state of California approved budget legislation which substantially limits the utilization of net operating losses. The new law did not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limited the amount we could utilize in 2010 and will be able to utilize in 2011. Since the majority of our state taxes are in California, where our headquarters are located, our cash outlay for federal and state taxes increased for the year ended December 31, 2010 and we expect our cash outlay for federal and state to be impacted similarly for the year ending December 31, 2011.

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

Exhibit Number		Description of Exhibit

10.5.8*	†	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant

10.17*	†	Executive Bonus Plan

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2011.

/S/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/S/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.5.8*	†	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant

10.17*	†	Executive Bonus Plan

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.