Form 10-Q
period 2011-06-30
eHealth, Inc.
filed 2011-08-05
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2011 was 21,406,832 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	June 30, 2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,074	$135,893
Accounts receivable	10,810	4,998
Deferred income taxes	5,347	4,227
Prepaid expenses and other current assets	4,361	3,582

Total current assets	148,592	148,700
Property and equipment, net	4,528	4,582
Deferred income taxes	3,119	3,311
Other assets	3,248	5,482
Acquired intangible assets, net	12,262	11,408
Goodwill	14,096	14,096

Total assets	$185,845	$187,579

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,573	$2,405
Accrued compensation and benefits	7,523	6,854
Accrued marketing expenses	3,644	3,414
Deferred revenue	2,785	656
Other current liabilities	2,672	1,636

Total current liabilities	20,197	14,965
Other non-current liabilities	3,451	3,636

Stockholders’ equity:
Common stock	26	26
Additional paid-in capital	203,231	209,110
Treasury stock, at cost	(56,202)	(59,998)
Retained earnings	14,937	19,650
Accumulated other comprehensive income	205	190

Total stockholders’ equity	162,197	168,978

Total liabilities and stockholders’ equity	$185,845	$187,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Commission	$31,872	$30,079	$63,645	$60,839
Other	4,384	6,107	8,600	12,902

Total revenue	36,256	36,186	72,245	73,741
Operating costs and expenses:
Cost of revenue	881	2,555	1,859	5,206
Marketing and advertising	13,883	11,668	28,701	24,577
Customer care and enrollment	3,902	4,610	7,848	10,020
Technology and content	4,999	5,415	9,580	10,885
General and administrative	6,554	6,661	12,321	13,382
Amortization of acquired intangible assets	285	427	285	854

Total operating costs and expenses	30,504	31,336	60,594	64,924

Income from operations	5,752	4,850	11,651	8,817
Interest and other income (expense), net	(12)	(21)	16	(40)

Income before income taxes	5,740	4,829	11,667	8,777
Provision for income taxes	2,699	2,097	5,393	4,064

Net income	$3,041	$2,732	$6,274	$4,713

Net income per share:
Basic	$0.13	$0.13	$0.27	$0.22
Diluted	$0.13	$0.12	$0.26	$0.21

Weighted-average number of shares used in per share amounts:
Basic	23,529	21,390	23,493	21,371
Diluted	24,266	22,119	24,306	22,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2010	2011
Operating activities
Net income	$6,274	$4,713
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,936	3,664
Depreciation and amortization	1,043	1,266
Amortization of acquired intangible assets	285	854
Amortization and accretion on marketable securities, net	50	—
Stock-based compensation expense	3,249	3,798
Excess tax benefits from stock-based compensation	(5,237)	(2,553)
Deferred rent	2	(20)
Loss on disposal of property and equipment	6	3
Changes in operating assets and liabilities:
Accounts receivable	101	6,577
Prepaid expenses and other current assets	687	1,525
Other assets	91	26
Accounts payable	1	(1,169)
Accrued compensation and benefits	676	(679)
Accrued marketing expenses	258	(230)
Deferred revenue	23	(2,129)
Other current liabilities	(1,188)	(1,055)

Net cash provided by operating activities	11,257	14,591

Investing activities
Purchases of property and equipment	(1,344)	(1,239)
Acquisition of PlanPrescriber, net of cash acquired	(27,203)	—
Purchase of other assets	—	(3,769)
Maturities of marketable securities	22,100	—

Net cash used in investing activities	(6,447)	(5,008)

Financing activities
Proceeds from exercise of common stock options	464	72
Cash used to net-share settle equity awards	(557)	(544)
Excess tax benefits from stock-based compensation	5,237	2,553
Repurchases of common stock	—	(3,796)
Principal payments in connection with capital lease	(21)	(30)

Net cash provided by (used in) financing activities	5,123	(1,745)

Effect of exchange rate changes on cash and cash equivalents	6	(19)

Net increase in cash and cash equivalents	9,939	7,819
Cash and cash equivalents at beginning of period	131,339	128,074

Cash and cash equivalents at end of period	$141,278	$135,893

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

Book of Business Transfers—In November 2010 we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total consideration of $3.3 million is being amortized to cost of revenue in the consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred members over a period of up to five years. In May 2011, we entered into a similar agreement with the same partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total arrangement consideration of $3.0 million paid to the partner is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2011, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 15, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of June 30, 2011, its results of operations for the three and six months ended June 30, 2010 and 2011 and its cash flows for the six months ended June 30, 2010 and 2011. All adjustments are of a normal recurring nature. The results for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2011.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our technology licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition.

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

After the arrangement consideration has been allocated to each unit of accounting within an arrangement with multiple deliverables based on their relative selling prices, we apply revenue recognition criteria separately to each respective unit of accounting in the arrangement in accordance with applicable accounting guidance. Our multiple-element arrangements primarily consist of ecommerce technology licensing agreements, which typically include delivery of a customized website, maintenance and support services to host the website and professional services. Since our recognition of technology licensing revenue in accordance with ASU 2009-13 is not materially different from our recognition of technology licensing revenue prior to the adoption of ASU 2009-13, the adoption of ASU 2009-13 did not have a material impact on our results of operations and cash flows for the three and six months ended June 30, 2011. We cannot reasonably estimate the effect of adopting ASU 2009-13 on future financial periods as the impact will vary depending on the nature and volume of new or materially modified agreements in any given period.

Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be applied retrospectively and early adoption is permitted. We will adopt the guidance in beginning in the first quarter of 2012 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2 – Cash and Cash Equivalents

Cash and Cash Equivalents—We invest our cash and cash equivalents with major banks and financial institutions and such investments are often in excess of federally insured limits. As of December 31, 2010 and June 30, 2011, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2010	June 30, 2011
Cash	$11,663	$14,510
Money market funds (1)	116,411	121,383

Total cash and cash equivalents	$128,074	$135,893

(1)	At December 31, 2010 and June 30, 2011, money market accounts were invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At December 31, 2010 and June 30, 2011, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2010 and 2011.

At December 31, 2010 and June 30, 2011, our cash equivalents were invested in money market funds and were classified as Level 1 within the fair market valuation hierarchy. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3 – Stockholders’ Equity and Stock Plans

Stock Plans—The following table summarizes option activity under our 2006 Equity Incentive Plan (the “2006 Plan”), 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands, except per share amounts and weighted average remaining contractual life data):

	Shares Available for Grant (1)	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance at December 31, 2010	3,283	3,491	$11.62	4.69	$16,349
Additional shares authorized (3)	863	—	—
Options granted	(214)	214	$12.48
Restricted stock units granted (4)	(323)	—	—
Options exercised	—	(10)	$6.74
Options cancelled	94	(94)	$15.07
Restricted stock units cancelled	16	—	—

Balance at June 30, 2011	3,719	3,601	$11.59	4.27	$14,700

(1)	Shares available for grant exclude treasury stock of 3,956,128 shares and 4,271,021 shares at December 31, 2010 and June 30, 2011, respectively, which could be granted if we determined to do so.
(2)	The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2010 and June 30, 2011 and the exercise price of in-the-money options as of those dates.
(3)	On January 1, 2011, the number of shares authorized for issuance under the 2006 Plan was automatically increased by 862,989 shares, pursuant to the terms of the 2006 Plan.
(4)	Includes a grant of 115,080 restricted stock units with both service and performance-based vesting criteria to our executive officers.

The total grant date fair value of stock options vested during the three and six months ended June 30, 2011 was $1.4 million and $2.9 million, respectively. The total grant date fair value of stock options vested during the three and six months ended June 30, 2010 was $0.9 million and $2.1 million, respectively.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2010	370	2.22	$5,254
Granted (2)	323
Vested	(137)
Cancelled	(16)

Balance as of June 30, 2011	540	2.15	$7,219

(1)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2010 and June 30, 2011 multiplied by the number of restricted stock units outstanding as of December 31, 2010 and June 30, 2011.
(2)	Includes the grant of 115,080 restricted stock units with both service and performance-based vesting criteria to our executive officers.

The total grant date fair value of restricted stock units vested during the three and six months ended June 30, 2011 was $0.2 million and $1.7 million, respectively. The total grant date fair value of restricted stock units vested during the three and six months ended June 30, 2010 was $0.1 million and $1.7 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Repurchase Program—On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2,297,705 shares for approximately $30.0 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital. Shares repurchased under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend upon market conditions. The repurchase program does not require us to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares will be funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs as of December 31, 2010 and June 30, 2011 and during the six months ended June 30, 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2010 (1)	3,904,652	$14,39	$56,202
Repurchases of common stock	270,903	$14.01	3,796

Cumulative balance at June 30, 2011 (1)	4,175,555	$14.37	$59,998

(1)	Cumulative balances at December 31, 2010 and June 30, 2011 include shares repurchased in connection with our stock repurchase program announced on July 27, 2010, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 4,175,555 shares repurchased under our repurchase programs as of June 30, 2011, we have in treasury 95,466 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and June 30, 2011, we had a total of 3,956,128 shares and 4,271,021 shares, respectively, held in treasury.

Comprehensive Income—The following table sets forth the activity for each component of comprehensive income, net of related taxes, for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Comprehensive income:
Net income	$3,041	$2,732	$6,274	$4,713
Change in unrealized gain on investments, net of taxes	8	—	(11)	—
Foreign currency translation adjustment, net of taxes	6	(8)	8	(15)

Total comprehensive income	$3,055	$2,724	$6,271	$4,698

As of December 31, 2010 and June 30, 2011, accumulated other comprehensive income, net of related taxes, was comprised solely of foreign currency translation adjustments, net of taxes.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4 – Stock-Based Compensation

In the three months ended June 30, 2011, we issued restricted stock units representing 115,080 shares of common stock with both service and performance-based vesting criteria to our executive officers. The performance-based contingency period for these restricted stock units is fiscal 2011 ending December 31, 2011, and the measurement of achievement is based on our 2011 revenue, non-GAAP operating earnings and EBITDA results. These performance-based restricted stock units were granted pursuant to the terms of our 2006 Plan. Shares which are earned and eligible to vest following our 2011 results will vest one-third annually in 2012, 2013 and 2014.

The fair value of stock options granted to employees for the three and six months ended June 30, 2010 and 2011 was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Expected term	4.7 years	4.6 years	4.6 years	4.6 years
Expected volatility	52.0%	48.9%	52.8%	49.0%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.45%	2.05%	2.44%	2.02%
Weighted-average fair value	$5.62	$5.35	$7.32	$5.34

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Common stock options	$1,008	$1,001	$1,944	$2,048
Restricted stock units	588	936	1,305	1,750

Total stock-based compensation expense	$1,596	$1,937	$3,249	$3,798

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Marketing and advertising	$201	$276	$408	$522
Customer care and enrollment	88	74	181	181
Technology and content	413	470	856	925
General and administrative	894	1,117	1,804	2,170

Total stock-based compensation expense	$1,596	$1,937	$3,249	$3,798

Note 5 – Income Taxes

During the three and six months ended June 30, 2011, we recorded a provision for income taxes of $2.1 million and $4.1 million, respectively, representing effective tax rates of approximately 43.4% and 46.3%, respectively. During the three and six months ended June 30, 2010, we recorded a provision for income taxes of $2.7 million and $5.4 million, respectively, representing effective tax rates of approximately 47.0% and 46.2%, respectively. Our effective tax rates in the three and six months ended June 30, 2010 and 2011 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three and six months ended June 30, 2011, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $1.5 million and $2.6 million, respectively, in additional paid-in capital in the condensed consolidated balance sheet. During the three and six months ended June 30, 2010, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $2.6 million and $5.2 million, respectively, in additional paid-in capital in the condensed consolidated balance sheet. These amounts are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows.

Note 6 – Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, restricted stock and restricted stock units. The computation of diluted net income per share includes restricted stock units with both service and performance-based vesting criteria that will be earned and eligible to vest based on the assumption that the current amount of revenue, non-GAAP operating earnings and EBITDA will remain unchanged until the end of the performance-based contingency period on December 31, 2011. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Basic:
Numerator:
Net income allocated to common stock	$3,041	$2,732	$6,274	$4,713

Denominator:
Weighted average number of common stock shares	25,456	25,661	25,409	25,621
Weighted average number of common stock shares held in treasury	(1,927)	(4,271)	(1,916)	(4,250)

Net weighted average number of common stock shares	23,529	21,390	23,493	21,371

Net income per share—basic:	$0.13	$0.13	$0.27	$0.22

Diluted:
Numerator:
Net income allocated to common stock	$3,041	$2,732	$6,274	$4,713

Denominator:
Net weighted average number of common stock shares	23,529	21,390	23,493	21,371
Weighted average number of options	721	692	782	679
Weighted average number of restricted stock units	16	37	31	29

Total common stock shares used in per share calculation	24,266	22,119	24,306	22,079

Net income per share—diluted:	$0.13	$0.12	$0.26	$0.21

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For each of the three and six months ended June 30, 2010 and 2011, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Common stock options	1,604	1,863	1,318	1,892
Restricted stock units	350	217	386	90

Total	1,954	2,080	1,704	1,982

Note 7 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2010 and June 30, 2011, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2010	As of June 30, 2011
United States	$33,495	$35,039
China	639	529

Total	$34,134	$35,568

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in any of the three- and six-month periods ended June 30, 2010 and 2011 are presented in the table below.

	Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
UnitedHealthcare (1)	14%	15%	15%	14%
WellPoint (2)	14%	12%	14%	12%
Aetna	15%	8%	15%	10%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)	Wellpoint includes other carriers owned by Wellpoint.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 89% and 90% of our total commission revenue in the three and six months ended June 30, 2011, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 91% of our total commission revenue in both the three and six months ended June 30, 2010. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, short-term major medical, stand-alone dental, life, student and Medicare-related health insurance plan offerings.

We do not require collateral or other security for our accounts receivable. As of June 30, 2011, two customers represented 43% and 19%, respectively, for a total of 62% of our $5.0 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2011. Accordingly, our allowance for uncollectible amounts at June 30, 2011 was not material.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8 – Subsequent Event

On July 8, 2011, we entered into an amendment to our lease agreement for our headquarters office in Mountain View, California, which extends the lease for an additional seven years through August 2018. This amendment has escalating rent payment provisions of 3% per year for each year of the lease. Future minimum payments under this non-cancellable operating lease amendment are presented in the table below (in thousands):

Years Ending December 31,	Lease Extension Obligation
2011 (September - December)	$174
2012	527
2013	542
2014	559
2015	575
Thereafter (January 2016 – August 2018)	1,619

Total	$3,996

We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our potential for collection issues; the impact of health care reform laws on the health insurance industry and on our business; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to our commission rates; our expectations relating to revenue, our Medicare lead referral business, cost of revenue, seasonality, marketing and advertising expenses, customer care and enrollment expenses, technology and content expenses, general and administrative expenses, and stock-based compensation expense; estimates relating to critical accounting policies and related impact on our financial statements; our expectations regarding future dividends; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; expenditures related to the development of our business; our projections relating to future revenue growth and earnings per share; our plans and expectations relating to our Medicare business and factors impacting its success; reduction of our cost of acquiring new members; our future competitors; expansion into new business areas and additional geographic regions; the duration of our federal government contract; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2011, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are the leading online source of health insurance for individuals, families and small businesses. Through our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, small business, short-term, ancillary and Medicare-related health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family and small business policies are purchased through our ecommerce platform. Commission revenue represented 83% of total revenue for both the three and six months ended June 30, 2011, and represented 88% of total revenue for both the three and six months ended June 30, 2010. The commission payments we receive are typically a percentage of the premium on an individual, family or small business health insurance policy that we sold and are made to us on a monthly basis for as long as a policy remains active with us. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

We began actively marketing the availability of Medicare-related health insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). In April 2010, we acquired PlanPrescriber, Inc., a privately-held provider of online tools to help Medicare eligible individuals navigate Medicare health insurance options. Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. In 2010 we also launched online application capabilities for certain Medicare plans, and telephonic enrollment capabilities through our customer care center in Salt Lake City, Utah. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, we generate revenue from commissions we receive from health insurance carriers. These Medicare commissions are included in commission revenue.

We also derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We also recently began to license our ecommerce technology for use by government agencies and intend to market this technology to states implementing health insurance exchanges as a result of health care reform legislation.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels; and medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, provide rebates to policyholders. While many aspects of health care reform do not become effective until 2014, health insurance carriers are required to maintain medical loss ratios of eighty percent in their individual and family health insurance business beginning in 2011. The implementation of the medical loss ratio requirements by insurance carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011 and are expected to have a more significant adverse impact in future quarters.

Sources of Revenue

Commission Revenue

Our commission revenue generally represents a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us monthly, after they receive the premium payment from the member. For certain Medicare health insurance policies, we receive an annual commission payment in the first year after the policy is issued and a monthly commission payment beginning the second year of the policy for up to an additional five years. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our commission revenue is recurring in nature.

Although our membership base grew 7% from June 30, 2010 to June 30, 2011, our individual and family health insurance plan commission revenue was adversely impacted in the three and six months ended June 30, 2011 due to the reduction in the commission rates that we are paid on new policies as a result of our selling individual and family health insurance plans subsequent to the implementation of the new medical loss ratio requirements beginning in 2011.

Commission rate changes due to the implementation of the new medical loss ratio requirements apply prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new members approved in 2011 and thereafter. We define a member as an individual covered by an insurance plan for which we are entitled to receive compensation. For the majority of members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall commission rate structure will phase in over time. Our future commission rates will depend on the mix between members approved prior to the commission rate changes and those approved after the changes, and the mix of new approved members by state, health insurance carrier and plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and sponsorship advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements. Based on information currently available to us, we expect commission revenue to decrease in absolute dollars and as a percentage of total revenue in 2011 compared to 2010.

During both the three and six months ended June 30, 2011, we experienced a 13% decrease in the number of applications submitted through us for individual and family health insurance, compared to the three and six months ended June 30, 2010. Partially offsetting this decrease was an increase in the number of individuals per approved application for individual and family health insurance during both the three and six months ended June 30, 2011. As a result, the number of individuals approved for individual and family health insurance declined at a lower rate than applications submitted for individual and family health insurance in the three and six months ended June 30, 2011. The number of individuals approved for individual and family health insurance decreased 6% and 9%, respectively, in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. We believe the decrease in the number of applications submitted through us for individual and family health insurance was impacted by certain healthcare reform provisions of the federal Patient Protection and Affordable Care Act, including a provision that allows individuals 18 to 26 years of age the option of staying on their parents’ policies. We also believe the decrease in the number of applications submitted through us for individual and family health insurance was impacted by our decision to reduce our marketing and advertising spending in our online advertising channel relating to those plans given the reduction in the commission rates that we are paid on new individual and family plans as a result of the implementation of the new medical loss ratio requirements beginning in 2011. We believe the increase in the number of individuals per approved application resulted in part from a provision in the federal Patient Protection and Affordable Care Act that prohibits health insurance carriers from denying applications for child-only health insurance plans for health reasons.

Many carriers have since dropped child-only plans from their offerings, which has caused us to receive fewer applications for child-only plans and more applications with an adult and a child together. We are also experiencing a higher growth rate in applications submitted by older individuals for individual and family health insurance. The growth rate in applications submitted by all individuals over 40 years of age was positive in the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Individuals over 40 years of age typically choose products with higher premiums than children and young adults, which results in a higher premium base from which our commissions are calculated.

We generally recognize commission revenue when commissions are reported to us by a health insurance carrier, net of an allowance for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication within ten business days following the end of the accounting period. If the second corroborating communication is not received within ten business days following the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate our allowance for forfeitures payable to carriers. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

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

Commission revenue attributable to major medical individual and family health insurance plans represented approximately 91% and 89% of our total commission revenue in the three months ended June 30, 2010 and 2011, respectively, and represented approximately 91% and 90% of our total commission revenue in the six months ended June 30, 2010 and 2011, respectively. Major medical individual and family health insurance plans do not include small business, short-term, stand-alone dental, life, student and Medicare-related health insurance plans.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from generating and delivering leads, primarily for Medicare plans, from licensing the use of our ecommerce technology and from our online sponsorship and advertising program.

Medicare Lead Referral. Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com), enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. We are dependent upon a limited number of purchasers of our leads, and the majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. Although we expect to continue to sell a substantial number of Medicare leads to third parties in the future, we intend to perform services for an increasing number of Medicare leads ourselves as a health insurance agent. To the extent that we do so, we will be entitled to receive commissions rather than a one-time referral fee. Medicare commissions we receive are included in commission revenue.

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

We recently began to license our technology for use by government agencies and we are currently marketing our ecommerce technology to states implementing health insurance exchanges as a result of health care reform legislation. In our government systems business, which may also include information services, we may earn a combination of fixed license fees and time- and materials-based fees or we may be paid performance-based fees.

Online Sponsorship Advertising. We derive revenue from our online sponsorship advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.

We expect other revenue to increase in absolute dollars and as a percentage of total revenue in 2011 compared to 2010 as a result of growth in our technology licensing and government systems business, as well as growth in revenue derived from fees paid to us through the generation and delivery of leads, primarily for Medicare-related insurance plans.

Member Acquisition

An important factor in our revenue growth is the growth of our member base. Our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners and online advertising. Our marketing initiatives are primarily designed to encourage consumers to complete an online application for health insurance on our ecommerce platform. In addition, we may refer Medicare-eligible individuals to third parties who may assist them in enrolling in a Medicare plan. Our marketing channels are as follows:

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended June, 2010 and 2011, applications submitted through us for individual and family health insurance from our direct channel constituted 44% and 45%, respectively, of all individual and family health insurance applications submitted on our website. For the six months ended June, 2010 and 2011, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 44%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three months ended June 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 28% and 32%, respectively, of all individual and family health insurance applications submitted on our website. For the six months ended June 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 28% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended June 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 28% and 23%, respectively, of all individual and family health insurance applications submitted on our website. For the six months ended June 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 29% and 24%, respectively, of all individual and family health insurance applications submitted on our website.

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

Cost of revenue also includes direct labor and other direct costs incurred in connection with our government systems activities. Initial direct labor and other direct costs incurred prior to the availability of our technology for use by a government agency were deferred and included in prepaid expenses and other current assets in our consolidated balance sheet and are being amortized to cost of revenue from the date our technology was available for use by the government agency in October 2010 to the end of the initial one-year term of the contract in July 2011. Direct labor and other direct costs incurred subsequent to the availability of our technology for use by the government agency are recognized as cost of revenue as incurred.

Additionally, cost of revenue includes the amortization of consideration we paid to certain brokers in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. In November 2010, we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total arrangement consideration of $3.3 million is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years. In May 2011, we entered into a similar agreement with the same partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total arrangement consideration of $3.0 million is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years.

We expect cost of revenue to increase in absolute dollars in 2011 compared to 2010 due to a full year of costs related to our government systems activities, an increase in the amortization of the consideration we paid in connection with the transfer of certain Medicare members to us from a partner, and an expected increase in the amount of revenue-sharing expense related to partners.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of such search engine advertising. For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising performed during the Medicare annual enrollment period in the fourth quarter of 2010, we experienced a significant increase in our Medicare online marketing expenses during the fourth quarter of 2010 compared to other quarters in 2010. We expect this same seasonal pattern to impact our Medicare online marketing expenses in the fourth quarter of 2011.

We expect our marketing and advertising expenses to decrease in absolute dollars in 2011 compared to 2010. We have reduced our advertising expenses for individual and family health insurance plans in response to the reduction in commission rates we are paid on those plans that began in 2011. The decline in advertising expenses for individual and family health insurance plans is expected to be partially offset by increased marketing and advertising expenses related to our Medicare plan and government system businesses.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. We intend to hire a number of additional employees in our customer care centers as part of our plan to increase the number of Medicare leads serviced by us as a health insurance agent. We expect customer care and enrollment expenses to increase in absolute dollars in 2011 compared to 2010 as a result of additional personnel and expenditures necessary to develop future Medicare plan sales capabilities, and a full year of costs related to our customer care center in Salt Lake City, Utah that we opened during the second half of 2010.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of June 30, 2010 and 2011 and for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011
Key Metrics:
Operating cash flows (1)	$8,164,000	$7,816,000

IFP submitted applications (2)	117,200	101,600

IFP approved members (3)	93,400	87,600
Total approved members (4)	122,700	124,400

Commission revenue (5)	$31,872,000	$30,079,000
Commission revenue per estimated member for the period (6)	$42.21	$37.47

Total revenue (7)	$36,256,000	$36,186,000
Total revenue per estimated member for the period (8)	$48.02	$45.08

	As of June 30, 2010	As of June 30, 2011
IFP estimated membership (9)	660,500	688,100
Total estimated membership (10)	754,900	804,100

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011
Marketing and advertising expenses (11)	$13,883,000	$11,668,000
Marketing and advertising expenses as a percentage of total revenue (12)	38%	32%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	44%	45%
Marketing partners (14)	28%	32%
Online advertising (15)	28%	23%

Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.

(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP plans for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term, stand-alone dental, life, student or Medicare-related health insurance plans.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all plans, including Medicare plans, reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Commission revenue (from all sources) recognized during the period from the consolidated statements of income.
(6)	Calculated as commission revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(7)	Total revenue (from all sources) recognized during the period from the consolidated statements of income.
(8)	Calculated as total revenue recognized during the period (see note (7) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(9)	Estimated number of members active on IFP insurance policies as of the date indicated.
(10)	Estimated number of members active on all insurance policies, including Medicare policies, as of the date indicated.
(11)	Marketing and advertising expenses for the period from the consolidated statements of income.
(12)	Calculated as marketing and advertising expenses for the period (see note (11) above) divided by total revenue for the period (see note (7) above).
(13)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(14)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(15)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

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

We believe the following critical accounting policies, in conjunction with the critical accounting policies presented in our Annual Report on Form 10-K for the year ended December 31, 2010, affect our more significant judgments used in the preparation of our consolidated financial statements.

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

Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our technology licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying consolidated statements of income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock-based awards is determined using the Black-Scholes-Merton pricing model and a single option award approach.

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

The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through June 30, 2011, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future.

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

In the three months ended June 30, 2011, we issued restricted stock units representing 115,080 shares of common stock with both service and performance-based vesting criteria to our executive officers. These performance-based restricted stock units are designed to align the interests of our executive officers with the interests of our stockholders. The performance-based contingency period for these restricted stock units is fiscal 2011 ending December 31, 2011, and the measurement of achievement is based on our 2011 revenue, non-GAAP operating earnings and EBITDA results. These performance-based restricted stock units were granted pursuant to the terms of our 2006 Plan. Shares which are earned and eligible to vest following our 2011 results will vest one-third annually in 2012, 2013 and 2014. The criteria for vesting is as follows: up to one-third of the total number of shares will be considered earned and eligible for vesting based upon achieving each of a pre-determined 2011 revenue goal, 2011 non-GAAP operating earnings goal and 2011 EBITDA goal. For achievement at less than 95% of a goal, no shares will be earned relating to that goal. For achievement at 95% to 95.99% of a goal, 25% of the shares related to that goal (i.e., 1/12th of the total number of shares subject to this restricted stock unit) will be considered earned and eligible for vesting. For achievement at 96% to 96.99% of a goal, 30% of the shares related to that goal will be considered earned and eligible for vesting. For achievement at 97% to 97.99% of a goal, 35% of the shares subject to that goal will be considered earned and eligible for vesting. For achievement at 98% to 98.99% of a goal, 40% of the shares related to that goal will be considered earned and eligible for vesting. For achievement at 99% to 99.99% of a goal, 45% of the shares related to that goal will be considered earned and eligible for vesting. For achievement at 100% or more of a goal, 100% of the shares related to that goal will be considered earned and eligible for vesting. Stock-based compensation expense related to these performance-based restricted stock units will be recognized only if there is a high degree of probability (greater than 70% chance) of achieving the vesting criteria. As of June 30, 2011, we evaluated the achievement potential for each of the performance criterions for all of our executive officers and we will continue to monitor the achievement potential during the remainder of 2011 to determine if any accumulated stock-based compensation expense requires adjustment for shares that are not expected to vest. Accumulated stock-based compensation expense related to shares determined not to be earned and not eligible to vest will be reversed.

Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future to the extent the number of equity awards issued and outstanding increases.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2010 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011
Revenue:
Commission	$31,872	88%	$30,079	83%	$63,645	88%	$60,839	83%
Other	4,384	12	6,107	17	8,600	12	12,902	17

Total revenue	36,256	100	36,186	100	72,245	100	73,741	100
Operating costs and expenses:
Cost of revenue	881	2	2,555	7	1,859	3	5,206	7
Marketing and advertising	13,883	38	11,668	32	28,701	40	24,577	33
Customer care and enrollment	3,902	11	4,610	13	7,848	11	10,020	14
Technology and content	4,999	14	5,415	15	9,580	13	10,885	15
General and administrative	6,554	18	6,661	18	12,321	17	13,382	18
Amortization of acquired intangible assets	285	1	427	1	285	0	854	1

Total operating costs and expenses	30,504	84	31,336	87	60,594	84	64,924	88

Income from operations	5,752	16	4,850	13	11,651	16	8,817	12
Interest and other income (expense), net	(12)	(0)	(21)	(0)	16	0	(40)	(0)

Income before provision for income taxes	5,740	16	4,829	13	11,667	16	8,777	12
Provision for income taxes	2,699	7	2,097	6	5,393	7	4,064	6

Net income	$3,041	8%	$2,732	8%	$6,274	9%	$4,713	6%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Marketing and advertising	$201	$276	$408	$522
Customer care and enrollment	88	74	181	181
Technology and content	413	470	856	925
General and administrative	894	1,117	1,804	2,170

Total	$1,596	$1,937	$3,249	$3,798

Three and Six Months Ended June 30, 2010 and 2011

Revenue

The following table presents our commission, other revenue and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Commission	$31,872	$30,079	$(1,793)	(6)%	$63,645	$60,839	$(2,806)	(4)%
Percentage of total revenue	88%	83%			88%	83%

Other	$4,384	$6,107	$1,723	39%	$8,600	$12,902	$4,302	50%
Percentage of total revenue	12%	17%			12%	17%
Total revenue	$36,256	$36,186	$(70)	(0)%	$72,245	$73,741	$1,496	2%

Three Months Ended June 30, 2011 and 2010—Commission revenue decreased $1.8 million, or 6%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011. Partially offsetting the reduction in the commission rates was a 7% increase in our estimated membership to approximately 804,100 members at June 30, 2011 from 754,900 members at June 30, 2010. Other revenue increased $1.7 million, or 39%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to revenue we received related to our government systems activities and an increase in Medicare-related health insurance product lead referral revenue, partially offset by a decline in sponsorship advertising revenue.

Six Months Ended June 30, 2011 and 2010—Commission revenue decreased $2.8 million, or 4%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers beginning in 2011. Partially offsetting the reduction in the commission rates was a 7% increase in our estimated membership. Other revenue increased $4.3 million, or 50%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to revenue we received related to our government systems activities and an increase in Medicare-related health insurance product lead referral revenue, partially offset by a decline in sponsorship advertising revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Cost of revenue	$881	$2,555	$1,674	190%	$1,859	$5,206	$3,347	180%
Percentage of total revenue	2%	7%			3%	7%

Three Months Ended June 30, 2011 and 2010—Cost of revenue increased $1.7 million, or 190%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to costs we recognized on our government systems activities, which began in the second half of 2010.

Six Months Ended June 30, 2011 and 2010—Cost of revenue increased $3.3 million, or 180%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to costs we recognized on our government systems activities, which began in the second half of 2010.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Marketing and advertising	$13,883	$11,668	$(2,215)	(16)%	$28,701	$24,577	$(4,124)	(14)%
Percentage of total revenue	38%	32%			40%	33%

Three Months Ended June 30, 2011 and 2010—Marketing and advertising expenses decreased $2.2 million, or 16%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This was due primarily to a decrease in online and other advertising expenses of $2.6 million as a result of our strategic decision to reduce our advertising expenses for individual and family health insurance plans in response to the reduction in individual and family health insurance plan commission rates. Partially offsetting the decrease in online and other advertising expenses was an increase of $0.2 million in compensation and benefit costs due primarily to an increase in personnel since June 30, 2010.

Six Months Ended June 30, 2011 and 2010—Marketing and advertising expenses decreased $4.1 million, or 14%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This was due primarily to a decrease in online and other advertising expenses of $5.8 million as a result of our strategic decision to reduce our advertising expenses for individual and family health insurance plans in response to the reduction in individual and family health insurance plan commission rates. Partially offsetting the decrease in online and other advertising expenses was an increase of $0.7 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website. Additionally, compensation and benefit costs increased $0.6 million due primarily to an increase in personnel since June 30, 2010.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Customer care and enrollment	$3,902	$4,610	$708	18%	$7,848	$10,020	$2,172	28%
Percentage of total revenue	11%	13%			11%	14%

Three Months Ended June 30, 2011 and 2010—Customer care and enrollment expenses increased $0.7 million, or 18%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to incremental compensation, benefits and other personnel costs associated with the customer care center we established in Salt Lake City, Utah in the second half of 2010 to service our Medicare product sales business. As a result, compensation, benefits and other personnel costs increased $0.5 million and other operating costs increased $0.2 million in the three months ended June 30, 2011.

Six Months Ended June 30, 2011 and 2010—Customer care and enrollment expenses increased $2.2 million, or 28%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to incremental compensation, benefits and other personnel costs associated with the customer care center we established in Salt Lake City, Utah in the second half of 2010 to service our Medicare product sales business. As a result, compensation, benefits and other personnel costs increased $1.6 million and other operating costs increased $0.5 million in the six months ended June 30, 2011.

Technology and Content

The following table presents our technology and content expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Technology and content	$4,999	$5,415	$416	8%	$9,580	$10,885	$1,305	14%
Percentage of total revenue	14%	15%			13%	15%

Three Months Ended June 30, 2011 and 2010—Technology and content expenses increased $0.4 million, or 8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was due primarily to an increase of $0.4 million in compensation, benefits and other personnel costs associated with an increase in technology and content personnel since June 30, 2010.

Six Months Ended June 30, 2011 and 2010—Technology and content expenses increased $1.3 million, or 14%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was due primarily to an increase of $1.1 million in compensation, benefits and other personnel costs associated with an increase in technology and content personnel since June 30, 2010. Additionally, depreciation expense increased $0.2 million as a result of capital expenditures we made for our data centers since June 30, 2010.

General and Administrative

The following table presents our general and administrative expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
General and administrative	$6,554	$6,661	$107	2%	$12,321	$13,382	$1,061	9%
Percentage of total revenue	18%	18%			17%	18%

Three Months Ended June 30, 2011 and 2010—General and administrative expenses increased $0.1 million, or 2%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to a $0.5 million increase in compensation, benefits and other personnel costs due to an increase in general and administrative personnel, primarily as a result of our acquisition of PlanPrescriber in April 2010, and an increase in stock-based compensation expense of $0.2 million related to additional equity grants to employees in our general and administrative departments and to members of our board of directors. Partially offsetting these increases was a decrease of $0.6 million project consultant fees related to the completion of a one-time consulting project in the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010—General and administrative expenses increased $1.1 million, or 9%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to a $1.3 million increase in compensation, benefits and other personnel costs due to an increase in general and administrative personnel, primarily as a result of our acquisition of PlanPrescriber in April 2010, and an increase in stock-based compensation expense of $0.4 million related to additional equity grants to employees in our general and administrative departments and to members of our board of directors. Partially offsetting these increases was a decrease of $0.6 million project consultant fees related to the completion of a one-time consulting project in the six months ended June 30, 2010.

Interest and Other Income (Expense), Net

The following table presents our interest and other income (expense), net, and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Interest and other income (expense), net	$(12)	$(21)	$(9)	(75)%	$16	$(40)	$(56)	(450)%
Percentage of total revenue	(0)%	(0)%			0%	(0)%

Three and Six Months Ended June 30, 2011 and 2010—In the three and six months ended June 30, 2010 and 2011, interest and other income (expense), net, primarily consisted of interest expense on our capital lease obligations, administrative bank fees and investment management fees, partially offset by interest income earned on our invested cash. In the three months ended June 30, 2010 and 2011, and the six months ended June 30, 2011, capital lease obligations, administrative bank fees and investment management fees exceeded interest income earned on our invested cash.

Provision for Income Taxes

The following table presents our provision for income taxes and the dollar change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2011	$	%	2010	2011	$	%
Provision for income taxes	$2,699	$2,097	$(602)	(22)%	$5,393	$4,064	$(1,329)	(25)%
Percentage of total revenue	7%	6%			7%	6%

Three and Six Months Ended June 30, 2011 and 2010—During the three and six months ended June 30, 2011, we recorded provisions for income taxes of $2.1 million and $4.1 million, respectively, representing effective tax rates of 43.4% and 46.3%, respectively. Our effective tax rates in the three and six months ended June 30, 2011 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. During the three and six months ended June 30, 2010, we recorded provisions for income taxes of $2.7 million and $5.4 million, respectively, representing effective tax rates of 47.0% and 46.2%, respectively. Our effective tax rates in the three and six months ended June 30, 2010 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and, to a lesser extent, tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, our cash and cash equivalents totaled $135.9 million and $128.1 million, respectively. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. At December 31, 2010 and June 30, 2011, our money market accounts were invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2,297,705 shares for approximately $30.0 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital. Shares repurchased under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares to be purchased will depend upon market conditions. The repurchase program does not require us to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares will be funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs as of December 31, 2010 and June 30, 2011 and during the six months ended June 30, 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2010 (1)	3,904,652	$14,39	$56,202
Repurchases of common stock	270,903	$14.01	3,796

Cumulative balance at June 30, 2011 (1)	4,175,555	$14.37	$59,998

(1)	Cumulative balances at December 31, 2010 and June 30, 2011 include shares repurchased in connection with our stock repurchase program announced on July 27, 2010, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 4,175,555 shares repurchased under our repurchase programs as of June 30, 2011, we have in treasury 95,466 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and June 30, 2011, we had a total of 3,956,128 shares and 4,271,021 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2010 and 2011 (in thousands):

	Six Months Ended June 30,
	2010	2011
Net cash provided by operating activities	$11,257	$14,591
Net cash used in investing activities	$(6,447)	$(5,008)
Net cash provided by (used in) financing activities	$5,123	$(1,745)

The cash flow statement for the six months ended June 30, 2011 includes a $6.2 million cash flow benefit from deferred income taxes, of which $3.7 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and approximately $2.6 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flows from operating activities.

The cash flow statement for the six months ended June 30, 2010 includes a $10.2 million cash flow benefit from deferred income taxes, of which $4.9 million of tax benefit is included in cash flow from operations and approximately $5.2 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flow from financing activities.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, amortization of acquired intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation, and the effect of changes in working capital and other activities.

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. In the first quarter of 2011 our operating cash flow was favorably impacted due to a decrease in accounts receivable as a result of collections of Medicare lead referral receivables recorded during the Medicare annual enrollment period in the fourth quarter of 2010, which occurred from November 15, 2010 to December 31, 2010. In addition, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

Six Months Ended June 30, 2011—Our operating activities generated cash of $14.6 million during the six months ended June 30, 2011 and consisted of net income of $4.7 million, increased by non-cash items of $7.0 million and cash provided for working capital and other activities of $2.9 million. Adjustments for non-cash items primarily consisted of $3.8 million of stock-based compensation expense, $3.7 million of deferred income taxes and $2.1 million of depreciation and amortization, including amortization of acquired intangible assets, partially offset by approximately $2.6 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of a decrease of $6.6 million in accounts receivable and a decrease of $1.5 million in prepaid expenses and other current assets, partially offset by a decrease of $2.1 million in deferred revenue, a decrease of $1.2 million in accounts payable, a decrease of $1.1 million in other current liabilities and a decrease of $0.7 million in accrued compensation and benefits. Accounts receivable decreased primarily due to collections of receivables from our government systems business as well as collection of Medicare lead referral receivables recorded during the Medicare annual enrollment period in the fourth quarter of 2010. Accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2010 and accounts payable decreased due to the timing of payments to our vendors.

Six Months Ended June 30, 2010—Our operating activities generated cash of $11.3 million during the six months ended June 30, 2010 and consisted of net income of $6.3 million, increased by non-cash items of $4.3 million and cash provided for working capital and other activities of $0.7 million. Adjustments for non-cash items primarily consisted of $4.9 million of deferred income taxes, $3.2 million of stock-based compensation expense and $1.3 million of depreciation and amortization, including amortization of acquired intangible assets, partially offset by $5.2 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of a decrease of $0.7 million in prepaid expenses and other current assets and an increase of $0.7 million in accrued compensation and benefits, partially offset by a decrease of $1.2 million in other current liabilities.

Investing Activities

Our investing activities have primarily consisted of purchases, sales and maturities of marketable securities and purchases of computer hardware and software to enhance our website and to support our growth.

Six Months Ended June 30, 2011—Net cash used in investing activities of $5.0 million during the six months ended June 30, 2011 included a $3.0 payment related to the transfer of a book of business in the three months ended June 30, 2011 and a $0.8 million final payment related to the transfer of a book of business in the fourth quarter of 2010. For both transfers, we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us. Additionally, net cash used by investing activities included capital expenditures of $1.2 million.

Six Months Ended June 30, 2010— Net cash used in investing activities of $6.4 million during the six months ended June 30, 2010 was attributable to cash used for the acquisition of PlanPrescriber of $27.2 million and capital expenditures of $1.3 million, partially offset by maturities of marketable securities of $22.1 million.

Financing Activities

Six Months Ended June 30, 2011—Net cash used in financing activities of $1.7 million during the six months ended June 30, 2011 was due to $3.8 million used to repurchase 270,903 shares of our common stock and $0.5 million used to net-share settle the tax obligation related to equity awards, partially offset by $2.6 million of excess tax benefits from stock-based compensation.

Six Months Ended June 30, 2010— Net cash provided by financing activities of $5.1 million during the six months ended June 30, 2010 was due to $5.2 million of excess tax benefits from stock-based compensation and $0.5 million of proceeds received from the issuance of common stock pursuant to stock option exercises, partially offset by $0.6 million used to net-share settle the tax obligation related to equity awards.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of June 30, 2011 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2011 (6 months)	$1,976	$369	$2,345
2012	3,208	151	3,359
2013	1,037	151	1,188
2014	772	38	810
2015	576	—	576
Thereafter	1,619	—	1,619

Total	$9,188	$709	$9,897

Operating Lease Obligations

We lease certain of our office, operating facilities, equipment and furniture and fixtures under various operating leases, the latest of which expires in August 2018. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

On July 8, 2011, we entered into an agreement to extend the lease on our headquarters office in Mountain View, California, for an additional seven years through August 2018. Lease obligations totaling $4.0 million related to this lease are included in the contractual obligations table as of June 30, 2011 above, and can also be found in Note 8 – Subsequent Event of the Notes to Condensed Consolidated Financial Statements.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are often in excess of federally insured limits. At December 31, 2010 and June 30, 2011, our money market accounts were invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of June 30, 2011, two customers represented 43% and 19%, respectively, for a total of 62% of our $5.0 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2011. Accordingly, our allowance for uncollectible amounts at June 30, 2011 was not material.

Significant Customers

Substantially all revenue for all periods presented was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in any of the three- and six-month periods ended June 30, 2010 and 2011 are presented in the table below.

	Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
UnitedHealthcare (1)	14%	15%	15%	14%
WellPoint (2)	14%	12%	14%	12%
Aetna	15%	8%	15%	10%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)	Wellpoint includes other carriers owned by Wellpoint.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; optional open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform do not go into effect until 2014, although certain provisions currently are effective, such as medical loss ratio requirements for individual, family and small business health insurance, a prohibition against insurance companies using pre-existing health conditions as a reason to deny the application of children for health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan. Healthcare reform legislation requires various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal healthcare reform legislation and regulations.

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

The federal Patient Protection and Affordable Care Act enacted in March 2010 and related amendments in the Health Care and Education Reconciliation Act of 2010 contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance are effective for calendar year 2011 and later years and, among other things, require health insurance companies to spend 80% of their premium revenue in each of their state individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85% and goes into effect in 2014. Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These reductions will significantly impact our business and operating results beginning in 2011. Health insurance carriers may determine to further reduce our commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, they may contend that we are required to pay back commissions that are related to any amounts the carriers are required to pay policy holders. The medical loss ratio requirements may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 14% and 15% of our total revenue in the three months ended June 30, 2010 and 2011 from carriers owned by UnitedHealthcare. We derived 14% and 12% of our total revenue in the three months ended June 30, 2010 and 2011, respectively, from carriers owned by WellPoint. We derived 15% and 8% of our total revenue in the three months ended June 30, 2010 and 2011, respectively, from Aetna. We have many agreements that govern our sale of individual health insurance plans with these health insurance carriers. Many of these agreements may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact the commission payments that we receive from these health insurance carriers. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could harm our business, operating results and financial condition.

Our rate of growth will likely decline.

We have recently experienced a significant reduction in the commission rates that health insurance carriers pay us on the individual and family health insurance plans that we sell. We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development, the expansion of our technology licensing business to governmental entities and the development of our business selling Medicare related health insurance plans. Although we have experienced revenue growth in prior periods, we do not project that we will grow our revenue in 2011 compared to 2010, and we also expect our earnings per share to be substantially lower in 2011 than 2010. Our ability to resume revenue and earnings per share growth thereafter will be dependent upon a number of factors, including the success of our Medicare product sales business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans, our ability to maintain our relationship with existing members within historical levels and our success in entering into relationships with government entities to perform services and license our technology for use in the implementation of health insurance exchanges and other health care reform related endeavors. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

Our revenue will be adversely impacted if our membership does not grow or if the growth rate in our membership declines. The commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that our addition of net new members slows or we experience a reduction in the number of our members, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate. The commission rates we receive are impacted by a variety of other factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, our members’ states of residence, the laws and regulations in those jurisdictions and health care reform. Our commission rate per member could decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

We may not be successful in our efforts to market and sell Medicare-related health insurance plans.

We recently determined to market Medicare-related health insurance plans using our ecommerce platforms, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these plans as Medicare plans. We market Medicare plans to Medicare-eligible individuals, who are predominately senior citizens over the age of 65. The sale of Medicare Advantage and Medicare Part D prescription drug plans are subject to an annual enrollment period during the fourth quarter of each year, when a substantial percentage of the annual sales of these plans occur. We do not have significant experience in marketing Medicare plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. We also began selling these products directly through our websites and customer care center.

The success of our entry into the market for Medicare plans as a health insurance agent will depend upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms to market these plans on our ecommerce platform. If we are not successful in maintaining relationships with health insurance carriers to market their Medicare plans, or if we are unable to enter into a sufficient number of these relationships to offer Medicare-eligible individuals the ability to choose from a number of plans from different health insurance carriers in a particular jurisdiction, we may not be successful in marketing Medicare plans, and our business, operating results and financial condition would be harmed.

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

•

our success in marketing our ecommerce platform to Medicare-eligible individuals and in entering into business development relationships to drive Medicare-eligible individuals to our ecommerce platform;

•	our effectiveness in entering into and maintaining relationships with marketing partners, including existing pharmacy chain partners that refer Medicare-eligible individuals to us;

•	our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our customer care centers;

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

Our success in generating Medicare plan lead referral revenue is dependent upon the same factors that could impact our ability to generate Medicare plan commission revenue and is also subject to other risks and uncertainties, including our ability to generate Medicare plan leads. In addition, we may also determine to retain a higher number of our Medicare plan leads for our own direct fulfillment as health insurance agent. Should we do so, we may experience a reduction in revenue in the immediate short term, as we recognize lead referral revenue at the time of delivery and sale of the leads to third parties, but we recognize commission revenue from the sale of Medicare plans for which we serve as an agent over the term of the sold policies. We depend upon CMS to permit us to use Medicare plan data collected by CMS for significant aspects of our PlanPrescriber platform, which has generated the majority of our Medicare plan related lead referral revenue. Most of our Medicare plan lead referral revenue comes from a single purchaser of leads and we expect to rely upon a limited number of lead purchasers in the future. We also generate a significant number of Medicare plan leads through a limited number of marketing partner relationships with pharmacy chains. If we do not reduce our dependence upon a limited number of lead purchasers or sources for Medicare plan leads, our business, operating results and financial condition could be harmed as a result of termination of these relationships or the inability of the purchasers to pay us for the number of leads that we generate.

Our ability to sell Medicare related health insurance plans as a health insurance agent is dependent upon our ability to timely hire, train and retain licensed health insurance agents.

The success of our call center operations is largely dependent on licensed health insurance agents. In order to sell Medicare related health insurance plans, our health insurance agent employees must first be licensed by the state in which they are selling the plan and certified and appointed with the health insurance carrier that offers the plan in each state that the Medicare related health insurance product is being sold. Because the vast majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time. We must also ensure that these employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We may not be successful in timely hiring a sufficient number of additional licensed agents for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and appointments with our health insurance carrier partners. If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

Factors beyond our control may negatively impact our ability to market and sell Medicare plans.

We determined to enter into the Medicare plan market because we believe the number of individuals becoming eligible for Medicare is increasing, and that Medicare-eligible individuals are increasingly using the Internet to shop for health insurance plans that supplement Medicare. We also believe that on average member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, portions of health care reform impose significant changes to original Medicare and the Medicare Advantage program by, among other things, increasing the benefits original Medicare provides, reducing payments to Medicare Advantage plans and imposing medical loss ratio requirements for Medicare Advantage plans. In the event health care reform or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or cause a reduction in the amount paid to agents in connection with the sale of these plans, our business operating results and financial condition could be harmed.

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and any noncompliance with them could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D plans, change frequently. As a result of these laws, regulations and guidelines, we have, and will have to continue to, alter our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved by CMS and by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships with pharmacy chains have in the past and will in the future been subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our Medicare plan business model. Due to changes in CMS guidance or enforcement of existing guidance, or as a result of new regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare related business are not in compliance. As a result, the progress of our Medicare plan business could be slowed or we could be prevented from operating aspects of our Medicare plan business altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of assets acquired in our PlanPrescriber acquisition.

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

We believe that demand for the health insurance and services we offer have been adversely impacted by recent economic conditions. We cannot be certain of the future impact that the recent recession and other economic conditions will have on our business. A further softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, will result in decreased revenue and growth. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans with lower premiums for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates, change their underwriting practices so that fewer health insurance applications are approved or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines. For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools. Our relationships with these pharmacy chains results in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, we would experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and call center, which would harm our business, operating results and financial condition and could result in a write-down of the value of assets acquired in our PlanPrescriber acquisition.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We will also compete with state health insurance exchanges implemented as a result of healthcare reform. In connection with our marketing of Medicare plans, we also compete with the original Medicare program. In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

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

In addition, our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are selling health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We have similar relationships with insurance companies to offer certain of those companies’ products throughout China. Additionally, we have entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, the laws and regulations may change to prohibit our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract qualified personnel and network security.

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

Government contracts that we have entered into for the use of our services or licensing of our technology have short terms. For instance, while our contract with the federal government to provide certain software and information services relating to the federal government’s healthcare reform website is expected to continue for at least the remainder of 2011, CMS has informed us that they intend to transfer our responsibilities to another contractor. Our government contracts may not be renewed for any reason, including as a result of performance of the contract, competing solutions or a change in the governmental entity’s preferences. Furthermore, the contracts may be terminated as a result of our performance or as a result of the performance or actions of third parties involved in the contracts, such as a subcontractor or the prime contractor where we are a subcontractor. The termination or nonrenewal of any of our government contracts could harm our business, operating results and financial condition and make it more difficult to successfully bid on future government contracting opportunities.

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

Companies in the Internet and technology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and may in the future receive, notices that claim we have misappropriated, infringed or misused other parties’ intellectual property rights, and, to the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims. There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods or that cover third-party technology that we use as a part of our websites. Any intellectual property claim against us, with or without merit, could be time consuming, expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for third-party intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our services and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

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

Risks Related to the Internet and Electronic Commerce

Our business is subject to security risks and, if we are unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. As a result, we are subject to various federal, state and international laws and regulations regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information. We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by third party service providers, and enforcement actions. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, although our third party service providers are required to implement appropriate security measures, we have limited control over their actions and practices.

Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action or private privacy-related lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition.

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

Exhibit Number		Description of Exhibit

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2011.

/S/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/S/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.