Form 10-Q
period 2011-09-30
eHealth, Inc.
filed 2011-11-08
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2011 was 20,044,147 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	September 30, 2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,074	$126,501
Accounts receivable	10,810	3,877
Deferred income taxes	5,347	4,471
Prepaid expenses and other current assets	4,361	3,311

Total current assets	148,592	138,160
Property and equipment, net	4,528	4,713
Deferred income taxes	3,119	3,306
Other assets	3,248	5,695
Acquired intangible assets, net	12,262	10,981
Goodwill	14,096	14,096

Total assets	$185,845	$176,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,573	$1,920
Accrued compensation and benefits	7,523	7,993
Accrued marketing expenses	3,644	4,335
Deferred revenue	2,785	1,153
Other current liabilities	2,672	1,206

Total current liabilities	20,197	16,607
Non-current liabilities	3,451	3,748

Stockholders’ equity:
Common stock	26	26
Additional paid-in capital	203,231	211,223
Treasury stock, at cost	(56,202)	(74,235)
Retained earnings	14,937	19,401
Accumulated other comprehensive income	205	181

Total stockholders’ equity	162,197	156,596

Total liabilities and stockholders’ equity	$185,845	$176,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Commission	$32,040	$28,206	$95,685	$89,045
Other	5,411	6,581	14,011	19,483

Total revenue	37,451	34,787	109,696	108,528
Operating costs and expenses:
Cost of revenue	900	1,781	2,759	6,987
Marketing and advertising	16,094	13,826	44,795	38,403
Customer care and enrollment	4,691	6,245	12,539	16,265
Technology and content	4,619	5,548	14,199	16,433
General and administrative	5,879	6,917	18,200	20,299
Amortization of acquired intangible assets	426	427	711	1,281

Total operating costs and expenses	32,609	34,744	93,203	99,668

Income from operations	4,842	43	16,493	8,860
Interest and other income (expense), net	(3)	(21)	13	(61)

Income before income taxes	4,839	22	16,506	8,799
Provision for income taxes	2,241	271	7,634	4,335

Net income (loss)	$2,598	$(249)	$8,872	$4,464

Net income (loss) per share:
Basic	$0.11	$(0.01)	$0.38	$0.21
Diluted	$0.11	$(0.01)	$0.37	$0.20

Weighted-average number of shares used in per share amounts:
Basic	23,437	21,054	23,474	21,264
Diluted	24,079	21,054	24,227	21,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2010	2011
Operating activities
Net income	$8,872	$4,464
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,810	3,696
Depreciation and amortization	1,580	1,799
Amortization of acquired intangible assets	711	1,281
Amortization and accretion on marketable securities, net	50	—
Stock-based compensation expense	4,817	5,622
Excess tax benefits from stock-based compensation	(7,360)	(2,734)
Deferred rent	(5)	7
Loss on disposal of property and equipment	9	38
Changes in operating assets and liabilities:
Accounts receivable	(554)	7,698
Prepaid expenses and other current assets	(1,845)	1,876
Other assets	25	(128)
Accounts payable	2,863	(1,654)
Accrued compensation and benefits	1,585	455
Accrued marketing expenses	365	691
Deferred revenue	90	(1,632)
Other current liabilities	(1,145)	(1,475)

Net cash provided by operating activities	16,868	20,004

Investing activities
Purchases of property and equipment	(2,483)	(1,932)
Acquisition of PlanPrescriber, net of cash acquired	(27,203)	—
Purchase of other assets	—	(3,906)
Maturities of marketable securities	22,100	—

Net cash used in investing activities	(7,586)	(5,838)

Financing activities
Proceeds from exercise of common stock options	468	184
Cash used to net-share settle equity awards	(575)	(548)
Excess tax benefits from stock-based compensation	7,360	2,734
Repurchases of common stock	(8,724)	(18,033)
Principal payments in connection with capital lease	(33)	(46)

Net cash provided by (used in) financing activities	1,504	(15,709)

Effect of exchange rate changes on cash and cash equivalents	(4)	(30)

Net increase (decrease) in cash and cash equivalents	7,774	(1,573)
Cash and cash equivalents at beginning of period	131,339	128,074

Cash and cash equivalents at end of period	$139,113	$126,501

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

Book of Business Transfers—In November 2010 we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total consideration of $3.3 million is being amortized to cost of revenue in the condensed consolidated statements of operations as we recognize commission revenue related to the transferred members over a period of up to five years. In May 2011, we entered into a similar agreement with the same partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total arrangement consideration of $3.0 million paid to the partner is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years. The book of business transfers are presented under investing activities in the condensed consolidated statements of cash flows as purchase of other assets.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 15, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2010 and 2011 and its cash flows for the nine months ended September 30, 2010 and 2011. All adjustments are of a normal recurring nature. The results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2011.

Revenue Recognition—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 was effective for us prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. In determining whether an arrangement has been materially modified, we consider the nature of the modifications and the expected effect on the existing arrangement. Factors we consider in making this determination include, but are not limited to, changes to arrangement consideration, changes to the term of the arrangement, changes to the contracted deliverables and changes to the delivery schedule.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

After the arrangement consideration has been allocated to each unit of accounting based on their relative selling prices, we apply revenue recognition criteria separately to each respective unit of accounting in the arrangement in accordance with applicable accounting guidance. Our multiple-element arrangements primarily consist of ecommerce technology licensing agreements, which typically include delivery of a customized website, maintenance and support services to host the website and professional services. Since our recognition of technology licensing revenue in accordance with ASU 2009-13 is not materially different from our recognition of technology licensing revenue prior to the adoption of ASU 2009-13, the adoption of ASU 2009-13 did not have a material impact on our results of operations and cash flows for the three and nine months ended September 30, 2011. We cannot reasonably estimate the effect of adopting ASU 2009-13 on future financial periods as the impact will vary depending on the nature and volume of new or materially modified agreements in any given period.

Recent Accounting Pronouncements—In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards (“IFRS”). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be applied retrospectively and early adoption is permitted. We will adopt the guidance beginning in the first quarter of 2012 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. We expect to adopt this guidance in the fourth quarter of 2011 and the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2 – Cash and Cash Equivalents

Cash and Cash Equivalents—We invest our cash and cash equivalents with major banks and financial institutions and such investments are often in excess of federally insured limits. As of December 31, 2010 and September 30, 2011, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2010	September 30, 2011
Cash	$11,663	$15,135
Money market funds (1)	116,411	111,366

Total cash and cash equivalents	$128,074	$126,501

(1)	At December 31, 2010 and September 30, 2011, money market accounts were invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

At December 31, 2010 and September 30, 2011, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2010 and 2011.

At December 31, 2010 and September 30, 2011, our cash equivalents were invested in money market funds and were classified as Level 1 within the fair market valuation hierarchy. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Note 3 – Stockholders’ Equity and Stock Plans

Stock Plans—The following table summarizes option activity under our 2006 Equity Incentive Plan (the “2006 Plan”), 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands, except per share amounts and weighted average remaining contractual life data):

	Shares Available for Grant (1)	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance at December 31, 2010	3,283	3,491	$11.62	4.69	$16,349
Additional shares authorized, net (3)	858	—	—
Options granted	(214)	214	$12.48
Restricted stock units granted (4)	(323)	—	—
Options exercised	—	(24)	$7.53
Options cancelled	159	(159)	$16.75
Restricted stock units cancelled	19	—	—

Balance at September 30, 2011	3,782	3,522	$11.47	4.05	$15,273

(1)	Shares available for grant exclude treasury stock of 3,956,128 shares and 5,380,890 shares at December 31, 2010 and September 30, 2011, respectively, which could be granted if we determined to do so.
(2)	The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2010 and September 30, 2011 and the exercise price of in-the-money options as of those dates.
(3)	On January 1, 2011, the number of shares authorized for issuance under the 2006 Plan was automatically increased by 862,989 shares, pursuant to the terms of the 2006 Plan. Partially offsetting this increase were 4,907 forfeited options that are not authorized for reissuance and were issued pursuant to equity incentive plans that terminated with respect to future grants at the time of our initial public offering.
(4)	Includes a grant of 115,080 restricted stock units with both service and performance-based vesting criteria to our executive officers.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2011 was $0.9 million and $3.8 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2010 was $0.7 million and $2.8 million, respectively.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2010	370	2.22	$5,254
Granted (2)	323
Vested	(138)
Cancelled	(19)

Balance as of September 30, 2011 (2)	536	2.01	$7,323

(1)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2010 and September 30, 2011 multiplied by the number of restricted stock units outstanding as of December 31, 2010 and September 30, 2011.
(2)	Includes the grant of 115,080 restricted stock units with both service and performance-based vesting criteria to our executive officers.

The total grant date fair value of restricted stock units vested during the nine months ended September 30, 2010 and 2011 was $1.8 million and $1.7 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended September 30, 2010 and 2011 was not material.

Stock Repurchase Program—On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2.3 million shares for approximately $30.0 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital. Shares repurchased under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares purchased will depend upon market conditions. The repurchase program does not require us to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. As of September 30, 2011, we had repurchased 1.1 million shares for approximately $14.2 million at an average price of $12.83 per share including commissions. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs as of December 31, 2010 and September 30, 2011 and during the nine months ended September 30, 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2010 (1)	3,905	$14.39	$56,202
Repurchases of common stock	1,380	$13.06	18,033

Cumulative balance at September 30, 2011 (1)	5,285	$14.05	$74,235

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(1)	Cumulative balances at December 31, 2010 and September 30, 2011 include shares repurchased in connection with our stock repurchase program announced on July 27, 2010, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 5.3 million shares repurchased under our repurchase programs as of September 30, 2011, we have in treasury 95,749 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and September 30, 2011, we had a total of 4.0 million shares and 5.4 million shares, respectively, held in treasury.

Comprehensive Income (Loss)—The following table sets forth the activity for each component of comprehensive income (loss), net of related taxes, for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Comprehensive income (loss):
Net income (loss)	$2,598	$(249)	$8,872	$4,464
Change in unrealized gain on investments, net of taxes	(9)	—	(20)	—
Foreign currency translation adjustment, net of taxes	(4)	(9)	4	(24)

Total comprehensive income (loss)	$2,585	$(258)	$8,856	$4,440

As of December 31, 2010 and September 30, 2011, accumulated other comprehensive income (loss), net of related taxes, was comprised solely of foreign currency translation adjustments, net of taxes.

Note 4 – Stock-Based Compensation

In the three months ended June 30, 2011, we issued restricted stock units representing 115,080 shares of common stock with both service and performance-based vesting criteria to our executive officers. The performance-based contingency period for these restricted stock units is our fiscal year ending December 31, 2011, and the measurement of achievement is based on our 2011 revenue, non-GAAP operating earnings and EBITDA results. These performance-based restricted stock units were granted pursuant to the terms of our 2006 Plan. Shares which are earned and eligible to vest following our 2011 results will vest one-third annually in 2012, 2013 and 2014.

The fair value of stock options granted to employees for the three and nine months ended September 30, 2010 and 2011 was estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Expected volatility	52.4%	47.3%	52.8%	49.0%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.63%	1.61%	2.35%	2.02%
Weighted-average fair value (1)	$5.43	$—	$7.11	$5.34

(1)	No options were granted during the three months ended September 30, 2011.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Common stock options	$1,005	$845	$2,949	$2,893
Restricted stock units	563	979	1,868	2,729

Total stock-based compensation expense	$1,568	$1,824	$4,817	$5,622

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Marketing and advertising	$199	$252	$607	$774
Customer care and enrollment	101	83	282	264
Technology and content	383	411	1,239	1,336
General and administrative	885	1,078	2,689	3,248

Total stock-based compensation expense	$1,568	$1,824	$4,817	$5,622

Note 5 – Income Taxes

During the three months ended September 30, 2011, we recorded a provision for income taxes of $0.3 million, which exceeded our income before income taxes due primarily to additional tax we recorded in the quarter as a result of an increase in our estimated effective tax rate for the full year ending December 31, 2011 and tax shortfalls related to share-based payments. During the nine months ended September 30, 2011, we recorded a provision for income taxes of $4.3 million representing an effective tax rate of approximately 49.3%. During the three and nine months ended September 30, 2010, we recorded a provision for income taxes of $2.2 million and $7.6 million, respectively, representing effective tax rates of approximately 46.3% and 46.2%, respectively. Our effective tax rates in the nine months ended September 30, 2011 and in three and nine months ended September 30, 2010 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

During the three and nine months ended September 30, 2011, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $0.2 million and $2.7 million, respectively, in additional paid-in capital in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2010, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $2.1 million and $7.4 million, respectively, in additional paid-in capital in the condensed consolidated balance sheet. These amounts are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows.

Note 6 – Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per share for the three months ended September 30, 2011 is computed by excluding all potentially dilutive common equivalent shares, including options and restricted stock units, because the reported net loss in the period results in their inclusion being anti-dilutive. Diluted net income per share for the three months ended September 30, 2010 and the nine months ended September 2010 and 2011 is computed by dividing net income for the periods by the weighted-average number of common and

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

common equivalent shares outstanding during the periods. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Basic:
Numerator:
Net income (loss) allocated to common stock	$2,598	$(249)	$8,872	$4,464

Denominator:
Weighted average number of common stock shares	25,476	25,683	25,432	25,642
Weighted average number of common stock shares held in treasury	(2,039)	(4,629)	(1,958)	(4,378)

Net weighted average number of common stock shares	23,437	21,054	23,474	21,264

Net income (loss) per share—basic	$0.11	$(0.01)	$0.38	$0.21

Diluted:
Numerator:
Net income (loss) allocated to common stock	$2,598	$(249)	$8,872	$4,464

Denominator:
Net weighted average number of common stock shares	23,437	21,054	23,474	21,264
Weighted average number of options	634	—	733	680
Weighted average number of restricted stock units	8	—	20	30

Total common stock shares used in per share calculation	24,079	21,054	24,227	21,974

Net income (loss) per share—diluted	$0.11	$(0.01)	$0.37	$0.20

For each of the three and nine months ended September 30, 2010 and 2011, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Common stock options	1,904	3,565	1,521	1,909
Restricted stock units	346	538	202	156

Total	2,250	4,103	1,723	2,065

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2010 and September 30, 2011, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2010	As of September 30, 2011
United States	$33,495	$35,009
China	639	476

Total	$34,134	$35,485

Significant Customers—Substantially all revenue for all periods presented was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in any of the three- and nine-month periods ended September 30, 2010 and 2011 are presented in the table below.

	Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
UnitedHealthcare (1)	16%	13%	15%	14%
WellPoint (2)	12%	11%	13%	12%
Aetna	14%	7%	15%	9%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)	Wellpoint includes other carriers owned by Wellpoint.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 86% and 88% of our total commission revenue in the three and nine months ended September 30, 2011, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 92% and 91% of our total commission revenue in the three and nine months ended September 30, 2010, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, short-term major medical, stand-alone dental, life, student and Medicare-related health insurance plan offerings.

We do not require collateral or other security for our accounts receivable. As of September 30, 2011, two customers represented 33% and 13%, respectively, of our $3.9 million outstanding accounts receivable. No other customers represented 10% or more of our outstanding accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2011. Accordingly, our allowance for uncollectible amounts at September 30, 2011 was not material.

Note 8 – Subsequent Event

Book of Business Transfer—In October 2011 we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies for which we paid $1.2 million. Total consideration will be amortized to cost of revenue in the consolidated statements of operations as we recognize commission revenue related to the transferred members over a period of up to five years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding the timing and impact of adopting certain accounting guidance; our potential for collection issues; the timing and source of our Medicare-related revenue; our expectations relating to revenue, our Medicare business, cost of revenue, seasonality, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses, and cash outlay for taxes; the impact of health care reform laws on the health insurance industry and on our business; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to our commission rates; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash, cash equivalents and marketable securities; future capital requirements; expenditures related to the development of our business; our projections relating to future revenue growth and earnings per share; our plans and expectations relating to our Medicare business and factors impacting its success; our future competitors; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; the duration of our federal government contract; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2011, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family and small business policies are purchased through our ecommerce platform. Commission revenue represented 81% and 82% of total revenue for the three and nine months ended September 30, 2011, respectively, and represented 86% and 87% of total revenue for the three and nine months ended September 30, 2010, respectively. The commission payments we receive are typically a percentage of the premium on an individual, family or small business health insurance policy that we sold and are made to us on a monthly basis for as long as a policy remains active with us. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

We began actively marketing the availability of Medicare-related health insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). In April 2010, we acquired PlanPrescriber, Inc., a privately-held provider of online tools to help Medicare eligible individuals navigate Medicare health insurance options. Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. We expect the majority of our Medicare-related revenue in 2011 to be generated in the fourth quarter of 2011 from the sale of Medicare leads to third parties and we expect to increase the volume of Medicare leads serviced directly by us as a health insurance agent. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, we generate revenue from commissions we receive from health insurance carriers. These Medicare commissions are typically paid periodically per member, typically for up to six years, and are included in commission revenue. In the three months ended September 30, 2011, we began hiring, training and obtaining health insurance licenses and appointments for additional employees in our customer care centers to service the expected increase in the volume of Medicare leads as a result of the Medicare annual enrollment period, which occurs in the fourth quarter of 2011. Many of our recently hired customer care and enrollment employees are temporary and we expect the total number of customer care and enrollment employees to begin to decline after the conclusion of the Medicare annual enrollment period. As a result of the Medicare annual enrollment period, we expect our customer care and enrollment costs to be higher in the third and fourth quarters of each year compared to the first and second quarters due to seasonal staffing requirements. Much of the incremental third quarter staffing results in added expense in preparation for the Medicare annual enrollment period in the fourth quarter and has a negative seasonal impact on profitability during the third quarter. We also increased our Medicare online advertising spending in the three months ended September 30, 2011 compared to prior quarters in preparation for the Medicare annual enrollment period and we expect this trend to continue into the fourth quarter of 2011. In addition, due to the expected increase in the number of consumers referred to our website from paid keyword search advertising performed during the Medicare annual enrollment period in the fourth quarter of 2011, we expect a significant increase in our Medicare advertising expenses during the fourth quarter of 2011 compared to other quarters in 2011.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels; and medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders. While many aspects of health care reform do not become effective until 2014, health insurance carriers are required to maintain medical loss ratios of eighty percent in their individual and family health insurance business beginning in 2011. The implementation of the medical loss ratio requirements by insurance carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011 and are expected to have a more significant adverse impact in future quarters.

Sources of Revenue

Commission Revenue

Our commission revenue generally represents a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates also can vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us monthly, after they receive the premium payment from the member. For certain Medicare health insurance policies, we receive an annual commission payment in the first year after the policy is issued and, typically, a monthly commission payment beginning the second year of the policy for up to an additional five years. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our commission revenue is recurring in nature.

Our individual and family health insurance plan commission revenue was adversely impacted in the three and nine months ended September 30, 2011 due to the reduction in the commission rates that we are paid on new policies as a result of our selling individual and family health insurance plans subsequent to the implementation of the new medical loss ratio requirements beginning in 2011. Commission rate changes due to the implementation of the new medical loss ratio requirements apply prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new members approved in 2011 and thereafter. We define a member as an individual covered by an insurance plan for which we are entitled to receive compensation. For the majority of members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall commission rate structure will phase in over time. Our future commission rates will depend on the mix between members approved prior to the commission rate changes and those approved after the changes, and the mix of new approved members by state, health insurance carrier and type of health plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and sponsorship advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements. Based on information currently available to us, we expect commission revenue to decrease in absolute dollars and as a percentage of total revenue in 2011 compared to 2010.

During the three and nine months ended September 30, 2011, the number of applications submitted through us for individual and family health insurance declined 20% and 15%, respectively, compared to the three and nine months ended September 30, 2010. Partially offsetting this decrease was an increase in the number of individuals per approved application for individual and family health insurance during both the three and nine months ended September 30, 2011. As a result, the number of individuals approved for individual and family health insurance declined at a lower rate than applications submitted for individual and family health insurance in the three and nine months ended September 30, 2011. The number of individuals approved for individual and family health insurance decreased 19% and 12% in the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010.

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

Commission revenue attributable to major medical individual and family health insurance plans represented approximately 86% and 88% of our total commission revenue in the three and nine months ended September 30, 2011, respectively, and represented approximately 92% and 91% of our total commission revenue in the three and nine months ended September 30, 2010, respectively. Major medical individual and family health insurance plans do not include small business, short-term, stand-alone dental, life, student and Medicare-related health insurance plans.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from generating and delivering leads, primarily for Medicare plans, from licensing the use of our ecommerce technology and from our online sponsorship and advertising program.

Medicare Lead Referral. Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com), enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. We sell our leads to a limited number of purchasers of our leads, and the majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. Although we expect to continue to sell a substantial number of Medicare leads to third parties in the future, we intend to perform services for an increasing number of Medicare leads ourselves as a health insurance agent. To the extent that we do so, we will be entitled to receive commissions rather than a one-time referral fee. Medicare commissions we receive are included in commission revenue.

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

Online Sponsorship Advertising. We derive revenue from our online sponsorship advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. We also offer sponsorship services as part of our Medicare business, which include website hosting. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended September 30, 2010 and 2011, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 44%, respectively, of all individual and family health insurance applications submitted on our website. For the nine months ended September, 2010 and 2011, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 44%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three months ended September 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 30% and 33%, respectively, of all individual and family health insurance applications submitted on our website. For the nine months ended September 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 29% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, MSN and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended September 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 27% and 23%, respectively, of all individual and family health insurance applications submitted on our website. For the nine months ended September 30, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 28% and 24%, respectively, of all individual and family health insurance applications submitted on our website.

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

Cost of revenue also includes direct labor and other direct costs incurred in connection with our government systems activities. Initial direct labor and other direct costs incurred prior to the availability of our technology for use by a government agency were deferred and included in prepaid expenses and other current assets in our consolidated balance sheet and were amortized to cost of revenue from the date our technology was available for use by the government agency in October 2010 to the end of the initial one-year term of the contract in July 2011. Direct labor and other direct costs incurred subsequent to the availability of our technology for use by the government agency are recognized as cost of revenue as incurred.

Additionally, cost of revenue includes the amortization of consideration we paid to certain brokers in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. In November 2010, we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies for arrangement consideration totaling $3.3 million. In May 2011 and October 2011, we entered into similar agreements with the same partner, whereby the partner transferred certain of its existing Medicare insurance members to us as the broker of record on the underlying policies. Total arrangement consideration was $3.0 million for the May 2011 arrangement and $1.2 million for the October arrangement. All book of business arrangements are being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement.

We expect cost of revenue to increase in absolute dollars in 2011 compared to 2010 due to a full year of costs related to our government systems activities and an increase in the amortization of the consideration we paid in connection with the transfer of certain Medicare members to us from a partner.

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

We expect our marketing and advertising expenses to decrease in absolute dollars in 2011 compared to 2010. We have reduced our advertising expenses for individual and family health insurance plans in response to the reduction in commission rates we are paid on those plans that began in 2011. The decline in advertising expenses for individual and family health insurance plans is expected to be partially offset by increased marketing and advertising expenses related to our Medicare plan business.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process In the three months ended September 30, 2011, we began hiring, training and obtaining health insurance licenses and appointments for additional employees in our customer care centers to service the expected increase in the volume of Medicare leads as a result of the Medicare annual enrollment period, which occurs in the fourth quarter of 2011. Many of our recently hired customer care and enrollment employees are temporary and we expect the total number of customer care and enrollment employees to begin to decline after the conclusion of the Medicare annual enrollment period. As a result of the Medicare annual enrollment period, we expect our customer care and enrollment costs to be higher in our third and fourth quarters of each year compared to the first and second quarters due to seasonal staffing requirements. Much of the incremental third quarter staffing results in added expense in preparation for the Medicare annual enrollment period in the fourth quarter and has a negative seasonal impact on profitability during the third quarter. We expect customer care and enrollment expenses to increase in absolute dollars in 2011 compared to 2010 as a result of a full year of costs related to our customer care center in Salt Lake City, Utah that we opened during the second half of 2010, additional personnel we recently hired to service the expected increase in the volume of Medicare leads in the fourth quarter of 2011 and an increase expenditures necessary to develop our Medicare plan sales capabilities.

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

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, corporate development, investor relations, government affairs, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees. We expect our general and administrative expenses to increase in absolute dollars in 2011 compared to 2010 due to the increased costs necessary to support the future growth of our business.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of September 30, 2010 and 2011 and for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011
Key Metrics:
Operating cash flows (1)	$5,611,000	$5,413,000
IFP submitted applications (2)	143,200	114,800
IFP approved members (3)	117,300	95,400
Total approved members (4)	152,800	140,300
Commission revenue (5)	$32,040,000	$28,206,000
Commission revenue per estimated member for the period (6)	$41.78	$34.94
Total revenue (7)	$37,451,000	$34,787,000
Total revenue per estimated member for the period (8)	$48.84	$43.09

	As of September 30, 2010	As of September 30, 2011
IFP estimated membership (9)	679,500	683,400
Total estimated membership (10)	778,800	810,400

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011
Marketing and advertising expenses (11)	$16,094,000	$13,826,000
Marketing and advertising expenses as a percentage of total revenue (12)	43%	40%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	43%	44%
Marketing partners (14)	30%	33%
Online advertising (15)	27%	23%

Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP plans for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term, stand-alone dental, life, student or Medicare-related health insurance plans.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all plans, including Medicare plans, reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Commission revenue (from all sources) recognized during the period from the consolidated statements of operations.
(6)	Calculated as commission revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(7)	Total revenue (from all sources) recognized during the period from the consolidated statements of operations.
(8)	Calculated as total revenue recognized during the period (see note (7) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(9)	Estimated number of members active on IFP insurance policies as of the date indicated.
(10)	Estimated number of members active on all insurance policies, including Medicare policies, as of the date indicated.
(11)	Marketing and advertising expenses for the period from the consolidated statements of operations.
(12)	Calculated as marketing and advertising expenses for the period (see note (11) above) divided by total revenue for the period (see note (7) above).
(13)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(14)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(15)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

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

After the arrangement consideration has been allocated to each unit of accounting based on their relative selling prices, we apply revenue recognition criteria separately to each respective unit of accounting in the arrangement in accordance with applicable accounting guidance. Our multiple-element arrangements primarily consist of ecommerce technology licensing agreements, which typically include delivery of a customized website, maintenance and support services to host the website, and professional services.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2010 and 2011 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
Revenue:
Commission	$32,040	86%	$28,206	81%	$95,685	87%	$89,045	82%
Other	5,411	14	6,581	19	14,011	13	19,483	18

Total revenue	37,451	100	34,787	100	109,696	100	108,528	100
Operating costs and expenses:
Cost of revenue	900	2	1,781	5	2,759	3	6,987	6
Marketing and advertising	16,094	43	13,826	40	44,795	41	38,403	35
Customer care and enrollment	4,691	13	6,245	18	12,539	11	16,265	15
Technology and content	4,619	12	5,548	16	14,199	13	16,433	15
General and administrative	5,879	16	6,917	20	18,200	17	20,299	19
Amortization of acquired intangible assets	426	1	427	1	711	1	1,281	1

Total operating costs and expenses	32,609	87	34,744	100	93,203	85	99,668	92

Income from operations	4,842	13	43	0	16,493	15	8,860	8
Interest and other income (expense), net	(3)	(0)	(21)	(0)	13	0	(61)	(0)

Income before provision for income taxes	4,839	13	22	0	16,506	15	8,799	8
Provision for income taxes	2,241	6	271	1	7,634	7	4,335	4

Net income (loss)	$2,598	7%	$(249)	(1)%	$8,872	8%	$4,464	4%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Marketing and advertising	$199	$252	$607	$774
Customer care and enrollment	101	83	282	264
Technology and content	383	411	1,239	1,336
General and administrative	885	1,078	2,689	3,248

Total	$1,568	$1,824	$4,817	$5,622

Three and Nine Months Ended September 30, 2010 and 2011

Revenue

The following table presents our commission, other revenue and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Commission	$32,040	$28,206	$(3,834)	(12)%	$95,685	$89,045	$(6,640)	(7)%
Percentage of total revenue	86%	81%			87%	82%
Other	$5,411	$6,581	$1,170	22%	$14,011	$19,483	$5,472	39%
Percentage of total revenue	14%	19%			13%	18%
Total revenue	$37,451	$34,787	$(2,664)	(7)%	$109,696	$108,528	$(1,168)	(1)%

Three Months Ended September 30, 2011 and 2010—Commission revenue decreased $3.8 million, or 12%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011. Partially offsetting the reduction in the commission rates was a 4% increase in our estimated membership to approximately 810,400 members at September 30, 2011 from 778,800 members at September 30, 2010. Other revenue increased $1.2 million, or 22%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to revenue we received related to our government systems activities and an increase in Medicare-related health insurance product lead referral revenue, partially offset by a decline in sponsorship advertising revenue.

Nine Months Ended September 30, 2011 and 2010—Commission revenue decreased $6.6 million, or 7%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers beginning in 2011. Partially offsetting the reduction in the commission rates was a 4% increase in our estimated membership. Other revenue increased $5.5 million, or 39%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to revenue we received related to our government systems activities and an increase in Medicare-related health insurance product lead referral revenue, partially offset by a decline in sponsorship advertising revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Cost of revenue	$900	$1,781	$881	98%	$2,759	$6,987	$4,228	153%
Percentage of total revenue	2%	5%			3%	6%

Three Months Ended September 30, 2011 and 2010—Cost of revenue increased $0.9 million, or 98%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to costs we recognized on our government systems activities, which began in the second half of 2010.

Nine Months Ended September 30, 2011 and 2010—Cost of revenue increased $4.2 million, or 153%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to costs we recognized on our government systems activities, which began in the second half of 2010.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Marketing and advertising	$16,094	$13,826	$(2,268)	(14)%	$44,795	$38,403	$(6,392)	(14)%
Percentage of total revenue	43%	40%			41%	35%

Three Months Ended September 30, 2011 and 2010—Marketing and advertising expenses decreased $2.3 million, or 14%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This was due to a $2.2 million net decrease in online and other advertising expenses related primarily to our strategic decision to reduce our advertising expenses for individual and family health insurance plans in response to the reduction in individual and family health insurance plan commission rates, partially offset by an increase in our online advertising expenses for Medicare health insurance plans.

Nine Months Ended September 30, 2011 and 2010—Marketing and advertising expenses decreased $6.4 million, or 14%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This was due to a $7.9 million net decrease in online and other advertising expenses related primarily to our strategic decision to reduce our advertising expenses for individual and family health insurance plans in response to the reduction in individual and family health insurance plan commission rates, partially offset by an increase in our online advertising expenses for Medicare health insurance plans. Additionally, compensation, benefits and other personnel costs increased $0.9 million and stock-based compensation costs increased $0.2 million due primarily to an increase in marketing and advertising personnel and fees we paid to marketing partners for referrals that result in the submission of a health insurance application on our website increased $0.3 million.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Customer care and enrollment	$4,691	$6,245	$1,554	33%	$12,539	$16,265	$3,726	30%
Percentage of total revenue	13%	18%			11%	15%

Three Months Ended September 30, 2011 and 2010—Customer care and enrollment expenses increased $1.6 million, or 33%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to additional customer care center employees hired in the three months ended September 30, 2011 to service the expected increase in volume of Medicare leads serviced directly by us as a health insurance agent during the Medicare annual enrollment period in the fourth quarter of 2011. As a result, compensation, benefits and other personnel costs increased $1.2 million and insurance licensing costs increased $0.3 million in the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 and 2010—Customer care and enrollment expenses increased $3.7 million, or 30%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to incremental costs associated with our customer care center established in Salt Lake City, Utah in the second half of 2010, and to additional customer care center employees hired to service the expected increase in volume of Medicare leads serviced directly by us as a health insurance agent during the Medicare annual enrollment period in the fourth quarter of 2011. As a result, compensation, benefits and other personnel costs increased $2.9 million, insurance licensing costs increased $0.3 million and facilities and related costs increased $0.3 million in the nine months ended September 30, 2011.

Technology and Content

The following table presents our technology and content expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Technology and content	$4,619	$5,548	$929	20%	$14,199	$16,433	$2,234	16%
Percentage of total revenue	12%	16%			13%	15%

Three Months Ended September 30, 2011 and 2010—Technology and content expenses increased $0.9 million, or 20%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to an increase of $0.7 million in compensation, benefits and other personnel costs associated with an increase in technology and content personnel since September 30, 2010.

Nine Months Ended September 30, 2011 and 2010—Technology and content expenses increased $2.2 million, or 16%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to an increase of $1.7 million in compensation, benefits and other personnel costs associated with an increase in technology and content personnel since September 30, 2010 and as a result of our acquisition of PlanPrescriber during the second quarter of 2010. Additionally, facility, operations and depreciation expense increased $0.6 million as a result of an increase in capital expenditures related to our data centers since September 30, 2010.

General and Administrative

The following table presents our general and administrative expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
General and administrative	$5,879	$6,917	$1,038	18%	$18,200	$20,299	$2,099	12%
Percentage of total revenue	16%	20%			17%	19%

Three Months Ended September 30, 2011 and 2010—General and administrative expenses increased $1.0 million, or 18%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to a $0.6 million increase in compensation, benefits and other personnel costs due to an increase in general and administrative personnel and stock-based compensation expense increased $0.2 million related to additional equity grants to employees in our general and administrative departments and to members of our board of directors.

Nine Months Ended September 30, 2011 and 2010—General and administrative expenses increased $2.1 million, or 12%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to a $1.9 million increase in compensation, benefits and other personnel costs due to an increase in general and administrative personnel, primarily as a result of our acquisition of PlanPrescriber in April 2010, and an increase in stock-based compensation expense of $0.6 million related to additional equity grants to employees in our general and administrative departments and to members of our board of directors. Partially offsetting these increases was a decrease of $0.6 million in professional consulting fees.

Interest and Other Income (Expense), Net

The following table presents our interest and other income (expense), net, and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Interest and other income (expense), net	$(3)	$(21)	$(18)	(600)%	$13	$(61)	$(74)	(569)%
Percentage of total revenue	(0)%	(0)%			0%	(0)%

Three and Nine Months Ended September 30, 2011 and 2010—In the three and nine months ended September 30, 2010 and 2011, interest and other income (expense), net, primarily consisted of interest expense on our capital lease obligations, administrative bank fees and investment management fees, partially offset by interest income earned on our invested cash. In the three months ended September 30, 2010 and 2011, and the nine months ended September 30, 2011, capital lease obligations, administrative bank fees and investment management fees exceeded interest income earned on our invested cash.

Provision for Income Taxes

The following table presents our provision for income taxes and the dollar change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2011	$	%	2010	2011	$	%
Provision for income taxes	$2,241	$271	$(1,970)	(88)%	$7,634	$4,335	$(3,299)	(43)%
Percentage of total revenue	6%	1%			7%	4%

Three and Nine Months Ended September 30, 2011 and 2010—During the three months ended September 30, 2011, we recorded a provision for income taxes of $0.3 million, which exceeded our income before income taxes due primarily to additional tax we recorded in the quarter primarily as a result of an increase in our estimated effective tax rate for the full year ending December 31, 2011 and tax shortfalls related to share-based payments. During the nine months ended September 30, 2011, we recorded a provision for income taxes of $4.3 million representing an effective tax rate of approximately 49.3%. During the three and nine months ended September 30, 2010, we recorded a provision for income taxes of $2.2 million and $7.6 million, respectively, representing effective tax rates of approximately 46.3% and 46.2%, respectively. Our effective tax rates in the nine months ended September 30, 2011 and in three and nine months ended September 30, 2010 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At December 31, 2010 and September 30, 2011, our cash and cash equivalents totaled $128.1 million and $126.5 million, respectively. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. At December 31, 2010 and September 30, 2011, our money market accounts were invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2.3 million shares for approximately $30.0 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital. Shares repurchased under this program complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares purchased will depend upon market conditions. The repurchase program does not require us to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. As of September 30, 2011, we had repurchased 1.1 million shares for approximately $14.2 million at an average price of $12.83 per share including commissions. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs as of December 31, 2010 and September 30, 2011 and during the nine months ended September 30, 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2010 (1)	3,905	$14.39	$56,202
Repurchases of common stock	1,380	$13.06	18,033

Cumulative balance at September 30, 2011 (1)	5,285	$14.05	$74,235

(1)	Cumulative balances at December 31, 2010 and September 30, 2011 include shares repurchased in connection with our stock repurchase programs announced on June 14, 2011, July 27, 2010, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 5.3 million shares repurchased under our repurchase programs as of September 30, 2011, we have in treasury 95,749 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and September 30, 2011, we had a total of 4.0 million shares and 5.4 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2010 and 2011 (in thousands):

	Nine Months Ended September 30,
	2010	2011
Net cash provided by operating activities	$16,868	$20,004
Net cash used in investing activities	$(7,586)	$(5,838)
Net cash used in financing activities	$(1,504)	$(15,709)

The cash flow statement for the nine months ended September 30, 2011 includes a $6.4 million cash flow benefit from deferred income taxes, of which $3.7 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and $2.7 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flows from financing activities.

The cash flow statement for the nine months ended September 30, 2010 includes a $14.2 million cash flow benefit from deferred income taxes, of which $6.8 million of tax benefit is included in cash flow from operations and $7.4 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments, is included in cash flow from financing activities.

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

Nine Months Ended September 30, 2011—Our operating activities generated cash of $20.0 million during the nine months ended September 30, 2011 and consisted of net income of $4.5 million, increased by non-cash items of $9.7 million and cash provided for working capital and other activities of $5.8 million. Adjustments for non-cash items primarily consisted of $5.6 million of stock-based compensation expense, $3.7 million of deferred income taxes and $3.1 million of depreciation and amortization, including amortization of acquired intangible assets, partially offset by approximately $2.7 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of a decrease of $7.7 million in accounts receivable, a decrease of $1.9 million in prepaid expenses and other current assets, an increase of $0.7 million in accrued marketing expenses and an increase of $0.5 million in accrued compensation and benefits, partially offset by a decrease of $1.7 million in other accounts payable, a decrease of $1.6 million in deferred revenue and a decrease of $1.5 million in other current liabilities. Accounts receivable decreased due primarily to collections of receivables from our government systems business as well as collection of Medicare lead referral receivables recorded during the Medicare annual enrollment period in the fourth quarter of 2010.

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

Nine Months Ended September 30, 2011—Net cash used in investing activities of $5.8 million during the nine months ended September 30, 2011 included payments of $3.1 million related to the transfer of a book of business in the three months ended June 30, 2011, and a $0.8 million final payment related to the transfer of a book of business in the fourth quarter of 2010. For both transfers, we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us. Additionally, net cash used by investing activities included capital expenditures of $1.9 million.

Nine Months Ended September 30, 2010—Net cash used in investing activities of $7.6 million during the nine months ended September 30, 2010 was attributable to cash used for the acquisition of PlanPrescriber of $27.2 million and capital expenditures of $2.5 million, partially offset by maturities of marketable securities of $22.1 million.

Financing Activities

Nine Months Ended September 30, 2011—Net cash used in financing activities of $15.7 million during the nine months ended September 30, 2011 was due to $18.0 million used to repurchase 1.4 million shares of our common stock and $0.5 million used to net-share settle the tax obligation related to equity awards, partially offset by $2.7 million of excess tax benefits from stock-based compensation.

Nine Months Ended September 30, 2010—Net cash used in financing activities of $1.5 million during the nine months ended September 30, 2010 was due to $8.7 million used to repurchase 0.8 million shares of our common stock and $0.6 million used to net share settle equity awards, partially offset by $7.4 million of excess tax benefits from stock-based compensation and $0.5 million of proceeds received from the issuance of common stock pursuant to stock option exercises.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of September 30, 2011 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2011 (3 months)	$1,061	$19	$1,080
2012	3,582	151	3,733
2013	1,312	151	1,463
2014	870	63	933
2015	673	—	673
Thereafter	1,880	—	1,880

Total	$9,378	$384	$9,762

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

On July 8, 2011, we entered into an agreement to extend the lease on our headquarter office in Mountain View, California, for an additional seven years through August 2018. Lease obligations totaling $4.6 million related to this lease are included in the contractual obligations table as of September 30, 2011 above. On September 8, 2011, we entered into an agreement to extend the lease on an adjacent office in Mountain View, California, for an additional two years through August 2013. Lease obligations totaling $0.5 million related to this lease are included above in the contractual obligations table as of September 30, 2011.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and such investments are often in excess of federally insured limits. At December 31, 2010 and September 30, 2011, our money market accounts were invested primarily in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of September 30, 2011, two customers represented 33% and 13%, respectively, of our $3.9 million outstanding accounts receivable. No other customers represented 10% or more of our outstanding accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2011. Accordingly, our allowance for uncollectible amounts at September 30, 2011 was not material.

Significant Customers

Substantially all revenue for all periods presented was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in any of the three- and nine-month periods ended September 30, 2010 and 2011 are presented in the table below.

	Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
UnitedHealthcare (1)	16%	13%	15%	14%
WellPoint (2)	12%	11%	13%	12%
Aetna	14%	7%	15%	9%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)	Wellpoint includes other carriers owned by Wellpoint.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause health insurance carriers to apply more rigorous underwriting standards (until provisions in health care reform legislation limiting underwriting go into effect in 2014) or change the benefits and/or premiums for the plans they sell; or cause health insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. For instance, the manner in which the federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals, families and small businesses that purchase insurance through us, which would materially harm our business, operating results and financial condition. Furthermore, cost and benefit information relating to the health insurance plans we sell will become more readily accessible, which could facilitate additional competition beyond the competition we would face from health insurance exchanges themselves. Various aspects of health care reform also could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower commissions, any of which would materially harm our business, operating results and financial condition.

The medical loss ratio requirements that are a part of health care reform could harm our business.

The federal Patient Protection and Affordable Care Act enacted in March 2010 and related amendments in the Health Care and Education Reconciliation Act of 2010 contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance are effective for calendar year 2011 and later years and, among other things, require health insurance companies to spend 80% of their premium revenue in each of their state individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85% and goes into effect in 2014. If a health insurance carrier fails to meet medical loss ratio requirements, the health insurance carrier is required to rebate a portion of their premium revenue to its members to make up for the difference.

Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These reductions have and will continue to significantly impact our business and operating results beginning in 2011. Health insurance carriers may determine to further reduce our commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, they may contend that we are required to pay back commissions that are related to any amounts the carriers are required to pay policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 13% and 14% of our total revenue in the three and nine months ended September 30, 2011, respectively, from carriers owned by UnitedHealthcare. We derived 11% and 12% of our total revenue in the three and nine months ended September 30, 2011, respectively, from carriers owned by WellPoint. We derived 7% and 9% of our total revenue in the three and nine months ended September 30, 2011, respectively, from Aetna. We have many agreements that govern our sale of individual health insurance plans with these health insurance carriers. Many of these agreements may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could harm our business, operating results and financial condition.

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

We may not be successful in our efforts to market and sell Medicare-related health insurance plans as a health insurance agent.

We recently determined to market Medicare-related health insurance plans using our ecommerce platforms, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these plans as Medicare plans. We market Medicare plans to Medicare-eligible individuals, who are predominately senior citizens over the age of 65. The sale of Medicare Advantage and Medicare Part D prescription drug plans are subject to an annual enrollment period during the fourth quarter of each year, when a substantial percentage of the annual sales of these plans occur. We do not have significant experience in marketing Medicare plans. The revenue we have generated in our Medicare plan business is primarily referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. However, we recently determined to sell a greater percentage of these products directly as a health insurance agent using our websites and customer care centers.

We have a limited number of relationships with health insurance carriers to sell Medicare plans. The success of our entry into the market for Medicare plans as a health insurance agent will depend upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms to market these plans on our ecommerce platform. If we lose a relationship with a health insurance company to market their Medicare plans, our sales as a health insurance agent would suffer given the limited number of Medicare plan health insurance carrier relationships that we maintain, and our business, operating results and financial condition would be harmed. In addition, the agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, which would harm our business operating results and financial condition.

The Centers for Medicare and Medicaid Services, or CMS, must annually approve our websites and call center scripts for us to be able to generate Medicare plan leads and sell Medicare products to those leads as a health insurance agent. Moreover, our PlanPrescriber website and PlanPrescriber’s pharmacy chain referral partner relationships are a significant source of our Medicare product leads. Each of these Medicare product lead sources uses Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS disapproves, or delays approval, of our websites or call center scripts, or does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan leads and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition.

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

•

our ability to comply with the numerous, complex and changing laws and regulations and CMS guidelines relating to the marketing and sale of Medicare plans, including continuing to conform our online and offline sales processes to those laws and regulations; and

•	the effectiveness with which our competitors market the availability of Medicare plans from sources other than our ecommerce platform.

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during any annual enrollment period were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of the Medicare plan business and the fact that much of the sales of Medicare plans occur during this period.

Our ability to sell Medicare related health insurance plans as a health insurance agent is dependent upon our ability to timely hire, train and retain licensed health insurance agents.

In addition to our websites, we rely upon our call centers to sell Medicare related health insurance products. The success of our call center operations is largely dependent on licensed health insurance agents. In order to sell Medicare related health insurance plans, our health insurance agent employees must first be licensed by the state in which they are selling the plan and certified and appointed with the health insurance carrier that offers the plan in each state that the Medicare related health insurance product is being sold. Because the vast majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time. We must also ensure that these employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We may not be successful in timely hiring a sufficient number of additional licensed agents for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and appointments with our health insurance carrier partners. If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

We may not be successful in our efforts to market and sell Medicare-related health insurance plan leads to third parties.

Our success in generating Medicare plan lead referral revenue is dependent upon many of the factors that could impact our ability to generate Medicare plan commission revenue and is also subject to other risks and uncertainties, including our ability to generate Medicare plan leads. In addition, we plan to retain a greater percentage of our Medicare plan leads for our own direct fulfillment as health insurance agent. As a result, we may experience a reduction in revenue in the immediate short term, as we recognize lead referral revenue at the time of delivery and sale of the leads to third parties, but we recognize commission revenue from the sale of Medicare plans for which we serve as an agent over the term of the sold policies. We depend upon CMS to permit us to use Medicare plan data collected by CMS for significant aspects of our

PlanPrescriber platform, which has generated the majority of our Medicare plan related lead referral revenue. Most of our Medicare plan lead referral revenue comes from a single purchaser of leads, and we expect to rely upon a limited number of lead purchasers in the future. We also generate a significant number of Medicare plan leads through a limited number of marketing partner relationships with pharmacy chains. If we do not reduce our dependence upon a limited number of lead purchasers or sources for Medicare plan leads, our business, operating results and financial condition could be harmed as a result of termination of these relationships or the inability of the purchasers to pay us for the number of leads that we generate.

We have reduced our cost of acquisition and other expenses in connection with the sale of our individual and family health insurance plans, which may harm our operating results.

As a result of the reduction in the commission rates we receive for selling individual and family health insurance plans, we have reduced our marketing and advertising and other expenses in this area of our business. This reduction has lowered the number of individual and family health insurance plan approved members for which we will receive commission revenue. The maintenance of a lower cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. As a result, we may not be successful in maintaining an acceptable individual and family health insurance cost of acquisition in the event the rate at which visitors to our platform submit individual and family health insurance declines, which would harm our business, operating results and financial condition.

Our future operating results are likely to fluctuate and could fall short of expectations.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this “Risk Factors” section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly as a result of the commission rate reductions that we have experienced in our individual and family health insurance business, which impacted our financial results for 2011. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they cannot afford health insurance. In addition, our members may choose to purchase new policies using a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins could be adversely impacted and our business, operating results and financial condition would be harmed.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans in the individual, family and small business markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform legislation or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

Health insurance carriers could determine to reduce the commissions paid to us or change their underwriting practices in ways that reduce the number of insurance policies sold through our ecommerce platform, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them on short notice, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition would be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. At various times, carriers have applied more stringent underwriting criteria and practices to applications for health insurance. These practices result in a decrease in the rate at which insurance applications submitted through our ecommerce platform are approved. Changes in carrier underwriting criteria or practices could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google, MSN and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both algorithmic listings and paid advertisements to attract consumers to our websites.

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. Our website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our operating results.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent. In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We will also compete with state health insurance exchanges implemented as a result of healthcare reform. Healthcare reform also will result in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. In connection with our marketing of Medicare plans, we also compete with the original Medicare program. In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

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

A portion of our operations is conducted in China. Among other things, we use employees in China to maintain and update our ecommerce platform. This and other information is delivered to us through secured communications over the Internet. Our business would be harmed if this connection temporarily failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems. Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States, and different labor and tax laws. United States and Chinese trade laws may impose restrictions on the importation of programming or technology to or from the United States. Additionally, we have recently experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in that location. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China, which in turn could cause our business, operating results and financial condition to suffer.

Our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are selling health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2011. We also have entered into a relationship with a local insurance agency outside the Fujian province in Shanghai, China, pursuant to which we offer the local insurance agency’s insurance products in Shanghai on our website in our capacity as a technology service provider. We have similar relationships with insurance companies to offer certain of those companies’ products throughout China. Additionally, we have entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, insurance laws and regulations in China are in a state of development, and the laws and regulations may change to prohibit our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is also dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract and retain qualified personnel and network security.

Our participation and success in the insurance market in China may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by insurance carriers or through another insurance agent. As a result, our success in selling insurance outside of China is dependent upon many factors, including our dependence on insurance carriers or the insurance agent for the products on our website, the agent’s relationship with insurance carriers and consumers, our relationship with the insurance carriers and agent, each of the agent’s and the insurance carriers’ ability to maintain licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the agent and the insurance carrier through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we will need to receive additional government licenses and approvals or enter into additional relationships and may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

Our sponsorship advertising business may not be successful.

We sell advertising space to health insurance carriers on our website through our sponsorship advertising program. Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Health insurance carriers have and may continue to determine to eliminate or reduce spending on our sponsorship advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that became effective in 2011. As a result, our business, operating results and financial condition could be harmed. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship advertising program will be adversely impacted. The success of our sponsorship advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell sponsorship advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the sponsorship advertising, the impact the sponsorship advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling sponsorship advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our sponsorship advertising. As a result, our business, operating results and financial condition could be harmed.

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

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we otherwise distribute or provide will likely harm our business and operating results.

We provide information on our website, through our customer care centers and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level relating to the accessibility and affordability of health insurance. We also regularly provide health insurance plan information in our customer care centers. If the information we provide on our website, through our customer care centers or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, operating results and financial condition would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

We have expanded our operations significantly and have recently entered into the business of selling Medicare plans and providing the use of our technology and services to governmental entities. Our entering into these new areas of business places increasing and significant demands on our management, our operational and financial systems and infrastructure and our other resources. If we do not effectively manage this expansion, the quality of our services could suffer, which could harm our business, operating results and financial condition. In order to successfully expand our business, we need to hire, integrate and retain highly skilled and motivated employees. We also need to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

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

Our business of marketing Medicare plans is very seasonal. The vast majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period. We recently determined to sell a greater percentage of Medicare products directly as a health insurance agent using our websites and customer care centers. As a result, during the third and fourth quarters of each year we significantly increase our customer care center staff to service the fourth quarter Medicare enrollment demand. Much of the incremental third quarter staffing results in added expense in preparation for the fourth quarter and has a negative seasonal impact on profitability during the third quarter. We also incur a significant portion of our Medicare plan related marketing expenses during the fourth quarter. We may not be paid for a considerable portion of the referral fees owed to us until the first quarter. This seasonality pattern results from the timing of the annual enrollment period when Medicare-eligible individuals can make changes to their Medicare Advantage or Medicare Part D prescription drug coverage for the following year.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development tax credit laws; by tax effects of share-based compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, in October 2010, the state of California approved budget legislation which substantially limits the utilization of net operating losses. The new law did not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limited the amount we could utilize in 2010 and will be able to utilize in 2011. Since the majority of our state taxes are in California, where our headquarters are located, our cash outlay for federal and state taxes increased for the year ended December 31, 2010 and we expect our cash outlay for federal and state taxes to be impacted similarly for the year ending December 31, 2011.

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, the revocation of licenses in a particular jurisdiction and/or our inability to sell health insurance plans, which could significantly increase our operating expenses, result in the loss of our commission revenue and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. We also are required to maintain health insurance licenses to sell Medicare products. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. Because some consumers, marketing partners and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, operating results and financial condition. Changes in insurance laws, regulations and guidelines may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

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

We use email to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email for marketing purposes continue to evolve and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email, Internet service providers, e-mail service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and e-mail service providers have relationships with organizations whose purpose it is to detect and notify the Internet and e-mail service providers of entities that the organization believes is sending unsolicited e-mail. If an Internet or e-mail service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members. If we are unable to communicate by email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.

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

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of purchases and the exact number of shares purchased will depend upon market conditions. The repurchase program does not require us to acquire a specific number of shares, and the repurchase program may be suspended from time to time or discontinued at any time. As of September 30, 2011, we had repurchased 1.1 million shares for approximately $14.2 million at an average price of $12.83 per share including commissions. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock. Stock repurchase activity under our stock repurchase program during the three months ended September 30, 2011 is summarized as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Amount of Shares that May Yet be Repurchased
				(in thousands)
July 1—31, 2011	—	$—	—	$30,000
August 1—31, 2011	554,813	$12.79	554,813	$22,907
September 1—30, 2011	554,773	$12.87	554,773	$15,764

	1,109,586	$12.83	1,109,586

As of September 30, 2011, all stock repurchases under the repurchase program were made on the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition to the 1,109,586 shares repurchased under our current repurchase program as of September 30, 2011, we have in treasury 4,175,555 shares that were repurchased under prior stock repurchase programs and 95,749 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and September 30, 2011, we had a total of 3,956,128 shares and 5,380,890 shares, respectively, held in treasury.

ITEM 6.	EXHIBITS

(a)	Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number	Description of Exhibit

31.1†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Lable Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2011.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Lable Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.