Form 10-K
period 2011-12-31
eHealth, Inc.
filed 2012-03-15
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2011, the aggregate market value of its shares (based on a closing price of $13.36 per share) held by non-affiliates was $157,835,147. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2012, 19,476,599 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the impact of health care reform laws on the health insurance industry and on our business; elements of our strategy; plans to market our ecommerce technology to state exchanges and our competitors in this business; impact of medical loss ratio regulations and commission rate changes; expenditures related to the development of our business; our projections relating to future revenue growth and earnings per share; our plans and expectations relating to our Medicare revenue generating activities and factors impacting its success; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; our expectations relating to revenue, our Medicare revenue, cost of revenue, seasonality, profitability, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses, tax rates and cash outlay for taxes; future dividends; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; our potential for collection issues; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General

We are the leading online source of health insurance for individuals, families and small businesses. Through our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, Medicare-related, small business, short-term and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

We have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse member acquisition programs, obtaining necessary regulatory approval of our websites and establishing relationships and appointments with over 180 leading insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platform can be accessed directly through our website as well as through our network of marketing partners.

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

Our Business Model

Individual, Family and Small Business Health Insurance Plans

We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family and small business policies are purchased through our ecommerce platform, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. The commission payments we receive are typically a percentage of the premium on an individual and family or small business health insurance policy that we sold and are made to us on a monthly basis for as long as a policy remains active with us. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Medicare Health Insurance Plans

We began actively marketing the availability of Medicare-related insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). In April 2010, we acquired PlanPrescriber, Inc., formerly Experion Systems, Inc., a privately-held company. PlanPrescriber is a leading provider of online tools that help Medicare eligible individuals navigate their Medicare-related health insurance options. Our Medicare plan platforms enable consumers to research and compare their Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We generate referral fee revenue by delivering and selling Medicare leads generated by our online platforms to third parties. We also offer online application capabilities for certain Medicare plans and, through our customer care and enrollment centers, we offer telephonic enrollment capabilities. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are made to us on a monthly basis for as long as a policy remains active with us. The commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans are paid as a fixed, annual commission after the health insurance carrier approves the application and either a fixed, monthly commission beginning with and subsequent to the second plan year for a Medicare Advantage plan or a fixed, annual commission beginning with and subsequent to the second plan year for a Medicare Part D prescription drug plan. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

Online Sponsorship and Advertising

We derive revenue from our online sponsorship advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website or allows Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.

Technology Licensing

We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. Health insurance carriers or agents that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. We have licensed our ecommerce technology for use by government agencies and are marketing it to states implementing health insurance exchanges as a result of health care reform legislation. In our government technology licensing business, we may earn a combination of fixed license fees and time- and materials-based fees or we may be paid performance-based fees.

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

Medicare is a federal program that provides persons sixty-five years of age and over, and some persons under the age of sixty-five with certain conditions, with hospital and medical insurance benefits. The Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, administers this original Medicare program. CMS also contracts with private health insurance carriers under the Medicare Advantage and Medicare Part D prescription drug programs for these health insurance carriers to provide health insurance and prescription drug benefits to Medicare-eligible individuals. Medicare Advantage plans replace original Medicare. Medicare Part D prescription drug plans provide prescription drug coverage that original Medicare does not provide. In addition, health insurance carriers offer Medicare Supplement health insurance plans, which help to pay health care costs not covered through original Medicare. Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, are typically marketed and sold by insurance carriers, also known as plan sponsors, through a combination of dedicated internal sales representatives and licensed independent brokers and agents. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

Health Care Reform

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

While many aspects of health care reform do not become effective until 2014, health insurance carriers have been required to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. The implementation of the medical loss ratio requirements by carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These reductions began to impact our individual and family health insurance plan commission-based revenue in 2011.

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

Extend Our Technology Leadership. We believe that our technology infrastructure and online platforms give us a significant competitive advantage for the distribution of individual, family and small business health insurance. To extend our leadership position, we plan to continue to enhance our platforms and their capabilities to increase functionality, reliability, scalability and performance.

Broaden Our Carrier Network and Product Portfolio. Our goal is to continue to add new health insurance carriers and health insurance plans to our ecommerce platform. We also seek to deepen our technology integration with health insurance carriers, allowing us to further streamline the sales, underwriting and member fulfillment processes and increase revenue opportunities for us and health insurance carriers.

Grow Our Medicare Opportunity. We believe that our technology can be used to streamline and simplify the Medicare plan purchasing process. We seek to enhance the technology behind our online Medicare platforms and further develop demand generation programs in the Medicare market. While we plan to continue selling Medicare leads that we generate to third parties, our strategy is to service an increasing number of these leads ourselves as a health insurance agent.

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

Our Platforms and Technology

Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format and empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans. The plans we offer include major medical health insurance coverage such as preferred provider organization, health maintenance organization and indemnity plans, Medicare plans, short-term medical insurance, student health insurance, health savings account eligible health insurance plans and ancillary plans such as dental and vision insurance.

Elements of our platforms include:

Online Rate Quoting and Comprehensive Plan Information. Our ecommerce platforms instantly provide consumers online rate quotes and comprehensive plan benefit information from a large number of health insurance carriers. After entering a minimal amount of relevant information on our website, our platforms allow consumers to instantly receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format. The consumer can sort through the quoted plans based on price, health insurance carrier or deductible amount, or search the list of quoted plans to obtain a subset based on certain consumer preferences. Medicare-eligible individuals may also obtain annualized cost comparisons that include out-of-pocket estimates for their prescription drugs.

Plan Comparison and Recommendations. We offer online comparison and recommendation tools that distill voluminous health insurance information. Our ecommerce platform enables consumers to compare and contrast health insurance plans in a side-by-side format based on plan characteristics such as price, plan type, deductible amount, co-payment amount and in-network and out-of-network benefits. To further assist consumers, our automated recommendation capability for individual and family health insurance presents a short series of questions and recommends up to four health insurance plans based on the consumer’s input. Our Medicare plan comparison tool enables Medicare-eligible individuals to compare plan premiums, deductibles, out-of-pocket drug expenses, coverage limitations on medications and other aspects of Medicare plans.

Online Application and Enrollment Forms. Health insurance applications vary widely by carrier and state. Our proprietary graphical Application Designer Tool allows us to capture each individual and family health insurance application’s unique business rules and build a corresponding online application in XML format. Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families complete application and enrollment forms correctly in real-time. This reduces delay resulting from application rework, a significant problem with traditional health insurance distribution, where incomplete applications are mailed back and forth between the consumer, the traditional agent and the carrier. We further simplify the enrollment process by accepting electronic signature and electronic payment from our consumers.

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

Back Office Systems. Our proprietary back office customer relationship management systems enable us to provide a full range of customer service tasks in an efficient, highly scalable and personalized manner. Using these tools, we can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

Carrier Relationships

We have developed partnerships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online. As of December 31, 2011, we had relationships with over 180 individual, family and small business health insurance carriers, including large national carriers and well-established regional carriers. We also have relationships with a significantly smaller number of health insurance carriers to sell their Medicare-related health insurance plans. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates. In some cases, the amendment or termination of an agreement we have with a health insurance carrier may impact the commissions we are paid on health insurance plans that we have already sold through the carrier. Revenue derived from carriers owned by UnitedHealthcare represented approximately 14% and 13% of our total revenue in 2010 and 2011, respectively. Revenue derived from carriers owned by WellPoint represented approximately 12% and 11% of our total revenue in 2010 and 2011, respectively. Revenue derived from Aetna represented approximately 17% and 8% of our total revenue in 2010 and 2011, respectively. Our agreements with these health insurance carriers may be terminated by the health insurance carrier on short notice, and as a result of the termination, we may lose our right to receive commissions. In addition, many of our agreements with each of these health insurance carriers are generally amendable on short notice, including the provisions relating to our commission rates.

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

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website through a network of affiliate partners and financial services and other companies. We have established a pay-for-performance network, comprised of hundreds of partners that drive consumers to our ecommerce platform. These partners generally fall into one of the following categories:

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

Technology and Content

We have a technology and content team consisting of 207 full-time employees as of December 31, 2011, of which 73 are located domestically and 134 are located at our subsidiary in Xiamen, China. Our technology and content team is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.

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

The vast majority of Medicare plans are sold in the fourth quarter of each year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated the majority of our Medicare plan-related revenue in the fourth quarter of the year. We significantly increased our temporary customer care center staff during the third quarter in preparation for the Medicare annual enrollment period. We employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. As a result, our customer care center staffing costs are significantly higher in the third and fourth quarters compared to the first and second quarters. We also incurred significantly greater Medicare plan-related online advertising expenses during the third and fourth quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and marketing expenses incurred in the third quarter have had a significant negative impact on our profitability during the third quarter.

Based on these seasonal trends, we expect our revenue to be highest in the fourth quarter of the year and we expect our profitability to be relatively higher in the second and fourth quarters and lower in the first and third quarters of the year.

Employees

As of December 31, 2011, we had 635 full-time employees, of which 42 were in marketing and advertising, 244 were in customer care and enrollment, 207 were in technology and content and 142 were in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform do not go into effect until 2014, although certain provisions currently are effective, such as medical loss ratio requirements for individual, family and small business health insurance, a prohibition against insurance companies using pre-existing health conditions as a reason to deny the application of children for health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan. Healthcare reform legislation requires various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal healthcare reform legislation and regulations.

Challenges to the constitutionality of health care reform legislation have been initiated in the federal courts. The challenges center upon the constitutionality of the mandate to purchase health insurance. Decisions on the issue have been inconsistent and the United States Supreme Court has decided to review these matters on appeal. It is not possible to determine how the Supreme Court will rule.

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause health insurance carriers to apply more rigorous underwriting standards (until provisions in health care reform legislation limiting underwriting go into effect in 2014) or change the benefits and/or premiums for the plans they sell; or cause health insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. For instance, the manner in which the federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could result in individuals not being able to receive subsidies and cost-sharing credits if they purchase their health insurance outside the health insurance exchanges, substantially increase our competition, cause a substantial reduction in our membership base and as a result the commission revenue we receive and substantially reduce the number of individuals, families and small businesses that purchase insurance through us, which would materially harm our business, operating results and financial condition. Furthermore, cost and benefit information relating to the health insurance plans we sell will become more readily accessible, which could facilitate additional competition beyond the competition we would face from health insurance exchanges themselves. Various aspects of health care reform also could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower commissions, any of which would materially harm our business, operating results and financial condition.

The medical loss ratio requirements that are a part of health care reform will harm our business.

The federal Patient Protection and Affordable Care Act enacted in March 2010 and related amendments in the Health Care and Education Reconciliation Act of 2010 contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance are effective for calendar year 2011 and later years and, among other things, require health insurance companies to spend 80% of their premium revenue in each of their individual and small group businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85% and goes into effect in 2014. If a health insurance carrier fails to meet medical loss ratio requirements, the health insurance carrier is required to rebate a portion of its premium revenue to its members to make up for the difference.

Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These commission rate reductions have and will continue to significantly impact our business and operating results beginning in 2011. We previously estimated the amount by which our average individual and family plan base commission rate changed to be a decline from just over 10% of premium to just below 7%. The estimate of the change in the average rate was calculated by applying the changes in the first and subsequent year commission rates to our membership as of the end of the third quarter of 2010, as if all changes were effective immediately for all individual and family health insurance plan members. The commission rate changes applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new members approved in 2011 and thereafter. For the majority of members that were approved prior to the effective date of the commission rate changes, we continue to be paid commissions at the rates in effect prior to the changes. As a result, the new estimated average base commission rate is phasing in over time. We expect our overall individual and family health insurance commission rate structure to stabilize by early 2013 based on information currently available. Health insurance carriers may determine to further reduce our commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 14% and 13% of our total revenue in 2010 and 2011, respectively, from carriers owned by UnitedHealthcare. We derived 12% and 11% of our total revenue in 2010 and 2011, respectively, from carriers owned by WellPoint. We derived 17% and 8% of our total revenue in 2010 and 2011, respectively, from Aetna. We have several agreements that govern our sale of individual health insurance plans with these health insurance carriers. Many of them may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could harm our business, operating results and financial condition.

Our revenues and earnings may continue to decline.

We have recently experienced a significant reduction in the commission rates that health insurance carriers pay us on the individual and family health insurance plans that we sell. We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development, the development of our business selling

Medicare-related health insurance plans and the expansion of our technology licensing business to governmental entities. Our ability to resume revenue and earnings per share growth will be dependent upon a number of factors, including the success of our Medicare plan marketing and sales business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans, our ability to maintain our relationship with existing members within historical levels and our success in entering into relationships with government entities to perform services and license our technology for use in the implementation of health insurance exchanges and other health care reform-related endeavors. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

Our revenue will be adversely impacted if our membership does not grow or if the growth rate in our membership continues to decline. Although the number of total members increased in 2011 compared to 2010, and in 2010 compared to 2009, the rate of growth declined in 2011 compared to 2010, and declined in 2010 compared to 2009. The commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that our net addition of new members slows or we experience a reduction in the number of our members, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate. The commission rates we receive are impacted by a variety of other factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, our members’ states of residence, the laws and regulations in those jurisdictions and health care reform. Our commission rate per member has, and could in the future, decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

We may not be successful in our efforts to market and sell Medicare-related health insurance plans as a health insurance agent.

We recently determined to market the availability of Medicare-related health insurance plans using our ecommerce platforms, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these plans as Medicare plans. We market Medicare plans to Medicare-eligible individuals, who are predominately senior citizens over the age of 65. The sale of Medicare Advantage and Medicare Part D prescription drug plans are subject to an annual enrollment period during the fourth quarter of each year, when a substantial percentage of the annual sales of these plans occur. We do not have significant experience in marketing Medicare plans. The Medicare-related revenue we have generated is primarily referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. However, our strategy is to sell a greater percentage of these products directly as a health insurance agent using our websites and customer care centers.

We have a limited number of relationships with health insurance carriers to sell Medicare plans, and our Medicare plan related revenue is concentrated in a small number of health insurance carriers. The success of our entry into the market for Medicare plans as a health insurance agent will depend upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms. We may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carrier partners. For instance, a carrier may terminate our relationship. In addition, CMS has and will continue to penalize health insurance carriers for certain regulatory violations by not allowing them to market and sell Medicare plans for significant periods of time. Given the small number of our Medicare carrier relationships, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for this or any other reason, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. In addition, the agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, which would harm our business operating results and financial condition.

CMS must annually approve our websites and call center scripts for us to be able to generate Medicare plan leads and sell Medicare plans to those leads as a health insurance agent. Moreover, our PlanPrescriber website and PlanPrescriber’s pharmacy chain referral partner relationships are a significant source of our Medicare plan leads. Each of these Medicare plan lead sources uses Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS disapproves, or delays approval, of our websites or call center scripts, or does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan leads and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition.

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

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during any annual enrollment period were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of Medicare-related revenues and expenses and the fact that much of the sales of Medicare plans occur during this period.

Our ability to sell Medicare-related health insurance plans as a health insurance agent is dependent upon our ability to timely hire, train and retain licensed health insurance agents.

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents. In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the state in which they are selling the plan and certified and appointed with the health insurance carrier that offers the plan in each state that the Medicare-related health insurance product is being sold. Because the vast majority of

Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time. We must also ensure that these employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We may not be successful in timely hiring a sufficient number of additional licensed agents for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners. If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

Factors beyond our control may negatively impact our ability to market and sell Medicare plans.

We determined to enter into the Medicare plan market because we believe the number of individuals becoming eligible for Medicare is increasing and these individuals are increasingly using the Internet to shop for health insurance plans. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, portions of health care reform impose significant changes to original Medicare and the Medicare Advantage program by, among other things, increasing the benefits original Medicare provides, reducing payments to Medicare Advantage plans and imposing medical loss ratio requirements for Medicare Advantage plans. In the event health care reform or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or cause a reduction in the amount paid to agents in connection with the sale of these plans, our business operating results and financial condition could be harmed.

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and any noncompliance with them could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships with pharmacy chains have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. Due to changes in CMS guidance or enforcement or interpretation of existing guidance, or as a result of new regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. As a result, the progress of our Medicare opportunity could be slowed or we could be prevented from operating aspects of our

Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of assets acquired in our PlanPrescriber acquisition.

The impact that health care reform legislation will have on the market for Medicare plans is unclear, but it could change demand for Medicare plans, the way these plans are delivered, the commissions that carriers pay to health insurance agents in connection with their sale or could adversely impact us in other ways. In the event that laws and regulations adversely impact our ability to market the availability of any type of Medicare plan on our ecommerce platform, or the amounts that health insurance agents are paid for selling these plans, our business, operating results and financial condition would be harmed.

Our Medicare-related health insurance plan lead referral revenue may decline.

One of our strategies is to service a greater number of Medicare plan leads ourselves as a health insurance agent rather than refer them to third parties and generate referral revenue. As a result, we may experience a reduction in Medicare referral revenue in future periods, and we could experience a reduction in Medicare plan related revenue in the short term, as we recognize lead referral revenue at the time of delivery and sale of the leads to third parties, but we recognize commission revenue from the sale of Medicare plans for which we serve as an agent over the term of the sold policies. Our generation of Medicare plan lead referral revenue also is dependent upon many of the factors that could impact our ability to generate Medicare plan commission revenue, including our ability to generate Medicare plan leads, and is subject to other risks and uncertainties. For instance, we depend upon CMS to permit us to use Medicare plan data collected by CMS for significant aspects of our PlanPrescriber platform, which has generated the majority of our Medicare plan related leads, and we rely upon a single purchaser of Medicare plan related leads. We also generate a significant number of Medicare plan leads through a limited number of marketing partner relationships with pharmacy chains. A delay in our ability to use CMS plan data, the termination our relationship with our lead purchasing partner, the inability of our lead purchasing partner to pay for the leads we generate or the termination of our relationship with our marketing partners could harm our ability to generate Medicare plan lead referral revenue and our business, operating results and financial condition.

We have reduced our cost of acquisition and other expenses in connection with the sale of our individual and family health insurance plans, which may harm our operating results.

As a result of the reduction in the commission rates we receive for selling individual and family health insurance plans, we have reduced our marketing and advertising and other expenses in this area of our business, which has adversely impacted the number of individual and family health insurance plan approved members for which we will receive commission revenue. The maintenance of a lower cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application. As a result, we may not be successful in maintaining an acceptable individual and family health insurance cost of acquisition in the event we experience a decline in the rate at which visitors to our platform submit individual and family health insurance applications, which would harm our business, operating results and financial condition.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. We receive commissions and record related revenue for an individual, family, small business or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

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

We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both algorithmic listings and paid advertisements to attract consumers to our websites.

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

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us to their customers. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We also have relationships with marketing partners, including pharmacy chains, that promote our Medicare platforms to their customers. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines. For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools. Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, we would experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and call center, which would harm our business, operating results and financial condition and could result in a write-down of the value of assets acquired in our PlanPrescriber acquisition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

For individual, family and small business health insurance plans, health insurance carriers typically pay us a specified percentage of the premium amount on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for up to six years, or longer depending on carrier the arrangement, provided that the policy remains active with us. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. It is often difficult for us to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

Our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are selling health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2014. We have relationships with insurance companies to offer certain of those companies’ products throughout China. Additionally, we have entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, insurance laws and regulations in China are in a state of development, and the laws and regulations may change to prohibit our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is also dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract and retain qualified personnel and network security.

Our participation and success in the insurance market in China may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by insurance carriers or through another insurance agent. As a result, our success in selling insurance outside of China is dependent upon many factors, including our dependence on insurance carriers or the insurance agent for the products on our website, the agent’s relationship with insurance carriers and consumers, our relationship with the insurance carriers and agent, each of the agent’s and the insurance carriers’ ability to maintain licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the agent and the insurance carrier through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we will need to receive additional government licenses and approvals or enter into additional relationships and we may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

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

We also develop, host and maintain carrier dedicated Medicare plan websites through our sponsorship program. Our success in this aspect of our sponsorship program is dependent upon the same factors that could impact the rest of our sponsorship program. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related sponsorship revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related sponsorship revenue would be harmed by the termination of any of these sponsorship relationships. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan related sponsorship advertising. If we are not successful in generating Medicare plan related sponsorship revenue, our business operating results and financial condition could be harmed.

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

An element of our strategy is to license the use of our technology and provide services to government entities in connection with health care reform and its requirement that states establish health insurance exchanges. While we have been a party to a small number of government contracts as a prime contractor or as a subcontractor, we are new to government contracting. Generally, government contracts are offered through a competitive bidding process. A number of entities may compete for the award of any particular government contract or related subcontract, and we may not be able to outbid our competitors. Even if we are awarded a contract, unsuccessful bidders may protest or challenge the contract award, which could result in our losing the contract. Complicated rules apply to doing business with the federal and state governments, including without limitation procurement laws and regulations. In addition, socio-economic obligations, including various restrictions relating to those of our employees that may perform under the government contract, may accompany government contracts. These requirements may require us to restructure aspects of our operations to perform under a contract, which may be difficult or impossible. As a government contractor, we are subject to audits, cost reviews and investigations by oversight agencies. We may not be successful in our effort to enter into government contracts, and even if we are, we may face difficulty and unanticipated expense in adapting our platform and software, and complying with applicable laws, regulations and contractual requirements. If we are not successful in our government contracting efforts, our business, operating results and financial condition could be harmed. In addition, if we fail to comply with the terms of one or more of our government contracts or applicable laws and regulations, we could be suspended or barred from future government projects for a significant period of time, as well as face civil or criminal fines and penalties, which would harm our business, operating results and financial condition.

Government contracts that we have entered into for the use of our services or licensing the use of our technology have short terms. Our government contracts may not be renewed for any reason, including as a result of performance of the contract, competing solutions or a change in the governmental entity’s preferences. Furthermore, the contracts may be terminated as a result of our performance or as a result of the performance or actions of third parties involved in the contracts, such as a subcontractor or the prime contractor where we are a subcontractor. The termination or nonrenewal of any of our government contracts could harm our business, operating results and financial condition and make it more difficult to successfully bid on future government contracting opportunities.

We may not be able to adequately protect our intellectual property, which could harm our business and operating results.

We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage in the distribution of individual, family and small business health insurance. We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. Although we have applied for patents in the United States, they may not result in issued patents. We have not filed for protection of our intellectual property in any foreign jurisdiction other than China. We have Chinese-registered computer software copyrights for an internally-developed software system and a project management tool and have certain trademarks in China. We have not filed any patent applications in China. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents if issued, may be held invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected in China as they are in the United States. Any United States or other patents issued to us may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, operating results and financial condition would be materially harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

The vast majority of Medicare plans are sold in the fourth quarter of each year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated the majority of our Medicare plan-related revenue in the fourth quarter of the year. We significantly increased our temporary customer care center staff during the third quarter in preparation for the Medicare annual enrollment period. We employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. As a result, our customer care center staffing costs are significantly higher in the third and fourth quarters compared to the first and second quarters. We also incurred significantly greater Medicare plan-related online advertising expenses during the third and fourth quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and marketing expenses incurred in the third quarter have had a significant negative impact on our profitability during the third quarter.

Based on these seasonal trends, we expect our revenue to be highest in the fourth quarter of the year and we expect our profitability to be relatively higher in the second and fourth quarters and lower in the first and third quarters of the year.

Acquisitions could disrupt our business and harm our financial condition and operating results.

We may decide to acquire businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:

•

an acquisition may negatively impact our results of operations because it will require us to incur transaction expenses, and after the transaction, may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in the research and development tax credit laws, tax effects of share-based compensation or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, in October 2010, the state of California approved budget legislation which substantially limited the utilization of net operating losses. The new law did not affect the amount of net operating losses and tax credits that we expect to ultimately use to offset future California taxes, but limited the amount we could utilize in 2010 and 2011, resulting in our paying higher cash taxes. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed.

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

If we fail to comply with the numerous laws and regulations that are applicable to the sale of health insurance, our business and operating results would be harmed.

The sale of health insurance is heavily regulated by each state in the United States. For instance, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to that state. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 75% percent of our outstanding common stock as of December 31, 2011. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2011:

Location	Approximate Square Footage	Primary Use
Mountain View, California – East Middlefield Road and North Whisman Road	25,484	Corporate headquarters, marketing and advertising, technology and content and general and administrative

Gold River, California	38,897	Customer care and enrollment, technology and content and general and administrative

Xiamen, China	48,873	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

We lease all of the principal properties. In addition, we also lease office facilities in Salt Lake City, Utah, San Francisco, California and Maynard, Massachusetts for our customer care and enrollment, marketing and advertising, technology and content, and general and administrative personnel. All of our properties are fully used for current operations. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available in the future to accommodate the expansion of our operations, if necessary.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from regulators relating to various matters. We have also become, and may in the future become, involved in litigation in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 29, 2012, there were 55 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $15.03 per share on February 29, 2012 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
First Quarter 2011	$14.40	$11.64
Second Quarter 2011	$13.78	$12.43
Third Quarter 2011	$14.00	$11.97
Fourth Quarter 2011	$15.35	$12.97
Year 2011	$15.35	$11.64

	High	Low
First Quarter 2010	$18.88	$15.75
Second Quarter 2010	$15.75	$11.14
Third Quarter 2010	$12.91	$9.54
Fourth Quarter 2010	$15.93	$12.62
Year 2010	$18.88	$9.54

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2011, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2.3 million shares for approximately $30.0 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of December 31, 2011, we had repurchased 1.6 million shares for approximately $21.6 million at an average price of $13.29 per share including commissions. In February 2012, we completed this stock repurchase program, having repurchased in aggregate 2.2 million shares for approximately $30.0 million at an average price of $13.78 per share including commissions. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs during the years ended December 31, 2010 and 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2009	1,877,850	$15.97	$29,999
Repurchases of common stock during 2010	2,026,802	$12.93	26,204

Cumulative balance at December 31, 2010	3,904,652	$14.39	56,203
Repurchases of common stock during 2011	1,893,154	$13.39	25,354

Cumulative balance at December 31, 2011	5,797,806	$14.07	$81,557

(1)	Average price paid per share includes commissions

In addition to the 5,797,806 shares repurchased under our repurchase programs as of December 31, 2011, we have in treasury 96,025 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and 2011, we had a total of 3,956,128 shares and 5,893,831 shares, respectively, held in treasury.

The following table summarizes the stock repurchase activity for the three months ended December 31, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Amount of Shares that May Yet Be Repurchased
	(in thousands)
October 1, 2011—October 31, 2011	322,096	$13.92	322,096	$11,279
November 1, 2011—November 30, 2011	141,319	$14.85	141,319	$9,180
December 1, 2011—December 31, 2011	49,250	$14.99	49,250	$8,442

Total	512,665	$14.28	512,665

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index for the five-year period between December 31, 2006 and December 31, 2011, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
eHealth, Inc.	100.00	159.67	66.04	81.70	70.56	73.10
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
RDG Internet Composite	100.00	126.21	67.19	120.51	145.40	149.87

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenue:
Commission	$81,502	$100,839	$119,259	$135,366	$120,321
Other	6,289	10,872	15,631	25,038	31,327

Total revenue	87,791	111,711	134,890	160,404	151,648
Operating costs and expenses:
Cost of revenue	1,702	1,746	4,581	5,499	8,340
Marketing and advertising*	29,497	42,161	53,987	60,102	56,877
Customer care and enrollment*	12,137	14,379	14,769	17,810	22,898
Technology and content*	12,393	14,182	15,685	19,241	21,657
General and administrative*	16,046	17,983	20,028	24,055	26,593
Amortization of intangible assets	—	—	—	1,138	2,046

Total operating costs and expenses	71,775	90,451	109,050	127,845	138,411

Income from operations	16,016	21,260	25,840	32,559	13,237
Interest and other income (expense), net	5,287	3,714	938	9	(53)

Income before income taxes	21,303	24,974	26,778	32,568	13,184
Provision (benefit) for income taxes	(10,292)	10,806	11,431	15,086	6,460

Net income	$31,595	$14,168	$15,347	$17,482	$6,724

Net income per share:
Basic	$1.37	$0.57	$0.63	$0.76	$0.32
Diluted	$1.22	$0.55	$0.61	$0.73	$0.31
Weighted average number of shares used in per share amounts:
Basic	23,092	24,963	24,309	23,118	20,947
Diluted	25,797	25,954	25,201	23,873	21,703
* Includes stock-based compensation as follows:
Marketing and advertising	$218	$644	$803	$808	$962
Customer care and enrollment	138	266	325	384	344
Technology and content	611	898	1,194	1,622	1,669
General and administrative	539	1,686	2,513	3,581	4,121

Total	$1,506	$3,494	$4,835	$6,395	$7,096

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$121,514	$150,635	$153,523	$128,074	$123,607
Working capital	126,845	148,946	148,891	128,395	121,310
Total assets	147,453	168,755	169,708	185,845	177,945
Other non-current liabilities	252	628	2,997	3,451	3,920
Retained earnings (accumulated deficit)	(32,060)	(17,892)	(2,545)	14,937	21,661
Total stockholders’ equity	135,894	154,979	151,451	162,197	155,674

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading online source of health insurance for individuals, families and small businesses. Through our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, Medicare-related, small business, short-term and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

We have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse member acquisition programs, obtaining necessary regulatory approvals of our websites and establishing relationships and appointments with over 180 leading insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platform can be accessed directly through our website as well as through our network of marketing partners.

We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family, Medicare and small business health insurance policies are purchased through our ecommerce platform. Commission revenue represented 88%, 84% and 79% of total revenue for the years 2009, 2010 and 2011, respectively. The commission payments we receive are typically a percentage of the premium on an individual, family or small business health insurance policy that we sold and are typically made to us on a monthly basis for as long as a policy remains active with us.

We began actively marketing the availability of Medicare-related health insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). In April 2010, we acquired PlanPrescriber, Inc., a privately-held provider of online tools to help Medicare-eligible individuals navigate Medicare health insurance options. Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans sold by us are typically fixed and are earned over a period of up to six years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually. Medicare commissions we receive are included in commission revenue.

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels; and medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders. While many aspects of health care reform do not become effective until 2014, health insurance carriers have been required to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. The implementation of the medical loss ratio requirements by insurance carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011.

We derive revenue from our online sponsorship advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. We also offer Medicare sponsorship services, which allow Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

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

The Medicare revenue we have generated also includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. Although we expect to continue to sell Medicare leads to third parties in the future, we intend to perform services for an increasing number of our Medicare leads ourselves as a health insurance agent. To the extent that we do so, we will be entitled to receive commissions rather than a one-time referral fee.

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through us. Commissions for individual, family and small business health insurance policies sold by us generally represent a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates can vary based upon the amount of time that the policy has been active, with commission rates for individual and family plans typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our commission revenue is recurring in nature.

Our individual and family health insurance plan commission revenue was adversely impacted in 2011 due to the reduction in the commission rates that we are paid on new policies as a result of our selling individual and family health insurance plans subsequent to the implementation of the new medical loss ratio requirements beginning in 2011. Commission rate changes due to the implementation of the new medical loss ratio requirements applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new individual and family plan members approved in 2011 and thereafter. We define a member as an individual covered by an insurance plan for, including individual, family, Medicare-related, small business, short-term and ancillary plans, which we are entitled to receive compensation. For the majority of individual and family plan members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall individual and family health insurance commission rate structure is phasing in as the number of members approved after the commission rate changes becomes a greater proportion of our individual and family plan membership. Although we expect our overall individual and family health insurance commission rate structure to stabilize by early 2013, our actual future commission rates will depend on the mix between individual and family plan members approved prior to the commission rate changes and those approved after the changes, the number of existing and new Medicare plan members, and the mix of new approved members by state, health insurance carrier and type of health plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and sponsorship advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements.

During 2011, the number of applications submitted through us for individual and family health insurance declined 14% compared to 2010. Partially offsetting this decline was an increase in the number of individuals per approved application for individual and family health insurance during 2011. The number of individuals approved for individual and family health insurance declined 12% in 2011 compared to 2010. Additionally, an increase in the number of individuals approved for Medicare insurance and other ancillary products during 2011 partially offset the decline in the number of individuals approved for individual and family health insurance.

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

We generally recognize individual, family and small business health insurance plan revenue when commissions are reported to us by a health insurance carrier, net of an estimate for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly after the end of the accounting period. If the second corroborating communication is not received shortly after the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate forfeitures payable to carriers. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 91%, 91% and 86% of our commission revenue in the years ended December 31, 2009, 2010 and 2011, respectively. Major medical individual and family health insurance plans do not include small business, short-term major medical, stand-alone dental, life, student and Medicare-related health insurance plan offerings.

We began actively marketing the availability of Medicare-related insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Beginning in the fourth quarter of 2010, we began to offer online application capabilities for certain Medicare plans and, through our customer care centers in Gold River, California, Salt Lake City, Utah and Maynard, Massachusetts, we offer telephonic enrollment capabilities for Medicare-related insurance plans as well as other health insurance plans, including individual and family health insurance plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers once the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in accounts receivable in the accompanying balance sheets. We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectibility is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year. We expect to recognize a majority of our first year Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the fourth quarter of each year as a result of the Medicare annual enrollment period, which occurs in the fourth quarter of each year. Additionally, we expect to recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as policies sold during the annual enrollment period typically renew on January 1 of each year.

We expect commission revenue to increase in absolute dollars in 2012 compared to 2011, primarily as a result of an increase in Medicare-related commission revenue.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from generating and delivering leads, primarily for Medicare plans, from licensing the use of our ecommerce technology and from our online sponsorship and advertising program.

Online Sponsorship Advertising. We derive revenue from our online sponsorship advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. We also offer sponsorship services for our Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

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

We license our technology for use by government agencies and we are currently marketing our ecommerce technology to states implementing health insurance exchanges as a result of health care reform legislation. In our government systems business, which may also include information services, we may earn a combination of fixed license fees and time- and materials-based fees or we may be paid performance-based fees.

Medicare Lead Referral. Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com) enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. The majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year, when we generate and sell the majority of our Medicare leads. Although we expect to continue to sell Medicare leads to a single lead purchaser in the future, we intend to perform services for a greater number of our Medicare leads ourselves as a health insurance agent. To the extent that we do so, we will be entitled to receive commissions rather than a one-time referral fee.

We expect other revenue to be similar in absolute dollars in 2012 compared to 2011.

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

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the years ended December 31, 2009, 2010 and 2011, applications submitted through us for individual and family health insurance from our direct channel constituted 42%, 43% and 44%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the years ended December 31, 2009, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32%, 29% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the years ended December 31, 2009, 2010 and 2011, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 26%, 28% and 24%, respectively, of all individual and family health insurance applications submitted on our website.

In additional to our member acquisition channels, we have acquired both individual and family plan and Medicare plan members through agreements with certain business development partners, whereby these partners have transferred certain of their existing individual and family plan and Medicare plan members to us as the broker of record on the underlying policies.

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

Cost of revenue also includes direct labor and other direct costs incurred in connection with our government systems activities. Initial direct labor and other direct costs incurred prior to the availability of our technology for use by a government agency were deferred and included in prepaid expenses and other current assets in our consolidated balance sheet and were amortized to cost of revenue from the date our technology was available for use by the government agency in October 2010 to the end of the initial one-year term of the contract in July 2011. Direct labor and other direct costs incurred subsequent to the availability of our technology for use by the government agency are recognized as cost of revenue as incurred. The term of this contract expired in January 2012.

Additionally, cost of revenue includes the amortization of consideration we paid to certain brokers in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers have included both individual and family plan members as well as Medicare plan members. In November 2010, we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies for arrangement consideration totaling $3.3 million. In May 2011 and October 2011, we entered into similar agreements with the same partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. Total consideration was $3.1 million and $1.2 million for the May 2011 and October 2011 arrangements, respectively. All book of business transfers are being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement.

We expect cost of revenue to decrease in absolute dollars in 2012 compared to 2011 due to a decrease in direct labor and other direct costs incurred in connection with the expiration of the contract with the federal government in January 2012, partially offset by an increase in amortization of the consideration we paid in connection with the transfer of certain Medicare members to us from a partner.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of such search engine advertising. For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising performed during the Medicare annual enrollment period in the fourth quarter of 2011, we experienced a significant increase in online advertising expenses during the fourth quarter of 2011 compared to other quarters in 2011. We also increased our discretionary Medicare plan-related online advertising spending in the third and fourth quarters of 2011, compared to first and second quarters, in conjunction with the Medicare annual enrollment period in the fourth quarter of 2011. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2011. We expect these seasonal patterns to occur in 2012.

We expect our marketing and advertising expenses to increase in absolute dollars in 2012 compared to 2011 due to an increase in our Medicare-related online marketing and advertising expenditures during 2012, including paid keyword search advertising.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In the second half of 2011, we began hiring, training and obtaining health insurance licenses and health insurance carrier appointments for additional employees in our customer care centers to service the increase in the volume of Medicare leads we received in the fourth quarter of 2011 as a result of the Medicare annual enrollment period. Most of these additional customer care center employees were temporary and their employment ended after the conclusion of the Medicare annual enrollment period in December 2011. As a result of our temporary customer care center staffing requirements, we expect our customer care and enrollment costs to be higher in the third and fourth quarters of each year compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarter have had a significant negative impact on our profitability during the third quarter. We expect this seasonal pattern to occur in 2012.

We expect customer care and enrollment expenses to increase in absolute dollars in 2012 compared to 2011 as a result of additional personnel we expect to hire to service the expected increase in the volume of Medicare demand in 2012 and due to an increase in expenditures to develop and expand our Medicare plan sales capabilities.

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

We expect technology and content expenses to remain relatively flat in absolute dollars in 2012 compared to 2011.

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

We expect our general and administrative expenses to decline in 2012 compared to 2011 due primarily to a decrease in government affairs expenses.

Amortization of Intangible Assets

Intangible assets with finite useful lives, which include acquired technology, acquired pharmacy and customer relationships, trade names, trademarks and website addresses, are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. As a result of the streamlining of a legacy software product, we assessed the impairment of an intangible asset in the fourth quarter of 2011 and, as a result, we recorded an impairment charge of $0.3 million related to the intangible asset. The impairment charge is included in amortization of intangible assets on the consolidated statements of income and comprehensive income.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2010 and 2011:

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
Key Metrics:	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating cash flows (1)	$3,093,000	$8,164,000	$5,611,000	$3,641,000	$6,775,000	$7,816,000	$5,413,000	$2,537,000
IFP submitted applications (2)	135,600	117,200	143,200	111,200	119,000	101,600	114,800	103,200
IFP approved members (3)	114,200	93,400	117,300	94,200	101,800	87,600	95,400	85,500
Total approved members (4)	144,400	122,700	152,800	128,300	141,000	124,400	140,300	139,600
Commission revenue (5)	$31,773,000	$31,872,000	$32,040,000	$39,681,000	$30,760,000	$30,079,000	$28,206,000	$31,276,000
Commission revenue per estimated member for the period (6)	$42.84	$42.21	$41.78	$50.97	$38.95	$37.47	$34.94	$38.47
Total revenue (7)	$35,989,000	$36,256,000	$37,451,000	$50,708,000	$37,555,000	$36,186,000	$34,787,000	$43,120,000
Total revenue per estimated member for the period (8)	$48.53	$48.02	$48.84	$65.13	$47.55	$45.08	$43.09	$53.04

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	As of March 31, 2010	As of June 30, 2010	As of September 30, 2010	As of December 31, 2010	As of March 31, 2011	As of June 30, 2011	As of September 30, 2011	As of December 31, 2011
IFP estimated membership (9)	661,000	660,500	679,500	680,900	693,400	688,100	683,400	675,000
Total estimated membership (10)	755,200	754,900	778,800	778,300	801,200	804,100	810,400	815,500

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Marketing and advertising expenses (11)	$14,818,000	$13,883,000	$16,094,000	$15,307,000	$12,909,000	$11,668,000	$13,826,000	$18,474,000
Marketing and advertising as a percentage of total revenue (12)	41%	38%	43%	30%	34%	32%	40%	43%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	43%	44%	43%	45%	43%	45%	44%	43%
Marketing partners (14)	27%	28%	30%	29%	32%	32%	33%	33%
Online advertising (15)	30%	28%	27%	26%	25%	23%	23%	24%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP plans for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term, stand-alone dental, life, student or Medicare-related health insurance plans.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all plans, including Medicare plans, reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Commission revenue (from all sources) recognized during the period from the consolidated statements of operations.
(6)	Calculated as commission revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(7)	Total revenue (from all sources) recognized during the period from the consolidated statements of operations.
(8)	Calculated as total revenue recognized during the period (see note (7) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(9)	Estimated number of members active on IFP insurance policies as of the date indicated.
(10)	Estimated number of members active on all insurance policies, including Medicare policies, as of the date indicated.
(11)	Marketing and advertising expenses for the period from the consolidated statements of operations.
(12)	Calculated as marketing and advertising expenses for the period (see note (11) above) divided by total revenue for the period (see note (7) above).
(13)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(14)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(15)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies other than small business insurance policies as of a specific date by taking the sum of (i) the number of members for whom we have received a commission payment for the month that is six months (or three months in the case of Medicare, short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over, as applicable, the three-month or six-month period); and (ii) the number of approved members over the six-month period (or three months in the case of Medicare, short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). We estimate the number of small business group members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Additionally, our carrier partners often do not communicate this information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, estimates for commission forfeitures, the assumptions used in determining stock-based compensation, the useful lives of intangible assets, fair value of intangible assets, goodwill, valuation allowance for deferred income taxes and provision for income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable and historically consistent. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

Commission Revenue

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance policies that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance plan, including individual, family, Medicare-related, small business, short-term and ancillary plans, for which we are entitled to receive compensation from an insurance carrier.

Commission Revenue—For individual, family, Medicare Supplement and small business plans, our compensation generally represents a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual, family and small business plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the policy. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectibility is reasonably assured when commission amounts have been reported to us by a carrier.

We recognize individual, family and small business commission override revenue when reported to us by a carrier based on the actual attainment of predetermined target sales levels or other objectives as determined by the carrier. Commission override revenue, which we recognize on the same basis as individual, family and small business commissions, is generally reported to us in a more irregular pattern than such commissions.

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the policy is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission payment beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we will a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in accounts receivable in the accompanying balance sheets. We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectibility is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

Certain commission amounts are subject to forfeiture when the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commissions payments for the remainder of the policy year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in other current liabilities in the accompanying balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of accounts receivable in the accompanying balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2010 and 2011 which had a material impact on our estimate for forfeitures. We do not expect our estimated forfeiture rates to materially change in 2012 compared to 2011.

We rely on health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenues, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from health insurance carriers by comparing such data to the database we maintain on our members. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because members on individual, family and small business policies typically terminate their policies by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. Also, some of our individual, family and small business members pay their premiums less frequently than monthly. This results in our having to identify underpayment or non-payment of commissions on a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us.

Other Revenue

Online Sponsorship Advertising—Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. We also offer Medicare sponsorship services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

Technology Licensing Revenue—Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

We began to license our technology to government agency customers and in 2010 we were awarded a contract from the federal government to provide technology and information services relating to the federal government’s healthcare reform website, which is a multiple element arrangement. We were not able to establish fair value for each element within the contract and, therefore, accounted for the entire contract as one unit of accounting. We deferred all revenue related to the contract until our technology was available for use by the federal government. Revenue was recognized on a straight-line basis from the date our technology was available for use by the federal government to the end of the initial one-year term of the contract in July 2011. The term of this contract expired in January 2012.

Medicare Lead Referral Revenue—The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. We sell our leads to a limited number of purchasers of our leads, and the majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. We recognize lead referral revenue when persuasive evidence of an arrangement exists, delivery of a lead has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a lead is delivered to the customer.

Deferred Revenue—Deferred revenue consists of deferred technology licensing implementation fees as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our federal government contract exceed the straight-line revenue recognized to date. We defer commission amounts that have been paid to us related to transactions where our services are complete, but where we cannot currently estimate future forfeitures related to those amounts.

Multiple-element Arrangements—In accordance with Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which was effective for us prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, we allocate revenue to all units of accounting within an arrangement with multiple deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method allocates any discount in an arrangement proportionally to each deliverable on the basis of each deliverable’s relative selling price. The relative selling price established for each deliverable is based on vendor-specific objective evidence of fair value (“VSOE”) if available, third-party evidence of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor third-party evidence is available. When used, the best estimate of selling price reflects our best estimates of what the selling prices of certain deliverables would be if they were sold regularly on a stand-alone basis. Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our technology licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition. The adoption of ASU 2009-13 did not have a material impact to our results of operations or financial position.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying consolidated statements of income and comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The weighted-average expected term for stock options granted during 2011 was calculated using historical option exercise behavior. Prior to 2011, the weighted-average expected term for stock options granted was calculated using the simplified method, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We estimate our expected volatility using a combination of our weighted-average implied volatility and our historical volatility. Prior to 2011, we estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2011, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future to the extent the number of equity awards issued and outstanding increases.

Goodwill and Intangible Assets

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

Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, trademarks and website addresses, are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

We first assess qualitative factors to determine whether it is “more likely than not” that the fair value of our reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We assess the impairment of goodwill annually. We assess the impairment of intangible assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Goodwill and intangible assets are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized.

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

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the years ended December 31, 2009, 2010 and 2011 (dollars in thousands):

	Year Ended December 31,
	2009		2010		2011
Revenue:
Commission	$119,259	88%	$135,366	84%	$120,321	79%
Other	15,631	12	25,038	16	31,327	21

Total revenue	134,890	100	160,404	100	151,648	100
Operating costs and expenses:
Cost of revenue	4,581	3	5,499	3	8,340	5
Marketing and advertising	53,987	40	60,102	37	56,877	38
Customer care and enrollment	14,769	11	17,810	11	22,898	15
Technology and content	15,685	12	19,241	12	21,657	14
General and administrative	20,028	15	24,055	15	26,593	18
Amortization of intangible assets	—	—	1,138	1	2,046	1

Total operating costs and expenses	109,050	81	127,845	80	138,411	91

Income from operations	25,840	19	32,559	20	13,237	9
Interest and other income (expense), net	938	1	9	0	(53)	(0)

Income before income taxes	26,778	20	32,568	20	13,184	9
Provision for income taxes	11,431	8	15,086	9	6,460	4

Net income	$15,347	11%	$17,482	11%	$6,724	4%

Operating costs and expenses include the following amounts related to stock-based compensation (in thousands):

	Year Ended December 31,
	2009	2010	2011
Marketing and advertising	$803	$808	$962
Customer care and enrollment	325	384	344
Technology and content	1,194	1,622	1,669
General and administrative	2,513	3,581	4,121

Total	$4,835	$6,395	$7,096

Years Ended December 31, 2009, 2010 and 2011

Revenue

The following table presents our commission revenue, other revenue and total revenue for the years ended December 31, 2009, 2010 and 2011 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change		Year Ended December 31, 2010	Change		Year Ended December 31, 2011
		$	%		$	%
Commission	$119,259	$16,107	14%	$135,366	$(15,045)	(11)%	$120,321
Percentage of total revenue	88%			84%			79%
Other	15,631	9,407	60%	25,038	6,289	25%	31,327
Percentage of total revenue	12%			16%			21%
Total revenue	$134,890	$25,514	19%	$160,404	$(8,756)	(5)%	$151,648

2011 compared to 2010—Commission revenue decreased $15.0 million, or 11%, in 2011 compared to 2010, due primarily to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers beginning in 2011 as a result of healthcare reform legislation. Additionally, commission revenue in 2010 was positively impacted by a one-time commission payment of $6.0 million, which we received from one of our health insurance carrier partners on a number of existing policies, for which we had provided all services. Partially offsetting the reduction in individual and family plan commission rates was an increase in Medicare-related commission revenue. Other revenue increased $6.3 million, or 25%, in 2011 compared to 2010, due primarily to an increase in Medicare-related health insurance product lead referral revenue and revenue we received related to our government systems business, which was partially offset by a decline in sponsorship advertising revenue.

2010 compared to 2009—Commission revenue increased $16.1 million, or 14%, in 2010 compared to 2009, primarily due to an increase in our membership. Our estimated membership increased approximately 7% to 778,300 at December 31, 2010 from 728,000 at December 31, 2009. Commission revenue also increased as a result of a one-time commission payment of $6.0 million, which we received from one of our health insurance carrier partners on a number of existing policies, for which we had provided all services. Other revenue increased $9.4 million, or 60%, in 2010 compared to 2009, primarily due to an increase in Medicare lead referral revenue and, to a lesser extent, revenues related to a technology licensing contract with the federal government.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the years ended December 31, 2009, 2010 and 2011 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change		Year Ended December 31, 2010	Change		Year Ended December 31, 2011
		$	%		$	%
Cost of revenue	$4,581	$918	20%	$5,499	$2,841	52%	$8,340
Percentage of total revenue	3%			3%			5%

2011 compared to 2010—Cost of revenue increased $2.8 million, or 52%, in 2011 compared to 2010, due primarily to an increase of $3.1 million in costs related to a technology licensing contract with the federal government, which began in the second half of 2010, and an increase of $0.7 million in amortization expense associated with the consideration paid in connection with several transactions in which we acquired broker of record status on a number of Medicare health insurance policies. These increases were partially offset by a decrease of $1.0 million in on-going revenue-sharing expense.

2010 compared to 2009—Cost of revenue increased $0.9 million, or 20%, in 2010 compared to 2009, due primarily to $1.9 million of costs we recognized related to a technology licensing contract with the federal government, partially offset by $0.6 million of amortization expense associated with the consideration paid in connection with a transaction in which we acquired broker of record status on a number of individual and family health insurance policies that were transferred to us and a decrease of $0.5 million in on-going revenue-sharing expense related to the transferred policies.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2009, 2010 and 2011 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change		Year Ended December 31, 2010	Change		Year Ended December 31, 2011
		$	%		$	%
Marketing and advertising	$53,987	$6,115	11%	$60,102	$(3,225)	(5)%	$56,877
Percentage of total revenue	40%			37%			38%

2011 compared to 2010—Marketing and advertising expenses decreased $3.2 million, or 5%, in 2011 compared to 2010 due to a decrease of $4.9 million in total online and other advertising expenses. We reduced our discretionary online and other advertising expenses in 2011 compared to 2010 in response to the reduction in individual and family health insurance plan commission rates. Additionally, fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website increased $0.7 million and compensation, benefits and other personnel costs increased $0.6 million associated with an overall increase in marketing and advertising personnel costs.

2010 compared to 2009—Marketing and advertising expenses increased $6.1 million, or 11%, in 2010 compared to 2009. This was primarily due to an increase in online advertising expenses of $7.4 million. Partially offsetting the increase in online advertising expenses was a decrease of $1.1 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website, due to a decrease in the number of applications submitted on our website through the marketing partner channel during 2010 compared to 2009.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2009, 2010 and 2011 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change		Year Ended December 31, 2010	Change		Year Ended December 31, 2011
		$	%		$	%
Customer care and enrollment	$14,769	$3,041	21%	$17,810	$5,088	29%	$22,898
Percentage of total revenue	11%			11%			15%

2011 compared to 2010—Customer care and enrollment expenses increased $5.1 million, or 29%, in 2011 compared to 2010, due primarily to a full year of incremental costs associated with our customer care center established in Salt Lake City, Utah in the second half of 2010, and to additional customer care center personnel hired in the second half of 2011 to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent during the Medicare annual enrollment period in the fourth quarter of 2011. As a result, compensation, benefits and other personnel costs increased $4.1 million, insurance licensing costs increased $0.3 million and facility costs increased $0.4 million in 2011.

2010 compared to 2009—Customer care and enrollment expenses increased $3.0 million, or 21%, in 2010 compared to 2009, primarily due to incremental compensation and benefits costs associated with the new customer care center we established in Salt Lake City, Utah and, to a lesser extent, with an increase in customer care center personnel servicing individual and family health insurance applications submitted through our website. As a result, compensation, benefits and other personnel costs increased $2.5 million and facility and operating costs increased $0.3 million in 2010.

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2009, 2010 and 2011 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change		Year Ended December 31, 2010	Change		Year Ended December 31, 2011
		$	%		$	%
Technology and content	$15,685	$3,556	23%	$19,241	$2,416	13%	$21,657
Percentage of total revenue	12%			12%			14%

2011 compared to 2010—Technology and content expenses increased $2.4 million, or 13%, in 2011 compared to 2010, due primarily to an increase of $2.0 million in compensation, benefits and other personnel costs primarily as a result of the inclusion of a full year of technology and content costs associated with our acquisition of PlanPrescriber during the second quarter of 2010. Additionally, facility and operating costs increased $0.4 million as a result of increases in rent and co-location services.

2010 compared to 2009—Technology and content expenses increased $3.6 million, or 23%, for 2010 compared to 2009. This increase was primarily due to an increase of $2.4 million in compensation, benefits and other personnel costs primarily as a result of our acquisition of PlanPrescriber, an increase of $0.5 million in annual maintenance fees related to our hardware and software and an increase of $0.4 million in stock-based compensation expense due to additional equity grants to employees in our technology and content departments.

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2009, 2010 and 2011 and dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change		Year Ended December 31, 2010	Change		Year Ended December 31, 2011
		$	%		$	%
General and administrative	$20,028	$4,027	20%	$24,055	$2,538	11%	$26,593
Percentage of total revenue	15%			15%			18%

2011 compared to 2010—General and administrative expenses increased $2.5 million, or 11%, in 2011 compared to 2010, due primarily to a $1.8 million increase in compensation, benefits and other personnel costs due to an increase in general and administrative personnel, primarily as a result of the inclusion of a full year of general and administrative costs associated with our acquisition of PlanPrescriber in April 2010. Additionally, lobbying expenses increased $1.2 million and stock-based compensation expense increased $0.5 million related to additional equity grants to general and administrative personnel and to members of our board of directors. These increases were partially offset by a decrease of $1.2 million in consulting fees.

2010 compared to 2009—General and administrative expenses increased $4.0 million, or 20%, in 2010 compared to 2009, primarily due to a $1.5 million increase in professional fees associated with consulting services, a $1.1 million increase in stock-based compensation expense due to additional equity grants to general and administrative personnel and to members of our board of directors, a $0.8 million increase in compensation and benefits costs due to an increase in general and administrative personnel, primarily as a result of our acquisition of PlanPrescriber, and $0.6 million of acquisition-related costs related to our purchase of PlanPrescriber.

Amortization of Intangible Assets

Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber in April 2010 increased from $1.1 million to $1.7 for the years ended December 31, 2011 and 2010, respectively, due to the recognition of a full year of intangible asset amortization expense in 2011 compared to eight months in 2010. As a result of the streamlining of a legacy software product, we assessed intangible assets for impairment in the fourth quarter of 2011 and recorded an impairment charge of $0.3 million related to certain acquired intangible assets. The impairment charge is included in amortization of intangible assets on the consolidated statements of income and comprehensive income.

Interest and Other Income (Expense), Net

The following table presents our interest and other income (expense), net, for the years ended December 31, 2009, 2010 and 2011 and the dollar and percentage change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change	Year Ended December 31, 2010	Change	Year Ended December 31, 2011
		$		$
Interest and other income (expense), net	$938	$(929)	$9	$(62)	$(53)
Percentage of total revenue	1%		0%		(0)%

Interest and other income, net, primarily consists of interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

2011 compared to 2010 and 2010 compared to 2009—Interest income decreased in 2011 compared to 2010, and in 2010 compared to 2009, due primarily to a decline in the average yield earned on our invested cash and marketable securities. The decline in the average yield we earned on our investments was due primarily to a general market decline in interest rates and, in 2010, was also impacted by the mix of investments we held during 2010. During 2010, we reduced our investments in higher-yielding marketable securities. Administrative bank fees, investment management fees and interest expense on our capital lease obligations partially offset interest earned on our invested cash and marketable securities in 2010 and more than offset interest earned on our invested cash in 2011.

Cash and cash equivalents decreased to $123.6 million at December 31, 2011 from $128.1 million at December 31, 2010 due primarily to $25.4 million used to repurchase 1.9 million shares of eHealth’s common stock during 2011, partially offset by $22.5 million of cash generated from operations.

Cash, cash equivalents and marketable securities decreased to $128.1 million at December 31, 2010 from $153.5 million at December 31, 2009 due primarily to $27.2 million of net cash used for the acquisition of PlanPrescriber in April 2010 and $26.2 million used to repurchase 2.0 million shares of eHealth’s common stock during 2010, partially offset by $20.5 million of cash generated from operations.

Provision for Income Taxes

The following table presents our provision for income taxes for the year ended December 31, 2009, 2010 and 2011 and the dollar change from the prior year (dollars in thousands):

	Year Ended December 31, 2009	Change	Year Ended December 31, 2010	Change	Year Ended December 31, 2011
		$		$
Provision for income taxes	$11,431	$3,655	$15,086	$(8,626)	$6,460
Percentage of total revenue	8%		9%		4%

2011 compared to 2010—In 2011, we recorded a provision for income taxes of $6.5 million, representing an effective tax rate of 49.0%. Our effective tax rate in 2011 was higher than our effective tax rate in 2010 of 46.3%, due primarily to an increase in non-deductible lobbying expenses.

2010 compared to 2009—In 2010, we recorded a provision for income taxes of $15.1 million, representing an effective tax rate of 46.3%. Our effective tax rate in 2010 was higher than our effective tax rate in 2009 of 42.7% due primarily to an increase in non-deductible lobbying expenses, the recognition of non-deductible acquisition-related costs incurred as a result of our purchase of PlanPrescriber and additional state tax expense resulting from adjusting state deferred tax assets for a reduction in California apportionment in 2010.

New California tax legislation in 2008 and again in 2010 limited our ability to utilize net operating loss and tax credit carry forwards to reduce our state income taxes payable in the years ended December 31, 2009, 2010 and 2011. Our cash outlay for federal and state taxes was $3.0 million, $2.6 million and $1.7 million in the years ended December 31, 2009, 2010 and 2011, respectively.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled $123.6 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. At December 31, 2010, our cash and cash equivalents totaled $128.1 million.

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2.3 million shares for approximately $30.0 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of December 31, 2011, we had repurchased 1.6 million shares for approximately $21.6 million at an average price of $13.29 per share including commissions. In February 2012, we completed this stock repurchase program, having repurchased in aggregate 2.2 million shares for approximately $30.0 million at an average price of $13.78 per share including commissions. The cost of the repurchased shares was funded from available working capital.

Stock repurchase activity under our stock repurchase programs during the years ended December 31, 2010 and 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2009 (1)	1,877,850	$15.97	$29,999
Repurchases of common stock during 2010	2,026,802	$12.93	26,204

Cumulative balance at December 31, 2010 (1)	3,904,652	$14.39	56,203
Repurchases of common stock during 2011	1,893,154	$13.39	25,354

Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557

(1)	Cumulative balances at December 31, 2009, 2010 and 2011 include shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 5,797,806 shares repurchased under our repurchase programs as of December 31, 2011, we have in treasury 96,025 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and 2011, we had a total of 3,956,128 shares and 5,893,831 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Net cash provided by (used in):
Operating activities	$30,086	$20,509	$22,541
Investing activities	30,675	(10,601)	(6,597)
Financing activities	(23,562)	(13,166)	(20,381)

The cash flow statement for 2011 includes a $10.3 million cash flow benefit from deferred income taxes, of which approximately $5.6 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and $4.7 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statements for 2011 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

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

2011—Our operating activities generated cash of $22.5 million during the year ended December 31, 2011 and consisted of net income of $6.7 million, increased by non-cash items of $12.4 million and cash provided by working capital and other activities of $3.4 million. Adjustments for non-cash items primarily consisted of $5.6 million of deferred income taxes, $7.1 million of stock-based compensation expense, $2.4 million of depreciation and amortization and $2.0 million of amortization of intangible assets, including $0.3 million of intangible asset impairment charges, partially offset by $4.7 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of a decrease of $3.4 million in accounts receivable, a decrease of $2.6 million in prepaid expenses and other current assets and an increase of $2.6 million in accrued marketing expenses, partially offset by a decrease of $2.5 million in deferred revenue, a decrease of $1.9 million in accounts payable and a decrease of $1.1 million in other current liabilities.

2010—Our operating activities generated cash of $20.5 million during the year ended December 31, 2010 and consisted of net income of $17.5 million, increased by non-cash items of $11.2 million and partially offset by cash used for working capital and other activities of $8.2 million. Adjustments for non-cash items primarily consisted of $14.3 million of deferred income taxes, $6.4 million of stock-based compensation expense, $2.2 million of depreciation and amortization and $1.1 million of amortization of intangible assets, partially offset by $12.8 million of excess tax benefits from stock-based compensation. Cash used for working capital and other activities primarily consisted of an increase of $8.1 million in accounts receivable primarily due to the seasonality of our Medicare revenue, a decrease of $3.0 million in other current liabilities, an increase of $1.1 million in prepaid expenses and other current assets and a decrease of $0.5 million in accounts payable, partially offset by an increase of $2.4 million in deferred revenue and an increase of $2.3 million in accrued compensation and benefits.

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

2011—Net cash used in investing activities of $6.6 million during 2011 was attributable to net cash paid of $4.2 million to a partner for transferring certain of its existing Medicare plan members to us as the broker of record on the underlying policies, and capital expenditures of $2.4 million.

2010—Net cash used in investing activities of $10.6 million during 2010 was attributable to net cash paid of $27.2 million in connection with the acquisition of PlanPrescriber, capital expenditures of $2.9 million and consideration of $2.5 million paid to a partner for transferring certain of its existing Medicare plan members to us as the broker of record on the underlying policies, partially offset by maturities of marketable securities of $22.1 million.

2009—Net cash provided by investing activities of $30.7 million during 2009 was attributable to maturities and sales of marketable securities of $73.9 million, partially offset by purchases of marketable securities of $40.6 million, capital expenditures of $1.4 million and consideration of $1.3 million paid to a partner in connection with customer transition and marketing agreements.

Financing Activities

2011—Net cash used in financing activities of $20.4 million during 2011 was due to $25.4 million used to repurchase 1.9 million shares of our common stock and $0.6 million used to net share settle equity awards, partially offset by $4.7 million of excess tax benefits from stock-based compensation and $0.9 million of proceeds received from the issuance of common stock pursuant to stock option exercises.

2010—Net cash used in financing activities of $13.2 million during 2010 was due to $26.2 million used to repurchase 2.0 million shares of our common stock and $0.6 million used to net share settle equity awards, partially offset by $12.8 million of excess tax benefits from stock-based compensation and $0.8 million of proceeds received from the issuance of common stock pursuant to stock option exercises.

2009—Net cash used in financing activities of $23.6 million during 2009 was due to $29.4 million used to repurchase 1.8 million shares of our common stock, partially offset by $5.0 million of non-cash excess tax benefits from stock-based compensation and $0.9 million of net proceeds received from the issuance of common stock pursuant to stock option exercises.

Future Needs

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of December 31, 2011 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2012	$3,587	$151	$3,738
2013	1,317	151	1,468
2014	874	75	949
2015	673	—	673
2016	691	—	691
Thereafter	1,189	—	1,189

Total	$8,331	$377	$8,708

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2010 and 2011, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2010	December 31, 2011
Cash (1)	$11,663	$17,256
Money market funds (2)	116,411	106,351

Total cash and cash equivalents	$128,074	$123,607

(1)	We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)	At December 31, 2010 and 2011 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable. We believe the potential for collection issues with any of our customers is minimal as of December 31, 2011. Accordingly, our estimate for uncollectible amounts at December 31, 2011 was not material.

Significant Customers

Substantially all revenue for the years ended December 31, 2009, 2010 and 2011 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in any of the years ended December 31, 2009, 2010 and 2011 are presented in the table below:

	Year Ended December 31,
	2009	2010	2011
UnitedHealthcare (1)	14%	14%	13%
WellPoint (2)	15%	12%	11%
Aetna	16%	17%	8%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(2)	Wellpoint includes other carriers owned by Wellpoint.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 14, 2012

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2010	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$128,074	$123,607
Accounts receivable	10,810	8,055
Deferred income taxes	5,347	4,622
Prepaid expenses and other current assets	4,361	3,377

Total current assets	148,592	139,661
Property and equipment, net	4,528	4,631
Deferred income taxes	3,119	3,390
Other assets	2,937	5,641
Intangible assets, net	12,573	10,526
Goodwill	14,096	14,096

Total assets	$185,845	$177,945

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,573	$2,391
Accrued compensation and benefits	7,523	7,904
Accrued marketing expenses	3,644	6,195
Deferred revenue	2,785	314
Other current liabilities	2,672	1,547

Total current liabilities	20,197	18,351
Non-current liabilities	3,451	3,920
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; 21,574,728 and 19,882,832 shares issued and outstanding at December 31, 2010 and 2011, respectively	26	26
Additional paid-in capital	203,231	215,364
Treasury stock, at cost: 3,956,128 and 5,893,831 shares at December 31, 2010 and 2011, respectively	(56,202)	(81,557)
Retained earnings	14,937	21,661
Accumulated other comprehensive income	205	180

Total stockholders’ equity	162,197	155,674

Total liabilities and stockholders’ equity	$185,845	$177,945

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2010	2011
Revenue:
Commission	$119,259	$135,366	$120,321
Other	15,631	25,038	31,327

Total revenue	134,890	160,404	151,648
Operating costs and expenses:
Cost of revenue	4,581	5,499	8,340
Marketing and advertising	53,987	60,102	56,877
Customer care and enrollment	14,769	17,810	22,898
Technology and content	15,685	19,241	21,657
General and administrative	20,028	24,055	26,593
Amortization of intangible assets	—	1,138	2,046

Total operating costs and expenses	109,050	127,845	138,411

Income from operations	25,840	32,559	13,237
Interest and other income (expense), net	938	9	(53)

Income before income taxes	26,778	32,568	13,184
Provision for income taxes	11,431	15,086	6,460

Net income	$15,347	$17,482	$6,724

Comprehensive income:
Net income	$15,347	$17,482	$6,724
Change in unrealized gain on marketable securities, net of taxes	(192)	(20)	—
Foreign currency translation adjustment	3	2	(25)

Total comprehensive income	$15,158	$17,464	$6,699

Net income per share:
Basic	$0.63	$0.76	$0.32
Diluted	$0.61	$0.73	$0.31
Weighted average number of shares used in per share amounts:
Basic	24,309	23,118	20,947
Diluted	25,201	23,873	21,703

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2008	25,095	$25	$173,095	(54)	$(639)	$(22)	$(17,892)	$412	$154,979
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	216	—	858	—	—	—	—	—	858
Stock-based compensation expense	—	—	4,815	—	—	—	—	—	4,815
Amortization of deferred stock-based compensation, net of adjustments for terminated employees	—	—	—	—	—	22	—	—	22
Excess tax benefits from stock-based compensation	—	—	4,979	—	—	—	—	—	4,979
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	(192)	(192)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3	3
Repurchase of common stock	—	—	—	(1,840)	(29,360)	—	—	—	(29,360)
Net income	—	—	—	—	—	—	15,347	—	15,347

Balance at December 31, 2009	25,311	25	183,747	(1,894)	(29,999)	—	(2,545)	223	151,451
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	220	1	236	—	—	—	—	—	237
Stock-based compensation expense	—	—	6,395	—	—	—	—	—	6,395
Excess tax benefits from stock-based compensation	—	—	12,853	—	—	—	—	—	12,853
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	2
Repurchase of common stock	—	—	—	(2,062)	(26,203)	—	—	—	(26,203)
Net income	—	—	—	—	—	—	17,482	—	17,482

Balance at December 31, 2010	25,531	$26	$203,231	(3,956)	$(56,202)	$—	$14,937	$205	$162,197

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	25,531	$26	$203,231	(3,956)	$(56,202)	$—	$14,937	$205	$162,197
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	246	—	347	—	—	—	—	—	347
Stock-based compensation expense	—	—	7,096	—	—	—	—	—	7,096
Excess tax benefits from stock-based compensation	—	—	4,690	—	—	—	—	—	4,690
Foreign currency translation adjustment	—	—	—	—	—	—	—	(25)	(25)
Repurchase of common stock	—	—	—	(1,938)	(25,355)	—	—	—	(25,355)
Net income	—	—	—	—	—	—	6,724	—	6,724

Balance at December 31, 2011	25,777	$26	$215,364	(5,894)	$(81,557)	$—	$21,661	$180	$155,674

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2010	2011
Operating activities
Net income	$15,347	$17,482	$6,724
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9,352	14,274	5,604
Depreciation and amortization	2,211	2,209	2,358
Amortization of intangible assets	—	1,138	2,046
Amortization and accretion on marketable securities, net	749	50	—
Stock-based compensation expense	4,835	6,395	7,096
Excess tax benefits from stock-based compensation	(4,979)	(12,853)	(4,690)
Deferred rent	(45)	(11)	(3)
Loss on disposal of property and equipment	16	9	38
Changes in operating assets and liabilities:
Accounts receivable	(290)	(8,146)	3,383
Prepaid expenses and other current assets	389	(1,062)	2,628
Other assets	358	43	(16)
Accounts payable	1,060	(459)	(1,948)
Accrued compensation and benefits	388	2,311	363
Accrued marketing expenses	717	(235)	2,551
Deferred revenue	(26)	2,356	(2,471)
Other current liabilities	4	(2,992)	(1,122)

Net cash provided by operating activities	30,086	20,509	22,541

Investing activities
Purchases of property and equipment	(1,433)	(2,948)	(2,407)
Acquisition of PlanPrescriber, net of cash acquired	—	(27,203)	—
Book of business transfers	(1,280)	(2,550)	(4,190)
Purchases of marketable securities	(40,550)	—	—
Sales of marketable securities	5,006	—	—
Maturities of marketable securities	68,932	22,100	—

Net cash provided by (used in) investing activities	30,675	(10,601)	(6,597)

Financing activities
Proceeds from exercise of common stock options	1,031	814	899
Cash used to net settle equity awards	(171)	(586)	(552)
Excess tax benefits from stock-based compensation	4,979	12,853	4,690
Repurchase of common stock	(29,360)	(26,203)	(25,355)
Principal payments in connection with capital leases	(41)	(44)	(63)

Net cash used in financing activities	(23,562)	(13,166)	(20,381)

Effect of exchange rate changes on cash and cash equivalents	4	(7)	(30)

Net increase (decrease) in cash and cash equivalents	37,203	(3,265)	(4,467)
Cash and cash equivalents at beginning of period	94,136	131,339	128,074

Cash and cash equivalents at end of period	$131,339	$128,074	$123,607

Supplemental disclosure of non-cash activities
Book of business transfers	$—	$—	$902

Capital lease obligations incurred	$—	$—	$71

Supplemental disclosure of cash flows
Cash paid for interest	$20	$15	$16

Cash paid for income taxes, net of refunds	$2,999	$2,577	$1,718

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) offers Internet-based health insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to compare and purchase health insurance plans from health insurance carriers across the nation. We began actively marketing the availability of Medicare-related insurance plans during 2010 and we offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

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

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, fair value of intangible assets, estimates for commission forfeitures, valuation allowance for deferred income taxes, provision for income taxes, our assessment whether internal use software and website development costs will result in additional functionality and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value.

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of PlanPrescriber—In April 2010, we acquired PlanPrescriber, Inc., formerly Experion Systems, Inc., a privately-held company. PlanPrescriber is a leading provider of online tools that help Medicare eligible individuals navigate their Medicare health insurance options. See Note 2—Acquisition of PlanPrescriber, Inc. for additional information.

Goodwill and Intangible Assets—Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business acquisition. We do not amortize goodwill but test for impairment on an annual basis on or about November 30 of each year and whenever events or changes in circumstances indicate a reduction in its fair value below its carrying amount.

Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, trademarks and website addresses, are amortized over their estimated useful lives and are reviewed for impairment annually on or about November 30 of each year or when facts or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date.

Goodwill and intangible assets are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized.

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives in the fourth quarter of 2011 and determined no adjustments to the remaining lives were required.

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. We adopted this guidance in the fourth quarter of 2011.

Other Long-Lived Assets—We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No other long-lived assets were deemed impaired during the three-year period ended December 31, 2011.

Book of Business Transfers—In November 2010, May 2011 and October 2011, we entered into agreements with a partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies in exchange for total consideration of $3.3 million, $3.1 million and $1.2 million, respectively, which is included in prepaid expenses and other current assets and other assets in the

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accompanying balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to cost of revenue in the consolidated statements of income and comprehensive income as we recognize commission revenue related to the transferred Medicare plan members, over a period of up to five years. Amortization expense recorded to cost of revenue for these books of businesses for the years ended December 31, 2010 and 2011 totaled $10 thousand and $0.7 million, respectively. Cash consideration paid in connection with the book of business transfers are presented under investing activities in the consolidated statements of cash flows as purchase of other assets. In 2011, we offset a portion of the total consideration against outstanding accounts receivable from the partner. This amount is included in the supplemental disclosure of non-cash activities in the consolidated statements of cash flows.

Revenue Recognition—We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance policies that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance plan, including individual, family, Medicare-related, small business, short-term and ancillary plans, for which we are entitled to receive compensation from an insurance carrier. We use the data supplied to us by insurance carriers to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations.

Commission Revenue—For individual, family, Medicare Supplement and small business plans, our compensation generally represents a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual, family and small business plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the policy. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectibility is reasonably assured when commission amounts have been reported to us by a carrier.

We recognize individual, family and small business commission override revenue when reported to us by a carrier based on the actual attainment of predetermined target sales levels or other objectives as determined by the carrier. Commission override revenue, which we recognize on the same basis as individual, family and small business commissions, is generally reported to us in a more irregular pattern than such commissions.

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the policy is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission payment beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we will record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in accounts receivable in the accompanying balance sheets. We generally continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectibility is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

Commissions for all health insurance plans we sell are reported to us by a commission statement that is usually accompanied with a cash payment. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

Certain commission amounts are subject to forfeiture when the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commissions payments for the remainder of the policy year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in other current liabilities in the accompanying balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of accounts receivable in the accompanying balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2010 and 2011 which had a material impact on our estimate for forfeitures.

We rely on health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenues, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from health insurance carriers by comparing such data to the database we maintain on our members. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because members on individual, family and small business policies typically terminate their policies by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. Also, some of our individual, family and small business members pay their premiums less frequently than monthly. This results in our having to identify underpayment or non-payment of commissions on

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us.

Sponsorship Revenue—Our sponsorship advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and a performance-based fee based on metrics such as submitted health insurance applications. We offer sponsorship services for our Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

Technology Licensing Revenue—Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

We have begun to license our technology to government agency customers and in 2010 we were awarded a contract from the federal government to provide technology and information services relating to the federal government’s healthcare reform website, which is a multiple element arrangement. We were not able to establish fair value for each element within the contract and, therefore, accounted for the entire contract as one unit of accounting. We deferred all revenue related to the contract until our technology was available for use by the federal government. Revenue was recognized on a straight-line basis from the date our technology was available for use by the federal government to the end of the initial one-year term of the contract in July 2011. The term of this contract expired in January 2012.

Medicare Lead Referral Revenue—Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. We sell our leads to a limited number of purchasers of our leads, and the majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year, when we generate and sell the majority of our Medicare leads. We recognize lead referral revenue when persuasive evidence of an arrangement exists, delivery of a lead has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a lead is delivered to the customer.

Deferred Revenue—Deferred revenue consists of deferred technology licensing implementation fees as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our federal government contract exceed the straight-line revenue recognized to date. We defer commission amounts that have been paid to us related to transactions where our services are complete, but where we cannot currently estimate future forfeitures related to those amounts.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiple-element Arrangements—In accordance with Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which was effective for us prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, we allocate revenue to all units of accounting within an arrangement with multiple deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method allocates any discount in an arrangement proportionally to each deliverable on the basis of each deliverable’s relative selling price. The relative selling price established for each deliverable is based on vendor-specific objective evidence of fair value (“VSOE”) if available, third-party evidence of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor third-party evidence is available. When used, the best estimate of selling price reflects our best estimates of what the selling prices of certain deliverables would be if they were sold regularly on a stand-alone basis. Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our technology licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition. The adoption of ASU 2009-13 did not have a material impact to our results of operations or financial position.

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

Cost of Revenue—Cost of revenue consists of payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements Cost of revenue also includes direct labor and other direct costs incurred in connection with our government systems business, as well as the amortization of consideration we paid to certain brokers in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers have included both individual and family plan members as well as Medicare plan members. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized. Initial direct labor and other direct costs incurred in connection with our contract with the federal government, but prior to the availability of our technology for use by the federal government, were deferred and included in prepaid expenses and other current assets in our consolidated balance sheet and were amortized to cost of revenue from the date our technology was available for use by the federal government to the end of the initial one-year term of the contract in July 2011.

Costs associated with revenue-sharing of commissions with partners have been included in cost of revenue.

Marketing and Advertising—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management,

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of costs for television advertising, radio advertising, print advertising, direct mail and email marketing. We report the cost of advertising as expense in the period in which costs are incurred. Advertising costs incurred in the years ended December 31, 2009, 2010 and 2011 totaled $49.3 million, $53.9 million and $49.2 million, respectively.

Research and Development—Research and development expenses consist primarily of compensation and related expenses incurred for enhancements to the functionality of our website. Research and development costs, which totaled $5.2 million, $6.4 million and $7.3 million for the years ended December 31, 2009, 2010 and 2011, respectively, are included in technology and content expense in the accompanying consolidated statements of income and comprehensive income.

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. Through December 31, 2011, the majority of our internal-use software and website development costs have been expensed as incurred.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying consolidated statements of income and comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock-based awards is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted during 2011 was calculated using historical option exercise behavior. Prior to 2011, the weighted-average expected term for stock options granted was calculated using the simplified method, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We estimate our expected volatility using a combination of our weighted-average implied volatility and our historical volatility. Prior to 2011, we estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2011, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions will significantly impact the valuation of such instruments.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan—In September 1998, our board of directors adopted a defined contribution retirement plan (401(k) Plan), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Company contributions to the 401(k) Plan are discretionary and are expensed when incurred. In April 2006, we began matching employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 1% of the employee’s salary during such pay period. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service.

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

We utilize a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

We record interest and penalties related to uncertain tax positions as income tax expense in the consolidated financial statements.

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

The vast majority of Medicare plans are sold in the fourth quarter of each year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated the majority of our Medicare plan-related revenue in the fourth quarter of the year. We significantly increased our temporary customer care center staff during the third quarter in preparation for the Medicare annual enrollment period. We employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. As a result, our customer care center staffing costs are significantly higher in the third and fourth quarters compared to the first and second quarters. We also incurred significantly greater Medicare

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan-related online advertising expenses during the third and fourth quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and marketing expenses incurred in the third quarter have had a significant negative impact on our profitability during the third quarter.

Based on these seasonal trends, we expect our revenue to be highest in the fourth quarter of the year and we expect our profitability to be relatively higher in the second and fourth quarters and lower in the first and third quarters of the year.

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

In December 2011, the FASB issued authoritative guidance to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will adopt the guidance beginning in the first quarter of 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2—Acquisition of PlanPrescriber, Inc.

On April 30, 2010, we acquired 100% of the outstanding common shares and voting interest of PlanPrescriber, Inc., formerly Experion Systems, Inc., a privately-held company. The purchase price totaled $28.0 million and was primarily paid in cash. PlanPrescriber is a leading provider of online and pharmacy-based tools to help Medicare eligible individuals navigate their Medicare health insurance options. PlanPrescriber is a wholly-owned subsidiary of eHealth. We recorded the purchase of PlanPrescriber using the acquisition method of accounting and we recognized the assets acquired and liabilities assumed at their fair values as of the date of acquisition. Under the acquisition method, the total purchase price was allocated to PlanPrescriber’s net tangible and intangible assets based upon their estimated fair values as of April 30, 2010. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The results of operations are included in our consolidated results of operations beginning with the date of the acquisition. Pro forma results of operations have not been presented because the effects of the acquisition of PlanPrescriber were not material to our consolidated results of operations.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of acquired accounts receivable approximates the contractual amount. We recognized $0.6 million of acquisition-related costs that were expensed as incurred during the year ended December 31, 2010. These costs were included in general and administrative expenses on the consolidated statements of income and comprehensive income.

Note 3—Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2010 and 2011, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2010 and 2011, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2009, 2010 and 2011.

Accounts Receivable—We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable at December 31, 2011. We believe the potential for collection issues with any of our customers is minimal as of December 31, 2011. Accordingly, our estimate for uncollectible amounts at December 31, 2011 was not material.

As of December 31, 2010 and 2011, our accounts receivable consisted of the following (in thousands):

	December 31, 2010	December 31, 2011
Accounts receivable—from other revenues	$10,672	$7,702
Commissions receivable	138	353

Total accounts receivable	$10,810	$8,055

Concentration of Credit Risk—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents and accounts receivable. We invest our cash and cash equivalents

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

As of December 31, 2010 and 2011, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2010	December 31, 2011
Cash	$11,663	$17,256
Money market funds	116,411	106,351

Total cash and cash equivalents	$128,074	$123,607

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2010	2011
Book of business transfers, net	$1,009	$1,659
Deferred contract costs, net	1,773	—
Prepaid maintenance contracts	464	495
Prepaid insurance	464	372
Other	651	851

Prepaid expenses and other current assets	$4,361	$3,377

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2010	2011
Computer equipment and software	$11,134	$11,465
Office equipment and furniture	1,462	1,606
Leasehold improvements	863	880

	13,459	13,951
Less accumulated depreciation and amortization	(8,931)	(9,320)

Property and equipment, net	$4,528	$4,631

Depreciation and amortization expense related to property and equipment totaled $2.2 million, $2.2 million and $2.4 million in the years ended December 31, 2009, 2010 and 2011, respectively.

Goodwill and Intangible Assets

As a result of the streamlining of a legacy software product, we assessed intangible assets for impairment in the fourth quarter of 2011 and recorded an impairment charge of $0.3 million related to certain acquired intangible assets. The impairment charge is included in amortization of intangible assets on the consolidated statements of income and comprehensive income.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts, accumulated amortization and weighted average remaining life of acquired intangible assets, as well as our other intangible website addresses and trademarks, are presented in the table below (dollars in thousands):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Useful Life
	December 31, 2010	Impairment	December 31, 2011	December 31, 2010	Amortization Expense	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2011
Acquired technology	$1,800	$(48)	$1,752	$(235)	$(353)	$(588)	$1,565	$1,164	3.3 years
Acquired pharmacy and customer relationships	10,700	(290)	10,410	(843)	(1,265)	(2,108)	9,857	8,302	6.6 years
Acquired trade names, trademarks and website addresses	900	—	900	(60)	(90)	(150)	840	750	8.4 years

Acquired intangible assets	13,400	(338)	13,062	(1,138)	(1,708)	(2,846)	12,262	10,216

Website Addresses	7	—	7	(3)	(1)	(4)	4	3	4.2 years

Total intangible assets subject to amortization	13,407	(338)	13,069	(1,141)	(1,709)	(2,850)	12,266	10,219

Trademarks	307	—	307	—	—	—	307	307	N.A.

Total intangible assets, net	$13,714	$(338)	$13,376	$(1,141)	$(1,709)	$(2,850)	$12,573	$10,526

During the years ended December 31, 2010 and 2011, amortization expense related to intangible assets totaled $1.1 million and $1.7 million, respectively.

As of December 31, 2011, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Purchased Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2012	$345	$1,180	$91	$1,616
2013	345	979	91	1,415
2014	345	979	91	1,415
2015	118	979	91	1,188
2016	5	979	91	1,075
Thereafter	6	3,206	298	3,510

Total	$1,164	$8,302	$753	$10,219

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2010	2011
Payable to carriers—estimate for forfeitures	$873	$927
Income taxes payable	802	—
Professional fees	671	324
Other accrued expenses	326	296

Other current liabilities	$2,672	$1,547

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

As of December 31, 2010 and 2011, our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Note 5—Stockholders’ Equity and Stock Plans

Stockholders’ Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2010 and 2011, there were no shares of preferred stock outstanding.

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

Shares Reserved—We issue common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2010	2011
Common stock:
Stock options issued and outstanding	3,491	3,412
Restricted stock units issued and outstanding	370	474
Stock options and awards available for future grants	3,283	3,870

	7,144	7,756

Stock Plans

Our 2006 Equity Incentive Plan (the “2006 Plan”) became effective in October 2006. As of December 31, 2011, we had 3,870,346 shares of our common stock available for future grants under the 2006 Plan. In general, if options or shares awarded under the 2006 Plan are forfeited or repurchased, those options or shares will again become available for grant under the 2006 Plan. In addition, on January 1 of each year, the number of shares available for future grant under the 2006 Plan will automatically increase by the lowest of (a) 1,500,000 shares, (b) 4% of the total number of shares of our common stock then outstanding or (c) a lower number determined by our board of directors or its compensation committee. Employees, non-employee members of our board of directors and consultants of our company are eligible to participate in our 2006 Plan. The 2006 Plan requires that the exercise price of stock options and stock appreciation rights awarded shall in no event be less than 100% of the fair market value of a share of common stock on the date of grant.

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant. As of December 31, 2011, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

In the first half of 2011, we issued restricted stock units representing 115,080 shares of common stock with both service and performance-based vesting criteria to our executive officers. The performance-based contingency period for these restricted stock units is the year ended December 31, 2011, and the measurement of achievement was based on our 2011 revenue, non-GAAP operating earnings and EBITDA results. These

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance-based restricted stock units were granted pursuant to the terms of our 2006 Plan. Shares earned and eligible to vest will vest one-third annually in 2012, 2013 and 2014.

The following table summarizes shares available for grant under our Stock Plans (in thousands):

Shares Available for Grant (1)
Shares available for grant December 31, 2008	2,714
Reduction in number of authorized shares (2)	(17)
Additional shares authorized (3)	1,002
Restricted stock units granted	(215)
Options granted	(407)
Options cancelled	74
Restricted stock units and awards cancelled	13

Shares available for grant December 31, 2009	3,164
Reduction in number of authorized shares (2)	(19)
Additional shares authorized (3)	937
Restricted stock units granted	(132)
Options granted	(836)
Options cancelled	139
Restricted stock units cancelled	30

Shares available for grant December 31, 2010	3,283
Reduction in number of authorized shares (2)	(5)
Additional shares authorized (3)	863
Restricted stock units granted (4)	(323)
Options granted	(278)
Options cancelled	251
Restricted stock units cancelled (5)	79

Shares available for grant December 31, 2011	3,870

(1)	Shares available for grant exclude treasury stock of 3,956,128 shares and 5,893,831 shares at December 31, 2010 and 2011, respectively, that could be granted if we determined to do so.
(2)	The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our initial public offering in October 2006, resulting in reductions in the total number of shares authorized for issuance.
(3)	On January 1, 2009, 2010 and 2011, the number of shares authorized for issuance under the 2006 Plan was automatically increased pursuant to the terms of the 2006 Plan by 1,001,637 shares, 936,669 shares and 862,989 shares, respectively.
(4)	Includes a grant of 115,080 restricted stock units with both service and performance-based vesting criteria to our executive officers.
(5)	Includes 51,786 restricted stock units with both service and performance-based vesting criteria that were cancelled.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2008	2,725	$9.85	5.91	$15,878
Options granted	407	$15.89
Options exercised	(159)	$6.49
Options cancelled	(74)	$22.49

Balance outstanding at December 31, 2009	2,899	$10.56	5.16	$20,895
Options granted	836	$15.47
Options exercised	(105)	$7.76
Options cancelled	(139)	$15.60

Balance outstanding at December 31, 2010	3,491	$11.62	4.69	$16,349
Options granted	278	$12.93
Options exercised	(106)	$8.50
Options cancelled	(251)	$17.93

Balance outstanding at December 31, 2011	3,412	$11.36	3.80	$17,078

Vested and expected to vest at December 31, 2011	3,369	$11.32	3.77	$17,026
Exercisable at December 31, 2011	2,647	$10.34	3.29	$16,227

(1)	The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31 of each year presented in the table and the exercise price of in-the-money options as of those dates.

Total intrinsic value of stock options exercised during the years ended December 31, 2009, 2010 and 2011 was $1.4 million, $0.8 million and $0.6 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011 (in thousands, except per share amounts and weighted average remaining contractual life data):

	Outstanding		Vested and Exercisable
Exercise Price	Number of Shares of Common Stock Subject to Options	Weighted Average Remaining Contractual Life (in years)	Number of Shares of Common Stock Subject to Options	Weighted Average Exercise Price
$1.00 - $2.00	1,038	1.40	1,038	$2.00
$4.00 - $6.50	18	2.94	18	$5.41
$8.00 - $12.20	648	4.75	516	$9.65
$12.30 - $19.05	1,238	5.19	618	$16.10
$19.10 - $31.08	470	4.12	457	$22.42

$1.00 - $31.08	3,412	3.80	2,647	$10.34

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2008	231	1.73	$3,070
Granted	215
Vested	(60)
Cancelled	(3)

Balance outstanding as of December 31, 2009	383	1.47	$6,289
Granted	132
Vested	(115)
Cancelled	(30)

Balance outstanding as of December 31, 2010	370	2.22	$4,816
Granted (2)	323
Vested	(140)
Cancelled (3)	(79)

Balance outstanding as of December 31, 2011	474	1.92	$6,958

Expected to vest at December 31, 2011	421	1.90	$6,182

(1)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31 of each year presented in the table above multiplied by the number of restricted stock units outstanding on those dates.
(2)	Includes a grant of 115,080 restricted stock units with both service and performance-based vesting criteria to our executive officers.
(3)	Includes 51,786 restricted stock units with both service and performance-based vesting criteria that were cancelled.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The total grant date fair value of restricted stock units vested during the years ended December 31, 2010 and 2011 was $1.9 million and $1.8 million, respectively.

Stock Repurchase Programs

On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2.3 million shares for approximately $30.0 million at an average price of $13.06 per share including commissions. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of December 31, 2011,

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we had repurchased 1.6 million shares for approximately $21.6 million at an average price of $13.29 per share including commissions. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs during the years ended December 31, 2010 and 2011 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2009 (1)	1,877,850	$15.97	$29,999
Repurchases of common stock during 2010	2,026,802	$12.93	26,204

Cumulative balance at December 31, 2010 (1)	3,904,652	$14.39	56,203
Repurchases of common stock during 2011	1,893,154	$13.39	25,354

Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557

(1)	Cumulative balances at December 31, 2009, 2010 and 2011 include shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 5,797,806 shares repurchased under our repurchase programs as of December 31, 2011, we have in treasury 96,025 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2010 and 2011, we had a total of 3,956,128 shares and 5,893,831 shares, respectively, held in treasury.

Note 6—Stock-Based Compensation

The fair value of stock options granted to employees for the years ended December 31, 2009, 2010 and 2011 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2009	2010	2011
Expected term	4.6 years	4.6 years	4.6 years
Expected volatility	59.8%	52.5%	49.3%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.64%	2.25%	1.74%
Weighted average grant-date fair value	$7.93	$7.09	$5.51

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Common stock options	$3,055	$3,936	$3,712
Restricted stock units	1,756	2,459	3,384
Restricted common stock	24	—	—

Total stock-based compensation expense	$4,835	$6,395	$7,096

The following table summarizes stock-based compensation expense by operating function included in the consolidated statements of income and comprehensive income for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Marketing and advertising	$803	$808	$962
Customer care and enrollment	325	384	344
Technology and content	1,194	1,622	1,669
General and administrative	2,513	3,581	4,121

Total stock-based compensation expense	$4,835	$6,395	$7,096

The following table presents total unrecognized stock-based compensation expense as of December 31, 2011 related to stock options and restricted stock units granted to employees under our stock plans (in thousands):

As of December 31, 2011	Stock Options	Restricted Stock Units	Total
Unrecognized stock-based compensation expense	$4,884	$4,317	$9,201
Estimated forfeitures	(507)	(482)	(989)

Unrecognized stock-based compensation expense, net of estimated forfeitures	$4,377	$3,835	$8,212

Unrecognized stock-based compensation expense, net of estimated forfeitures, was $8.2 million as of December 31, 2011 and will be amortized on a straight-line basis over the remaining weighted average vesting term of the underlying equity awards which was approximately 2.9 years as of December 31, 2011. Unrecognized stock-based compensation will be adjusted for subsequent changes in estimated forfeitures.

Note 7—Income Taxes

The components of our income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
United States	$27,262	$33,226	$13,327
Foreign	(484)	(658)	(143)

Total	$26,778	$32,568	$13,184

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$6,732	$13,529	$5,179
State	2,746	3,259	828
Foreign	—	2	—

Total current	9,478	16,790	6,007

Deferred:
Federal	2,634	(1,917)	620
State	(681)	213	(167)

Total deferred	1,953	(1,704)	453

Provision for income taxes	$11,431	$15,086	$6,460

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	5.0	5.7	3.0
Lobbying	1.9	1.1	7.0
California apportionment change	—	2.0	—
Foreign income and withholding taxes	0.6	0.7	0.4
Research and development tax credits	(0.2)	(0.1)	(0.5)
Stock-based compensation	0.6	0.6	0.7
Other	(0.2)	1.3	3.4

Effective tax rate	42.7%	46.3%	49.0%

Our effective tax rates in 2010 and 2011 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses, tax shortfalls related to share-based payments, non-deductible acquisition-related costs incurred as a result of the purchase of PlanPrescriber and additional state tax expense resulting from an increase in valuation allowance against state deferred tax assets resulting from a reduction in California apportionment. Our effective tax rate in 2009 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments, partially offset by an income tax adjustment related to an increase in our deferred income tax assets resulting from a reduction in estimated limitations on both our federal and California net operating loss carry forwards.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards. Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2010	2011
Deferred tax assets:
Federal, state and foreign net operating loss carry forwards	$5,159	$4,234
Federal and state tax credit carry forwards	1,231	440
Stock-based compensation	3,365	4,795
Accruals and reserves	1,983	2,176
Other	1,846	751

Gross deferred tax assets	13,584	12,396
Valuation allowance	(694)	(651)

Total deferred tax assets	12,890	11,745
Deferred tax liabilities—intangible assets amortization	(4,424)	(3,733)

Total net deferred tax assets	$8,466	$8,012

Net deferred tax assets—current	$5,347	$4,622
Net deferred tax assets—non-current	3,119	3,390

Total net deferred tax assets	$8,466	$8,012

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

The net valuation allowance increased $0.4 million and decreased $0.4 million in the years ended December 31, 2009 and 2010, respectively, related to net operating carry forwards in China. The change in our net valuation allowance for the year ended December 31, 2011 was not material.

For tax return purposes, we had net operating loss carry forwards at December 31, 2011 of approximately $7.8 million and $72.9 million for federal income tax and state income tax purposes, respectively. Included in the state net operating loss carry forward are unrealized state net operating loss deductions resulting from stock option exercises of approximately $55.4 million. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2021 and 2012, respectively. The federal net operating loss carry forward is subject to an annual limitation of approximately $2.5 million due to section 382 of the Internal Revenue Code. Approximately $2.9 million of the state net operating loss carry forward is subject to an annual limitation of approximately $0.2 million due to section 382 of the Internal Revenue Code.

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating loss and tax credit carry forwards to reduce our state income taxes payable. In October 2010, the state of California approved its budget for fiscal year ending June 30, 2011, which again contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss carry forwards to reduce our state income taxes payable. The changes in the California tax law did not impact our effective tax rates for 2009, 2010 and 2011, nor will they affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes, but the changes did limit the amount of net operating loss carry forwards we were able to utilize to reduce our taxes payable during 2009, 2010 and 2011. As a result, we experienced an increase in cash taxes payable to the state of California during the years ended December 31, 2009, 2010 and 2011.

During the years ended December 31, 2009, 2010 and 2011, primarily due to the restriction on our ability to utilize net operating loss carry forwards to reduce taxes currently payable in California, we utilized excess tax benefits related to share-based payments, which resulted in a decrease in cash generated from operating activities and a corresponding increase in cash generated from financing activities of $5.0 million, $12.8 million and $4.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

At December 31, 2011, we had tax credit carry forwards of approximately $3.0 million and $0.1 million for federal income tax and state income tax purposes, respectively. Federal tax credit carry forwards begin expiring in 2020 and state tax credits carry forward indefinitely.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2008	$2,759
Decreases based on tax positions related to the prior year	(26)
Additions based on tax positions related to the current year	277
Settlements	—

Balance at December 31, 2009	3,010
Decreases based on tax positions related to the prior year	(6)
Additions based on tax positions related to the current year	283
Settlements	—

Balance at December 31, 2010	3,287
Additions based on tax positions related to the prior year	23
Additions based on tax positions related to the current year	989
Settlements	—

Balance at December 31, 2011	$4,299

As of December 31, 2010 and 2011, there were $2.6 million and $3.5 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate.

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

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalent shares outstanding during the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, restricted stock and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2010	2011
Basic:
Numerator:
Net income allocated to common stock	$15,347	$17,482	$6,724

Denominator:
Weighted average number of common stock shares	25,130	23,525	21,673
Weighted average number of common stock shares held in treasury	(821)	(407)	(726)

Net weighted average number of common stock shares outstanding	24,309	23,118	20,947

Net income per share—basic:	$0.63	$0.76	$0.32
Diluted:
Numerator:
Net income allocated to common stock	$15,347	$17,482	$6,724

Denominator:
Net weighted average number of common stock shares outstanding	24,309	23,118	20,947
Weighted average number of options	838	733	693
Weighted average number of restricted stock and restricted stock units	54	22	63

Total common stock shares used in per share calculation	25,201	23,873	21,703

Net income per share—diluted:	$0.61	$0.73	$0.31

For each of the years ended December 31, 2009, 2010 and 2011, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2009	2010	2011
Common stock options	1,122	1,602	1,833
Restricted stock units	6	186	85

Total	1,128	1,788	1,918

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Commitments and Contingencies

Total rent expense under all operating leases was approximately $3.4 million, $3.5 million and $4.0 million for the years ended December 31, 2009, 2010 and 2011, respectively. Future minimum lease payments under non-cancellable operating leases and certain contractual service and licensing obligations at December 31, 2011 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2012	$3,587	$151	$3,738
2013	1,317	151	1,468
2014	874	75	949
2015	673	—	673
2016	691	—	691
Thereafter	1,189	—	1,189

Total	$8,331	$377	$8,708

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

Service and Licensing Obligations—We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. We record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

Legal Proceedings—In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2011, we were not involved in any claims against us that were material and, accordingly, did not record any related liabilities as of December 31, 2010 and 2011.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request. As such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2010 or 2011.

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

Note 10—Operating Segments, Geographic Information and Significant Customers

Operating Segments—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of the Company. Our chief operating decision maker is considered to be our chief executive officer. We operate in one segment and accordingly we have provided only enterprise-wide disclosures. Our chief executive officer, who is our chief operating decision maker, reviews our financial information in a similar manner.

Geographic Information—As of December 31, 2010 and 2011, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2010	As of December 31, 2011
United States	$33,495	$34,469
China	639	425

Total	$34,134	$34,894

Significant Customers—Substantially all revenue for all years presented was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in any of the years ended December 31, 2009, 2010 and 2011 are presented in the table below:

	Year Ended December 31,
	2009	2010	2011
UnitedHealthcare (1)	14%	14%	13%
WellPoint (2)	15%	12%	11%
Aetna	16%	17%	8%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)	Wellpoint includes other carriers owned by Wellpoint.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 91%, 91% and 86% of our commission revenue in the years ended December 31, 2009, 2010 and 2011, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, short-term major medical, stand-alone dental, life, student and Medicare-related health insurance plan offerings.

EHEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable at December 31, 2011.

Note 11—Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2011 and 2010 is as follows (in thousands, except per share amounts):

2011	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$37,555	$36,186	$34,787	$43,120	$151,648
Income from operations	3,967	4,850	43	4,377	13,237
Net income (loss)	1,981	2,732	(249)	2,260	6,724
Net income (loss) per share:
Basic	$0.09	$0.13	$(0.01)	$0.11	$0.32
Diluted	$0.09	$0.12	$(0.01)	$0.11	$0.31

2010	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$35,989	$36,256	$37,451	$50,708	$160,404
Income from operations	5,899	5,752	4,842	16,066	32,559
Net income	3,233	3,041	2,598	8,610	17,482
Net income per share:
Basic	$0.14	$0.13	$0.11	$0.39	$0.76
Diluted	$0.13	$0.13	$0.11	$0.38	$0.73

Revenue for the three months ended December 31, 2010 included a one-time commission payment of $6.0 million, which we received from one of our health insurance carrier partners on a number of existing policies, for which we had provided all services.

Note 12—Subsequent Event

Book of Business Transfer—In February 2012 we entered into an agreement with a partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. Total consideration of $4.4 million will be amortized to cost of revenue in the consolidated statements of operations as we recognize commission revenue related to the transferred Medicare plan members over a period of up to five years.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on internal control over financial reporting, which is presented below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of eHealth, Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 14, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2011.

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

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2011, four of our executive officers are parties to individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2011.

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

March 14, 2012

eHealth, Inc.

/S/ GARY L. LAUER	/S/ STUART M. HUIZINGA
Gary L. Lauer	Stuart M. Huizinga
Chief Executive Officer and Chairman of the Board of Directors	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2012.

Signature	Title

/S/ STEVEN M. CAKEBREAD Steven M. Cakebread	Director

/S/ SCOTT N. FLANDERS Scott N. Flanders	Director

/S/ MICHAEL D. GOLDBERG Michael D. Goldberg	Director

/S/ LAWRENCE M. HIGBY Lawrence M. Higby	Director

/S/ RANDALL S. LIVINGSTON Randall S. Livingston	Director

/S/ JACK L. OLIVER III Jack L. Oliver III	Director

EXHIBIT INDEX

	Description of Exhibit	Incorporation by Reference Herein
Exhibit Number		Form	Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K (File No. 001-33071)	November 17, 2008

4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.2*	1998 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.3	2004 Stock Plan for eHealth China	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.4*	2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.5*	2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8-K (File No. 001-33071)	June 21, 2010

10.5.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.5.5*	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.5.6*	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

	Description of Exhibit	Incorporation by Reference Herein
Exhibit Number		Form	Date
10.5.7*	Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.5.8*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011

10.9*	Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.9.1*	Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.9.2*	Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.9.3*	Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2010

10.10*	Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.11*	Supplemental Employment Agreement, dated August 24, 2000, between Sheldon Wang and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.11.1*	Management Retention Agreement, dated January 14, 2010, between Sheldon Wang and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 5, 2010

10.12*	Supplemental Employment Agreement, dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.12.1*	Letter Amendment, dated September 2007, amending Offer Letter dated April 6, 2000 and Offer Letter Supplement dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

	Description of Exhibit	Incorporation by Reference Herein
Exhibit Number		Form	Date
10.12.2*	Second Amendment to Offer Letter and Offer Letter Supplement, effective December 29, 2008, amending Offer Letter dated April 6, 2000, as amended, between Bruce Telkamp and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.12.3*	Management Retention Agreement, dated January 14, 2010, between Bruce Telkamp and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 5, 2010

10.13*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.14	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.14.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8-K (File No. 001-33071)	May 21, 2009

10.14.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8-K (File No. 001-33071)	August 18, 2010

10.14.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011

10.15	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.15.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007

	Description of Exhibit	Incorporation by Reference Herein
Exhibit Number		Form	Date
10.16	Office Lease Contract, dated March 31, 2006, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.; Appendix 1 to Office Lease Contract; and Property Management Service Contract, dated April 4, 2006, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006

10.16.1	Appendix 3 to Office Lease Contract, dated November 25, 2007, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

10.16.2	Amendment Two to Property Management Service Contract, effective January 16, 2008, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

10.16.3	Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 12, 2008

10.16.4	Appendix 5 to Office Lease Contract, dated May 19, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 21, 2009

	Description of Exhibit	Incorporation by Reference Herein
Exhibit Number		Form	Date
10.16.5	Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009

10.16.6	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009

10.17*	Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011

10.18*	eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 21, 2009

21.1	† List of Subsidiaries

23.1	† Consent of Independent Registered Public Accounting Firm

31.1	† Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	† Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	‡ Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	‡ Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Description of Exhibit	Incorporation by Reference Herein
Exhibit Number		Form	Date
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.