Form 10-Q
period 2012-03-31
eHealth, Inc.
filed 2012-05-08
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2012 was 19,588,351 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	March 31, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,607	$116,241
Accounts receivable	8,055	6,240
Deferred income taxes	4,622	4,051
Prepaid expenses and other current assets	3,377	4,003

Total current assets	139,661	130,535
Property and equipment, net	4,631	4,261
Deferred income taxes	3,390	4,171
Other assets	5,641	9,122
Intangible assets, net	10,526	10,079
Goodwill	14,096	14,096

Total assets	$177,945	$172,264

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,391	$3,233
Accrued compensation and benefits	7,904	5,475
Accrued marketing expenses	6,195	3,665
Deferred revenue	314	1,589
Other current liabilities	1,547	2,808

Total current liabilities	18,351	16,770
Non-current liabilities	3,920	3,948
Stockholders’ equity:
Common stock	26	26
Additional paid-in capital	215,364	217,554
Treasury stock, at cost	(81,557)	(89,998)
Retained earnings	21,661	23,786
Accumulated other comprehensive income	180	178

Total stockholders’ equity	155,674	151,546

Total liabilities and stockholders’ equity	$177,945	$172,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2011	2012
Revenue
Commission	$30,760	$31,464
Other	6,795	5,611

Total revenue	37,555	37,075
Operating costs and expenses:
Cost of revenue	2,651	1,675
Marketing and advertising	12,909	12,987
Customer care and enrollment	5,410	5,971
Technology and content	5,470	5,482
General and administrative	6,721	6,604
Amortization of intangible assets	427	447

Total operating costs and expenses	33,588	33,166

Income from operations	3,967	3,909
Other income (expense), net	(19)	21

Income before provision for income taxes	3,948	3,930
Provision for income taxes	1,967	1,805

Net income	$1,981	$2,125

Net income per share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.10
Weighted-average number of shares used in per share amounts:
Basic	21,351	19,536
Diluted	22,052	20,449
Comprehensive income:
Net income	$1,981	$2,125
Foreign currency translation adjustment	(7)	(2)

Comprehensive income	$1,974	$2,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2011	2012
Operating activities
Net income	$1,981	$2,125
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,777	367
Depreciation and amortization	669	576
Amortization of intangible assets	427	447
Stock-based compensation expense	1,861	1,625
Excess tax benefits from stock-based compensation	(1,089)	(551)
Deferred rent	(9)	(10)
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Accounts receivable	5,477	1,815
Prepaid expenses and other current assets	307	405
Other assets	(30)	(139)
Accounts payable	(1,380)	842
Accrued compensation and benefits	(2,183)	(2,432)
Accrued marketing expenses	105	(2,531)
Deferred revenue	(884)	1,275
Other current liabilities	(257)	1,279

Net cash provided by operating activities	6,775	5,093

Investing activities
Purchases of property and equipment	(505)	(203)
Books of business transfers	(765)	(4,373)

Net cash used in investing activities	(1,270)	(4,576)

Financing activities
Proceeds from exercise of common stock options	26	994
Cash used to net-share settle equity awards	(542)	(980)
Excess tax benefits from stock-based compensation	1,089	551
Repurchase of common stock	(3,796)	(8,441)
Principal payments in connection with capital leases	(14)	(6)

Net cash used in financing activities	(3,237)	(7,882)

Effect of exchange rate changes on cash and cash equivalents	(8)	(1)

Net increase in cash and cash equivalents	2,260	(7,366)
Cash and cash equivalents at beginning of period	128,074	123,607

Cash and cash equivalents at end of period	$130,334	$116,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) offers Internet-based health insurance agency services for individuals, families and small businesses in the United States, as well as technology licensing and Internet advertising services. Our services and technology enable individuals, families and small businesses to compare and purchase health insurance plans from health insurance carriers across the nation. We also actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2011 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2012, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 15, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2012, its results of operations for the three months ended March 31, 2011 and 2012 and its cash flows for the three months ended March 31, 2011 and 2012. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2012.

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

The vast majority of Medicare plans are sold in the fourth quarter of each year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated the majority of our Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

In 2011, we significantly increased our temporary customer care center staff during the third quarter in preparation for the Medicare annual enrollment period. We employed our temporary customer care center staff until the end of the Medicare annual enrollment period in December 2011. As a result, our customer care center staffing costs were significantly higher in the third and fourth quarters of 2011 compared to the first and second quarters of 2011. We expect this seasonal trend to occur again in 2012. We also incurred significantly greater Medicare plan-related online advertising expenses during the third and fourth quarters of 2011 compared to the first and second quarters of 2011. We expect this seasonal trend to occur again in 2012. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and Medicare-related online advertising expenses incurred in the third quarter have had a significant negative impact on our profitability during the third quarter.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Based on these seasonal trends, we expect our revenue to be highest in the fourth quarter of the year and we expect our profitability to be relatively higher in the second and fourth quarters and relatively lower in the third quarter of the year.

Book-of-Business Transfers—In November 2010, May 2011, October 2011 and March 2012, we entered into agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies in exchange for total consideration of $3.3 million, $3.1 million, $1.2 million and $4.4 million, respectively, which is included in “Prepaid expenses and other current assets” and also in “Other assets” in the accompanying condensed consolidated balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to “Cost of revenue” in the condensed consolidated statements of comprehensive income as we recognize commission revenue related to the transferred Medicare plan members, over a period of up to five years. Amortization expense recorded to cost of revenue for these books-of-business for the three months ended March 31, 2011 and 2012 totaled $0.1 million and $1.1 million, respectively. Cash consideration paid in connection with the book-of-business transfers are presented under investing activities in the condensed consolidated statements of cash flows.

Recent Contractual Obligations—In March 2012, we entered into an agreement to lease a building to be constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years and the monthly base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease are estimated to total $6.8 million over the ten-year term of the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the second or third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building.

Upon signing the lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into a service agreement with a vendor to support our customer care center telephonic system and equipment. Service obligations related to this agreement total $0.7 million over the three-year term of the agreement.

Note 2 – Cash, Cash Equivalents and Accounts Receivable

Cash and Cash Equivalents—As of December 31, 2011 and March 31, 2012, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2011 and March 31, 2012, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2011 and 2012.

Accounts Receivable—We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73%, or $5.9 million, of our $8.1 million accounts receivable. As of March 31, 2012, one customer represented 61%, or $3.8 million, of our $6.2 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and March 31, 2012. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2012. Accordingly, our estimate for uncollectible amounts at March 31, 2012 was not material.

As of December 31, 2011 and March 31, 2012, our accounts receivable consisted of the following (in thousands):

	December 31, 2011	March 31, 2012
Accounts receivable – from other revenues	$7,702	$4,677
Commissions receivable	353	1,563

Total accounts receivable	$8,055	$6,240

As of December 31, 2011 and March 31, 2012, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2011	March 31, 2012
Cash	$17,256	$14,887
Money market funds	106,351	101,354

Total cash and cash equivalents	$123,607	$116,241

We used observable prices in active markets in determining the classification of our money market funds as Level 1.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes option activity under our 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands, except per share amounts and weighted average remaining contractual life data):

Shares Available for Grant (1)
Shares available for grant December 31, 2011	3,870
Additional shares authorized (2)	795
Options granted	—
Restricted stock units granted	—
Options cancelled	21
Restricted stock units cancelled	20

Shares available for grant March 31, 2012	4,706

(1)	Shares available for grant exclude treasury stock of 5.9 million shares and 6.5 million shares at December 31, 2011 and March 31, 2012, respectively, that could be granted if we determined to do so.
(2)	On January 1, 2012, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan by 0.8 million shares. The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2011	3,412	$11.36	3.80	$17,078
Granted	—	$—
Exercised	(100)	$9.99
Cancelled	(21)	$16.35

Balance outstanding at March 31, 2012	3,291	$11.37	3.54	$20,017

Vested and expected to vest at March 31, 2012	3,251	$11.33	3.52	$19,923
Exercisable at March 31, 2012	2,663	$10.54	3.12	$18,727

(1)	The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2011 and March 31, 2012 and the exercise price of in-the-money options as of those dates.

The total grant date fair value of stock options vested during the three months ended March 31, 2011 and 2012 was $1.5 million and $0.9 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2011	474	1.92	$6,958
Granted	—
Vested	(164)
Cancelled	(20)

Balance outstanding as of March 31, 2012	290	1.90	$4,736

(1)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2011 and March 31, 2012 multiplied by the number of restricted stock units outstanding as of December 31, 2011 and March 31, 2012, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The total grant date fair value of restricted stock units vested during the three months ended March 31, 2011 and 2012 was $1.5 million and $2.6 million, respectively.

Stock Repurchase Programs—On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2.3 million shares for approximately $30.0 million at an average price of $13.06 per share including commissions. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. In February 2012, we completed this stock repurchase program, having repurchased in the aggregate 2.2 million shares for approximately $30.0 million at an average price of $13.78 per share including commissions. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557
Repurchases of common stock	554,284	$15.23	8,441

Cumulative balance at March 31, 2012 (1)	6,352,090	$14.17	$89,998

(1)	Cumulative balances at December 31, 2011 and March 31, 2012 include shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 6.4 million shares repurchased under our repurchase programs as of March 31, 2012, we have in treasury 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and March 31, 2012, we had a total of 5.9 million shares and 6.5 million shares, respectively, held in treasury.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Stock-Based Compensation—No stock options were granted to employees during the three months ended March 31, 2012. The fair value of stock options granted to employees for the three months ended March 31, 2011 was estimated using the following weighted average assumptions:

Three Months Ended March 31, 2011
Expected term	4.6 years
Expected volatility	49.6%
Expected dividend yield	0%
Risk-free interest rate	1.79%
Weighted-average fair value (1)	$5.30

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2011	2012
Common stock options	$1,047	$691
Restricted stock units	814	934

Total stock-based compensation expense	$1,861	$1,625

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2011	2012
Marketing and advertising	$246	$240
Customer care and enrollment	107	79
Technology and content	455	333
General and administrative	1,053	973

Total stock-based compensation expense	$1,861	$1,625

Note 4 – Income Taxes

During the three months ended March 31, 2012, we recorded a provision for income taxes of $1.8 million representing an effective tax rate of approximately 45.9%. During the three months ended March 31, 2011, we recorded a provision for income taxes of $2.0 million representing effective tax rates of approximately 49.8%. Our effective tax rates in the three months ended March 31, 2012 and 2011 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

During the three months ended March 31, 2012, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $0.6 million in “Additional paid-in capital” in the condensed consolidated balance sheet. During the three months ended March 31, 2011, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $1.1 million in “Additional paid-in capital” in the condensed consolidated balance sheet. These amounts are classified in the condensed consolidated statements of cash flows as both financing cash inflows and operating cash outflows.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2012
Basic:
Numerator:
Net income allocated to common stock	$1,981	$2,125
Denominator:
Weighted average number of common stock shares	21,623	19,996
Weighted average number of common stock shares held in treasury	(272)	(460)

Net weighted average number of common stock shares outstanding	21,351	19,536

Net income per share—basic:	$0.09	$0.11
Diluted:
Numerator:
Net income allocated to common stock	$1,981	$2,125
Denominator:
Net weighted average number of common stock shares outstanding	21,351	19,536
Weighted average number of options	665	759
Weighted average number of restricted stock units	36	154

Total common stock shares used in per share calculation	22,052	20,449

Net income per share—diluted:	$0.09	$0.10

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For each of the three months ended March 31, 2011 and 2012, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2012
Common stock options	1,881	1,323
Restricted stock units	100	—

Total	1,981	1,323

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2011 and March 31, 2012, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2011	As of March 31, 2012
United States	$34,469	$37,192
China	425	366

Total	$34,894	$37,558

Significant Customers—Substantially all revenue for the three months ended March 31, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2011 and 2012 are presented in the table below:

	Three Months Ended March 31,
	2011	2012
Humana	4%	16%
UnitedHealthcare (1)	13%	13%
WellPoint (2)	12%	12%
Aetna	11%	8%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)	Wellpoint includes other carriers owned by Wellpoint.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 90% and 77% of our commission revenue in the three months ended March 31, 2011 and 2012, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health insurance plan offerings or other ancillary products such as small business, short-term, stand-alone dental, life and student insurance plan offerings.

As of December 31, 2011, one customer represented 73%, or $5.9 million, of our $8.1 million accounts receivable. As of March 31, 2012, one customer represented 61%, or $3.8 million, of our $6.2 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and March 31, 2012. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to revenue, sources of revenue, profitability, cost of revenue, seasonality, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses, tax rates and cash outlay for taxes; our potential for collection issues; the timing and amount of our future lease obligations; the impact of health care reform laws on the health insurance industry and on our business; our plans and expectations relating to our Medicare business and factors impacting its success; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; impact of the Supreme Court decision regarding the constitutionality of healthcare reform; expenditures related to the development of our business; our projections relating to future revenue growth and earnings per share; our future competitors; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; our strategy to market our ecommerce technology to government entities; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2012, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are the leading online source of health insurance for individuals, families and small businesses. Through our and our subsidiary’s website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, Medicare-related, small business and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

We have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse member acquisition programs, obtaining necessary regulatory approvals of our websites and establishing relationships and appointments with over 180 leading insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platforms can be accessed directly through our website as well as through our network of marketing partners.

We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family, Medicare and small business health insurance policies are purchased through our ecommerce platform. Commission revenue represented 82% and 85% of total revenue for the three months ended March 31, 2011 and 2012, respectively. The commission payments we receive for individual, family and small business health insurance policies are typically a percentage of the premium on an individual, family or small business health insurance policy that we sold and are typically made to us on a monthly basis for as long as a policy remains active with us.

We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans sold by us are typically fixed and are earned over a period of up to six years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually. Medicare commissions we receive are included in commission revenue.

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

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

We derive revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. We also offer Medicare advertising services, which allow Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We license our ecommerce technology for use by government agencies and are currently marketing this technology to states implementing health insurance exchanges as a result of health care reform legislation.

The Medicare revenue we have generated also includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. Beginning in June 2012 and thereafter, we intend to directly service most of the Medicare leads we generate as a health insurance agent while significantly reducing the number of Medicare leads we sell to third parties. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, we generate revenue from commissions we receive from health insurance carriers, rather than one-time referral fees we receive for the sale of Medicare leads.

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

Our individual and family health insurance plan commission revenue was adversely impacted in 2011 due to the reduction in the commission rates that we are paid on new policies as a result of our selling individual and family health insurance plans subsequent to the implementation of the medical loss ratio requirements beginning in 2011 as a result of health care reform legislation. Commission rate changes due to the implementation of the medical loss ratio requirements applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new individual and family plan members approved in 2011 and thereafter. We define a member as an individual covered by an insurance plan, including individual, family, Medicare-related, small business, short-term and ancillary plans, for which we are entitled to receive compensation. For the majority of individual and family plan members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall individual and family health insurance commission rate structure is phasing in as the number of members approved after the commission rate changes becomes a greater proportion of our individual and family plan membership. Although we expect our overall individual and family health insurance commission rate structure to stabilize by early 2013, our actual future individual and family commission rate structure will depend on the mix between individual and family plan members approved prior to the commission rate changes and those approved after the changes, any future changes to commission rates and the mix of new approved members by state, health insurance carrier and type of health plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and our sponsorship and advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements.

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

Commission revenue attributable to major medical individual and family health insurance plans was 77% of commission revenue in the three months ended March 31, 2012 compared to 90% in the three months ended March 31, 2011. The decline was due primarily to an increase in commission revenue attributable to Medicare insurance plans and to a decrease in individual and family health insurance plans commission revenue as a result of a decrease in commission rates we are paid on those plans. Major medical individual and family health insurance plans do not include Medicare-related health insurance plan offerings and do not include other ancillary products such as small business, stand-alone dental, life and student insurance plan offerings.

During the three months ended March 31, 2012, the number of individuals approved for Medicare insurance and other ancillary products increased 50% compared to the three months ended March 31, 2011. Partially offsetting this increase was a 1% decrease in the number of individuals approved for individual and family health insurance during the three months ended March 31, 2012. This decrease was related to a 3% decrease in the number of applications submitted through us for individual and family health insurance during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in the number of applications submitted through us for individual and family health insurance was impacted by our decision in the second half of 2011 to reduce our marketing and advertising spending in our online advertising channel relating to those plans given the reduction in the commission rates that we are paid on new individual and family plans as a result of the implementation of health care reform medical loss ratio requirements.

We actively market the availability of Medicare-related insurance plans through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We offer online application and telephonic enrollment capabilities for certain Medicare plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers after the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in “Accounts receivable” in the accompanying condensed consolidated balance sheets. We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectibility is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

We expect to recognize a majority of our first year Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the fourth quarter of each year as a result of the Medicare annual enrollment period, which occurs in the fourth quarter of each year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

We expect commission revenue to increase in absolute dollars in 2012 compared to 2011, primarily as a result of an increase in Medicare-related commission revenue.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from our online sponsorship and advertising program, from licensing the use of our ecommerce technology and from generating and delivering leads, primarily for Medicare plans.

Online Sponsorship and Advertising. We derive revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. We also offer advertising services for our Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

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

Medicare Lead Referral. Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com) enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. We currently sell these leads to a single lead purchaser. The majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year, when we generate and sell the majority of our Medicare leads. We intend to perform services for a greater number of our Medicare leads ourselves as a health insurance agent. To the extent that we do so, we will be entitled to receive commissions rather than a one-time referral fee, and we expect our Medicare lead referral revenue to decline.

We expect other revenue to decline in absolute dollars in 2012 compared to 2011 due primarily to a decrease in Medicare lead referral revenue as a result of our strategic decision to directly service most of the Medicare leads we generate as a health insurance agent, while significantly reducing the number of Medicare leads we sell to third parties. As a result of this decision, we expect Medicare-related commission revenue to increase in 2012. We expect the decline in Medicare lead referral revenue to be partially offset by an increase in online sponsorship and advertising revenue.

Member Acquisition

An important factor in our revenue growth is the growth of our member base. We have acquired individual and family as well as Medicare members through transactions with broker partners, whereby these brokers have transferred certain of their existing individual and family plan and Medicare plan members to us as the broker of record on the underlying policies. In addition, our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners and online advertising. Our marketing initiatives are primarily designed to encourage consumers to complete an application for health insurance. In addition, we may refer Medicare-eligible individuals to third parties who may assist them in enrolling in a Medicare plan. Our marketing channels are as follows:

Direct. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended March 31, 2011 and 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 43% and 44%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three months ended March 31, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32% and 33%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended March 31, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 25% and 23%, respectively, of all individual and family health insurance applications submitted on our website.

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

Cost of revenue also includes direct labor and other direct costs incurred in connection with our contract with the federal government. The term of this contract expired in January 2012.

Additionally, cost of revenue includes the amortization of consideration we paid to certain brokers in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers have included both individual and family plan members as well as Medicare plan members. In November 2010, May 2011, October 2011 and March 2012, we entered into separate agreements with a partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies for arrangement consideration totaling $3.3 million, $3.1 million, $1.2 million and $4.4 million, respectively. All book-of-business transfers are being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement.

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

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of costs for e-mail marketing and may also include costs for television advertising, radio advertising, print advertising, direct mail and email marketing.

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses are influenced by these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. An unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation, since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising. For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2011, we experienced a significant increase in online advertising expenses during the fourth quarter of 2011 compared to other quarters in 2011. We also increased our spending for Medicare plan-related online advertising in the third and fourth quarters of 2011, compared to first and second quarters, in conjunction with the Medicare annual enrollment period in the fourth quarter of 2011. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2011. We expect these seasonal patterns to occur again in 2012.

We expect our marketing and advertising expenses to increase in absolute dollars in 2012 compared to 2011 due to an increase in our Medicare-related online marketing and advertising expenditures during 2012, including paid keyword search advertising.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In 2011, we began hiring, training and obtaining health insurance licenses and health insurance carrier appointments for additional employees in our customer care centers to service the increase in the volume of Medicare leads we received in the fourth quarter of 2011 as a result of the Medicare annual enrollment period. Most of these additional customer care center employees were temporary and their employment ended after the conclusion of the Medicare annual enrollment period in December 2011. As a result of our temporary customer care center staffing requirements, we expect our customer care and enrollment costs to be higher in the third and fourth quarters of each year compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the second and third quarters have had a significant negative impact on our profitability during the respective quarters. We expect this seasonal pattern to occur again in 2012.

We expect customer care and enrollment expenses to increase in absolute dollars and as a percentage of total revenue in 2012 compared to 2011 as a result of additional personnel we expect to hire to service the expected increase in the volume of Medicare demand in 2012 and due to an increase in expenditures to develop and expand our Medicare plan sales capabilities.

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

We expect our general and administrative expenses to decline in absolute dollars and as a percentage of total revenue in 2012 compared to 2011 due primarily to a decrease in government affairs expenses.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of March 31, 2011 and 2012 and for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Key Metrics:
Operating cash flows (1)	$6,775,000	$5,093,000
IFP submitted applications (2)	119,000	115,400
IFP approved members (3)	101,800	100,500
Total approved members (4)	141,000	151,800
Commission revenue (5)	$30,760,000	$31,464,000
Commission revenue per estimated member for the period (6)	$38.95	$37.82
Total revenue (7)	$37,555,000	$37,075,000
Total revenue per estimated member for the period (8)	$47.55	$44.56

	As of March 31, 2011	As of March 31, 2012
IFP estimated membership (9)	693,400	686,800
Total estimated membership (10)	801,200	848,600

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Marketing and advertising expenses (11)	$12,909,000	$12,987,000
Marketing and advertising expenses as a percentage of total revenue (12)	34%	35%

Other Metrics:
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	43%	44%
Marketing partners (14)	32%	33%
Online advertising (15)	25%	23%

Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
(2)	IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP plans for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term, stand-alone dental, life, student or Medicare-related health insurance plans.
(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all plans, including Medicare plans, reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Commission revenue (from all sources) recognized during the period from the condensed consolidated statements of comprehensive income.
(6)	Calculated as commission revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(7)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of comprehensive income.
(8)	Calculated as total revenue recognized during the period (see note (7) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).
(9)	Estimated number of members active on IFP insurance policies as of the date indicated.

(10)	Estimated number of members active on all insurance policies, including Medicare policies, as of the date indicated.
(11)	Marketing and advertising expenses for the period from the condensed consolidated statements of comprehensive income.
(12)	Calculated as marketing and advertising expenses for the period (see note (11) above) divided by total revenue for the period (see note (7) above).
(13)	Percentage of IFP submitted applications from applicants who came directly to the eHealth website through algorithmic search engine results or otherwise. See note (2) above for further information as to what constitutes a submitted application.
(14)	Percentage of IFP submitted applications from applicants sourced through eHealth’s network of marketing partners. See note (2) above for further information as to what constitutes a submitted application.
(15)	Percentage of IFP submitted applications from applicants sourced through paid search and other online advertising activities. See note (2) above for further information as to what constitutes a submitted application.

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies other than small business insurance policies as of a specific date by taking the sum of (i) the number of members for whom we have received or applied a commission payment for the month that is six months (or three months in the case of Medicare, short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over, as applicable, the three-month or six-month period); and (ii) the number of approved members over the six-month period (or three months in the case of Medicare, short-term, student and dental insurance) prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). We estimate the number of small business group members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Additionally, our carrier partners often do not communicate this information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue recognition;

•	Stock-Based Compensation;

•	Goodwill and Intangible Assets; and

•	Accounting for Income Taxes.

During the three months ended March 31, 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2011 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2011		2012
Revenue:
Commission	$30,760	82%	$31,464	85%
Other	6,795	18	5,611	15

Total revenue	37,555	100	37,075	100
Operating costs and expenses:
Cost of revenue	2,651	7	1,675	5
Marketing and advertising	12,909	34	12,987	35
Customer care and enrollment	5,410	14	5,971	16
Technology and content	5,470	15	5,482	15
General and administrative	6,721	18	6,604	18
Amortization of intangible assets	427	1	447	1

Total operating costs and expenses	33,588	89	33,166	89

Income from operations	3,967	11	3,909	11
Other income (expense), net	(19)	(0)	21	0

Income before provision for income taxes	3,948	11	3,930	11
Provision for income taxes	1,967	5	1,805	5

Net income	$1,981	5%	$2,125	6%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2011	2012
Marketing and advertising	$246	$240
Customer care and enrollment	107	79
Technology and content	455	333
General and administrative	1,053	973

Total stock-based compensation expense	$1,861	$1,625

Three Months Ended March 31, 2011 and 2012

Revenue

The following table presents our commission, other revenue and total revenue and the absolute dollar and percentage changes from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	$	%
Commission	$30,760	$31,464	$704	2%
Percentage of total revenue	82%	85%
Other	$6,795	$5,611	$(1,184)	(17%)
Percentage of total revenue	18%	15%
Total revenue	$37,555	$37,075	$(480)	(1%)

Commission revenue increased $0.7 million, or 2%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due primarily to an increase in Medicare-related commission revenue. Partially offsetting this increase was a decrease in individual and family health insurance commission revenue due to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers as a result of healthcare reform legislation.

Other revenue decreased $1.2 million, or 17%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due primarily to a decrease in revenue we received related to our government systems business and a decrease in Medicare-related health insurance product lead referral revenue. The decrease in lead referral revenue was the result of our strategic decision to reduce the number of leads sold to third parties and to instead act as a health insurance agent to those leads. Partially offsetting these decreases was an increase in sponsorship and advertising revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	$	%
Cost of revenue	$2,651	$1,675	$(976)	(37%)
Percentage of total revenue	7%	5%

Cost of revenue decreased $1.0 million, or 37%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due primarily to a decrease of $1.8 million in costs related to a technology licensing contract with the federal government, which terminated in January 2012, partially offset by an increase of $1.0 million in amortization expense associated with the consideration paid in connection with several transactions in which we acquired broker of record status on a number of Medicare health insurance plans.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	$	%
Marketing and advertising	$12,909	$12,987	$78	1%
Percentage of total revenue	34%	35%

Marketing and advertising expenses increased relatively flat in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	$	%
Customer care and enrollment	$5,410	$5,971	$561	10%
Percentage of total revenue	14%	16%

Customer care and enrollment expenses increased $0.6 million, or 10%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due primarily to additional customer care center personnel hired since March 31, 2011 to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits and other personnel costs increased $0.5 million and insurance licensing costs increased $0.1 million.

Technology and Content

The following table presents our technology and content expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	$	%
Technology and content	$5,470	$5,482	$12	0%
Percentage of total revenue	15%	15%

Technology and content expenses remained relatively flat in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

General and Administrative

The following table presents our general and administrative expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	$	%
General and administrative	$6,721	$6,604	$(117)	(2%)
Percentage of total revenue	18%	18%

General and administrative expenses remained relatively flat in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Amortization of Intangible Assets

Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber were $0.4 million in each of the three months ended March 31, 2011 and 2012.

Other Income (Expense), Net

The following table presents our other income (expense), net, and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	$	%
Other income (expense), net	$(19)	$21	$40	211%
Percentage of total revenue	(0)%	0%

Other income (expense), net increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to a decrease in investment management fees. Administrative bank fees, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash in the three months ended March 31, 2011.

Provision for Income Taxes

The following table presents our provision for income taxes and the dollar change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2011	2012	Change $
Provision for income taxes	$1,967	$1,805	$(162)
Percentage of total revenue	5%	5%

In the three months ended March 31, 2012, we recorded a provision for income taxes of $1.8 million, representing an effective tax rate of 45.9%. Our effective tax rate in the three months ended March 31, 2012 was lower than our effective tax rate of 49.8% in the three months ended March 31, 2011, due primarily to a decrease in tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At March 31, 2012, our cash and cash equivalents totaled $116.2 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2011, our cash and cash equivalents totaled $123.6 million.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. In February 2012, we completed this stock repurchase program, having repurchased in the aggregate 2.2 million shares for approximately $30.0 million at an average price of $13.78 per share including commissions. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

Stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557
Repurchases of common stock	554,284	$15.23	8,441

Cumulative balance at March 31, 2012 (1)	6,352,090	$14.17	$89,998

(1)	Cumulative balances at December 31, 2011 and March 31, 2012 include shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.
(2)	Average price paid per share includes commissions.

In addition to the 6.4 million shares repurchased under our repurchase programs as of March 31, 2012, we have in treasury 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and March 31, 2012, we had a total of 5.9 million shares and 6.5 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2011	2012
Net cash provided by operating activities	$6,775	$5,093
Net cash used in investing activities	$(1,270)	$(4,576)
Net cash used in financing activities	$(3,237)	$(7,882)

The cash flow statement for the three months ended March 31, 2012 includes a $0.9 million cash flow benefit from deferred income taxes, of which approximately $0.4 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and approximately $0.6 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statements for the three months ended March 31, 2012 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

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

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation, and the effect of changes in working capital and other activities.

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. Recently we have collected a substantial amount of lead referral payments in the first quarter related to Medicare leads sold during the annual enrollment period in the fourth quarter of the prior year. The seasonal impact of Medicare lead referral collections is expected to be minimal in 2013 as we transition away from lead referral transactions. A significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

Three Months Ended March 31, 2012—Our operating activities generated cash of $5.1 million during the three months ended March 31, 2012 and consisted of net income of $2.1 million, increased by non-cash items of $2.5 million and cash provided for working capital and other activities of $0.5 million. Adjustments for non-cash items primarily consisted of $0.4 million of deferred income taxes, $1.6 million of stock-based compensation expense and $1.0 million of depreciation and amortization, including amortization of intangible assets, partially offset by $0.6 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of a decrease of $1.8 million in accounts receivable, an increase of $1.3 million in deferred revenue, an increase of $1.3 million in other current liabilities and an increase of $0.8 million in accounts payable, partially offset by a decrease of $2.5 million in accrued marketing expenses and a decrease of $2.4 million in accrued compensation and benefits. Accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2011 and accounts payable decreased due to the timing of payments to our vendors.

Three Months Ended March 31, 2011—Our operating activities generated cash of $6.8 million during the three months ended March 31, 2011 and consisted of net income of $2.0 million, increased by non-cash items of $3.6 million and cash provided for working capital and other activities of $1.2 million. Adjustments for non-cash items primarily consisted of $1.8 million of deferred income taxes, $1.9 million of stock-based compensation expense and $1.1 million of depreciation and amortization, including amortization of intangible assets, partially offset by $1.1 million of excess tax benefits from stock-based compensation. Cash provided for working capital and other activities primarily consisted of a decrease of $5.5 million in accounts receivable, partially offset by a decrease of $2.2 million in accrued compensation and benefits, a decrease of $1.4 million in accounts payable and a decrease of $0.9 million in other current liabilities. Accounts receivable decreased primarily due to collections of Medicare lead referral receivables recorded during the Medicare open enrollment period in the fourth quarter of 2010. Accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2010, and accounts payable decreased due to the timing of payments to our vendors.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and includes consideration paid to a partner in connection with the transfer to us of certain Medicare plan members for whom we expect to earn future commissions.

Three Months Ended March 31, 2012—Net cash used in investing activities of $4.6 million during the three months ended March 31, 2012 was attributable to cash consideration of $4.4 million paid to a partner related to the transfer of a book-of-business in the three months ended March 31, 2012, whereby we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us, and capital expenditures of $0.2 million.

Three Months Ended March 31, 2011—Net cash used in investing activities of $1.3 million during the three months ended March 31, 2011 was attributable to the final payment of $0.8 million related to the transfer of a book-of-business in the fourth quarter of 2010, whereby we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us, and capital expenditures of $0.5 million.

Financing Activities

Three Months Ended March 31, 2012—Net cash used in financing activities of $7.9 million during the three months ended March 31, 2012 was due to $8.4 million used to repurchase 0.6 million shares of our common stock and $1.0 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $1.0 million of net proceeds from the exercise of common stock options and $0.6 million of excess tax benefits from stock-based compensation.

Three Months Ended March 31, 2011—Net cash used in financing activities of $3.2 million during the three months ended March 31, 2011 was due to $3.8 million used to repurchase 0.3 million shares of our common stock and $0.5 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $1.1 million of excess tax benefits from stock-based compensation.

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

In March 2012, we entered into a non-cancellable agreement to lease a building to be constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years and the monthly base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease are estimated to total $6.8 million over the ten-year term of the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the second or third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building.

Upon signing the lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

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

In March 2012, we entered into a service agreement with a vendor to support our customer care center telephonic system and equipment. Service obligations related to this agreement total $0.7 million over the three-year term of the agreement.

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of March 31, 2012 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2012 (nine months)	$2,721	$307	$3,028
2013	1,274	401	1,675
2014	909	325	1,234
2015	694	63	757
2016	691	—	691
Thereafter	1,189	—	1,189

Sub-Total	$7,478	$1,096	$8,574
New building - Mountain View,
California (estimated commitment) (1)	6,833	—	6,833

Total (estimate)	$14,311	$1,096	$15,407

(1)	Future minimum payments related to this operating lease are estimated to total $6.8 million over the ten-year term of the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the second or third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building. This lease is generally non-cancellable, except in the case of non-delivery of the newly constructed building.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2011 and March 31, 2012, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2011	March 31, 2012
Cash (1)	$17,256	$14,887
Money market funds (2)	106,351	101,354

Total cash and cash equivalents	$123,607	$116,241

(1)	We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.
(2)	At December 31, 2011 and March 31, 2012 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73%, or $5.9 million, of our $8.1 million accounts receivable. As of March 31, 2012, one customer represented 61%, or $3.8 million, of our $6.2 million outstanding accounts receivable. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and March 31, 2012. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2012. Accordingly, our estimate for uncollectible amounts at March 31, 2012 was not material.

Significant Customers

Substantially all revenue for the three months ended March 31, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2011 and 2012 are presented in the table below:

	Three Months Ended March 31,
	2011	2012
Humana	4%	16%
UnitedHealthcare (1)	13%	13%
WellPoint (2)	12%	12%
Aetna	11%	8%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)	Wellpoint includes other carriers owned by Wellpoint.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Challenges to the constitutionality of health care reform legislation have been initiated in the federal courts. The challenges center upon the constitutionality of the mandate in the Patient Protection and Affordable Care Act requiring individuals to have health insurance or face a penalty. Decisions in lower courts on the issue have been inconsistent. The United States Supreme Court has decided to review the constitutionality of health care reform. The Supreme Court could determine that health care reform is constitutional; could determine that just certain aspects, such as the mandate to have health insurance, are unconstitutional and uphold the remainder of the law; could determine that certain aspects are unconstitutional and strike down portions beyond the unconstitutional provisions; or could determine that certain aspects are unconstitutional and strike down the whole law. It is not possible for us to predict how the Supreme Court will rule, but its decision and any legislative response to the decision could harm our business, operating results and financial condition.

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause health insurance carriers to apply more rigorous underwriting standards (until provisions in health care reform legislation limiting underwriting go into effect in 2014) or change the benefits and/or premiums for the plans they sell; or cause health insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. For instance, cost and benefit information relating to the health insurance plans we sell will become more readily accessible, which could facilitate additional competition beyond the competition we would face from health insurance exchanges themselves. Various aspects of health care reform also could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower commissions, any of which would materially harm our business, operating results and financial condition.

Assuming health care reform legislation is constitutional, individuals and families whose incomes are at or below 400% of the federal poverty level will generally be entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the plans that below poverty level individuals must purchase in order to receive subsidies. While there are details that need to be clarified by the federal government, states and health insurance carriers, it is clear that, in order to offer subsidy eligible health insurance plans, agents and brokers must meet certain conditions, such as entering into an agreement with the state health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange and complying with privacy, security and conflict of interest standards. In the event Internet-based agents and brokers such as us use the Internet for plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy eligible plans offered on the state’s exchange; displaying all subsidy eligible health plan data on the state’s exchange and providing a mechanism for consumers to withdraw from the application process. We may experience difficulty in satisfying the conditions to be able offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy eligible individuals, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual, family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.

The medical loss ratio requirements that are a part of health care reform have and will continue to harm our business.

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

Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These commission rate reductions have and will continue to significantly impact our business and operating results. We previously estimated the amount by which our average individual and family plan base commission rate changed to be a decline from just over 10% of premium to just below 7%. The estimate of the change in the average rate was calculated by applying the changes in the first and subsequent year commission rates to our membership as of the end of the third quarter of 2010, as if all changes were effective immediately for all individual and family health insurance plan members. The commission rate changes applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new members approved in 2011 and thereafter. For the majority of members that were approved prior to the effective date of the commission rate changes, we continue to be paid commissions at the rates in effect prior to the changes. As a result, the new estimated average base commission rate is phasing in over time. Health insurance carriers may determine to further reduce our commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 12% of our total revenue in each of the three months ended March 31, 2011 and 2012 from carriers owned by Wellpoint. We derived 13% of our total revenue in the each of three months ended March 31, 2011 and 2012 from carriers owned by UnitedHealthcare. We derived 4% and 16% of our total revenue in the three months ended March 31, 2011 and 2012, respectively, from Humana. We derived 11% and 8% of our total revenue in the three months ended March 31, 2011 and 2012, respectively, from Aetna. We have several agreements that govern our sale of individual health insurance plans with these health insurance carriers. Many of them may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could harm our business, operating results and financial condition.

Our revenues and earnings may continue to decline.

We have recently experienced a significant reduction in the commission rates that health insurance carriers pay us on the individual and family health insurance plans that we sell. We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development, the development of our business selling Medicare-related health insurance plans and the expansion of our technology licensing business to governmental entities. Our ability to resume revenue and earnings per share growth on a consistent basis will be dependent upon a number of factors, including the success of our Medicare plan marketing and sales business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans, our ability to maintain our relationship with existing members within historical levels and our success in entering into relationships with government entities to perform services and license our technology for use in the implementation of health insurance exchanges and other health care reform-related endeavors. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

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

We recently determined to actively market the availability of Medicare-related health insurance plans using our ecommerce platforms, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these plans as Medicare plans. We market Medicare plans to Medicare-eligible individuals, who are predominately senior citizens over the age of 65. The sale of Medicare Advantage and Medicare Part D prescription drug plans are subject to an annual enrollment period during the fourth quarter of each year, when a substantial percentage of the annual sales of these plans occur. We do not have significant experience in marketing Medicare plans. The Medicare-related revenue we have generated is primarily referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. However, our strategy is to sell a greater percentage of these products directly as a health insurance agent using our websites and customer care centers.

We have a limited number of relationships with health insurance carriers to sell Medicare plans, and our Medicare plan related revenue is concentrated in a small number of health insurance carriers. The success of our entry into the market for Medicare plans as a health insurance agent will depend upon our ability to enter into and maintain relationships with health insurance carriers on favorable economic terms. We may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carrier partners. For instance, a carrier may terminate our relationship. In addition, the Centers for Medicare and Medicaid Services, or CMS, has and will continue to penalize health insurance carriers for certain regulatory violations by not allowing them to market and sell Medicare plans for significant periods of time. Given the small number of our Medicare carrier relationships, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for this or any other reason, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. In addition, the agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, which would harm our business operating results and financial condition.

CMS must approve our websites and call center scripts for us to be able to generate Medicare plan leads and sell Medicare plans to those leads as a health insurance agent. Moreover, we and our subsidiary PlanPrescriber use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS disapproves, or delays approval, of our websites or call center scripts, or does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan leads and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition.

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

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during any annual enrollment period were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of our Medicare-related revenues and expenses and the fact that much of the sales of Medicare plans occur during this period.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships with pharmacy chains have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. Due to changes in CMS guidance or enforcement or interpretation of existing guidance, or as a result of new regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of assets acquired in our PlanPrescriber acquisition.

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

Our Medicare-related health insurance plan lead referral revenue may continue to decline.

One of our strategies is to service a greater number of Medicare plan leads ourselves as a health insurance agent rather than refer them to third parties and generate referral revenue. As a result, we have experienced a reduction in Medicare referral revenue during the three months ended March 31, 2012 and may continue to experience a reduction in Medicare referral revenue in future periods, as we recognize lead referral revenue at the time of delivery and sale of the leads to third parties, but we recognize commission revenue from the sale of Medicare plans for which we serve as an agent over the term of the sold policies. Our generation of Medicare plan lead referral revenue also is dependent upon many of the factors that could impact our ability to generate Medicare plan commission revenue, including our ability to generate Medicare plan leads, and is subject to other risks and uncertainties. For instance, we depend upon CMS to permit us to use Medicare plan data collected by CMS for significant aspects of our PlanPrescriber platform, which has generated the majority of our Medicare plan related leads, and we rely upon a single purchaser of Medicare plan related leads. We also generate a significant number of Medicare plan leads through a limited number of marketing partner relationships with pharmacy chains. A delay in our ability to use CMS plan data, the termination our relationship with our lead purchasing partner, the inability of our lead purchasing partner to pay for the leads we generate or the termination of our relationship with our marketing partners could harm our ability to generate Medicare plan lead referral revenue and our business, operating results and financial condition.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this “Risk Factors” section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly as a result of the commission rate reductions that we have experienced in our individual and family health insurance business, which began impacting our financial results in 2011. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they cannot afford health insurance. In addition, our members may choose to purchase new policies using a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance policies from state health insurance exchanges after their implementation as a result of health care reform. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins could be adversely impacted and our business, operating results and financial condition would be harmed.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans in the individual, family and small business and Medicare markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform legislation or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

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

Consumers may access our customer care centers for assistance in connection with submitting health insurance applications. We depend upon third parties, including telephone service providers and third party software providers, to operate our customer care centers. Any failure of the systems that we rely upon in the operation of our customer care center could negatively impact sales as well as our relationship with consumers and members, which could harm our business, operating results and financial condition.

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

Our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are selling health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2014. We have relationships with insurance companies to host on our technology platform certain of those companies’ products that are offered throughout China. Additionally, we have entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have no prior experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, insurance laws and regulations in China are in a state of development, and the laws and regulations may change to prohibit our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is also dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract and retain qualified personnel and network security.

Our participation and success in the insurance market in China may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by insurance carriers. As a result, our success in selling insurance outside of China is dependent upon many factors, including our dependence on insurance carriers for the products on our website, the insurance carriers’ relationship with consumers, our relationship with the insurance carriers, the insurance carriers’ ability to maintain licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the insurance carriers through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we will need to receive additional government licenses and approvals or enter into additional relationships and we may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

Our sponsorship and advertising business may not be successful.

We sell advertising space to health insurance carriers on our website through our sponsorship and advertising program. Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Health insurance carriers have and may continue to determine to eliminate or reduce spending on our sponsorship and advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that became effective in 2011. As a result, our business, operating results and financial condition could be harmed. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship and advertising program will be adversely impacted. The success of our sponsorship and advertising program is dependent upon a number of other factors, including the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, the impact the advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our advertising. As a result, our business, operating results and financial condition could be harmed.

We also develop, host and maintain carrier dedicated Medicare plan websites through our advertising program. Our success in doing so is dependent upon the same factors that could impact our sponsorship program. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related sponsorship revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination of any of these relationships. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan related advertising. If we are not successful in generating Medicare plan related advertising revenue, our business operating results and financial condition could be harmed.

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

There are a large number of patents, copyrights, trademarks and trade secrets applicable to the internet and technology industries and entities frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and may in the future receive, notices that claim we have misappropriated, infringed or misused other parties’ intellectual property rights, and, to the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims. There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods or that cover third-party technology that we use as a part of our websites. Any intellectual property claim against us, with or without merit, could be time consuming, expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for third-party intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our services and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

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

Changes in our management and key employees could affect our financial results.

Our success is dependent upon the performance of our senior management and key personnel. Our management and employees can terminate their employment at any time. Many of our senior management and key employees have sold shares of our common stock in the open market, and some have sold a significant portion of their vested holdings. These employees may be more likely to leave us given that they have liquidated some or a substantial percentage of their holdings. The loss of the services of any of our executive officers or key employees could harm our business. For example, we appoint a single writing agent with each insurance carrier.

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

We recently hired a new president and chief operating officer, and the employment of our executive vice president of business and corporate development and the employment of our chief technology officer recently terminated. We are likely to experience change in our operations as a result. If we are not effective in managing this transition in our leadership and changes in our operations, our business could be adversely impacted and our operating results and financial condition could be harmed.

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

The vast majority of Medicare plans are sold in the fourth quarter of each year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated the majority of our Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

In 2011, we significantly increased our temporary customer care center staff during the third quarter in preparation for the Medicare annual enrollment period. We employed our temporary customer care center staff until the end of the Medicare annual enrollment period in December 2011. As a result, our customer care center staffing costs were significantly higher in the third and fourth quarters of 2011 compared to the first and second quarters of 2011. We expect this seasonal trend to occur again in 2012. We also incurred significantly greater Medicare plan-related online advertising expenses during the third and fourth quarters of 2011 compared to the first and second quarters of 2011. We expect this seasonal trend to occur again in 2012. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and Medicare-related online advertising expenses incurred in the third quarter have had a significant negative impact on our profitability during the third quarter.

Based on these seasonal trends, we expect our revenue to be highest in the fourth quarter of the year and we expect our profitability to be relatively higher in the second and fourth quarters and relatively lower in the third quarter of the year.

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

We have a complex business organization, and we recently expanded our business operations into the areas of the sale of Medicare plans and government contracting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently and is complicated by the expansion of our business operations. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability and expense as well as regulatory action or private privacy-related lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 75% percent of our outstanding common stock as of March 31, 2012. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. In February 2012, we completed this stock repurchase program, having repurchased in the aggregate 2.2 million shares for approximately $30.0 million at an average price of $13.78 per share including commissions. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. All shares repurchased under these programs are returned to the status of authorized but unissued shares of common stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Amount of Shares that May Yet be Repurchased
				(in thousands)
January 1 - 31, 2012	493,791	$15.14	493,791	$29,035
February 1 - 29, 2012	60,493	$15.95	60,493	$—
March 1 - 31, 2012	—	$—	—	$—

	554,284	$15.23	554,284

ITEM 6.	EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number	Description of Exhibit

10.15	Lease Agreement, effective as of March 23, 2012, between eHealth, Inc. and 340 Middlefield, LLC (filed by incorporation by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2012)

10.18*†	Executive Bonus Plan

31.1†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2012.

/s/ GARY L. LAUER
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ STUART M. HUIZINGA
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.15	Lease Agreement, effective as of March 23, 2012, between eHealth, Inc. and 340 Middlefield, LLC (filed by incorporation by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2012)

10.18*†	Executive Bonus Plan

31.1†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.