Form 10-Q
period 2012-06-30
eHealth, Inc.
filed 2012-08-09
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

001-33071

(Commission File Number)

_____________________________________________

EHEALTH, INC.

(Exact name of registrant as specified in its charter)

_____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	56-2357876 (I.R.S Employer Identification No)

440 EAST MIDDLEFIELD ROAD

MOUNTAIN VIEW,  CALIFORNIA 94043

 (Address of principal executive offices)

(650) 584-2700

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

____________________________________________________________

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July  31, 2012 was 19,734,690 shares

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	June 30, 2012
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$123,607	$122,055
Accounts receivable	8,055	3,661
Deferred income taxes	4,622	4,259
Prepaid expenses and other current assets	3,377	5,891
Total current assets	139,661	135,866
Property and equipment, net	4,631	5,760
Deferred income taxes	3,390	3,954
Other assets	5,641	9,094
Intangible assets, net	10,526	9,619
Goodwill	14,096	14,096
Total assets	$177,945	$178,389

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,391	$3,748
Accrued compensation and benefits	7,904	6,335
Accrued marketing expenses	6,195	3,156
Deferred revenue	314	402
Other current liabilities	1,547	3,482
Total current liabilities	18,351	17,123
Non-current liabilities	3,920	4,047

Stockholders’ equity:
Common stock	26	26
Additional paid-in capital	215,364	220,922
Treasury stock, at cost	(81,557)	(89,998)
Retained earnings	21,661	26,091
Accumulated other comprehensive income	180	178
Total stockholders’ equity	155,674	157,219
Total liabilities and stockholders’ equity	$177,945	$178,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenue
Commission	$30,079	$30,603	$60,839	$62,067
Other	6,107	4,904	12,902	10,515
Total revenue	36,186	35,507	73,741	72,582
Operating costs and expenses:
Cost of revenue	2,555	764	5,206	2,439
Marketing and advertising	11,668	12,167	24,577	25,154
Customer care and enrollment	4,610	6,358	10,020	12,329
Technology and content	5,415	5,033	10,885	10,515
General and administrative	6,661	6,590	13,382	13,194
Amortization of intangible assets	427	460	854	907
Total operating costs and expenses	31,336	31,372	64,924	64,538
Income from operations	4,850	4,135	8,817	8,044
Other income (expense), net	(21)	16	(40)	37
Income before provision for income taxes	4,829	4,151	8,777	8,081
Provision for income taxes	2,097	1,846	4,064	3,651
Net income	2,732	2,305	4,713	4,430
Foreign currency translation adjustment	(8)	-	(15)	(2)
Comprehensive income	$2,724	$2,305	$4,698	$4,428

Net income per share:
Basic	$0.13	$0.12	$0.22	$0.23
Diluted	$0.12	$0.11	$0.21	$0.22

Weighted-average number of shares used in per share amounts:
Basic	21,390	19,624	21,371	19,580
Diluted	22,119	20,497	22,079	20,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2012

Operating activities
Net income	$4,713	$4,430
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,664	1,045
Depreciation and amortization	1,266	1,114
Amortization of book-of-business consideration	262	1,418
Amortization of intangible assets	854	907
Stock-based compensation expense	3,798	2,987
Excess tax benefits from stock-based compensation	(2,553)	(1,187)
Deferred rent	(20)	(17)
Loss on disposal of fixed assets	3	-
Changes in operating assets and liabilities:
Accounts receivable	6,577	4,394
Prepaid expenses and other current assets	1,525	715
Other assets	(236)	(1,857)
Accounts payable	(1,169)	1,356
Accrued compensation and benefits	(679)	(1,572)
Accrued marketing expenses	(230)	(3,039)
Deferred revenue	(2,129)	88
Other current liabilities	(1,055)	1,943
Net cash provided by operating activities	14,591	12,725

Investing activities
Purchases of property and equipment	(1,239)	(2,146)
Book-of-business transfers	(3,769)	(6,243)
Net cash used in investing activities	(5,008)	(8,389)

Financing activities
Net proceeds from exercise of common stock options	72	2,370
Cash used to net-share settle equity awards	(544)	(986)
Excess tax benefits from stock-based compensation	2,553	1,187
Repurchase of common stock	(3,796)	(8,441)
Principal payments in connection with capital leases	(30)	(18)
Net cash used in financing activities	(1,745)	(5,888)

Effect of exchange rate changes on cash and cash equivalents	(19)	-

Net increase (decrease) in cash and cash equivalents	7,819	(1,552)
Cash and cash equivalents at beginning of period	128,074	123,607
Cash and cash equivalents at end of period	$135,893	$122,055

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2011 and 2012 and the condensed consolidated statements of cash flows for the six months ended June  30, 2011 and 2012, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 15, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of June 30, 2012, its results of operations for the three and six months ended June 30, 2011 and 2012 and its cash flows for the six months ended June 30, 2011 and 2012. All adjustments are of a normal recurring nature. The results for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2012.

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

In 2011, we significantly increased our temporary customer care center staff during the third quarter in preparation for the Medicare annual enrollment period. We employed our temporary customer care center staff until the end of the Medicare annual enrollment period in December 2011. As a result, our customer care center staffing costs were significantly higher in the third and fourth quarters of 2011 compared to the first and second quarters of 2011.  We expect this seasonal trend to occur again in 2012. We also incurred significantly greater Medicare plan-related online advertising expenses during the third and fourth quarters of 2011 compared to the first and second quarters of 2011. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and Medicare-related online advertising expenses incurred in the third quarter of 2011 had a significant negative impact on our profitability during the third quarter. We expect this seasonal trend to occur again in 2012.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Based on these seasonal trends, we expect our revenue to be highest in the first and fourth quarters of the year and we expect our profitability to be relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year.

Book-of-Business Transfers—We  have entered into several agreements with a broker partner, whereby the partner has transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these transfers amounted to $13.9 million,  of which $6.2 million is related to transfers during the six months ended June 30, 2012. Consideration for these transfers is included in “Prepaid expenses and other current assets” and also in “Other assets” in the accompanying condensed consolidated balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to “Cost of revenue” in the condensed consolidated statements of comprehensive income and is presented as “Amortization of book-of-business consideration” in the condensed consolidated statements of cash flows as we recognize commission revenue related to the transferred Medicare plan members, over a period of up to five years. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter. Amortization expense recorded to cost of revenue for these books-of-business for the three months ended June 30, 2011 and 2012 totaled $0.2 million and $0.3 million, respectively. Amortization expense recorded to cost of revenue for these books-of-business for the six months ended June 30, 2011 and 2012 totaled $0.3 million and $1.4 million, respectively. Cash consideration paid in connection with the book-of-business transfers are presented under investing activities in the condensed consolidated statements of cash flows.

Recent Contractual Obligations—In May 2012, we entered into an agreement to lease office space in South Jordan, Utah. The term of the operating lease is 65 months and commences in August 2012. The lease significantly increases our office space for our customer care and enrollment activities and replaces an expiring operating lease for office space at another location in South Jordan, Utah. Rent payments begin in January 2013 and total approximately $0.5 million per year through December 2017.

In March 2012, we entered into an agreement to lease a building to be constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building is delivered to us and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease are estimated to total $6.8 million over the ten-year term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the second or third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building.

Upon signing the Mountain View, California lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into a service agreement with a vendor to support our customer care center telephonic system and equipment. Service obligations related to this agreement total $0.7 million over the three-year term of the agreement.

Recent Accounting Pronouncement—In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be applied retrospectively. We adopted the guidance beginning in the first quarter of 2012 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 2 – Cash, Cash Equivalents and Accounts Receivable

Cash and Cash Equivalents—As of December 31, 2011 and June 30,  2012, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2011 and June 30,  2012, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2011 and 2012.

As of December 31, 2011 and June 30, 2012, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2011	June 30, 2012

Cash	$17,256	$13,698
Money market funds	106,351	108,357
Total cash and cash equivalents	$123,607	$122,055

We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Accounts Receivable—As of December 31, 2011 and June 30, 2012, our accounts receivable consisted of the following (in thousands):

	December 31, 2011	June 30, 2012

Accounts receivable - from other revenues	$7,702	$1,802
Commissions receivable	353	1,859
Total accounts receivable	$8,055	$3,661

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes option activity under our 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands, except per share amounts and weighted average remaining contractual life data):

Shares Available for Grant (1)
Shares available for grant December 31, 2011	3,870
Additional shares authorized (2)	795
Options granted	(635)
Restricted stock units granted	(188)
Options cancelled	108
Restricted stock units cancelled	66
Shares available for grant June 30, 2012	4,016

(1)	Shares available for grant exclude treasury stock of 5.9 million shares and 6.5 million shares at December 31, 2011 and June 30, 2012, respectively, that could be granted if we determined to do so.

(2)

On January 1, 2012, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan by 0.8 million shares.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2011	3,412	$11.36	3.80	$17,078
Granted	635	$16.73
Exercised	(221)	$10.72
Cancelled	(108)	$18.02
Balance outstanding at June 30, 2012	3,718	$12.12	3.73	$18,948
Vested and expected to vest at June 30, 2012	3,611	$12.00	3.65	$18,877
Exercisable at June 30, 2012	2,603	$10.56	2.72	$17,899

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2011 and June 30, 2012 and the exercise price of in-the-money options as of those dates.

The total grant date fair value of stock options vested during the three months ended June 30, 2011 and 2012 was $1.4 million and  $0.5 million, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2011 and 2012 was $2.9 million and $1.4 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2011	474	1.92	$6,958
Granted	188
Vested	(235)
Cancelled	(66)
Balance outstanding as of June 30, 2012	361	2.42	$5,814
(1)

The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2011 and June 30, 2012 multiplied by the number of restricted stock units outstanding as of December 31, 2011 and June 30, 2012, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2011 and 2012 was $0.2 million and $1.1 million, respectively. The total grant date fair value of restricted stock units vested during the six months ended June 30, 2011 and 2012 was $1.7 million and $3.7 million, respectively.

Stock Repurchase Programs—On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30.0 million of our common stock. In February 2012, we completed this stock repurchase program, having repurchased an aggregate 2.2 million shares for approximately $30.0 million at an average price of $13.78 per share including commissions. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557
Repurchases of common stock	554,284	$15.23	8,441
Cumulative balance at June 30, 2012 (1)	6,352,090	$14.17	$89,998
(1)

Cumulative balances at December 31, 2011 and June 30, 2012 include shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.

(2)  Average price paid per share includes commissions.

In addition to the 6.4 million shares repurchased under our repurchase programs as of June 30, 2012, we have in treasury 0.2 million shares that were previously surrendered by employees to satisfy tax withholdings due in connection

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

with the vesting of certain restricted stock units. As of December 31, 2011 and June 30, 2012, we had a total of 5.9 million shares and 6.5 million shares, respectively, held in treasury.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Stock-Based Compensation—The fair value of stock options granted to employees for the three and six months ended June 30, 2011 and 2012 was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
		(1)		(1)
Expected term	4.6 years	4.7 years	4.6 years	4.7 years
Expected volatility	48.9%	44.4%	49.0%	44.4%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.05%	0.94%	2.02%	0.94%
Weighted-average fair value	$5.35	$6.40	$5.34	$6.40

(1)	All stock options granted to employees during the three and six months ended June 30, 2012 were granted on the same day in April 2012.

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Common stock options	$1,001	$674	$2,048	$1,365
Restricted stock units	936	688	1,750	1,622
Total stock-based compensation expense	$1,937	$1,362	$3,798	$2,987

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Marketing and advertising	$276	$362	$522	$602
Customer care and enrollment	74	74	181	153
Technology and content	470	218	925	551
General and administrative	1,117	708	2,170	1,681
Total stock-based compensation expense	$1,937	$1,362	$3,798	$2,987

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three and six months ended June 30, 2011 and 2012 (provision for income taxes is in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Provision for income taxes	$2,097	$1,846	$4,064	$3,651
Effective tax rate	43.4%	44.5%	46.3%	45.2%

Our effective tax rates in the three and six months ended June 30, 2011 and 2012 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

During the six months ended June 30, 2011 and 2012, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $2.6 million and $1.2 million, respectively, in “Additional paid-in capital” in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Basic:
Numerator:
Net income allocated to common stock	$2,732	$2,305	$4,713	$4,430

Denominator:
Weighted average number of common stock shares	25,661	19,624	25,621	20,118
Weighted average number of common stock shares held in treasury	(4,271)	-	(4,250)	(538)
Net weighted average number of common stock shares outstanding	21,390	19,624	21,371	19,580

Net income per share—basic:	$0.13	$0.12	$0.22	$0.23

Diluted:
Numerator:
Net income allocated to common stock	$2,732	$2,305	$4,713	$4,430

Denominator:
Net weighted average number of common stock shares outstanding	21,390	19,624	21,371	19,580
Weighted average number of options	692	789	679	774
Weighted average number of restricted stock units	37	84	29	117
Total common stock shares used in per share calculation	22,119	20,497	22,079	20,471

Net income per share—diluted:	$0.12	$0.11	$0.21	$0.22

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For each of the three and six months ended June 30, 2011 and 2012, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Common stock options	1,863	1,466	1,892	1,507
Restricted stock units	217	-	90	-
Total	2,080	1,466	1,982	1,507

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2011 and June 30,  2012, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2011	June 30, 2012

United States	$34,469	$38,228
China	425	341
Total	$34,894	$38,569

Significant Customers—Substantially all revenue for the three and six months ended June 30, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2011 and 2012 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Humana	5%	13%	4%	15%
WellPoint (1)	12%	15%	12%	13%
UnitedHealthcare (2)	15%	14%	14%	13%
Aetna	8%	8%	10%	8%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 89% and 79% of our commission revenue in the three months ended June 30, 2011 and 2012, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 90% and 78% of our commission revenue in the six months ended June 30, 2011 and 2012, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

insurance plan offerings or other ancillary products such as small business, short-term, stand-alone dental, life and student insurance plan offerings.

As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable balance. As of June 30, 2012, two customers represented 45% and 28%, respectively, for a combined total of 73% of our $3.7 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and June 30, 2012. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to revenue, sources of revenue, profitability, cost of revenue, seasonality, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses, tax rates and cash outlay for taxes; our potential for collection issues; the timing and amount of our future lease obligations; the impact of health care reform laws on the health insurance industry and on our business; our plans and expectations relating to our Medicare business and factors impacting its success; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; expenditures related to branding initiatives and the development of our business; our projections relating to future revenue growth and earnings per share; our future competitors; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; our strategy to market our ecommerce technology to government entities; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2012, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family, Medicare and small business health insurance policies are purchased through our ecommerce platform. Commission revenue represented 86% of total revenue in each of the three- and six-month periods ended June 30,  2012 and represented 83% of total revenue in each of the three- and six-month periods ended June 30, 2011. The commission payments we receive for individual, family and small business health insurance policies are typically a percentage of the premium on an individual, family or small business health insurance policy that we sold and are typically made to us on a monthly basis for as long as a policy remains active with us.

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

We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We have licensed our ecommerce technology for use by government agencies and are currently marketing this technology to states implementing health insurance exchanges as a result of health care reform legislation.

The Medicare revenue we have generated also includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. In early  2012 we began directly servicing most of the Medicare leads we generated as a health insurance agent, while significantly reducing the number of Medicare leads we sold to third parties.  To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, we generate revenue from commissions we receive from health insurance carriers, rather than one-time referral fees we receive for the sale of Medicare leads.

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

Our individual and family health insurance plan commission revenue was adversely impacted in 2011 due to the reduction in the commission rates that we are paid on new policies sold subsequent to the implementation of the medical loss ratio requirements beginning in 2011 as a result of health care reform legislation. Commission rate changes due to the implementation of the medical loss ratio requirements applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new individual and family plan members approved in 2011 and thereafter. We define a member as an individual covered by an insurance plan, including individual, family, Medicare-related, small business, short-term and ancillary plans, for which we are entitled to receive compensation. For the majority of individual and family plan members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall individual and family health insurance commission rate structure is phasing in as the number of members approved after the commission rate changes becomes a greater proportion of our individual and family plan membership. Although we expect our overall individual and family health insurance commission rate structure to stabilize by early 2013, our actual future individual and family commission rate structure will depend on the mix between individual and family plan members approved prior to the commission rate changes and those approved after the changes, any future changes to commission rates and the mix of new approved members by state, health insurance carrier and type of health plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and our sponsorship and advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements.

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

Commission revenue attributable to major medical individual and family health insurance plans was 79%  and 78% of commission revenue in the three and six months ended June 30, 2012, respectively, compared to 89% and 90% in the three and six months ended June 30, 2011, respectively. The decline in the three and six months ended June 30, 2012 was due primarily to an increase in commission revenue attributable to Medicare insurance plans and to a decrease in individual and family health insurance plans commission revenue as a result of a decrease in commission rates we are paid on those plans. Major medical individual and family health insurance plans do not include Medicare-related health insurance plan offerings and do not include other ancillary products such as small business, stand-alone dental, life and short-term insurance plan offerings.

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

Technology Licensing.     We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online.  In our technology licensing business, we are paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Typically, we are paid a one-time implementation fee commencing once the technology is available for use by the third party. In addition, we generate revenue based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data are tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data are tracked by the third party, we recognize revenue when the amounts earned are both; fixed or determinable; and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

We license our technology for use by government agencies and we are currently marketing our ecommerce technology to states implementing health insurance exchanges as a result of health care reform legislation. In our government systems business, which may also include information services, we may earn a combination of fixed license fees and time and materials-based fees or we may be paid performance-based fees.

Medicare Lead Referral.   Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com) enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. The majority of our lead referral revenue has been generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. We  have begun to perform services for a greater number of our Medicare leads ourselves as a health insurance agent, for which we are entitled to receive commissions. As a result, we expect our Medicare lead referral revenue to decline substantially.

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

Direct.    Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended June  30, 2011 and 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 45% and 47%, respectively, of all individual and family health insurance applications submitted on our website. For the six months ended June  30, 2011 and 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 44% and 45%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.    Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the three months ended June 30,  2011 and 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32% and 31%, respectively, of all individual and family health insurance applications submitted on our website. For both the six months ended June 30, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32% of all individual and family health insurance applications submitted on our website.

Online Advertising.    Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended June 30, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 23% and 22%, respectively, of all individual and family health insurance applications submitted on our website. For the six months ended June 30, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 24% and 23%, respectively, of all individual and family health insurance applications submitted on our website.

In addition to our marketing channels, we have acquired individual and family as well as Medicare members through transactions with broker partners, whereby these brokers have transferred certain of their existing individual and family plan and Medicare plan members to us as the broker of record on the underlying policies.

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

In the three and six months ended June 30, 2011, cost of revenue also included direct labor and other direct costs incurred in connection with a contract with the federal government, the term of which expired in January 2012.

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers include primarily Medicare plan members. Total consideration for these transfers amounted to $6.2 million during the six months ended June 30, 2012. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement.

We expect cost of revenue to decrease in absolute dollars in 2012 compared to 2011 due to a decrease in direct labor and other direct costs incurred in connection with the expiration of a contract with the federal government in January 2012, partially offset by an increase in amortization of the consideration we paid in connection with the transfer of certain Medicare members to us from a partner.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.  Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2011, we experienced a significant increase in online advertising expenses during the fourth quarter of 2011 compared to other quarters in 2011. We also increased our discretionary spending for Medicare plan-related online advertising in the third and fourth quarters of 2011, compared to first and second quarters, in conjunction with the Medicare annual enrollment period in the fourth quarter of 2011. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2011. We expect these seasonal patterns to occur again in 2012.

We expect our marketing and advertising expenses to increase in absolute dollars in 2012 compared to 2011 due to an increase in our Medicare-related online marketing and advertising expenditures during 2012, including paid keyword search advertising.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In 2011, we began hiring, training and obtaining health insurance licenses and health insurance carrier appointments for additional employees in our customer care centers to service the increase in the volume of Medicare leads we received in the fourth quarter of 2011 as a result of the Medicare annual enrollment period. Many of these additional customer care center employees were temporary and their employment ended after the conclusion of the

Medicare annual enrollment period in December 2011. As a result of our temporary customer care center staffing requirements, we expect our customer care and enrollment costs to be higher in the third and fourth quarters of each year compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the second and third quarters have had a significant negative impact on our profitability during the respective quarters.  We expect this seasonal pattern to occur again in 2012.

We expect customer care and enrollment expenses to increase in absolute dollars and as a percentage of total revenue in 2012 compared to 2011 as a result of additional personnel we expect to hire to service the expected increase in the volume of Medicare demand in 2012 and due to an increase in expenditures to develop and expand our Medicare plan sales capabilities.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our website. A majority of our technology and content group is located at our wholly-owned subsidiary in China, where technology development costs are generally lower than in the United States.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of June 30, 2011 and 2012 and for the three months ended June 30, 2011 and 2012:

Key Metrics:	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012

Operating cash flows (1)	$7,816,000	$7,632,000

IFP submitted applications (2)	101,600	103,400

IFP approved members (3)	87,600	87,900
Total approved members (4)	124,400	148,500

Commission revenue (5)	$30,079,000	$30,603,000
Commission revenue per estimated member for the period (6)	$37.47	$35.47

Total revenue (7)	$36,186,000	$35,507,000
Total revenue per estimated member for the period (8)	$45.08	$41.16

	As of	As of
	June 30, 2011	June 30, 2012

IFP estimated membership (9)	688,100	684,000
Total estimated membership (10)	804,100	876,900

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012

Marketing and advertising expenses (11)	$11,668,000	$12,167,000
Marketing and advertising expenses as a percentage of total revenue (12)	32%	34%

Other Metrics:

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	45%	47%
Marketing partners (14)	32%	31%
Online advertising (15)	23%	22%
Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
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

"	Revenue recognition;
"	Stock-Based Compensation;
"	Goodwill and Intangible Assets; and
"	Accounting for Income Taxes.

During the six months ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2011 and 2012 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
Revenue:
Commission	$30,079	83%	$30,603	86%	$60,839	83%	$62,067	86%
Other	6,107	17	4,904	14	12,902	17	10,515	14
Total revenue	36,186	100	35,507	100	73,741	100	72,582	100
Operating costs and expenses:
Cost of revenue	2,555	7	764	2	5,206	7	2,439	3
Marketing and advertising	11,668	32	12,167	34	24,577	33	25,154	35
Customer care and enrollment	4,610	13	6,358	18	10,020	14	12,329	17
Technology and content	5,415	15	5,033	14	10,885	15	10,515	14
General and administrative	6,661	18	6,590	19	13,382	18	13,194	18
Amortization of intangible assets	427	1	460	1	854	1	907	1
Total operating costs and expenses	31,336	87	31,372	88	64,924	88	64,538	89
Income from operations	4,850	13	4,135	12	8,817	12	8,044	11
Interest and other income (expense), net	(21)	(0)	16	0	(40)	(0)	37	0
Income before provision for income taxes	4,829	13	4,151	12	8,777	12	8,081	11
Provision for income taxes	2,097	6	1,846	5	4,064	6	3,651	5
Net income	$2,732	8%	$2,305	6%	$4,713	6%	$4,430	6%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Marketing and advertising	$276	$362	$522	$602
Customer care and enrollment	74	74	181	153
Technology and content	470	218	925	551
General and administrative	1,117	708	2,170	1,681
Total stock-based compensation expense	$1,937	$1,362	$3,798	$2,987

Three and Six Months Ended June  30, 2011 and 2012

Revenue

The following table presents our commission, other revenue and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%

Commission	$30,079	$30,603	$524	2%	$60,839	$62,067	$1,228	2%
Percentage of total revenue	83%	86%			83%	86%

Other	$6,107	$4,904	$(1,203)	(20%)	$12,902	$10,515	$(2,387)	(19%)
Percentage of total revenue	17%	14%			17%	14%

Total revenue	$36,186	$35,507	$(679)	(2%)	$73,741	$72,582	$(1,159)	(2%)

Three Months Ended June 30, 2012 and 2011—Commission revenue increased $0.5 million, or 2%, in the three months ended June 30,  2012 compared to the three months ended June 30,  2011,  due primarily to a $2.7 million increase in Medicare-related commission revenue, which was driven by an increase in our Medicare membership. Partially offsetting the increase in Medicare commission revenue was a $2.2 million decrease in non-Medicare commission revenue, primarily individual and family health insurance commission revenue, due to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers due to health care reform legislation.

Other revenue decreased $1.2 million, or 20%, in the three months ended June 30,  2012 compared to the three months ended June 30, 2011, due primarily to a $2.0 million decrease in revenue related to our government systems business and a $1.3 million decrease in Medicare-related health insurance product lead referral revenue. Our government systems business revenue was adversely impacted by the expiration of our technology licensing contract with the federal government in January 2012. The decrease in lead referral revenue was the result of our strategic decision to reduce the number of Medicare leads sold to third parties and to instead act as a health insurance agent to those leads. Partially offsetting these decreases was a $1.9 million increase in online sponsorship and advertising revenue.

Six Months Ended June 30, 2012 and 2011—Commission revenue increased $1.2 million, or 2%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011,  due primarily to a $6.2 million increase in Medicare-related commission revenue. Partially offsetting this increase was a $5.0 million decrease in non-Medicare commission revenue, primarily individual and family health insurance commission revenue, due to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers.

Other revenue decreased $2.4 million, or 19%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due primarily to a $4.1 million decrease in revenue related to our government systems business and a $2.2 million decrease in Medicare-related health insurance product lead referral revenue. Partially offsetting these decreases was a $3.7 million increase in online sponsorship and advertising revenue.

Operating Costs and  Expenses

Cost of Revenue

The following table presents our cost of revenue and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%

Cost of revenue	$2,555	$764	$(1,791)	(70%)	$5,206	$2,439	$(2,767)	(53%)
Percentage of total revenue	7%	2%			7%	3%

Three Months Ended June 30, 2012 and 2011—Cost of revenue decreased $1.8 million, or 70%, in the three months ended June 30,  2012 compared to the three months ended June 30,  2011,  due primarily to a decrease of $1.6 million in costs related to our technology licensing contract with the federal government,  which expired in January 2012, and a $0.3 million decrease in revenue sharing expenses with partners, partially offset by an increase of $0.1 million  in amortization expense associated with the consideration paid in connection with several transactions in which we acquired broker of record status on a number of Medicare health insurance plans.

Six Months Ended June 30, 2012 and 2011—Cost of revenue decreased $2.8 million, or 53%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011,  due primarily to a decrease of $3.4 million in costs related to our technology licensing contract with the federal government and a $0.5 million decrease in revenue sharing expenses with partners, partially offset by an increase of $1.2 million in amortization expense associated with the consideration paid in connection with several transactions in which we acquired broker of record status on a number of Medicare health insurance plans.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%

Marketing and advertising	$11,668	$12,167	$499	4%	$24,577	$25,154	$577	2%
Percentage of total revenue	32%	34%			33%	35%

Three Months Ended June 30, 2012 and 2011—Marketing and advertising expenses increased $0.5 million, or 4%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due primarily to a $0.4 million increase in compensation, benefits and other personnel costs and stock-based compensation costs. In the three months ended June 30, 2012, we directed a larger portion of our discretionary online advertising spending to Medicare-related plans and away from individual and family plans, while keeping our overall level of online advertising spending similar to the comparable year-ago quarter.

Six Months Ended June 30, 2012 and 2011—Marketing and advertising expenses increased $0.6 million, or 2%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due primarily to a $0.4 million increase in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website. Additionally, compensation, benefits and other personnel costs and stock-based compensation costs increased $0.2 million. In the six months ended June 30, 2012, we directed a larger portion of our discretionary online advertising spending to Medicare-related plans and away from individual and family plans, while keeping our overall level of online advertising spending similar to the comparable year-ago period.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%

Customer care and enrollment	$4,610	$6,358	$1,748	38%	$10,020	$12,329	$2,309	23%
Percentage of total revenue	13%	18%			14%	17%

Three Months Ended June 30, 2012 and 2011—Customer care and enrollment expenses increased $1.7 million, or 38%, in the three months ended June 30, 2012 compared to the three months ended June 30,  2011, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits and other personnel costs and stock-based compensation costs increased $1.3 million.

Six Months Ended June 30, 2012 and 2011—Customer care and enrollment expenses increased $2.3 million, or 23%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits and other personnel costs and stock-based compensation costs increased $1.8 million and insurance licensing costs increased $0.2 million.

Technology and Content

The following table presents our technology and content expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%

Technology and content	$5,415	$5,033	$(382)	(7%)	$10,885	$10,515	$(370)	(3%)
Percentage of total revenue	15%	14%			15%	14%

Three Months Ended June 30, 2012 and 2011—Technology and content expenses decreased $0.4 million in the three months ended June 30, 2012 compared to the three months ended June 30,  2011, due to a decrease of $0.4 million in compensation, benefits and other personnel costs and stock-based compensation costs.

Six Months Ended June 30, 2012 and 2011—Technology and content expenses decreased $0.4 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due primarily to a decrease of $0.6 million in compensation, benefits and other personnel costs and stock-based compensation costs. Partially offsetting this decrease was a $0.3 million increase in internet and data center infrastructure costs.

General and Administrative

The following table presents our general and administrative expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%

General and administrative	$6,661	$6,590	$(71)	(1%)	$13,382	$13,194	$(188)	(1%)
Percentage of total revenue	18%	19%			18%	18%

Three and Six Months Ended June 30, 2012 and 2011—General and administrative expenses remained relatively flat in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively.

Amortization of Intangible Assets

Three and Six Months Ended June 30, 2012 and 2011—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained relatively flat in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively.

Other Income  (Expense), Net

The following table presents our other income  (expense), net, and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2012	$	%	2011	2012	$	%

Other income (expense), net	$(21)	$16	$37	176%	$(40)	$37	$77	193%
Percentage of total revenue	(0%)	0%			(0%)	0%

Three and Six Months Ended June 30, 2012 and 2011—Other income (expense), net increased in the three and six months ended June 30, 2012 compared to the three and six months ended June 30,  2011, respectively, due primarily to a decrease in investment management fees. Administrative bank fees, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash in the three and six months ended June 30, 2011.

Provision for Income Taxes

The following table presents our provision for income taxes and the dollar change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Change $	2011	2012	Change $

Provision for income taxes	$2,097	$1,846	$(251)	$4,064	$3,651	$(413)
Percentage of total revenue	6%	5%		6%	5%
Effective tax rate	43.4%	44.5%		46.3%	45.2%

Three Months Ended June 30, 2012 and 2011—In the three months ended June 30,  2011 and 2012, we recorded a  provision for income taxes of $2.1 million and $1.9 million, respectively, representing effective tax rates of 43.4% and 44.5%, respectively.  Our effective tax rate in the three months ended June 30, 2012 was higher than our effective tax rate in the three months ended June 30, 2011, due primarily to an increase in tax shortfalls related to share-based payments.

Six Months Ended June 30, 2012 and 2011—In the six months ended June 30, 2011 and 2012, we recorded a provision for income taxes of $4.1 million and $3.7 million, respectively, representing effective tax rates of 46.3% and 45.2%, respectively. Our effective tax rate in the six months ended June 30, 2012  was lower than our effective tax rate in the six months ended June 30,  2011, due primarily to a decrease in tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At June 30, 2012, our cash and cash equivalents totaled $122.1 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2011, our cash and cash equivalents totaled $123.6 million.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30.0 million of our common stock. In February 2012, we completed this stock repurchase program, having repurchased an aggregate 2.2 million shares for approximately $30.0 million at an average price of $13.78 per share including commissions. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557
Repurchases of common stock	554,284	$15.23	8,441
Cumulative balance at June 30, 2012 (1)	6,352,090	$14.17	$89,998
(1)

Cumulative balances at December 31, 2011 and June 30, 2012 include shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.

(2)  Average price paid per share includes commissions.

In addition to the 6.4 million shares repurchased under our repurchase programs as of June 30, 2012, we have in treasury 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and June 30,  2012, we had a total of 5.9 million shares and 6.5 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2011 and 2012 (in thousands):

	Six Months Ended June 30,
	2011	2012
Net cash provided by operating activities	$14,591	$12,725
Net cash used in investing activities	$(5,008)	$(8,389)
Net cash used in financing activities	$(1,745)	$(5,888)

The cash flow statement for the six months ended June 30,  2012  includes a $2.2 million cash flow benefit from deferred income taxes, of which approximately $1.0 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and approximately $1.2 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statement for the six months ended June 30,  2012 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

The cash flow statement for the six months ended June 30,  2011  includes a $6.2 million cash flow benefit from deferred income taxes, of which approximately $3.7 million of tax benefit, primarily from the utilization of net operating loss carry forwards, is included in cash flow from operations and $2.6 million of net operating loss carry forwards, from the utilization of excess tax benefits related to share-based payments. The utilization of excess tax benefits related to share-based payments is also shown in the cash flow statement for the six months ended June 30,  2011 as both a decrease in cash flow from operating activities and an increase in cash flow from financing activities.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation, and the effect of changes in working capital and other activities.

The timing of the recognition of our commission revenue depends upon the timing of our receipt of commission reports and associated commission payments from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier at the end of a quarter, our operating cash flows for that quarter could be adversely impacted. Additionally, commission override payments are reported to us in a more irregular pattern than premium commissions. For example, a carrier may make a commission override payment to us on an annual basis, which would positively impact our cash flows in the quarter the payment is received. The majority of our annual commission override payments is typically received during the first quarter of the year.

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. In the first quarter of 2012, we collected a substantial amount of lead referral payments related to Medicare leads sold during the annual enrollment period in the fourth quarter of 2011. The seasonal impact of Medicare lead referral collections is expected to be minimal in 2013 as we transition away from lead referral transactions. A significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

Six Months Ended June 30, 2012—Our operating activities generated cash of $12.7 million during the six months ended June 30, 2012 and consisted of net income of $4.4 million, increased by non-cash items of $6.3 million and cash provided by working capital and other activities of $2.0 million. Adjustments for non-cash items primarily consisted of $1.0 million of deferred income taxes, $3.0 million of stock-based compensation expense and $3.4 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, partially offset by $1.2 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of a decrease of $4.4 million in accounts receivable, an increase of $1.9 million in other current liabilities, an increase of $1.4 million in accounts payable and a decrease of $0.7 million in prepaid expenses and other current assets, partially offset by a decrease of $3.0 million in accrued marketing expenses, an increase of $1.9 million in other assets and a  decrease of $1.6 million in accrued compensation and benefits. Other assets increased primarily from book-of-business transfers. Accounts payable increased due primarily to the timing of payments to our vendors and accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2011.

Six Months Ended June 30, 2011—Our operating activities generated cash of $14.6 million during the six months ended June 30, 2011 and consisted of net income of $4.7 million, increased by non-cash items of $7.3 million and cash provided by working capital and other activities of $2.6 million. Adjustments for non-cash items primarily consisted of $3.8 million of stock-based compensation expense, $3.7 million of deferred income taxes and $2.4 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of acquired intangible assets, partially offset by approximately $2.6 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of a decrease of $6.6 million in accounts receivable and a decrease of $1.5 million in prepaid expenses and other current assets, partially offset by a decrease of $2.1 million in deferred revenue, a decrease of $1.2 million in accounts payable, a decrease of $1.1 million in other current liabilities and a decrease of $0.7 million in accrued compensation and benefits. Accounts receivable decreased primarily due to collections of receivables from our government systems business as well as collection of Medicare lead referral receivables recorded during the Medicare annual enrollment period in the fourth quarter of 2010. Accounts payable decreased due primarily to the timing of payments to our vendors and accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2010.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and include consideration paid to a partner in connection with the transfer to us of certain Medicare plan members for whom we expect to earn future commissions.

Six Months Ended June 30, 2012—Net cash used in investing activities of $8.4 million during the six months ended June 30, 2012 was attributable to cash consideration of $6.2 million paid to a partner related to the transfer of two books-of-business in the six months ended June 30, 2012, whereby we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us, and capital expenditures of $2.1 million.

Six Months Ended June 30, 2011—Net cash used in investing activities of $5.0 million during the six months ended June 30, 2011 included a $3.0 million payment related to the transfer of a book-of-business in the six months ended June 30, 2011 and a $0.8 million final payment related to the transfer of a book-of-business in the fourth quarter of 2010. For both transfers, we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us. Additionally, net cash used by investing activities included capital expenditures of $1.2 million.

Financing Activities

Six Months Ended June 30,  2012—Net cash used in financing activities of $5.9 million during the six months ended June  30, 2012 was due to $8.4 million used to repurchase 0.6 million shares of our common stock and $1.0 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $2.4 million of net proceeds from the exercise of common stock options and $1.2 million of excess tax benefits from stock-based compensation.

Six Months Ended June 30, 2011—Net cash used in financing activities of $1.7 million during the six months ended June 30, 2011 was due to $3.8 million used to repurchase 0.3 million shares of our common stock and $0.5 million used to net-share settle the tax obligation related to equity awards, partially offset by $2.6 million of excess tax benefits from stock-based compensation.

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

In March 2012, we entered into an agreement to lease a building to be constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building is delivered to us and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease are estimated to total $6.8 million over the ten-year term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the second or third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building.

Upon signing the Mountain View, California lease agreement, we  entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In May 2012, we entered into an agreement to lease office space in South Jordan, Utah. The term of the operating lease is 65 months and commences in August 2012. The lease significantly increases our office space for our customer care and enrollment activities and replaces an expiring operating lease for office space at another location in South Jordan, Utah. Rent payments begin in January 2013 and total approximately $0.5 million per year through December 2017.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of June 30, 2012 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2012 (six months)	$1,684	$394	$2,078
2013	1,769	756	2,525
2014	1,419	680	2,099
2015	1,215	138	1,353
2016	1,226	-	1,226
Thereafter	1,741	-	1,741
Sub-Total	$9,054	$1,968	$11,022
New building - Mountain View, California (estimated commitment) (1)	6,833	-	6,833
Total (estimate)	$15,887	$1,968	$17,855

(1)

Future minimum payments related to the new Mountain View, California operating lease are estimated to total $6.8 million over the ten-year term of the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the second or third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building. This lease is generally non-cancellable, except in the case of non-delivery of the newly constructed building.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2011 and June 30, 2012, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2011	June 30, 2012

Cash (1)	$17,256	$13,698
Money market funds (2)	106,351	108,357
Total cash and cash equivalents	$123,607	$122,055

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2011 and June 30,  2012 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable balance. As of June 30, 2012, two customers represented 45% and 28%, respectively, for a combined total of 73% of our $3.7 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and June 30, 2012. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2012. Accordingly, our estimate for uncollectible amounts at June 30, 2012 was not material.

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended June 30, 2011 and 2012 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Humana	5%	13%	4%	15%
WellPoint (1)	12%	15%	12%	13%
UnitedHealthcare (2)	15%	14%	14%	13%
Aetna	8%	8%	10%	8%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform do not go into effect until 2014, although certain provisions currently are effective, such as medical loss ratio requirements for individual, family and small business health insurance, a prohibition against insurance companies using pre-existing health conditions as a reason to deny the application of children for health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation requires various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations.

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

As a part of health care reform, and in addition to Medicaid expansion, individuals and families whose incomes are between 133% and 400% of the federal poverty level will generally be entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care

Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the plans that subsidy-eligible individuals must purchase in order to receive the subsidies. While there are details that need to be clarified by the federal government, states and health insurance carriers, it is clear that, in order to offer subsidy-eligible health insurance plans, agents and brokers must meet certain conditions, such as entering into an agreement with the state health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange and complying with privacy, security and conflict of interest standards.  In the event Internet-based agents and brokers such as us use the Internet for plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. We may experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to allow us to sell them and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual, family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.

The medical loss ratio requirements that are a part of health care reform have harmed and will continue to harm our business.

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

Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These commission rate reductions have and will continue to significantly impact our business and operating results. We previously estimated the amount by which our average individual and family plan base commission rate changed to be a decline from just over 10% of premium to just below 7%. The estimate of the change in the average rate was calculated by applying the changes in the first and subsequent year commission rates to our membership as of the end of the third quarter of 2010, as if all changes were effective immediately for all individual and family health insurance plan members. The commission rate changes applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new members approved in 2011 and thereafter. For the majority of members that were approved prior to the effective date of the commission rate changes, we continue to be paid commissions at the rates in effect prior to the changes. As a result, the new estimated average base commission rate is phasing in over time, and we expect our overall individual and family health insurance commission rate structure to stabilize by early 2013. Health insurance carriers may determine to further reduce our commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 13% and 15% of our total revenue in the three and six months ended June 30, 2012, respectively, from Humana. We derived 15% and 13% of our total revenue in the three and six months ended June 30,  2012, respectively, from carriers owned by Wellpoint. We derived 14% and 13% of our total revenue in the three and six months ended June 30, 2012, respectively, from carriers owned by UnitedHealthcare. We have several agreements that govern our sale of individual health insurance plans with these health insurance carriers. Many of them may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market.  The termination, amendment or consolidation of our relationship with these and other health insurance carriers could harm our business, operating results and financial condition.

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

We recently determined to actively market the availability of Medicare-related health insurance plans using our ecommerce platforms, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these plans as Medicare plans. We market Medicare plans to Medicare-eligible individuals, who are predominately senior citizens over the age of 65. The sale of Medicare Advantage and Medicare Part D prescription drug plans are subject to an annual enrollment period during the fourth quarter of each year, when a substantial percentage of the annual sales of these plans occur. The Medicare-related revenue we have generated consisted primarily of referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties.  However, we have begun to sell a greater percentage of these products directly as a health insurance agent using our websites and customer care centers.

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

CMS must approve our websites and call center scripts for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent.  Moreover, we use Medicare plan cost and benefit data collected and made publicly available by CMS.  In the event that CMS disapproves, or delays approval, of our websites or call center scripts, or does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition.

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

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents.  In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the state in which they are selling the plan and certified and appointed with the health insurance carrier that offers the plan in each state that the Medicare-related health insurance product is being sold.  Because the vast majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time.  We must also ensure that these employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for their licensing, certification and appointment. We may not be successful in timely hiring a sufficient number of additional licensed agents for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners.  If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.  As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements.  In addition, certain aspects of our Medicare plan marketing partner relationships with pharmacy chains have been in the past, and will be in the future, subjected to CMS and health insurance carrier review.  Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans.  Due to changes in CMS guidance or enforcement or interpretation of existing guidance, or as a result of new regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance.  As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of goodwill and intangible assets acquired in our PlanPrescriber acquisition.

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

As a result of the reduction in the commission rates we receive for selling individual and family health insurance plans, we reduced our marketing and advertising and other expenses in this area of our business, which reduced the number of individual and family health insurance plan approved members for which we will receive commission revenue. The maintenance of a lower cost of acquisition depends significantly on the rate at which visitors to our website submit health insurance applications, particularly with respect to paid search advertising, as our paid search costs are incurred on the referral of a potential member rather than on the submission of a health insurance application.  As a result, we may not be successful in maintaining an acceptable individual and family health insurance cost of acquisition in the event we experience a decline in the rate at which visitors to our platform submit individual and family health insurance applications, which would harm our business, operating results and financial condition.

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

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors have influenced, and could in the future influence, the conversion rate for any given period, some of which are outside of our control. These factors include:

•

changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers’ ability or willingness to pay for health insurance, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business;

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed.  In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, we would experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and call center, which would harm our business, operating results and financial condition and could result in a write-down of the value of goodwill and intangible assets acquired in our PlanPrescriber acquisition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

For individual, family and small business health insurance plans, health insurance carriers typically pay us a specified percentage of the premium amount on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for up to six years, or longer depending on carrier the arrangement, provided that the policy remains active with us. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been completely accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. It is often difficult for us to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent.   In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We will also compete with state and federal health insurance exchanges implemented as a result of health care reform. Health care reform also will result in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. In connection with our marketing of Medicare plans, we also compete with the original Medicare program.  In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

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

A portion of our operations is conducted in China. Among other things, we use employees in China to maintain and update our ecommerce platform. This and other information is delivered to us through secured communications over the Internet. Our business would be harmed if this connection temporarily failed and we were prevented from promptly updating our software or implementing other changes to our database and systems. Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States, and different labor and tax laws. United States and Chinese trade laws may impose restrictions on the importation of programming or technology to or from the United States. Additionally, we have recently experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in that location. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China, which in turn could cause our business, operating results and financial condition to suffer.

Our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we are selling health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2014. We have relationships with insurance companies to host on our technology platform certain of those companies’ products that are offered throughout China. Additionally, we have entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have limited experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, insurance laws and regulations in China are in a state of development, and the laws and regulations may change to prohibit or restrict our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is also dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract and retain qualified personnel and network security.

Our participation and success in the insurance market in China may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by insurance carriers.  As a result, our success in selling insurance outside of Xiamen city is dependent upon many factors, including our dependence on insurance carriers for the products on our website, the insurance carriers’ relationship with consumers, our relationship with the insurance carriers, the insurance carriers’ ability to maintain licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the insurance carriers through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we will need to receive additional government licenses and approvals or enter into additional relationships and we may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign owned.

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

We also develop, host and maintain carrier dedicated Medicare plan websites through our advertising program.  Our success in doing so is dependent upon the same factors that could impact our sponsorship program. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships.  Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan related advertising.  If we are not successful in generating Medicare plan related advertising revenue, our business operating results and financial condition could be harmed.

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

Government contracts that we have entered into for the use of our services or licensing the use of our technology have short terms.  Our government contracts may not be renewed for any reason, including as a result of performance of the contract, competing solutions or a change in the governmental entity’s preferences.  Furthermore, the contracts may be terminated as a result of our performance or as a result of the performance or actions of third parties involved in the contracts, such as a subcontractor or the prime contractor where we are a subcontractor.  The termination or non-renewal of any of our government contracts could harm our business, operating results and financial condition and make it more difficult to successfully bid on future government contracting opportunities.

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

Based on these seasonal trends, we expect our revenue to be highest in the fourth quarter of the year and we expect our profitability to be relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 75% percent of our outstanding common stock as of June 30, 2012. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Exhibit Number		Description of Exhibit
10.11*	†	Employment Agreement, effective as of March 9, 2012, between eHealth, Inc. and William Shaughnessy.
10.17	†	Office Lease, effective May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2012.

/ s /  Gary L. Lauer

Gary L. Lauer

Chief Executive Officer

(Duly Authorized Officer on Behalf of the Registrant)

/ s /  Stuart M.  Huizinga

Stuart M. Huizinga

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.11*	†	Employment Agreement, effective as of March 9, 2012, between eHealth, Inc. and William Shaughnessy.
10.17	†	Office Lease, effective May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.