Form 10-Q
period 2012-09-30
eHealth, Inc.
filed 2012-11-06
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October  31, 2012 was 20,251,748 shares

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	September 30, 2012
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$123,607	$130,800
Accounts receivable	8,055	3,256
Deferred income taxes	4,622	4,306
Prepaid expenses and other current assets	3,377	5,078
Total current assets	139,661	143,440
Property and equipment, net	4,631	6,131
Deferred income taxes	3,390	3,735
Other assets	5,641	8,848
Intangible assets, net	10,526	9,265
Goodwill	14,096	14,096
Total assets	$177,945	$185,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,391	$4,571
Accrued compensation and benefits	7,904	8,819
Accrued marketing expenses	6,195	3,864
Deferred revenue	314	704
Other current liabilities	1,547	1,864
Total current liabilities	18,351	19,822
Non-current liabilities	3,920	4,117

Stockholders’ equity:
Common stock	26	27
Additional paid-in capital	215,364	225,070
Treasury stock, at cost	(81,557)	(89,998)
Retained earnings	21,661	26,296
Accumulated other comprehensive income	180	181
Total stockholders’ equity	155,674	161,576
Total liabilities and stockholders’ equity	$177,945	$185,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Revenue
Commission	$28,206	$31,291	$89,045	$93,358
Other	6,581	6,295	19,483	16,810
Total revenue	34,787	37,586	108,528	110,168
Operating costs and expenses:
Cost of revenue	1,781	1,099	6,987	3,538
Marketing and advertising	13,826	13,988	38,403	39,142
Customer care and enrollment	6,245	8,823	16,265	21,152
Technology and content	5,548	5,503	16,433	16,018
General and administrative	6,917	6,744	20,299	19,938
Amortization of intangible assets	427	354	1,281	1,261
Total operating costs and expenses	34,744	36,511	99,668	101,049
Income from operations	43	1,075	8,860	9,119
Other income (expense), net	(21)	4	(61)	41
Income before provision for income taxes	22	1,079	8,799	9,160
Provision for income taxes	271	874	4,335	4,525
Net income (loss)	$(249)	$205	$4,464	$4,635

Net income (loss) per share:
Basic	$(0.01)	$0.01	$0.21	$0.24
Diluted	$(0.01)	$0.01	$0.20	$0.23

Weighted-average number of shares used in per share amounts:
Basic	21,054	19,970	21,264	19,711
Diluted	21,054	20,750	21,974	20,563

Comprehensive income (loss):
Net income (loss)	$(249)	$205	$4,464	$4,635
Foreign currency translation adjustment	(9)	3	(24)	1
Comprehensive income (loss)	$(258)	$208	$4,440	$4,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2011	2012

Operating activities
Net income	$4,464	$4,635
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,696	2,373
Depreciation and amortization	1,799	1,740
Amortization of book-of-business consideration	366	1,990
Amortization of intangible assets	1,281	1,261
Stock-based compensation expense	5,622	4,326
Excess tax benefits from stock-based compensation	(2,734)	(2,358)
Deferred rent	7	50
Loss on disposal of fixed assets	38	1
Changes in operating assets and liabilities:
Accounts receivable	7,698	4,799
Prepaid expenses and other current assets	1,876	1,708
Other assets	(494)	(2,364)
Accounts payable	(1,654)	2,180
Accrued compensation and benefits	455	913
Accrued marketing expenses	691	(2,332)
Deferred revenue	(1,632)	390
Other current liabilities	(1,475)	341
Net cash provided by operating activities	20,004	19,653

Investing activities
Purchases of property and equipment	(1,932)	(3,128)
Consideration paid in connection with book-of-business transfers	(3,906)	(6,243)
Net cash used in investing activities	(5,838)	(9,371)

Financing activities
Net proceeds from exercise of common stock options	184	4,014
Cash used to net-share settle equity awards	(548)	(991)
Excess tax benefits from stock-based compensation	2,734	2,358
Repurchase of common stock	(18,033)	(8,441)
Principal payments in connection with capital leases	(46)	(31)
Net cash used in financing activities	(15,709)	(3,091)

Effect of exchange rate changes on cash and cash equivalents	(30)	2

Net increase (decrease) in cash and cash equivalents	(1,573)	7,193
Cash and cash equivalents at beginning of period	128,074	123,607
Cash and cash equivalents at end of period	$126,501	$130,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is the leading online source of health insurance for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, Medicare-related, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans.  Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September  30, 2011 and 2012, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 15, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2011 and 2012 and its cash flows for the nine months ended September 30, 2011 and 2012. All adjustments are of a normal recurring nature. The results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2012.

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

The vast majority of Medicare plans are sold in the fourth quarter of each year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

In the third quarters of 2011 and 2012, we significantly increased our temporary customer care center staff in preparation for the Medicare annual enrollment period. We employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. As a result, our customer care center staffing costs are significantly higher in the third and fourth quarters compared to the first and second quarters. We also incur significantly greater

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Medicare plan-related online advertising expenses during the third and fourth quarters compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and Medicare-related online advertising expenses incurred in the third quarters of 2011 and 2012 had a significant negative impact on our profitability during the third quarters of 2011 and 2012. We expect this seasonal trend to occur in future years.

Based on these seasonal trends, we expect our revenue to be highest in the first and fourth quarters of the year and we expect our profitability to be relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year.

Book-of-Business Transfers—We  have entered into several agreements with a broker partner, whereby the partner has transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these transfers amounted to $13.9 million,  of which $6.2  million is related to transfers during the nine months ended September 30, 2012. Consideration for these transfers is included in “Prepaid expenses and other current assets” and also in “Other assets” in the accompanying condensed consolidated balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to “Cost of revenue” in the condensed consolidated statements of comprehensive income (loss) and is presented as “Amortization of book-of-business consideration” in the condensed consolidated statements of cash flows as we recognize commission revenue related to the transferred Medicare plan members, over a period of up to five years. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter. Amortization expense recorded to cost of revenue for these books-of-business for the three months ended September 30, 2011 and 2012 totaled $0.1 million and  $0.6 million, respectively. Amortization expense recorded to cost of revenue for these books-of-business for the nine months ended September 30, 2011 and 2012 totaled $0.4 million and $2.0 million, respectively. Cash consideration paid in connection with the book-of-business transfers are presented under investing activities in the condensed consolidated statements of cash flows.

Recent Contractual Obligations—In August 2012, we extended our existing lease for office space in Gold River, California, for an additional two years expiring on December 31, 2014. Rent payments will total $0.9 million in both 2013 and 2014.

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

Recent Accounting Pronouncements—In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be applied retrospectively. We adopted the guidance beginning in the first quarter of 2012 and the adoption of this guidance did not have a material impact on our consolidated financial results.

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2013); however, early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements. We do not expect the adoption of this accounting guidance to have an impact on our consolidated financial results.

Note 2 – Cash, Cash Equivalents and Accounts Receivable

Cash and Cash Equivalents—As of December 31, 2011 and September 30,  2012, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2011 and September 30,  2012, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2011 and 2012.

As of December 31, 2011 and September 30, 2012, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2011	September 30, 2012

Cash	$17,256	$17,441
Money market funds	106,351	113,359
Total cash and cash equivalents	$123,607	$130,800

We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Accounts Receivable—As of December 31, 2011 and September 30, 2012, our accounts receivable consisted of the following (in thousands):

	December 31, 2011	September 30, 2012

Accounts receivable - from other revenues	$7,702	$1,862
Commissions receivable	353	1,394
Total accounts receivable	$8,055	$3,256

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes option activity under our 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands, except per share amounts and weighted average remaining contractual life data):

Shares Available for Grant (1)
Shares available for grant December 31, 2011	3,870
Additional shares authorized (2)	795
Options granted	(731)
Restricted stock units granted	(203)
Options cancelled	280
Restricted stock units cancelled	75
Shares available for grant September 30, 2012	4,086

(1)

Shares available for grant exclude treasury stock of 5.9 million shares and 6.5 million shares at December 31, 2011 and September 30,  2012, respectively, that could be granted if we determined to do so.

(2)

On January 1, 2012, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan by 0.8 million shares.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2011	3,412	$11.36	3.80	$17,078
Granted	731	$16.86
Exercised	(709)	$5.67
Cancelled	(280)	$18.58
Balance outstanding at September 30, 2012	3,154	$13.27	3.98	$18,787
Vested and expected to vest at September 30, 2012	3,055	$13.17	3.90	$18,536
Exercisable at September 30, 2012	2,056	$11.79	2.89	$15,767

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2011 and September 30, 2012 and the exercise price of in-the-money options as of those dates.

The total grant date fair value of stock options vested during the three months ended September 30, 2011 and 2012 was $0.9 million and $0.5 million, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2011 and 2012 was $3.8  million and $1.9 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2011	474	1.92	$6,958
Granted	203
Vested	(235)
Cancelled	(75)
Balance outstanding as of September 30, 2012	367	2.36	$6,890
(1)

The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2011 and September 30, 2012 multiplied by the number of restricted stock units outstanding as of December 31, 2011 and September 30, 2012, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The total grant date fair value of restricted stock units vested during the nine months ended September 30, 2011 and 2012 was $1.7 million and $3.7 million, respectively.

Stock Repurchase Programs—On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30.0 million of our common stock. Purchases under this program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the purchases and the exact number of shares to be purchased will depend upon market conditions. The program does not require us to acquire a specific number of shares, and the program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares will be funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557
Repurchases of common stock	554,284	$15.23	8,441
Cumulative balance at September 30, 2012 (1)	6,352,090	$14.17	$89,998
(1)

Cumulative balances at December 31, 2011 and September 30, 2012 consist of shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.

(2)  Average price paid per share includes commissions.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In addition to the 6.4 million shares repurchased under our repurchase programs as of September 30, 2012, we have in treasury 0.2 million shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and September 30, 2012, we had a total of 5.9 million shares and 6.5 million shares, respectively, held in treasury.

Stock-Based Compensation—The fair value of stock options granted to employees for the three and nine months ended September 30, 2011 and 2012 was estimated using the following weighted average assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2012	2011	2012
		(1)
Expected term		N/A	4.6 years	4.6 years	4.7 years
Expected volatility		N/A	43.3%	49.0%	44.3%
Expected dividend yield		N/A	0%	0%	0%
Risk-free interest rate		N/A	0.61%	2.02%	0.90%
Weighted-average fair value	$	N/A	$6.46	$5.34	$6.41

(1)	There were no stock options granted to employees during the three months ended September 30, 2011.

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Common stock options	$845	$717	$2,893	$2,076
Restricted stock units	979	622	2,729	2,250
Total stock-based compensation expense	$1,824	$1,339	$5,622	$4,326

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Marketing and advertising	$252	$330	$774	$932
Customer care and enrollment	83	90	264	243
Technology and content	411	233	1,336	783
General and administrative	1,078	686	3,248	2,368
Total stock-based compensation expense	$1,824	$1,339	$5,622	$4,326

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three and nine months ended September 30, 2011 and 2012 (provision for income taxes is in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Income before provision for income taxes	$22	$1,079	$8,799	$9,160
Provision for income taxes	$271	$874	$4,335	$4,525
Effective tax rate	1,231.8%	81.0%	49.3%	49.4%

Our effective tax rates in the three and nine months ended September 30, 2011 and 2012 were higher than statutory federal and state tax rates due primarily to non-deductable lobbying expenses and tax shortfalls related to share-based payments.

During the nine months ended September 30, 2011 and 2012, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $2.7 million and $2.4  million, respectively, in “Additional paid-in capital” in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 5 – Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, restricted stock and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Basic:
Numerator:
Net income allocated to common stock	$(249)	$205	$4,464	$4,635

Denominator:
Weighted average number of common stock shares	25,683	19,970	25,642	20,276
Weighted average number of common stock shares held in treasury	(4,629)	-	(4,378)	(565)
Net weighted average number of common stock shares outstanding	21,054	19,970	21,264	19,711

Net income (loss) per share—basic:	$(0.01)	$0.01	$0.21	$0.24

Diluted:
Numerator:
Net income (loss) allocated to common stock	$(249)	$205	$4,464	$4,635

Denominator:
Net weighted average number of common stock shares outstanding	21,054	19,970	21,264	19,711
Weighted average number of options	-	703	680	750
Weighted average number of restricted stock units	-	77	30	102
Total common stock shares used in per share calculation	21,054	20,750	21,974	20,563

Net income (loss) per share—diluted:	$(0.01)	$0.01	$0.20	$0.23

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For each of the three and nine months ended September 30, 2011 and 2012, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Common stock options	3,565	1,484	1,909	1,327
Restricted stock units	538	-	156	-
Total	4,103	1,484	2,065	1,327

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2011 and September 30,  2012, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2011	September 30, 2012

United States	$34,469	$38,054
China	425	286
Total	$34,894	$38,340

Significant Customers—Substantially all revenue for the three and nine months ended September 30, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2011 and 2012 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Humana	9%	19%	6%	16%
WellPoint (1)	11%	13%	12%	13%
UnitedHealthcare (2)	13%	12%	14%	13%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 86% and 79% of our commission revenue in the three months ended September 30, 2011 and 2012, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 88% and

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

78% of our commission revenue in the nine months ended September 30, 2011 and 2012, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health insurance plan offerings or other ancillary products such as small business, short-term, stand-alone dental, life and student insurance plan offerings.

As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable balance. As of September 30, 2012, two customers represented 37% and 14%, respectively, for a combined total of 51%  of our $3.3 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and September 30, 2012. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to revenue, sources of revenue, profitability, cost of revenue, seasonality, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses, tax rates and cash outlay for taxes; our future commission rate structure; our intention to perform services for substantially all Medicare leads as a health insurance agent; the seasonality of our business; our potential for collection issues; the timing and amount of our future lease obligations; the impact of health care reform laws on the health insurance industry and on our business; our plans and expectations relating to our Medicare business and factors impacting its success; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; our projections relating to future revenue growth and earnings per share; our future competitors; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2012, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 83% and 85% of total revenue in the three and nine months ended September 30,  2012, respectively, and represented 81%  and 82% of total revenue in the three and nine months ended September 30, 2011. The commission payments we receive for individual and family, small business and ancillary health insurance policies are typically a percentage of the premium on the health insurance policy that we sold and are typically made to us on a monthly basis for as long as the policy remains active with us.

We actively market the availability of Medicare-related health insurance plans through our and our subsidiary’s online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans sold by us are typically fixed and are earned over a period of up to six years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually. Medicare commissions we receive are included in commission revenue.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways.  Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels; minimum requirements for benefits offered under health insurance plans; and medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders. While many aspects of health care reform do not become effective until 2014, health insurance carriers have been required to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. The implementation of the medical loss ratio requirements by insurance carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011. Beginning in 2014, health insurance carriers offering coverage in the individual or small group health insurance market must ensure that such coverage includes certain minimum health benefits. Individuals are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. While these minimum benefits have yet to be fully defined by regulation, the Patient Protection and Affordable Care Act lists certain benefits and services as a minimum threshold for coverage, and the Department of Health and Human Services is to define the essential health benefit package so that the scope of benefits is equivalent to that of a typical employer provided health insurance plan. Many of the individual and small group health insurance plans we have sold may not cover all of the minimum essential benefits. Although the impact of the various other provisions of the health care reform laws remains unclear, we continue to prepare for these changes that are expected to become effective in 2014.

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

We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We have licensed our ecommerce technology for use by government agencies.

We also derive revenue from referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. In early  2012 we began directly servicing most of the Medicare leads we generated as a health insurance agent, while significantly reducing the number of Medicare leads we sold to third parties.  To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, we generate revenue from commissions we receive from health insurance carriers, rather than one-time referral fees we receive for the sale of Medicare leads.

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through us. Commissions for individual and family, small business and ancillary health insurance policies sold by us generally represent a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates can vary based upon the amount of time that the policy has been active, with commission rates for individual and family plans typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our commission revenue is recurring in nature.

Our individual and family health insurance plan commission revenue was adversely impacted in 2011 due to the reduction in the commission rates that we are paid on new policies sold subsequent to the implementation of the medical loss ratio requirements beginning in 2011 as a result of health care reform legislation. Commission rate changes due to the implementation of the medical loss ratio requirements applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new individual and family plan members approved in 2011 and thereafter. We define a member as an individual covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which we are entitled to receive compensation. For the majority of individual and family plan members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall individual and family health insurance commission rate structure is phasing in as the number of members approved after the commission rate changes becomes a greater proportion of our individual and family plan membership. Although we expect our overall individual and family health insurance commission rate structure to stabilize by early 2013, our actual future individual and family commission rate structure will depend on the total number of our individual and family plan members, the mix between individual and family plan members approved prior to the commission rate changes and those approved after the changes, any future changes to commission rates and the mix of new approved members by state, health insurance carrier and type of health plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and our sponsorship and advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements.

We generally recognize individual and family, small business and ancillary health insurance plan revenue when commissions are reported to us by a health insurance carrier, net of an estimate for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement.  We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly after the end of the accounting period. If the second corroborating communication is not received shortly after the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate forfeitures payable to carriers. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

Commission revenue attributable to major medical individual and family health insurance plans was 79% and 78% of commission revenue in the three and nine months ended September 30, 2012, respectively, compared to 86% and 88% in the three and nine months ended September 30, 2011, respectively. The decline in the three and nine months ended September 30, 2012 was due primarily to an increase in commission revenue attributable to Medicare-related insurance plans and to a decrease in individual and family health insurance plans commission revenue as a result of a decrease in commission rates we are paid on those plans. Major medical individual and family health insurance plans do not include small business or Medicare-related health insurance plan offerings and do not include other ancillary products such as stand-alone dental, life, vision and short-term insurance plan offerings.

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

Technology Licensing.     We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online.  In our technology licensing business, we are paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Typically, we are paid a one-time implementation fee commencing once the technology is available for use by the third party. In addition, we generate revenue based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data are tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data are tracked by the third party, we recognize revenue when the amounts earned are fixed or determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

 Medicare Lead Referral.   Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com) enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. The majority of our lead referral revenue has been generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. In the second quarter of 2012, we  began to perform services for substantially all Medicare leads ourselves as a health insurance agent, for which we are entitled to receive commissions. As a result, our Medicare lead referral revenue has declined substantially. In the future, we intend to continue to perform services for substantially all Medicare leads ourselves as a health insurance agent.

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

Direct.    Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended September  30, 2011 and 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 44% and 48%, respectively, of all individual and family health insurance applications submitted on our website. For the nine months ended September  30, 2011 and 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 44% and 46%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.    Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the three months ended September 30,  2011 and 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 33% and 31%, respectively, of all individual and family health insurance applications submitted on our website. For the nine months ended September 30, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.    Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended September 30, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 23% and 20%, respectively, of all individual and family health insurance applications submitted on our website. For the nine months ended September 30, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 24% and 22%, respectively, of all individual and family health insurance applications submitted on our website.

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

In the three and nine months ended September 30, 2011, cost of revenue also included direct labor and other direct costs incurred in connection with a contract with the federal government, the term of which expired in January 2012.

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers include primarily Medicare plan members. Total consideration paid in connection with these transfers amounted to $6.2 million during the nine months ended September 30, 2012. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement.

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

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In the third quarters of 2011 and 2012, we hired, trained and obtained health insurance licenses and health insurance carrier appointments for additional employees in our customer care centers to service the increase in the volume of Medicare leads we received in the fourth quarter as a result of the Medicare annual enrollment period. Many of these additional customer care center employees were temporary and their employment will end at or near the conclusion of the Medicare annual enrollment period in December. As a result of our temporary customer care center staffing requirements, we expect our customer care and enrollment costs to be higher in the third and fourth quarters of each year compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarters of both 2011 and 2012 had a significant negative impact on our profitability during those quarters.  We have experienced these seasonal trends during first three quarters of 2012 and we expect they will continue in the fourth quarter of 2012 and in future years.

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

We expect our general and administrative expenses to remain relatively flat in absolute dollars and to decline as a percentage of total revenue in 2012 compared to 2011 due primarily to an increase in total revenue while general and administrative expenses remain relatively flat.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics as of September 30, 2011 and 2012 and for the three months ended September 30, 2011 and 2012:

Key Metrics:	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012

Operating cash flows (1)	$5,413,000	$6,928,000

IFP submitted applications (2)	114,800	120,100

IFP approved members (3)	95,400	99,500
Total approved members (4)	140,300	174,500

Commission revenue (5)	$28,206,000	$31,291,000
Commission revenue per estimated member for the period (6)	$34.94	$34.70

Total revenue (7)	$34,787,000	$37,586,000
Total revenue per estimated member for the period (8)	$43.09	$41.68

	As of	As of
	September 30, 2011	September 30, 2012

IFP estimated membership (9)	683,400	698,600
Total estimated membership (10)	810,400	926,600

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012

Marketing and advertising expenses (11)	$13,826,000	$13,988,000
Marketing and advertising expenses as a percentage of total revenue (12)	40%	37%

Other Metrics:

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (13)	44%	48%
Marketing partners (14)	33%	32%
Online advertising (15)	23%	20%
Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
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

(5)	Commission revenue (from all sources) recognized during the period from the condensed consolidated statements of comprehensive income (loss).
(6)

Calculated as commission revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).

(7)	Total revenue (from all sources) recognized during the period from the condensed consolidated statements of comprehensive income (loss).
(8)

Calculated as total revenue recognized during the period (see note (7) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).

(9)	Estimated number of members active on IFP insurance policies as of the date indicated.
(10)	Estimated number of members active on all insurance policies, including Medicare policies, as of the date indicated.
(11)	Marketing and advertising expenses for the period from the condensed consolidated statements of comprehensive income (loss).
(12)	Calculated as marketing and advertising expenses for the period (see note (11) above) divided by total revenue for the period (see note (7) above).
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

During the nine months ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2011 and 2012 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
Revenue:
Commission	$28,206	81%	$31,291	83%	$89,045	82%	$93,358	85%
Other	6,581	19	6,295	17	19,483	18	16,810	15
Total revenue	34,787	100	37,586	100	108,528	100	110,168	100
Operating costs and expenses:
Cost of revenue	1,781	5	1,099	3	6,987	6	3,538	3
Marketing and advertising	13,826	40	13,988	37	38,403	35	39,142	36
Customer care and enrollment	6,245	18	8,823	23	16,265	15	21,152	19
Technology and content	5,548	16	5,503	15	16,433	15	16,018	15
General and administrative	6,917	20	6,744	18	20,299	19	19,938	18
Amortization of intangible assets	427	1	354	1	1,281	1	1,261	1
Total operating costs and expenses	34,744	100	36,511	97	99,668	92	101,049	92
Income from operations	43	0	1,075	3	8,860	8	9,119	8
Interest and other income (expense), net	(21)	(0)	4	0	(61)	(0)	41	0
Income before provision for income taxes	22	0	1,079	3	8,799	8	9,160	8
Provision for income taxes	271	1	874	2	4,335	4	4,525	4
Net income (loss)	$(249)	(1)%	$205	1%	$4,464	4%	$4,635	4%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Marketing and advertising	$252	$330	$774	$932
Customer care and enrollment	83	90	264	243
Technology and content	411	233	1,336	784
General and administrative	1,078	686	3,248	2,367
Total stock-based compensation expense	$1,824	$1,339	$5,622	$4,326

Three and Nine Months Ended September  30, 2011 and 2012

Revenue

The following table presents our commission, other revenue and total revenue and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%

Commission	$28,206	$31,291	$3,085	11%	$89,045	$93,358	$4,313	5%
Percentage of total revenue	81%	83%			82%	85%

Other	$6,581	$6,295	$(286)	(4%)	$19,483	$16,810	$(2,673)	(14%)
Percentage of total revenue	19%	17%			18%	15%

Total revenue	$34,787	$37,586	$2,799	8%	$108,528	$110,168	$1,640	2%

Three Months Ended September 30, 2012 and 2011—Commission revenue increased $3.1 million, or 11%, in the three months ended September 30,  2012 compared to the three months ended September 30,  2011,  due primarily to a  $2.2 million increase in Medicare-related commission revenue, which was driven by an increase in Medicare plans sold through us.  Additionally, commission revenue related to ancillary health insurance products, primarily dental, accident and vision health insurance increased substantially.

Other revenue decreased $0.3 million, or 4%, in the three months ended September 30,  2012 compared to the three months ended September 30, 2011, due primarily to a $1.4 million decrease in revenue related to our government systems business and a $2.0 million decrease in Medicare-related health insurance product lead referral revenue. Our government systems business revenue was adversely impacted by the expiration of our technology licensing contract with the federal government in January 2012. The decrease in lead referral revenue was the result of our strategic decision to reduce the number of Medicare leads sold to third parties and to instead act as a health insurance agent to those leads. These decreases in other revenue were partially offset by  a  $3.1 million increase in online sponsorship and advertising revenue, primarily related to Medicare plan carriers.

Nine Months Ended September 30, 2012 and 2011—Commission revenue increased $4.3 million, or 5%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011,  due primarily to a  $8.4 million increase in Medicare-related commission revenue. Partially offsetting this increase was a $4.1 million decrease in non-Medicare commission revenue, primarily individual and family health insurance commission revenue, due to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers.

Other revenue decreased $2.7 million, or 14%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to a $5.5 million decrease in revenue related to our government systems business and a $4.2 million decrease in Medicare-related health insurance product lead referral revenue. Partially offsetting these decreases was a  $6.8 million increase in online sponsorship and advertising revenue, primarily related to Medicare plan carriers.

Operating Costs and  Expenses

Cost of Revenue

The following table presents our cost of revenue and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%

Cost of revenue	$1,781	$1,099	$(682)	(38%)	$6,987	$3,538	$(3,449)	(49%)
Percentage of total revenue	5%	3%			6%	3%

Three Months Ended September 30, 2012 and 2011—Cost of revenue decreased $0.7 million, or 38%, in the three months ended September 30,  2012 compared to the three months ended September 30,  2011,  due primarily to a decrease of $1.2 million in costs related to our technology licensing contract with the federal government,  which expired in January 2012, partially offset by an increase of $0.5 million  in amortization expense associated with the consideration paid in connection with several transactions in which we acquired broker of record status on a number of Medicare health insurance plans.

Nine Months Ended September 30, 2012 and 2011—Cost of revenue decreased $3.4 million, or 49%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011,  due primarily to a decrease of $4.7 million in costs related to our technology licensing contract with the federal government and a $0.4 million decrease in revenue-sharing expenses with partners, partially offset by an increase of $2.4 million in amortization expense associated with the consideration paid in connection with several transactions in which we acquired broker of record status on a number of Medicare health insurance plans.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%

Marketing and advertising	$13,826	$13,988	$162	1%	$38,403	$39,142	$739	2%
Percentage of total revenue	40%	37%			35%	36%

Three Months Ended September 30, 2012 and 2011—Marketing and advertising expenses increased $0.2 million, or 1%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011,  due primarily to an increase of $0.6 million in compensation, benefits, stock-based compensation and other personnel costs. Additionally, fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website increased. Partially offsetting these increases was a decrease in online advertising costs of $0.6 million. In the three months ended September 30, 2012, we directed a larger portion of our online advertising spending to Medicare-related plans and away from individual and family plans.

 Nine Months Ended September 30, 2012 and 2011—Marketing and advertising expenses increased $0.7 million, or 2%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to an increase of $0.8 million in compensation, benefits, stock-based compensation and other personnel costs. Additionally, fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website increased $0.5 million. Partially offsetting these increases was a decrease in online advertising costs of $0.5 million as we directed a larger portion of our online advertising spending to Medicare-related plans and away from individual and family plans while decreasing our overall level of online spending.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%

Customer care and enrollment	$6,245	$8,823	$2,578	41%	$16,265	$21,152	$4,887	30%
Percentage of total revenue	18%	23%			15%	19%

Three Months Ended September 30, 2012 and 2011—Customer care and enrollment expenses increased $2.6 million, or 41%, in the three months ended September 30, 2012 compared to the three months ended September 30,  2011, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits, stock-based compensation and other personnel costs increased $1.9 million and insurance licensing costs increased $0.3 million. Additionally, costs related to customer call center telephonic equipment, as well as telephone expense, increased $0.4 million.

Nine Months Ended September 30, 2012 and 2011—Customer care and enrollment expenses increased $4.9 million, or 30%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits, stock-based compensation and other personnel costs increased $3.7 million and insurance licensing costs increased $0.6 million. Additionally, costs related to customer call center telephonic equipment, as well as telephone expense, increased $0.6 million.

Technology and Content

The following table presents our technology and content expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%

Technology and content	$5,548	$5,503	$(45)	(1%)	$16,433	$16,018	$(415)	(3%)
Percentage of total revenue	16%	15%			15%	15%

Three Months Ended September 30, 2012 and 2011—Technology and content expenses decreased in the three months ended September 30, 2012 compared to the three months ended September 30,  2011, due to a decrease in compensation, benefits, stock-based compensation and other personnel costs.

Nine Months Ended September 30, 2012 and 2011—Technology and content expenses decreased $0.4 million, or 3%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to a decrease of $0.7 million in compensation, benefits, stock-based compensation and other personnel costs. Partially offsetting this decrease was a $0.3 million increase in internet and data center infrastructure costs.

General and Administrative

The following table presents our general and administrative expenses and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%

General and administrative	$6,917	$6,744	$(173)	(3%)	$20,299	$19,938	$(361)	(2%)
Percentage of total revenue	20%	18%			19%	18%

Three Months Ended September 30, 2012 and 2011—General and administrative expenses decreased $0.2 million, or 3%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due primarily to a decrease of $0.4 million in lobbying fees, partially offset by an increase in rent expense.

Nine Months Ended September 30, 2012 and 2011—General and administrative expenses decreased $0.4 million, or 2%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to a decrease of $0.5 million in lobbying fees and a  $0.2 million decrease in compensation, benefits, stock-based compensation and other personnel costs. Partially offsetting these decreases was an increase in rent expense.

Amortization of Intangible Assets

Three and Nine Months Ended September 30, 2012 and 2011—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained relatively flat in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively.

Other Income  (Expense), Net

The following table presents our other income  (expense), net, and the dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2012	$	%	2011	2012	$	%

Other income (expense), net	$(21)	$4	$25	119%	$(61)	$41	$102	167%
Percentage of total revenue	(0%)	0%			(0%)	0%

Three and Nine Months Ended September 30, 2012 and 2011—Other income (expense), net increased in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30,  2011, respectively, due primarily to a decrease in investment management fees. Administrative bank fees, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash in the three and nine months ended September 30, 2011.

Provision for Income Taxes

The following table presents our provision for income taxes and the dollar change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	Change $	2011	2012	Change $

Provision for income taxes	$271	$874	$603	$4,335	$4,525	$190
Percentage of total revenue	1%	2%		4%	4%
Effective tax rate	1,231.8%	81.0%		49.3%	49.4%

Three Months Ended September 30, 2012 and 2011—In the three months ended September 30, 2011 and 2012, we recorded a provision for income taxes of $0.3 million and $0.9 million,  respectively, representing effective tax rates of 1,231.8% and 81.0%, respectively. Our effective tax rates for the three months ended September 30, 2011 and 2012 were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

Nine Months Ended September 30, 2012 and 2011—In the nine months ended September 30, 2011 and 2012, we recorded provisions for income taxes of $4.3 million and $4.5 million, respectively, representing effective tax rates of 49.3% and 49.4%, respectively. Our effective tax rates for the nine months ended September 30,  2011 and 2012  were higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At September 30, 2012, our cash and cash equivalents totaled $130.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2011, our cash and cash equivalents totaled $123.6 million.

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30.0 million of our common stock. Purchases under this program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the purchases and the exact number of shares to be purchased will depend upon market conditions. The program does not require us to acquire a specific number of shares, and the program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares will be funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557
Repurchases of common stock	554,284	$15.23	8,441
Cumulative balance at September 30, 2012 (1)	6,352,090	$14.17	$89,998
(1)

Cumulative balances at December 31, 2011 and September 30, 2012 consist of shares repurchased in connection with our stock repurchase programs announced on July 27, 2010 and June 14, 2011, as well as a previous stock repurchase plan announced in 2008.

(2)  Average price paid per share includes commissions.

In addition to the 6.4 million shares repurchased under our repurchase programs as of September 30, 2012, we have in treasury 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and September 30,  2012, we had a total of 5.9 million shares and 6.5 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2011 and 2012 (in thousands):

	Nine Months Ended September 30,
	2011	2012

Net cash provided by operating activities	$20,004	$19,653
Net cash used in investing activities	$(5,838)	$(9,371)
Net cash used in financing activities	$(15,709)	$(3,091)

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

Nine Months Ended September 30, 2012—Our operating activities generated cash of $19.7 million during the nine months ended September 30, 2012 and consisted of net income of $4.6 million, increased by non-cash items of $9.4 million and cash provided by working capital and other activities of $5.6 million. Adjustments for non-cash items primarily consisted of $2.4 million of deferred income taxes, $4.3 million of stock-based compensation expense and $5.0 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, partially offset by $2.4 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of a decrease of $4.8 million in accounts receivable, an increase of $2.2 million in accounts payable, a decrease of $1.7 million in prepaid expenses and other current assets, an increase of $0.9 million in accrued compensation and other benefits and an increase of $0.4 million in deferred revenue, partially offset by an increase of $2.4 million in other assets and a decrease of $2.3 million in accrued marketing expenses. Other assets increased primarily from consideration paid in connection with book-of-business transfers. Accounts payable increased due primarily to the timing of payments to our vendors,  accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2011 and accounts receivable decreased due collections.

Nine Months Ended September 30, 2011—Our operating activities generated cash of $20.0 million during the nine months ended September 30, 2011 and consisted of net income of $4.5 million, increased by non-cash items of $10.1 million and cash provided by working capital and other activities of $5.5 million. Adjustments for non-cash items primarily consisted of $5.6 million of stock-based compensation expense, $3.7 million of deferred income taxes and $3.1 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of acquired intangible assets, partially offset by approximately $2.7 million of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of a decrease of $7.7 million in accounts receivable, a decrease of $1.9 million in prepaid expenses and other current assets,  an increase of $0.7 million in accrued marketing expense and an increase of $0.5 million in accrued compensation and benefits, partially offset by a decrease of $1.7 million in accounts payable, a decrease of $1.6 million in deferred revenue and a decrease of $1.5 million in other current liabilities. Accounts receivable decreased primarily due to collections of receivables from our government systems business as well as collection of Medicare lead referral receivables recorded during the Medicare annual enrollment period in the fourth quarter of 2010. Accounts payable decreased due primarily to the timing of payments to our vendors, accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2010 and accounts receivable decreased due to collections.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and include consideration paid to a partner in connection with the transfer to us of certain Medicare plan members for whom we expect to earn future commissions.

Nine Months Ended September 30, 2012—Net cash used in investing activities of $9.4 million during the nine months ended September 30, 2012 was attributable to consideration of $6.2 million paid to a partner related to the transfer of two books-of-business in the nine months ended September 30, 2012, whereby we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us, and capital expenditures of $3.1 million.

Nine Months Ended September 30, 2011—Net cash used in investing activities of $5.8 million during the nine months ended September 30, 2011 was attributable to consideration of $3.1 million paid to a partner related to the transfer of a  book-of-business during the nine months ended September 30, 2011, and a $0.8 million final payment related to the transfer of a book-of-business in the fourth quarter of 2010. For both transfers, we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us. Additionally, net cash used by investing activities included capital expenditures of $1.9 million.

Financing Activities

Nine Months Ended September 30,  2012—Net cash used in financing activities of $3.1 million during the nine months ended September  30, 2012 was due to $8.4 million used to repurchase 0.6 million shares of our common stock and $1.0 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $4.0 million of net proceeds from the exercise of common stock options and $2.4 million of excess tax benefits from stock-based compensation.

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

In August 2012, we extended our existing lease for office space in Gold River, California, for an additional two years expiring on December 31, 2014. Rent payments will total $0.9 million in both 2013 and 2014.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of September 30, 2012 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2012 (three months)	$690	$178	$868
2013	2,753	1,118	3,871
2014	2,347	986	3,333
2015	1,215	138	1,353
2016	1,226	-	1,226
Thereafter	1,741	-	1,741
Sub-Total	$9,972	$2,420	$12,392
New building - Mountain View, California (estimated commitment) (1)	6,833	-	6,833
Total (estimate)	$16,805	$2,420	$19,225

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

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2011 and September 30, 2012, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2011	September 30, 2012

Cash (1)	$17,256	$17,441
Money market funds (2)	106,351	113,359
Total cash and cash equivalents	$123,607	$130,800

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2011 and September 30,  2012 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable balance. As of September 30, 2012, two customers represented 37% and 14%, respectively, for a combined total of 51% of our $3.3 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and September 30, 2012. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2012. Accordingly, our estimate for uncollectible amounts at September 30, 2012 was not material.

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended September 30, 2011 and 2012 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Humana	9%	19%	6%	16%
WellPoint (1)	11%	13%	12%	13%
UnitedHealthcare (2)	13%	12%	14%	13%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market individual and family health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform do not go into effect until 2014, although certain provisions currently are effective, such as medical loss ratio requirements for individual and family and small business health insurance, a prohibition against insurance companies using pre-existing health conditions as a reason to deny the application of children for health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation requires various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations.

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause health insurance carriers to apply more rigorous underwriting standards (until provisions in health care reform legislation limiting underwriting go into effect in 2014) or change the benefits and/or premiums for the plans they sell; cause a substantial reduction in our membership; or cause health insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  For instance, beginning in 2014 health insurance carriers offering coverage in the individual or small group health insurance market must ensure that such coverage includes certain minimum health benefits.  Individuals are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  While these minimum benefits have yet to be fully defined by regulation, the Patient Protection and Affordable Care Act lists certain benefits and services as a minimum threshold for coverage, and the Department of Health and Human Services is to define the essential health benefit package so that the scope of benefits is equivalent to that of a typical employer provided health insurance plan.  Many of the individual and small group health insurance plans we have sold may not cover all of the minimum essential benefits.  In the event this aspect of health care reform results in the termination of these plans, or a reduction in our membership, our business, operating results and financial condition would be materially harmed. Various aspects of health care reform also could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which would materially harm our business, operating results and financial condition.

As a part of healthcare reform, each state is required to implement a health insurance exchange by October 2013 where individuals and small businesses can purchase health insurance. If a state does not implement a health insurance exchange, the federal government will implement and operate the exchange for that state. Among other things, the exchanges will have websites where individuals and small businesses can shop for and purchase health insurance, and they also will have offline customer support. The exchanges will be a new source of competition for us. In the event our existing members purchase health insurance directly through health insurance exchanges, we will no longer receive commission revenue as a result of our sale of health insurance to them, and exchanges will compete with us for new members. Competitive pressure from health insurance exchanges may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, or may otherwise harm our business, operating results and financial condition.

In addition to the expansion of Medicaid eligibility as a part of health care reform, individuals and families whose incomes are between 133% and 400% of the federal poverty level will generally be entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. In order to be eligible for a subsidy, qualified individuals must purchase subsidy qualifying health plans through a health insurance exchange. These qualified health plans are required to be purchased during an initial open enrollment period beginning in October 2013 and running through March 2014, and qualified individuals can thereafter change their qualified health plan only during an annual enrollment period to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the plans that subsidy-eligible individuals must purchase in order to receive the subsidies. While there are details that need to be clarified by the federal government, states and health insurance carriers, it is clear that, in order to offer subsidy-eligible health insurance plans, agents and brokers must meet certain conditions, such as entering into an agreement with the state health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange and complying with privacy, security and conflict of interest standards.  In the event Internet-based agents and brokers such as us use the Internet for plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. A substantial number of our existing members may become eligible for subsidies in connection with their purchase of health insurance.  We may experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to allow us to sell them and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.  In addition, even if we are able to sell qualified health plans to subsidy eligible individuals, we will be subject to the same execution risks that we face in selling Medicare plans, given that a substantial number of qualified health plans may only be sold during a limited period of time.

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

Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These commission rate reductions have and will continue to significantly impact our business and operating results. Health insurance carriers may determine to reduce or further reduce our commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, apply stricter underwriting standards (until provisions in health care reform registration limiting underwriting go into effect in 2014) or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice.  Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, as a result of health care reform, as a result of a reluctance to distribute their plans over the Internet or because they do not want to be associated with our brand.   In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform.  For instance, carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. The termination or amendment of our relationship with a carrier could reduce the variety of health insurance plans we offer, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for future sales and for past sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a wide variety of health insurance plans.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 19% and 16% of our total revenue in the three and nine months ended September 30, 2012, respectively, from Humana. We derived 13% of our total revenue in both the three and nine months ended September 30,  2012 from carriers owned by Wellpoint. We derived 12% and 13% of our total revenue in the three and nine months ended September 30, 2012, respectively, from carriers owned by UnitedHealthcare. We have several agreements that govern our sale of individual health insurance plans with these health insurance carriers. Many of them may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market.  The termination, amendment or consolidation of our relationship with these and other health insurance carriers could harm our business, operating results and financial condition.

Our revenues and earnings may continue to decline.

We have recently experienced a significant reduction in the commission rates that health insurance carriers pay us on the individual and family health insurance plans that we sell. We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development and the development of our business selling Medicare-related health insurance plans. Our ability to resume revenue and earnings per share growth on a consistent basis will be dependent upon a number of factors, including the success of our Medicare plan marketing and sales business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans, our ability to maintain our relationship with existing members within historical levels and our success in entering into relationships to perform services and license our technology for use in the implementation of health care reform-related endeavors. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

Our revenue will be adversely impacted if our membership does not grow. The individual and family and Medicare-related commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. Accordingly, to the extent that our net addition of new members slows or we experience a reduction in the number of our members, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership growth rate. The commission rates we receive are impacted by a variety of other factors, including the particular health insurance policies chosen by our members, the carriers offering those policies, our members’ states of residence, the laws and regulations in those jurisdictions and health care reform. Our commission rate per member has, and could in the future, decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which may be beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

We may not be successful in our efforts to market and sell Medicare-related health insurance plans as a health insurance agent.

In 2010 we began to actively market the availability of Medicare-related health insurance plans using our ecommerce platforms, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We refer to these plans as Medicare plans. We market Medicare plans to Medicare-eligible individuals, who are predominately senior citizens over the age of 65. The sale of Medicare Advantage and Medicare Part D prescription drug plans are subject to an annual enrollment period during the fourth quarter of each year, when a substantial percentage of the annual sales of these plans occur. We sell Medicare plans as a health insurance agent using our websites and customer care centers.

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

•

our ability to implement and maintain an effective information technology infrastructure for the sale of Medicare plans, including the infrastructure and systems that support our websites, call centers and call recording;

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

Our ability to sell Medicare-related health insurance plans as a health insurance agent is dependent upon our ability to timely hire, train and retain licensed health insurance agents for our customer care center operations and our ability to maintain information technology systems to facilitate their sale of Medicare plans.

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents.  In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because the vast majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time.  We must also ensure that these employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for their licensing, certification and appointment. We may not be successful in timely hiring a sufficient number of additional licensed agents for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners.  If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

The success of our Medicare plan customer care center operations also is dependent on information technology systems.  The vast majority of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans.  We rely on telephone, call recording and customer relationship management systems in our Medicare customer care center operations related to these and other functions, and we are dependent on third parties for some of them, including our telephone and call recording systems.  The effectiveness and stability of our Medicare customer care center systems are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems and any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy.

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

Our revenue depends upon demand for health insurance in the individual and family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, an increased number of individuals have become self-employed or unemployed. In addition, as a result of substantial health insurance premium inflation in recent years, we believe that many employers have sought to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We have no control over the economic and other factors that influence these trends, and they may reverse, including as a result of health care reform legislation. If economic or other factors beyond our control negatively impact our business, our business, operating results and financial condition could be harmed.

We believe that demand for the health insurance and services we offer have been adversely impacted by recent economic conditions. We cannot be certain of the future impact that the recent recession and other economic conditions will have on our business. A further softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans with lower premiums for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates, change their underwriting practices so that fewer health insurance applications are approved or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

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

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans in the individual and family, small business, ancillary and Medicare markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform legislation or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed.  In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, we would experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of goodwill and intangible assets acquired in our PlanPrescriber acquisition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

For individual and family, small business, ancillary and Medicare Supplement health insurance plans, health insurance carriers typically pay us a specified percentage of the premium amount on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for up to six years, or longer depending on carrier the arrangement, provided that the policy remains active with us. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been completely accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. It is often difficult for us to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent.   In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We will also compete with state and federal health insurance exchanges implemented as a result of health care reform. Health care reform also will result in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. In connection with our marketing of Medicare plans, we also compete with the original Medicare program.  In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

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

Our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we may sell health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2014. We have relationships with insurance companies to host on our technology platform certain of those companies’ products that are offered throughout China. Additionally, we have entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have limited experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, insurance laws and regulations in China are in a state of development, and the laws and regulations may change to prohibit or restrict our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China is also dependent upon many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract and retain qualified personnel and network security.

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

We may license the use of our technology and provide services to government entities in connection with health care reform and its requirement that states establish health insurance exchanges.  While we have been a party to a small number of government contracts as a prime contractor or as a subcontractor, we are new to government contracting.  Generally, government contracts are offered through a competitive bidding process.  A number of entities may compete for the award of any particular government contract or related subcontract, and we may not be able to outbid our competitors.  Even if we are awarded a contract, unsuccessful bidders may protest or challenge the contract award, which could result in our losing the contract.  Complicated rules apply to doing business with the federal and state governments, including without limitation procurement laws and regulations.  In addition, socio-economic obligations, including various restrictions relating to those of our employees that may perform under the government contract, may accompany government contracts.  These requirements may require us to restructure aspects of our operations to perform under a contract, which may be difficult or impossible.  As a government contractor, we are subject to audits, cost reviews and investigations by oversight agencies.  We may not be successful in our effort to enter into government contracts, and even if we are, we may face difficulty and unanticipated expense in adapting our platform and software, and complying with applicable laws, regulations and contractual requirements.  If we are not successful in our government contracting efforts, our business, operating results and financial condition could be harmed.  In addition, if we fail to comply with the terms of one or more of our government contracts or applicable laws and regulations, we could be suspended or barred from future government projects for a significant period of time, as well as face damages and civil or criminal fines and penalties, which would harm our business, operating results and financial condition.

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

We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage in the distribution of individual and family and small business health insurance. We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. Although we have applied for patents in the United States, they may not result in issued patents. We have not filed for protection of our intellectual property in any foreign jurisdiction other than China. We have Chinese-registered computer software copyrights for an internally-developed software system and a project management tool and have certain trademarks in China. We have not filed any patent applications in China. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents if issued, may be held invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected in China as they are in the United States. Any United States or other patents issued to us may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

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

The vast majority of Medicare plans are sold in the fourth quarter of each year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

In both 2011 and 2012, we significantly increased our temporary customer care center staff during the third quarter in preparation for the Medicare annual enrollment period. We employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. As a result, our customer care center staffing costs are significantly higher in the third and fourth quarters compared to the first and second quarters. We also incur significantly greater Medicare plan-related online advertising expenses during the third and fourth quarters compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs and Medicare-related online advertising expenses incurred in the third quarters of 2011 and 2012 have had a significant negative impact on our profitability during the third quarters of 2011 and 2012. We expect this seasonal trend to occur again in future years.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 75% percent of our outstanding common stock as of September 30, 2012. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2012.

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