Form 10-K
period 2012-12-31
eHealth, Inc.
filed 2013-03-13
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2012, the aggregate market value of its shares (based on a closing price of $16.11 per share) held by non-affiliates was $84,325,266. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 28, 2013 was 20,923,307 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the impact of health care reform laws on the health insurance industry and on our business; the effect of our technology on the Medicare plan purchasing process, the expected timing of our competition with health insurance exchanges for the enrollment of individuals and small businesses in health insurance; our expectations regarding seasonal trends in our business; our beliefs regarding the demographic trends of those individuals becoming eligible for Medicare; the adequacy and suitability of our existing facilities; elements of our strategy; plans to market our ecommerce technology to state exchanges and our competitors in this business; impact of medical loss ratio regulations and commission rate changes; expenditures related to the development of our business; our projections relating to future revenue growth and earnings per share; our plans and expectations relating to our Medicare revenue generating activities and factors impacting its success; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; our expectations relating to revenue, our Medicare revenue, cost of revenue, seasonality, profitability, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses, tax rates and cash outlay for taxes; future dividends; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; our potential for collection issues; as well as other statements regarding our future operations, financial condition, prospects and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General

eHealth, Inc. is the parent company of eHealthInsurance, America’s first and largest private health insurance exchange where individuals, families and small businesses can compare health insurance products from leading insurers side by side and purchase and enroll in coverage online. We offer thousands of individual, family and small business health plans underwritten by more than 200 of the nation's leading health insurance companies through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com and www.PlanPrescriber.com).  Our ecommerce platform can be accessed directly through our websites as well as through our network of marketing partners. We are licensed to sell health insurance in all 50 states and the District of Columbia. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. In addition, through our eHealthTechnology solution (www.eHealthTechnology.com), we provide a suite of hosted e-commerce solutions that enable health plan providers and resellers to market and distribute health insurance products online. We also make available powerful online and pharmacy-based tools to help seniors navigate Medicare health insurance options, choose the right plan and enroll in select plans online through our wholly-owned subsidiary, PlanPrescriber, Inc., (www.planprescriber.com), and through our Medicare website (www.eHealthMedicare.com).

We were incorporated in Delaware in November 1997. Our headquarters are located at 440 East Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 584-2700. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site (www.ehealth.com)as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. The information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Our Business Model

Individual, Family and Small Business Health Insurance Plans

 Substantially all of our revenue is generated from customers located in the United States. We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family and small business policies are purchased through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), as well as commission override payments we receive for achieving sales volume thresholds or other objectives. The commission payments we receive are typically a percentage of the premium on an individual and family or small business health insurance policy that we sold and are made to us on a monthly basis for as long as a policy remains active with us. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Medicare Health Insurance Plans

We began actively marketing the availability of Medicare-related insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). Our Medicare plan platforms enable consumers to research and compare their Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We also make available online application capabilities for certain Medicare plans and, through our customer care and enrollment centers, we offer telephonic enrollment capabilities. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that was sold through us and are made to us on a monthly basis for as long as a policy remains active with us.  In the first year of a Medicare Advantage and Medicare Part D prescription drug plan we are paid a fixed, full-year commission after the health insurance carrier approves the application.  Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. Beginning with and subsequent to the second plan year, we receive fixed, monthly commissions for Medicare Advantage plans or fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us. Through May 2012 we also generated referral fee revenue by delivering and selling Medicare leads generated by our online platforms to third parties. We, however, have transitioned away from selling leads to providing health insurance agent services to our Medicare plan customers rather than referring them to other health insurance agents.

As part of our Medicare strategy we acquired PlanPrescriber, Inc., formerly Experion Systems, Inc. and a privately-held company, in April 2010. PlanPrescriber is a leading provider of online tools that help Medicare-eligible individuals navigate their Medicare-related health insurance options.

Online Sponsorship and Advertising

We derive revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.

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

Our commission revenue that we received from insurance carriers for individual, family and small business health insurance plans and Medicare health insurance plans represented 84%, 79% and 84% of our total revenue in the years ended December 31, 2010, 2011 and 2012, respectively. Additional financial information about our company is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways. Among several other provisions, they and the regulations implementing them include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual health insurance during specified times of the year; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels if they are eligible and purchase individual or small group health insurance through the state or federal health insurance exchange.

While many aspects of health care reform do not become effective until 2014, health insurance carriers have been required to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. The implementation of the medical loss ratio requirements by carriers has resulted in a reduction in the commission rates that we are paid to us as a result of our selling individual and family health insurance plans. These reductions began to impact our individual and family health insurance plan commission-based revenue in 2011. We expect that the implementation of health care reform will impact us and the industry in which we operate in substantial ways.

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

Broaden Our Carrier Network and Product Portfolio. Our goal is to continue to add new health insurance carriers and health insurance plans to our ecommerce platform. We seek to deepen our technology integration with health insurance carriers, allowing us to further streamline the sales, underwriting and member fulfillment processes and increase revenue opportunities for us and health insurance carriers. We also seek to enter into relationships with carriers and government health insurance exchanges mandated as part of health care reform to be able to offer subsidy-eligible health insurance.

Grow Our Medicare Opportunity. We believe that our technology can be used to streamline and simplify the Medicare plan purchasing process.  We seek to enhance the technology behind our online Medicare platforms and further develop demand generation programs in the Medicare market.

Expand Our Technology Licensing Business. Our technology licensing business allows health insurance carriers to use our ecommerce platform to market and sell their own health insurance plans on their websites. It also allows their agents to utilize our technology to power online quoting, content and application submission processes. We intend to further penetrate the market for online sales solutions for health insurance carriers and their agents. Growth in this business will allow us to enter new markets such as private exchanges for defined contribution benefit offerings by employers.

Diversify Our Revenue. We plan to continue to diversify our revenue by entering into new business areas where our technology, experience and relationships can be leveraged.

Our Platforms and Technology

Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans. The plans we offer include major medical health insurance coverage such as preferred provider organization, health maintenance organization and indemnity plans, Medicare plans, short-term medical insurance, student health insurance, health savings account eligible health insurance plans and ancillary plans such as dental and vision insurance.

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

Plan Comparison and Recommendations. We offer online comparison and recommendation tools that condense voluminous health insurance information. Our ecommerce platform enables consumers to compare and contrast health insurance plans in a side-by-side format based on plan characteristics such as price, plan type, deductible amount, co-payment amount and in-network and out-of-network benefits. To further assist consumers, our automated recommendation capability for individual and family health insurance presents a short series of questions and recommends up to four health insurance plans based on the consumer’s input. Our Medicare plan comparison tool enables Medicare-eligible individuals to compare plan premiums, deductibles, out-of-pocket drug expenses, coverage limitations on medications and other aspects of Medicare plans.

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

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online.  As of December 31, 2012, we had relationships with over 200 individual, family, Medicare and small business health insurance carriers, including large national carriers and well-established regional carriers. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.  The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier.

Revenue derived from Humana represented approximately 4%, 8% and 18% of our total revenue in 2010, 2011 and 2012, respectively. Revenue derived from carriers owned by WellPoint represented approximately 12%, 11% and 13% of our total revenue in 2010, 2011 and 2012, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 14%, 13% and 12% of our total revenue in 2010, 2011 and 2012, respectively.

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

Technology and Content

We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.  A substantial number of our technology and content employees are located in our subsidiary in Xiamen, China. There are many risks associated with having an operation and doing business in China.  Information regarding risks involving our operations in China is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Government Regulation and Compliance

We distribute health insurance plans in all 50 states and in the District of Columbia.  The health insurance industry is heavily regulated. In addition to the Patient Protection and Affordable Care Act, each of these jurisdictions has its own rules and regulations pertaining to the offer and sale of health insurance plans, typically administered by a department of insurance. State insurance departments have administrative powers relating to, among other things: regulating premium prices; granting and revoking licenses to transact insurance business; approving individuals and entities to which, and circumstances under which, commissions can be paid; regulating advertising, marketing and trade practices; monitoring broker and agent conduct; and imposing continuing education requirements. We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business.

In addition to state regulations, we also are subject to regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare plans.  For example, our health insurance carrier partners are required to obtain CMS or state department of insurance approval of certain aspects of our platforms, call center scripts and other marketing materials used to market Medicare plans. In addition, the laws and regulations applicable to the marketing and sale of Medicare plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

We are also subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and _maintenance_ of the individually-identifiable information that we collect from consumers.  For example, we are subject to the Health Insurance Portability and Accountability Act, or HIPAA.  HIPAA and regulations adopted pursuant to HIPPA require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. The use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act, or GLBA, and state statutes implementing GLBA, which generally require brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information.  Violations of these federal and state privacy and security laws may result in significant liability and expense.

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

Competition

The market for selling health insurance plans is highly competitive. Many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In addition to the direct competition from health insurance carriers, we compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the agent. Most online agents operate in only one or very few states, and some represent only one or a limited number of health insurance carriers.

In connection with our marketing of Medicare plans, we also compete with the original Medicare program. In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. CMS also has regulatory authority over the Medicare Advantage program and can influence the competitiveness of Medicare Advantage and Medicare Part D prescription drug plans compared to the original Medicare program.

As a part of health care reform and the implementation of the Affordable Care Act, each state is required to establish a health insurance exchange in time for the first health insurance exchange open enrollment period that begins in October 2013, unless they decide to opt out. If a state opts out of establishing a health insurance exchange, the federal government will operate the health insurance exchange in that state.  Most states are expected to opt out of establishing their own health insurance exchange. Health insurance exchanges are required to, among other things, establish a call center and website where individuals and businesses may purchase health insurance. We will compete with health insurance exchanges for the enrollment of individuals and small businesses in health insurance beginning in October 2013. Exchanges will offer qualified health insurance plans that individuals and small businesses must purchase in order to receive health care reform related financial assistance in the form of subsidies to purchase health insurance and cost sharing reductions. States may at their election (and the federal government may where it is operating the health insurance exchange for a state) allow health insurance agents and brokers to enroll individuals in qualified health insurance plans, subject to the agent or broker meeting certain conditions. We will not be able to enroll individuals and small businesses into qualified health plans if we are not granted permission to do so by the exchange operating in a state as well as meet the applicable conditions, including entering into an agreement with the applicable health insurance exchange.

In licensing our health insurance purchasing platform, we compete with companies providing technology that automates premium quoting, research and analysis of health insurance plans, member enrollment and other tools that support online sales efforts by health insurance carriers and their agents and brokers.

Seasonality

The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans are highest in our first and third quarters, while marketing and advertising expenses related to Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

Based on these seasonal trends, our revenue is highest in the fourth quarter of the year and our profitability is relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year.  We expect this seasonal trend to occur in future years.

Under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, subsidy-eligible health insurance plans are required to be purchased by individuals, families and small businesses during an initial open enrollment period beginning in October 2013 and running through March 2014 in order for the individual, family or small business to receive subsidies from the government. Subsidy-eligible individuals, families and small businesses can thereafter change their qualified health plan only during an annual enrollment period scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. To the extent states allow us to market subsidy-eligible health plans and to the extent states adopt open enrollment periods for the sale of individual and family and small business health insurance in general, we will experience additional seasonality in both our sales volumes and expenses as a result of the enrollment period. Additionally, if states adopt open enrollment periods for the sale of health insurance that is not subsidy-eligible, we may experience additional seasonality.

Employees

As of December 31, 2012, we had 772 full-time employees, of which 46 were in marketing and advertising, 338 were in customer care and enrollment, 241 were in technology and content and 147 were in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Risks Related to Our Business

Changes and developments in the health insurance system in the United States as a result of health care reform or otherwise could harm our business.

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans; including limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for individual health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform do not go into effect until 2014, although certain provisions currently are effective, such as medical loss ratio requirements for individual and family and small business health insurance, a prohibition against insurance companies using pre-existing health conditions as a reason to deny the application of children for health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation requires various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations.

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them;  change the benefits and/or premiums for the plans they sell; cause a substantial reduction in our membership; or cause health insurance carriers to reduce our commissions and other amounts they pay  for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  For instance, beginning in 2014 health insurance carriers offering coverage in the individual or small group health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits.  Individuals are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  It is unclear whether this tax penalty is sufficient enough to drive a substantial number of new entrants into the health insurance market, and if it does not, our business, operating results and financial condition could be harmed. Moreover, many of the individual and small group health insurance plans we have sold do not cover all of the minimum essential benefits or meet other standards under health care reform. We could suffer a substantial reduction in our membership as a result of members on these plans purchasing plans that do meet health care reform requirements if they do not purchase their new plan from us.  In addition, the existing plans could be modified with an increase in the cost of the plan or terminated, which also could cause a reduction in our membership and materially harm our business, operating results and financial condition. Various aspects of health care reform also could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which would materially harm our business, operating results and financial condition.

As a part of healthcare reform, each state is required to implement a health insurance exchange by October 2013 where individuals and small businesses can purchase health insurance. If a state does not implement a health insurance exchange, the federal government will implement and operate the exchange for that state. Among other things, the exchanges will have websites where individuals and small businesses can shop for and purchase health insurance, and they also will have offline customer support. The exchanges will be a new source of competition for us. In the event our existing members purchase health insurance directly through health insurance exchanges without using our services, we will no longer receive commission revenue as a result of our sale of health insurance to them, and exchanges will compete with us for new members. Competitive pressure from health insurance exchanges may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, and may otherwise harm our business, operating results and financial condition. In addition, there have been recent proposals in certain states and by the federal government that health insurance carriers be required to offer agents and brokers the same commission rates for plans the health insurance carrier offers on state’s health insurance exchange and outside of the health insurance exchange.  It is unclear what impact adoption of laws and regulations like these will have on our business.  However, if they result in a reduction in our commission rates, our business, operating results and financial condition would be harmed.

In addition to the expansion of Medicaid eligibility as a part of health care reform, individuals and families whose incomes are between 133% and 400% of the federal poverty level will generally be entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. In order to be eligible for a subsidy, qualified individuals must purchase subsidy qualifying health plans through a health insurance exchange. These qualified health plans are required to be purchased during an initial open enrollment period beginning in October 2013 and running through March 2014, and qualified individuals can thereafter change their qualified health plan only during an annual enrollment period to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. States may also adopt open enrollment periods for the purchase of health insurance outside of government run health insurance exchanges.

A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the plans that subsidy-eligible individuals must purchase in order to receive the subsidies. While there are details that need to be clarified by the federal government, states and health insurance carriers, it is clear that, in order to offer subsidy-eligible health insurance plans, agents and brokers must meet certain conditions, such as entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange and complying with privacy, security and conflict of interest standards.  In the event Internet-based agents and brokers such as us use the Internet for plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. A substantial number of our existing members may become eligible for subsidies in connection with their purchase of health insurance. We may also experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to allow us to sell them and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.  In addition, even if we are able to sell qualified health plans to subsidy eligible individuals, and particularly if states adopt open enrollment periods outside of state health insurance exchanges, it may be difficult for us to handle as a business the large amount of health insurance transactions occurring in a limited window of time.  In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment for qualified health plans and perhaps other health plans overlaps with the annual enrollment period for Medicare plans.

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

Carrier reaction to the individual and family medical loss ratio requirements has been to significantly reduce the commissions we receive in connection with the sale of these plans. These commission rate reductions have and will continue to significantly impact our business and operating results. Health insurance carriers may determine to reduce or further reduce our individual and family and small group commissions, and may reduce our Medicare Advantage plan commissions for the sale of plans with effective dates in 2014, as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, or because they do not want to be associated with our brand. In addition, many aspects of health care reform are scheduled to be implemented in 2014, which may cause carriers to modify their relationship with us given the substantial changes in the industry in which we operate.  For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their  businesses less profitable.  In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform. For instance, carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. The termination or amendment of our relationship with a carrier could reduce the variety of health insurance plans we offer, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for future sales and for past sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 8% and 18% of our total revenue in years ended December 31, 2011 and 2012, respectively, from Humana. We derived 11% and 13% of our total revenue in the years ended December 31,  2011 and 2012 from carriers owned by Wellpoint. We derived 13% and 12% of our total revenue in the years ended December 31, 2011 and 2012, respectively, from carriers owned by UnitedHealthcare. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. Many of them may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could materially harm our business, operating results and financial condition.

Our revenues and earnings may decline.

In 2011, we experienced a significant reduction in the commission rates that health insurance carriers pay us on the individual and family health insurance plans that we sell, primarily as a result of health care reform. We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development and the development of our business selling Medicare-related health insurance plans. Our ability to grow revenue and earnings will depend on a number of factors, including the success of our Medicare plan marketing and sales business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans and our ability to maintain our relationship with existing members within historical levels. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

Our revenue will be adversely impacted if our membership does not grow. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. The Medicare-related commission rates that we receive may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member.  Accordingly, to the extent that our net addition of new members slows or we experience a reduction in the number of our members, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for more than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership. The commission rates we receive are impacted by a variety of other factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions and health care reform. Our commission rate per member has, and could in the future, decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

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

Our Medicare plan related revenue is concentrated in a small number of health insurance carriers. The success of our entry into the market for Medicare plans as a health insurance agent will depend upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The limited number of our Medicare plan carrier relationships makes us vulnerable to changes in carrier commission rates and the competitiveness of our carrier partners Medicare products.  If our Medicare carrier partners reduce our commission rates or the competitiveness of their products declines compared to original Medicare or the products of Medicare carriers with which we do not have a relationship, our business, operating results and financial condition would be harmed.  In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carrier partners.  For instance, a carrier may terminate our relationship. Moreover, the Centers for Medicare and Medicaid Services, or CMS, has and will continue to penalize health insurance carriers for certain regulatory violations by not allowing them to market and sell Medicare plans for significant periods of time.  Given the small number of our Medicare carrier relationships, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for this or any other reason, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, which would harm our business operating results and financial condition.

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

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during any annual enrollment period were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of our Medicare-related revenues, membership acquisition and expenses and the fact that much of the sales of Medicare plans occur during this period.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends on our ability to timely hire, train and retain licensed health insurance agents for our customer care center operations and our ability to maintain information technology systems to facilitate their sale of Medicare plans.

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents.  In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because the majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time.  We must also ensure that these employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for their licensing, certification and appointment of our health insurance agent employees. We may not be successful in timely hiring a sufficient number of additional licensed agents for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners.  If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

The success of our Medicare plan customer care center operations also is dependent on information technology systems.  The vast majority of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans.  We rely on telephone, call recording and customer relationship management systems in our Medicare customer care center operations related to these and other functions, and we are dependent on third parties for some of them, including our telephone and call recording systems.  The effectiveness and stability of our Medicare customer care center systems are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems and any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

Factors beyond our control may negatively impact our ability to market and sell Medicare plans.

We determined to enter into the Medicare plan market because we believe the number of individuals becoming eligible for Medicare is increasing and these individuals are increasingly using the Internet to shop for health insurance plans. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, portions of health care reform impose significant changes to original Medicare and the Medicare Advantage program by, among other things, increasing the benefits original Medicare provides, reducing payments to Medicare Advantage plans and imposing medical loss ratio requirements for Medicare Advantage plans.  CMS recently proposed reducing the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans, and it may reduce these payments in the future. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or cause changes in our industry that result in a reduction in the amount paid to us in connection with the sale of these plans, our business operating results and financial condition could be harmed.

      The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and any noncompliance with them could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.  As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements.  In addition, certain aspects of our Medicare plan marketing partner relationships with pharmacy chains have been in the past, and will be in the future, subjected to CMS and health insurance carrier review.  Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans.  Due to changes in CMS guidance or enforcement or interpretation of existing guidance, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance.  As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of goodwill and intangible assets acquired in our PlanPrescriber acquisition.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this “Risk Factors” section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants, which could occur in connection with the implementation of health care reform. The implementation of healthcare reform could cause a substantial number of our existing members to apply for new health insurance products and for us to receive a substantial number of health insurance applications from new members, which could cause us to incur a substantial amount of marketing and advertising expense over a limited period of time and harm our business, operating results and financial condition. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members. As a result, our quarterly results may suffer due to unanticipated expenses, one-time charges or significant member turnover.

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

We believe that demand for the health insurance and services we offer are impacted by prevailing economic conditions. We cannot be certain of the future impact that the recent recession and other economic conditions will have on our business. A further softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans with lower premiums for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates, change their underwriting practices so that fewer health insurance applications are approved or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

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

•          the variety, competitiveness and affordability of the health insurance plans that we offer;

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. In addition, our members may choose to purchase new policies using a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance policies from state health insurance exchanges after their implementation as a result of health care reform. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed.  In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, we would experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

For individual and family, small business, ancillary and Medicare Supplement health insurance plans, health insurance carriers typically pay us a specified percentage of the premium amount on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for up to six years, or longer depending on carrier the arrangement, provided that the policy remains active with us. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been completely accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

We also depend on health insurance carriers and others for data related to our membership. For instance, with respect to health insurance plans other than small business health insurance, health insurance carriers do not directly report member cancellations to us, resulting in the need for us to determine cancellations using payment data that carriers provide. We infer cancellations from this payment data by analyzing whether payments from members have ceased for a period of time, and we may not learn of a cancellation for several months, given that some of our members pay on a schedule less frequently than monthly (e.g., quarterly). With respect to our small business membership, many groups notify the carrier directly with respect to increases or decreases in group size and policy cancellations. Our insurance carrier partners often do not communicate this information to us, and it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. We often are not made aware of policy cancellations until the time of the group’s annual renewal.

The implementation of open enrollment periods under health care reform for the purchase of individual health insurance may present challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. Significant increases in enrollment activity over a limited amount of time may also make it difficult for health insurance carriers to timely and accurately report commission information to us. To the extent health insurance carriers have difficulty in reporting timely and accurate commission information to us, it will be difficult or even impossible for us to estimate membership accurately until such time our health insurance carriers are able to resume reporting timely and accurate commission information to us.

A substantial number of our existing members may become eligible for subsidies in connection with their purchase of health insurance. We may also experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to allow us to sell them and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.  In addition, even if we are able to sell qualified health plans to subsidy eligible individuals, and particularly if states adopt open enrollment periods outside of state health insurance exchanges, it may be difficult for us to handle as a business the large amount of health insurance transactions occurring in a limited window of time.  In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment for qualified health plans and perhaps other health plans overlaps with the annual enrollment period for Medicare plans.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. Total revenue per estimated member for the period would also change if our estimated membership changed. Our estimate regarding the average amount of time our members maintain their health insurance plans also could be inaccurate as it depends on the accuracy of our membership estimates.

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

The implementation of open enrollment periods under health care reform for the purchase of individual health insurance may present challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. Significant increases in enrollment activity over a limited amount of time may also make it difficult for health insurance carriers to timely and accurately report commission information to us. To the extent health insurance carriers have difficulty in reporting timely and accurate commission information to us, we may be unable to recognize revenue in accordance with our revenue recognition policies, which could cause us to defer a substantial amount of revenue until such time our health insurance carriers are able to resume reporting timely and accurate commission information to us.

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

Our subsidiary in China has a subsidiary business insurance agency license in the Fujian province in China pursuant to which we may sell health, accident and life insurance in the Fujian province. Our license is up for renewal at the end of 2014. We have relationships with insurance companies to host on our technology platform certain of those companies’ products that are offered throughout China. Additionally, we have entered, and may in the future continue to enter, into relationships with marketing partners to refer additional consumers to our website. We have limited experience marketing or selling insurance in China or in adapting our business and ecommerce platform to Chinese markets and cultures, legal and regulatory regimes or business customs. For instance, the laws and regulations applicable to our marketing and selling insurance online and assisting others in those efforts in China are unclear, and our operations may be in violation of them. In addition, insurance laws and regulations in China are in a state of development, and the laws and regulations may change to prohibit or restrict our marketing insurance online. The consequences of violating insurance and other applicable laws and regulations in China are unclear, but they could result in the termination of our license and our ability to host insurance products on our technology platform, payment of fines and damages and could harm our business as a whole. For various reasons, we may not expand in China, and even if we do, there can be no assurance that our ecommerce platform in China would ever generate a significant amount of revenue or otherwise be successful. Our success in establishing an insurance-related business in China also depends on many of the factors that influence the success of our business in the United States, including, but not limited to, our receiving regulatory approvals (including the renewal of our license), acceptance of the Internet and our ecommerce platform as a marketplace for the purchase of insurance, our success in marketing our ecommerce platform and in retaining members who purchase insurance through that platform, our ability to enter into and maintain relationships with insurance carriers, commission rates, the affordability of the insurance products offered, insurance carrier business practices, the effectiveness with which we establish a brand identity, performance, reliability and availability of our ecommerce platform, competition, the regulatory environment and the manner in which health care delivery is financed and changes to such environment or manner, our ability to attract and retain qualified personnel and network security.

Our participation and success in the insurance market in China may be impacted by additional factors given that outside of Xiamen city, the insurance products offered on our website are offered directly by insurance carriers.  As a result, our success in selling insurance outside of Xiamen city depends on many factors, including our dependence on insurance carriers for the products on our website, the insurance carriers’ relationship with consumers, our relationship with the insurance carriers, the insurance carriers’ ability to maintain licenses and regulatory approvals, and the number, quality and attractiveness of the insurance products offered by the insurance carriers through our platform. While there is no certainty that we would be able to expand our presence in the insurance industry in China, we may attempt to do so. If we decide to do so, we will need to receive additional government licenses and approvals or enter into additional relationships and we may face disadvantages in doing so as a result of our subsidiary in China being wholly foreign-owned.

Our sponsorship and advertising business may not be successful.

We sell advertising space to health insurance carriers on our website through our sponsorship and advertising program. Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website.  Health insurance carriers have and may continue to determine to eliminate or reduce spending on our sponsorship and advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that became effective in 2011.  As a result, our business, operating results and financial condition could be harmed.  To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship and advertising program will be adversely impacted. The success of our sponsorship and advertising program depends  on a number of other factors, including the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, the impact the advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our advertising. As a result, our business, operating results and financial condition could be harmed.

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

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we otherwise distribute or provide could harm our business and operating results.

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

In March 2012 we hired a new president and chief operating officer, and in April 2012 the employment of our executive vice president of business and corporate development and the employment of our chief technology officer terminated.  We are likely to experience change in our operations as a result.  If we are not effective in managing this transition in our leadership and changes in our operations, our business could be adversely impacted and our operating results and financial condition could be harmed.

If we fail to manage the expansion of our business, our business and operating results would be harmed.

We have expanded our operations significantly and have recently entered into the business of selling Medicare plans.  Our entering into this new area of business places increasing and significant demands on our management, our operational and financial systems and infrastructure and our other resources. If we do not effectively manage this expansion, the quality of our services could suffer, which could harm our business, operating results and financial condition. In order to successfully expand our business, we need to hire, integrate and retain highly skilled and motivated employees. We also need to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

Seasonality may cause fluctuations in our financial results.

The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans are highest in our first and third quarters, while marketing and advertising expenses related to Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

Based on these seasonal trends, our revenue is highest in the fourth quarter of the year and our profitability is relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year.  We expect this seasonal trend to occur in future years.

Under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, subsidy-eligible health insurance plans are required to be purchased by individuals, families and small businesses during an initial open enrollment period beginning in October 2013 and running through March 2014 in order for the individual, family or small business to receive subsidies from the government. Subsidy-eligible individuals, families and small businesses can thereafter change their qualified health plan only during an annual enrollment period scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. To the extent states allow us to market subsidy-eligible health plans and to the extent states adopt open enrollment periods for the sale of individual and family and small business health insurance in general, we will experience additional seasonality in both our sales volumes and expenses as a result of the enrollment period, which could have an adverse effect on our business, operating results and financial condition. Additionally, if states adopt open enrollment periods for the sale of health insurance that is not subsidy-eligible, we may experience additional seasonality.

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

We have a complex business organization, and we recently expanded our business operations into the sale of Medicare plans. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently and is complicated by the expansion of our business operations.  Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Risks Related to State Insurance Regulation

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

States have, and will continue, to adopt new laws and regulations in response to health care reform legislation.  It is difficult to predict how these new laws and regulations will impact our business, but in some cases such laws and regulations could amplify the adverse impacts of health care reform, or states may adopt new requirements that adversely impact our business, operating results and financial condition.

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

If we fail to comply with the numerous state laws and regulations that are applicable to the sale of health insurance, our business and operating results could be harmed.

The sale of health insurance is heavily regulated by each state in the United States. For instance, in addition to the impact and changes in regulations resulting from health care reform, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to that state. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

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

Any compromise or perceived compromise of our security could damage our reputation and our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability and expense as well as regulatory action and private privacy-related lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than  50% percent of our outstanding common stock as of December 31, 2012. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2012:

Location	Approximate Square Footage	Primary Use
Mountain View, California – East Middlefield Road and North Whisman Road	25,484	Corporate headquarters, marketing and advertising, technology and content and general and administrative

Gold River, California	38,897	Customer care and enrollment, technology and content and general and administrative

Xiamen, China	48,873	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

South Jordan, Utah	27,830	Customer care and enrollment

We lease all of the principal properties.  In addition, we also lease office facilities in San Francisco, California and Maynard, Massachusetts for our customer care and enrollment, marketing and advertising, technology and content, and general and administrative personnel.  All of our properties are fully used for current operations.  We believe our existing facilities are adequate for our current needs and that suitable additional space will be available in the future to accommodate the expansion of our operations, if necessary.

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

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 28, 2013, there were 41 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $15.53 per share on February 28, 2013 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

1
	High	Low
First Quarter 2012	$16.85	$14.07
Second Quarter 2012	$17.72	$15.12
Third Quarter 2012	$18.77	$16.12
Fourth Quarter 2012	$27.76	$19.21
Year 2012	$27.76	$14.07

	High	Low
First Quarter 2011	$14.40	$11.64
Second Quarter 2011	$13.78	$12.43
Third Quarter 2011	$14.00	$11.97
Fourth Quarter 2011	$15.35	$12.97
Year 2011	$15.35	$11.64

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2012, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. On March 5, 2013, we announced that our board of directors approved an additional $30 million of stock repurchases, bringing the total approved under this program to $60 million. Purchases under this program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the purchases and the exact number of shares to be purchased will depend upon market conditions. The program does not require us to acquire a specific number of shares, and the program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares is being funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs was recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the years ended December 31, 2011 and 2012 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2010	3,904,652	$14.39	$56,203
Repurchases of common stock during 2011	1,893,154	$13.39	25,354
Cumulative balance at December 31, 2011	5,797,806	$14.07	81,557
Repurchases of common stock during 2012	599,997	$15.72	9,434
Cumulative balance at December 31, 2012	6,397,803	$14.22	$90,991

(1)	Average price paid per share includes commissions

In addition to the 6.4 million shares repurchased under our repurchase programs as of December 31, 2012, we have in treasury an additional 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and 2012, we had a total of 5.9 million shares and 6.6 million shares, respectively, held in treasury.

The following table summarizes the stock repurchase activity for the three months ended December 31, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program that we announced on September 10, 2012 (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Amount of Shares that May Yet Be Repurchased
October 1, 2012 – October 31, 2012	-	$-	-	$30,000
November 1, 2012 – November 30, 2012	45,713	$21.72	45,713	$29,007
December 1, 2012 – December 31, 2012	-	$-	-	$29,007
Total	45,713	$21.72	45,713

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index for the five-year period between December 31, 2007 and December 31, 2012, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

eHealth, Inc.	$100.00	$41.36	$51.17	$44.19	$45.78	$85.58
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
RDG Internet Composite	100.00	56.53	98.33	110.81	114.60	136.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

0

Consolidated Statements of Income Data:	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share amounts)

Revenue:
Commission	$100,839	$119,259	$135,366	$120,321	$130,663
Other	10,872	15,631	25,038	31,327	24,810
Total revenue	111,711	134,890	160,404	151,648	155,473
Operating costs and expenses:
Cost of revenue	1,746	4,581	5,499	8,340	4,783
Marketing and advertising (1)	42,161	53,987	60,102	56,877	57,789
Customer care and enrollment (1)	14,379	14,769	17,810	22,898	30,282
Technology and content (1)	14,182	15,685	19,241	21,657	21,406
General and administrative (1)	17,983	20,028	24,055	26,593	26,169
Amortization of intangible assets	—	—	1,138	2,046	1,615
Total operating costs and expenses	90,451	109,050	127,845	138,411	142,044
Income from operations	21,260	25,840	32,559	13,237	13,429
Other income (expense), net	3,714	938	9	(53)	23
Income before provision for income taxes	24,974	26,778	32,568	13,184	13,452
Provision for income taxes	10,806	11,431	15,086	6,460	6,370
Net income	$14,168	$15,347	$17,482	$6,724	$7,082

Net income per share:
Basic	$0.57	$0.63	$0.76	$0.32	$0.36
Diluted	$0.55	$0.61	$0.73	$0.31	$0.34

Weighted average number of shares used in per share amounts:
Basic	24,963	24,309	23,118	20,947	19,867
Diluted	25,954	25,201	23,873	21,703	20,753

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2008	2009	2010	2011	2012
Marketing and advertising (1)	$644	$803	$808	$962	$1,215
Customer care and enrollment (1)	266	325	384	344	321
Technology and content (1)	898	1,194	1,622	1,669	1,021
General and administrative (1)	1,686	2,513	3,581	4,121	3,065
Total	$3,494	$4,835	$6,395	$7,096	$5,662

	As of December 31,
	2008	2009	2010	2011	2012
Consolidated Balance Sheet Data:	(in thousands)

Cash and cash equivalents	$94,136	$131,339	$128,074	$123,607	$140,849
Marketable securities	56,499	22,184	—	—	—
Working capital	148,946	148,891	128,395	121,310	135,249
Total assets	168,755	169,708	185,845	177,945	196,301
Non-current liabilities	628	2,997	3,451	3,920	4,625
Retained earnings (accumulated deficit)	(17,892)	(2,545)	14,937	21,661	28,743
Total stockholders’ equity	154,979	151,451	162,197	155,674	170,867

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse member acquisition programs, obtaining necessary regulatory approvals of our websites and establishing relationships and appointments with over 200 leading insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platforms can be accessed directly through our website as well as through our network of marketing partners.

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 84%, 79% and 84% of total revenue in the years ended December 31,  2010, 2011 and 2012, respectively. The commission payments we receive for individual and family, small business and ancillary health insurance policies are typically a percentage of the premium on the health insurance policy that we sold and are typically made to us on a monthly basis for as long as the policy remains active with us.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways. Among several other provisions, they and the regulations implementing them include a mandate requiring individuals to be insured or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual health insurance during specified times of the year; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels if they are eligible and purchase individual or small group health insurance through the state or federal health insurance exchange.

While many aspects of health care reform do not become effective until 2014, health insurance carriers have been required to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. The implementation of the medical loss ratio requirements by insurance carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011.  The implementation of an eighty-five percent medical loss ratio requirement for Medicare Advantage plans is scheduled to be implemented in 2014, and it is unclear what impact that implementation will have on our commission rates, if any.

While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. For instance, it is unclear how our existing members will react to health care reform and whether they will seek or be forced to purchase new health insurance products once health insurance carriers implement new health insurance plans or change existing plans in response to health care reform requirements. Our ability to act as a health insurance agent for these members will be dependent upon a number of factors, including their individual financial circumstances, their existing health insurance plans, the price of health insurance and our ability to expand our offering to include subsidy-eligible health insurance plans. While a large number of consumers may enter the market for individual health insurance in response to health care reform given the requirement that individuals purchase health insurance or face a tax penalty, it is unclear whether the tax penalty will have this intended effect, particularly if health insurance carriers significantly increase the cost of health insurance in response to health care reform. Moreover, we will face new competition in the form of government run health insurance exchanges and our ability to act as a health insurance agent to health care reform subsidy eligible individuals is dependent upon permission from state health insurance exchanges and our ability to meet other significant requirements in a short time frame. The implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Given the disruption that the implementation of health care reform may have on the health insurance market, health care reform could in the aggregate have a material adverse effect on our business and results of operations.

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

We derive revenue from licensing the use of our health insurance ecommerce technology and typically receive a fixed, up-front fee or performance-based fees, or a combination of both. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We have licensed our ecommerce technology for use by government agencies.

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

Major medical individual and family health insurance plans do not include small business or Medicare-related health insurance plan offerings and do not include other ancillary products such as stand-alone dental, life, vision and short-term insurance plan offerings. Our individual and family health insurance plan commission revenue was adversely impacted in 2011 and 2012 due to the reduction in the commission rates that we are paid on new policies sold subsequent to the implementation of the medical loss ratio requirements beginning in 2011 as a result of health care reform legislation. Commission rate changes due to the implementation of the medical loss ratio requirements applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new individual and family plan members approved in 2011 and thereafter. We define a member as an individual covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which we are entitled to receive compensation. For the majority of individual and family plan members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall individual and family health insurance commission rate structure is being phased in as the number of members approved after the commission rate changes becomes a greater proportion of our individual and family plan membership. Although we believe our overall individual and family health insurance commission rate structure is currently stabilizing, our actual future individual and family commission rate structure will depend on the total number of our individual and family plan members, the mix between individual and family plan members approved prior to the commission rate changes and those approved after the changes, any future changes to commission rates and the mix of new approved members by state, health insurance carrier and type of health plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and our sponsorship and advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements.

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

Under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, subsidy-eligible health insurance plans are required to be purchased by individuals, families and small businesses during an initial open enrollment period beginning in October 2013 and running through March 2014 in order for the individual, family or small business to receive subsidies from the government. Subsidy-eligible individuals, families and small businesses can thereafter change their qualified health plan only during an annual enrollment period scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. To the extent states allow us to market subsidy-eligible health plans and to the extent states adopt open enrollment periods for the sale of individual and family and small business health insurance in general, we will experience additional seasonality in both our sales volumes and expenses as a result of the enrollment period. Additionally, if states adopt open enrollment periods for the sale of health insurance that is not subsidy-eligible, we may experience additional seasonality.

We actively market the availability of Medicare-related insurance plans through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We offer online application and telephonic enrollment capabilities for certain Medicare plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers after the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

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

Commission revenue attributable to major medical individual and family health insurance plans was 91%, 86% and 75% of commission revenue in the years ended December 31, 2010, 2011 and 2012, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in 2011 compared to 2010 was due primarily to a decrease in individual and family health insurance plans commission revenue as a result of a decrease in commission rates we are paid on those plans, and to a lesser extent, an increase in commission revenue attributable to Medicare-related insurance plans. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in 2012 compared to 2011 was due primarily to an increase in commission revenue attributable to Medicare-related insurance plans.

We expect commission revenue to increase in absolute dollars in 2013 compared to 2012, primarily as a result of an increase in Medicare-related commission revenue, and to a lesser extent, increases in both individual and family plan and ancillary plan commission revenues.

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

Medicare Lead Referral.  Our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com) enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. Prior to 2012, the majority of our lead referral revenue was generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. In the second quarter of 2012, we began to perform services for substantially all Medicare leads ourselves as a health insurance agent, for which we are entitled to receive commissions. As a result, our Medicare lead referral revenue declined substantially. In the future, we intend to continue to perform services for substantially all Medicare leads ourselves as a health insurance agent.

We expect other revenue to decline in absolute dollars in 2013 compared to 2012 due primarily to a decrease in Medicare lead referral revenue as a result of our strategic decision to directly service most of the Medicare leads we generate as a health insurance agent, while significantly reducing the number of Medicare leads we sell to third parties. As a result of this decision, we expect Medicare-related commission revenue to continue to increase in 2013. We expect the decline in Medicare lead referral revenue to be partially offset by an increase in online sponsorship and advertising revenue.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic natural search listings on Internet search engines and directories. For the years ended December  31,  2010, 2011 and 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 43%, 44% and 47%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the years ended December 31, 2010, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 29%, 32% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the years  ended December 31,  2010, 2011 and 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 28%, 24% and 21%, respectively, of all individual and family health insurance applications submitted on our website.

In addition to our marketing channels, we have acquired Medicare members through transactions with a broker partner. We have entered into several agreements, whereby the partner has transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these transferred books-of-business occurred in November 2010 and the most recent in June 2012.

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

In the year 2011, cost of revenue also included a significant amount of direct labor and other direct costs incurred in connection with a contract with the federal government, the term of which expired in January 2012.

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers include primarily Medicare plan members. Total consideration paid in connection with these transfers amounted to $2.6 million, $5.1 million and $6.3 million during the years ended December 31, 2010, 2011 and 2012, respectively. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement. In 2012, cost of revenue also included a $0.4 million asset impairment charge related to an acquired book-of-business.

We expect cost of revenue to increase in absolute dollars in 2013 compared to 2012 due to an increase in the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies.

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

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses are influenced by these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. An unanticipated increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation, since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.  Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2012, we experienced a significant increase in online advertising expenses during the fourth quarter of 2012 compared to the other quarters of 2012.  We also increased our discretionary spending for Medicare plan-related online advertising in the third and fourth quarters of 2012, compared to first and second quarters, in conjunction with the Medicare annual enrollment period in the fourth quarter of 2012. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2012.  These seasonal patterns also occurred in 2011 and we expect them to occur again in 2013.

We expect our marketing and advertising expenses to increase in absolute dollars in 2013 compared to 2012 due to an increase in our Medicare-related online marketing and advertising expenditures during 2013, including paid keyword search advertising.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. Beginning in the second quarters of 2011 and 2012, we hired, trained and obtained health insurance licenses and health insurance carrier appointments for additional employees in our customer care centers to service the increase in the volume of Medicare leads we received in the fourth quarters of those years as a result of the Medicare annual enrollment period. Many of these additional customer care center employees were temporary and their employment ended at or near the conclusion of the Medicare annual enrollment period in December. As a result of our temporary customer care center staffing requirements, we expect our customer care and enrollment costs to be higher in the third and fourth quarters of each year compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarters of both 2011 and 2012 had a significant negative impact on our profitability during those quarters. We expect these seasonal trends to continue in 2013.

We expect customer care and enrollment expenses to increase in absolute dollars in 2013 compared to 2012 as a result of additional personnel we have hired and expect to hire to service the expected increase in the volume of Medicare demand in 2013 and due to an increase in expenditures to further develop our Medicare plan sales capabilities.

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

We expect technology and content expenses to increase in absolute dollars and as a percentage of total revenue in 2013 compared to 2012 as a result of an increase in labor and personnel costs in our product management and engineering departments.

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

We expect our general and administrative expenses to decline as a percentage of total revenue in 2013 compared to 2012 as the growth rate in total revenue is expected to be higher than the growth rate in general and administrative expenses.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2011 and 2012:

Key Metrics:	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	Decmeber 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Operating cash flows (1)	$6,775,000	$7,816,000	$5,413,000	$2,537,000	$5,093,000	$7,632,000	$6,928,000	$5,238,000

IFP submitted applications (2)	119,000	101,600	114,800	103,200	115,400	103,400	120,100	113,600

IFP approved members (3)	101,800	87,600	95,400	85,500	100,300	87,900	99,500	93,600
Total approved members (4)	141,000	124,400	140,300	139,600	151,900	148,500	174,500	186,700

Commission revenue (5)	$30,760,000	$30,079,000	$28,206,000	$31,276,000	$31,464,000	$30,603,000	$31,291,000	$37,305,000
Commission revenue per estimated member for the period (6)	$38.95	$37.47	$34.94	$38.47	$37.82	$35.47	$34.7	$39.07

	March 31, 2011	June 30, 2011	September 30, 2011	Decmeber 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

IFP estimated membership (7)	693,400	688,100	683,400	675,000	686,800	684,000	698,600	709,700
Medicare estimated membership (8)	5,200	8,400	12,400	24,300	35,200	42,900	48,400	70,600
Other estimated membership (9)	102,600	107,600	114,600	116,200	126,600	150,000	179,600	202,600
Total estimated membership (10)	801,200	804,100	810,400	815,500	848,600	876,900	926,600	982,900

Other Metrics:	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	Decmeber 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
	43%	45%	44%	43%	44%	47%	48%	49%
Marketing partners (12)	32%	32%	33%	33%	33%	31%	32%	33%
Online advertising (13)	25%	23%	23%	24%	23%	22%	20%	18%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
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

(3)	New IFP members reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(4)	New members for all products reported to eHealth as approved during the period. Some members that are approved by a carrier do not accept the approval and therefore do not become paying members.
(5)	Commission revenue (from all sources) recognized during the period from the consolidated statements of comprehensive income.
(6)

Calculated as commission revenue recognized during the period (see note (5) above) divided by average estimated membership for the period (calculated as beginning and ending estimated membership for all plans for the period, divided by two).

(7)	Estimated number of members active on IFP insurance policies as of the date indicated.
(8)	Estimated number of members active on Medicare-related insurance policies as of the date indicated.
(9)	Estimated number of members active on insurance policies other than IFP and Medicare-related policies as of the date indicated.
(10)	Estimated number of members active on all insurance policies, including Medicare-related policies, as of the date indicated.
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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•

For individual and family health insurance policies, we take the sum of (i) the number of members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the six-month period); and (ii) the number of approved members over the six-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate).

•

For ancillary insurance policies (such as short-term, dental, vision, accident and student), we take the sum of (i) the number of members for whom we have received or applied a commission payment for the month that is one to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the one to three-month period); and (ii) the number of approved members over the one to three-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate).  The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

•

For Medicare-related insurance policies, we take the number of members for whom we have received or applied a commission payment prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations, including rapid disenrollment).

•

For small business health insurance policies, we estimate the number of members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us.

Additionally, our carrier partners often do not communicate this information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

As a result, a member who purchases and is active on multiple standalone insurance policies will be counted as a member more than once.  For example, a member who is active on both an individual and family health insurance policy and a standalone dental policy will be counted as two continuing members.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the current period that we are estimating, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current economic and other conditions on our membership retention.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

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

"	Revenue Recognition;
"	Stock-Based Compensation;
"	Realizability of Long-Lived Assets; and
"	Accounting for Income Taxes.

During the year ended December 31, 2012, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition

Commission Revenue

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance policies that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which we are entitled to receive compensation from an insurance carrier.

Commission Revenue—For individual and family, Medicare Supplement, small business and ancillary plans, our compensation generally represents a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual and family, Medicare Supplement, small business and ancillary plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the policy. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to us by a carrier.

We recognize individual and family, small business and ancillary commission override revenue when reported to us by a carrier based on the actual attainment of predetermined target sales levels or other objectives as determined by the carrier. Commission override revenue, which we recognize on the same basis as individual and family, small business and ancillary commissions, is generally reported to us in a more irregular pattern than such commissions.

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the policy is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission payment beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

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

Certain commission amounts are subject to forfeiture when the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the policy year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the consolidated balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the consolidated balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.  Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2010, 2011 and 2012 which had a material impact on our estimate for forfeitures. We do not expect our estimated forfeiture rates to materially change in 2013 compared to 2012.

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

Other Revenue

Online Sponsorship and Advertising—Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. We also offer Medicare sponsorship services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

Technology Licensing Revenue—Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are either fixed or determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Medicare Lead Referral Revenue—The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. We sell our leads to a limited number of purchasers, and until May 2012 the majority of our lead referral revenue was generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. We recognize lead referral revenue when persuasive evidence of an arrangement exists, delivery of a lead has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a lead is delivered to the customer.

Multiple-element Arrangements—We allocate revenue to all units of accounting within an arrangement with multiple deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method allocates any discount in an arrangement proportionally to each deliverable on the basis of each deliverable’s relative selling price. The relative selling price established for each deliverable is based on vendor-specific objective evidence of fair value (“VSOE”) if available, third-party evidence of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor third-party evidence is available. When used, the best estimate of selling price reflects our best estimates of what the selling prices of certain deliverables would be if they were sold regularly on a stand-alone basis. Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our technology licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition.

Deferred Revenue—Deferred revenue includes deferred technology licensing implementation fees and amounts billed for deliverables in multiple element arrangements that do not have stand-alone value from other, undelivered elements as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date. We defer commission amounts that have been paid to us related to transactions where our services are complete, but where we cannot currently estimate future forfeitures related to those amounts.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. Prior to 2011, the weighted-average expected term for stock options granted was calculated using the simplified method, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We estimate our expected volatility using a combination of our weighted-average implied volatility and our historical volatility. Prior to 2011, we estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2012, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future to the extent the number of equity awards issued and outstanding increases.

Realizability of Long-Lived Assets

We assess the realizability of our long-lived assets, including intangible assets and goodwill, whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in our use of the assets. Additionally, we test goodwill and intangible assets for impairment on an annual basis on or about November 30 of each year. When performing the annual goodwill impairment test we first assess qualitative factors to determine whether it is “more likely than not” that the fair value of our reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

For long lived assets other than goodwill, including intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, trademarks and website addresses, we measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. For assets related to our book-of-business transfers, we compare the carrying amount of each asset to the commission revenue expected to be generated by the policies included in each respective book-of-business. Our estimates of commission revenue expected to be generated by each book-of-business include subjective judgments regarding expected policy cancellations. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment charge is calculated as the amount by which the asset grouping’s carrying value exceeds its fair value, which is defined as the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date.

During the fourth quarter of 2012 we recorded an impairment charge of $0.4 million related to one of our acquired books-of-business. We utilized an income approach, under which the fair value of the book of business was determined based on the present value of the estimated future cash flows using the expected present value technique, to calculate the fair value of the impaired book-of-business. Under the expected present value technique possible cash flows are probability-weighted to determine an expected cash flow. The discount rate used was adjusted from a risk free rate to reflect a market risk premium. The unobservable inputs used to calculate the fair value of the book-of-business included the projected cash flows and the market risk premium added to the discount rate. We determined that the fair value of the impaired book-of-business asset was $1.3 million as of December 31, 2012.

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the new remaining useful life of the asset.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended December 31, 2010, 2011 and 2012 (dollars in thousands):

	Year Ended December 31,
	2010		2011		2012
Revenue:
Commission	$135,366	84%	$120,321	79%	$130,663	84%
Other	25,038	16	31,327	21	24,810	16
Total revenue	160,404	100	151,648	100	155,473	100
Operating costs and expenses:
Cost of revenue	5,499	3	8,340	5	4,783	3
Marketing and advertising	60,102	37	56,877	38	57,789	37
Customer care and enrollment	17,810	11	22,898	15	30,282	19
Technology and content	19,241	12	21,657	14	21,406	14
General and administrative	24,055	15	26,593	18	26,169	17
Amortization of intangible assets	1,138	1	2,046	1	1,615	1
Total operating costs and expenses	127,845	80	138,411	91	142,044	91
Income from operations	32,559	20	13,237	9	13,429	9
Other income (expense), net	9	0	(53)	(0)	23	0
Income before provision for income taxes	32,568	20	13,184	9	13,452	9
Provision for income taxes	15,086	9	6,460	4	6,370	4
Net income	$17,482	11%	$6,724	4%	$7,082	5%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2010	2011	2012
Marketing and advertising	$808	$962	$1,215
Customer care and enrollment	384	344	321
Technology and content	1,622	1,669	1,021
General and administrative	3,581	4,121	3,065
	$6,395	$7,096	$5,622

Years Ended December 31,  2010, 2011 and 2012

Revenue

The following table presents our commission, other revenue and total revenue for the years ended December 31, 2010, 2011 and 2012 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2010	$	%	December 31, 2011	$	%	December 31, 2012
Commission	$135,366	$(15,045)	(11)%	$120,321	$10,342	9%	$130,663
Percentage of total revenue	84%			79%			84%

Other	25,038	6,289	25%	31,327	(6,517)	(21)%	24,810
Percentage of total revenue	16%			21%			16%

Total revenue	$160,404	$(8,756)	(5)%	$151,648	$3,825	3%	$155,473

2012 compared to 2011—Commission revenue increased $10.3 million, or 9%, in the year ended December 31,  2012 compared to the year ended December 31,  2011,  due primarily to a $12.6 million increase in Medicare-related commission revenue. Partially offsetting this increase was a $2.2 million decrease in non-Medicare commission revenue, primarily individual and family health insurance commission revenue, due to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers beginning in 2011.

Other revenue decreased $6.5 million, or 21%, in the year ended December  31, 2012 compared to the year ended December 31, 2011, due primarily to a $10.8 million decrease in Medicare lead referral revenue and a $5.9 million decrease in revenue related to our government systems business. The decrease in lead referral revenue was the result of our strategic decision to reduce the number of Medicare leads sold to third parties and to instead act as a health insurance agent to those leads.  Our government systems business revenue was adversely impacted by the expiration of our technology licensing contract with the federal government in January 2012. These decreases in other revenue were partially offset by a $10.3 million increase in online sponsorship and advertising revenue, primarily related to Medicare plan carriers.

2011 compared to 2010—Commission revenue decreased $15.0 million, or 11%, in 2011 compared to 2010, due primarily to a reduction in the commission rates we are paid on individual and family health insurance policies as a result of the implementation of the medical loss ratio requirements by insurance carriers beginning in 2011 as a result of healthcare reform legislation. Additionally, commission revenue in 2010 was positively impacted by a one-time commission payment of $6.0 million, which we received from one of our health insurance carrier partners on a number of existing policies, for which we had provided all services. Partially offsetting the decrease in individual and family plan commission revenue was a  $5.4 million increase in Medicare-related commission revenue.

Other revenue increased $6.3 million, or 25%, in 2011 compared to 2010, due primarily to a  $3.1 million increase in Medicare lead referral revenue and a $4.4 million increase in revenue we received related to our government systems business, which was partially offset by a $0.8 million decline in online sponsorship and advertising revenue and a $0.5 million decline in technology licensing revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the years ended December 31, 2010, 2011 and 2012 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2010	$	%	December 31, 2011	$	%	December 31, 2012
Cost of revenue	$5,499	$2,841	52%	$8,340	$(3,557)	(43)%	$4,783
Percentage of total revenue	3%			5%			3%

2012 compared to 2011—Cost of revenue decreased $3.6 million, or 43%, in the year ended December 31,  2012 compared to the year ended December 31,  2011,  due primarily to a decrease of $4.9 million in costs related to our technology licensing contract with the federal government, which expired in January 2012, and a $0.5 million decrease in revenue-sharing expenses with partners. Partially offsetting these decreases was an increase of $1.4 million in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies, and an asset impairment charge of $0.4 million related to one of the transferred Medicare plan books-of-business.

2011 compared to 2010—Cost of revenue increased $2.8 million, or 52%, in 2011 compared to 2010, due primarily to an increase of $3.1 million in costs related to a technology licensing contract with the federal government, which began in the second half of 2010, and an increase of $0.7 million in amortization expense associated with the consideration paid in connection with several transactions in which we acquired broker of record status on a number of Medicare health insurance policies. These increases were partially offset by a decrease of $1.0 million in revenue-sharing expenses with partners.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2010, 2011 and 2012 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2010	$	%	December 31, 2011	$	%	December 31, 2012
Marketing and advertising	$60,102	$(3,225)	(5)%	$56,877	$912	2%	$57,789
Percentage of total revenue	37%			38%			37%

 2012 compared to 2011—Marketing and advertising expenses increased $0.9 million, or 2%, in the year ended December 31, 2012 compared to the year ended December 31, 2011, due to an increase of $1.0 million in compensation, benefits, stock-based compensation and other personnel costs associated with an increase in employee headcount, and a $1.3 million increase in fees we paid to marketing partners for referrals that result in the submission of a health insurance application on our website. Partially offsetting these increases was a decrease in online advertising costs of $1.3 million as we directed a portion of our online advertising spending to performance partners while decreasing our overall level of online spending.

2011 compared to 2010—Marketing and advertising expenses decreased $3.2 million, or 5%, in 2011 compared to 2010 due to a decrease of $4.9 million in total online and other advertising expenses. We reduced our discretionary online and other advertising expenses in 2011 compared to 2010 in response to the reduction in individual and family health insurance plan commission rates. Additionally, fees we paid to marketing partners for referrals that result in the submission of a health insurance application on our website increased $0.7 million and compensation, benefits,  stock-based compensation and other personnel costs increased $0.6 million associated with an overall increase in employee headcount.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2010, 2011 and 2012 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2010	$	%	December 31, 2011	$	%	December 31, 2012
Customer care and enrollment	$17,810	$5,088	29%	$22,898	$7,384	32%	$30,282
Percentage of total revenue	11%			15%			19%

2012 compared to 2011—Customer care and enrollment expenses increased $7.4 million, or 32%, in the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits, stock-based compensation and other personnel costs increased $5.8 million and insurance licensing costs increased $0.8 million. Additionally, costs related to customer call center telephonic equipment, as well as telephone expense, increased $0.7 million.

2011 compared to 2010—Customer care and enrollment expenses increased $5.1 million, or 29%, in 2011 compared to 2010, due primarily to a full year of incremental costs associated with our customer care center established in South Jordan, Utah in the second half of 2010, and to additional customer care center personnel hired in the second half of 2011 to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent during the Medicare annual enrollment period in the fourth quarter of 2011. As a result, compensation, benefits, stock-based compensation and other personnel costs increased $4.1 million, insurance licensing costs increased $0.3 million and facility costs increased $0.4 million in 2011.

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2010, 2011 and 2012 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2010	$	%	December 31, 2011	$	%	December 31, 2012
Technology and content	$19,241	$2,416	13%	$21,657	$(251)	(1)%	$21,406
Percentage of total revenue	12%			14%			14%

2012 compared to 2011—Technology and content expenses decreased $0.3 million, or 1%, in the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to a decrease of $0.9 million in compensation, benefits, stock-based compensation and other personnel costs. Partially offsetting this decrease was a $0.5 million increase in internet and data center infrastructure costs associated with an increase in employee headcount.

2011 compared to 2010—Technology and content expenses increased $2.4 million, or 13%, in 2011 compared to 2010, due primarily to an increase of $2.0 million in compensation, benefits, stock-based compensation and other personnel costs primarily as a result of the inclusion of a full year of technology and content costs associated with an increase in employee headcount as a result of our acquisition of PlanPrescriber during the second quarter of 2010. Additionally, facility and operating costs increased $0.4 million as a result of increases in rent and co-location services.

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2010, 2011 and 2012 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2010	$	%	December 31, 2011	$	%	December 31, 2012
General and administrative	$24,055	$2,538	11%	$26,593	$(424)	(2)%	$26,169
Percentage of total revenue	15%			18%			17%

2012 compared to 2011—General and administrative expenses decreased $0.4 million, or 2%, in the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to a decrease of $0.2 million in compensation, benefits, stock-based compensation and other personnel costs in 2012 and a decrease of $0.5 million in lobbying fees. Partially offsetting these decreases was an increase of $0.3 million in rent expense and equipment costs.

2011 compared to 2010—General and administrative expenses increased $2.5 million, or 11%, in 2011 compared to 2010, due primarily to a $1.8 million increase in compensation, benefits, stock-based compensation and other personnel costs, primarily as a result of the inclusion of a full year of general and administrative costs associated with an increase in employee headcount as a result of our acquisition of PlanPrescriber in April 2010. Additionally, lobbying expenses increased $1.2 million and stock-based compensation expense increased $0.5 million related to additional equity grants to general and administrative personnel and to members of our board of directors. These increases were partially offset by a decrease of $1.2 million in consulting fees.

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years ended December 31, 2010, 2011 and 2012 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2010	$	December 31, 2011	$	December 31, 2012
Amortization of intangible assets	$1,138	$908	$2,046	$(431)	$1,615
Percentage of total revenue	1%		1%		1%

2012 compared to 2011—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to certain acquired intangible assets becoming fully amortized in May 2012.

2011 compared to 2010—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber in April 2010 increased from $1.1 million to $1.7 million for the years ended December 31, 2010 and 2011, respectively, due to the recognition of a full year of intangible asset amortization expense in 2011 compared to eight months in 2010. As a result of the streamlining of a legacy software product, we assessed intangible assets for impairment in the fourth quarter of 2011 and recorded an impairment charge of $0.3 million related to certain acquired intangible assets.

Other Income (Expense), Net

The following table presents our other income (expense), net for the years ended December 31, 2010, 2011 and 2012 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2010	$	December 31, 2011	$	December 31, 2012
Other income (expense), net	$9	$(62)	$(53)	$76	$23
Percentage of total revenue	0%		(0)%		0%

Other income (expense), net, in 2010, 2011 and 2012 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

2012 compared to 2011 and 2011 compared to 2010—Other income (expense), net increased in 2012 compared to 2011 due primarily to a decrease in investment management fees, which we negotiated lower as a result of a decline in the average yield we earn on our invested cash. Other income (expense), net decreased in 2011 compared to 2010 due primarily to a decrease in interest income as a result of a decline in the average yield we earned on our invested cash.  Administrative bank fees, investment management fees and interest expense on capital lease obligations more than offset the interest earned on our invested cash for the year 2011.

Provision for Income Taxes

The following table presents our provision for income taxes for the years ended December 31, 2010, 2011 and 2012 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2010	$	December 31, 2011	$	December 31, 2012
Provision for income taxes	$15,086	$(8,626)	$6,460	$(90)	$6,370
Percentage of total revenue	9%		4%		4%

2012 compared to 2011—In 2012, we recorded a provision for income taxes of $6.4 million, representing an effective tax rate of 47.4%. Our effective tax rate in 2012 was less than our effective tax rate in 2011 of 49.0%, due primarily to a decrease in non-deductible lobbying expenses, partially offset by an increase in tax shortfalls related to share-based payments. Tax shortfalls in 2012 were primarily a result of certain options expiring unexercised.

2011 compared to 2010—In 2011, we recorded a provision for income taxes of $6.5 million, representing an effective tax rate of 49.0%. Our effective tax rate in 2011 was higher than our effective tax rate in 2010 of 46.3%, due primarily to an increase in non-deductible lobbying expenses.

Our effective tax rates for the years ended December 31, 2010, 2011 and 2012 were higher than statutory federal and state tax rates due primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At December 31, 2012, our cash and cash equivalents totaled $140.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2011, our cash and cash equivalents totaled $123.6 million.

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30.0 million of our common stock. Purchases under this program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the purchases and the exact number of shares to be purchased will depend upon market conditions. The program does not require us to acquire a specific number of shares, and the program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares is being funded from available working capital. As of December 31, 2012, we had repurchased approximately 46 thousand shares for approximately $1.0 million at an average price of $21.72 per share, including commissions.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

ece

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2011 (1)	5,797,806	$14.07	$81,557
Repurchases of common stock	599,997	$15.72	9,434
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991

(1)

Cumulative balances at December 31, 2011 and 2012 consist of shares repurchased in connection with our stock repurchase programs announced on July 27, 2010, June 14, 2011 and September 10, 2012, as well as a previous stock repurchase plan announced in 2008.

(2)	Average price paid per share includes commissions.

In addition to the 6.4 million shares repurchased under our repurchase programs as of December  31, 2012, we have in treasury 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and 2012, we had a total of 5.9 million shares and 6.6 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31,  2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012

Net cash provided by operating activities	$20,509	$22,541	$24,891
Net cash used in investing activities	$(10,601)	$(6,597)	$(10,096)
Net cash (used in) provided by financing activities	$(13,166)	$(20,381)	$2,440

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. In the first quarter of 2012, we collected a substantial amount of lead referral payments related to Medicare leads sold during the annual enrollment period in the fourth quarter of 2011. The seasonal impact of Medicare lead referral collections is expected to be minimal in 2013 as we have transitioned away from lead referral transactions. A significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter.

2012—Our operating activities generated cash of $24.9 million during the year ended December 31, 2012 and consisted of net income of $7.1 million, increased by non-cash items of $13.6 million and cash provided by working capital and other activities of $4.2 million. Adjustments for non-cash items primarily consisted of $1.1 million of deferred income taxes, $5.6 million of stock-based compensation expense, $2.4 million of depreciation and amortization, $2.7 million of amortization of book-of-business consideration and $1.6 million of amortization of intangible assets.  Amortization of book-of-business consideration includes a $0.4 million asset impairment charge to the carrying value of an acquired Medicare book-of-

business. Cash provided by working capital and other activities primarily consisted of a decrease of $3.6 million in accounts receivable, an increase of $3.7 million in accounts payable, an increase of $1.0 million in deferred revenue and an increase of $0.3 million in accrued compensation and benefits, partially offset by a decrease of $2.3 million in accrued marketing expenses and an increase of $1.1 million in prepaid expenses and other assets. Accounts payable increased due primarily to the timing of payments to our vendors, accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2011 and accounts receivable decreased due to collections.

2011—Our operating activities generated cash of $22.5 million during the year ended December 31, 2011 and consisted of net income of $6.7 million, increased by non-cash items of $13.3 million and cash provided by working capital and other activities of $2.5 million. Adjustments for non-cash items primarily consisted of $0.9 million of deferred income taxes, $7.1 million of stock-based compensation expense, $2.4 million of depreciation and amortization, $0.8 million of amortization of book-of-business consideration and $2.0 million of amortization of intangible assets. Amortization of intangible assets includes a  $0.3 million intangible asset impairment charge. Cash provided by working capital and other activities primarily consisted of a decrease of $3.4 million in accounts receivable, an increase of $2.6 million in accrued marketing expenses and a decrease of $1.8 million in prepaid expenses and other assets, partially offset by a decrease of $2.5 million in deferred revenue, a decrease of $1.9 million in accounts payable and a decrease of $1.1 million in other current liabilities.

2010—Our operating activities generated cash of $20.5 million during the year ended December 31, 2010 and consisted of net income of $17.5 million, increased by non-cash items of $11.6 million and partially offset by cash used for working capital and other activities of $8.6 million. Adjustments for non-cash items primarily consisted of $1.4 million of deferred income taxes, $6.4 million of stock-based compensation expense, $2.2 million of depreciation and amortization and $1.1 million of amortization of intangible assets. Cash used for working capital and other activities primarily consisted of an increase of $8.1 million in accounts receivable primarily due to the seasonality of our Medicare lead revenue, a decrease of $3.0 million in other current liabilities, an increase of $1.4 million in prepaid expenses and other assets and a decrease of $0.5 million in accounts payable, partially offset by an increase of $2.4 million in deferred revenue  and an increase of $2.3 million in accrued compensation and benefits.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, and to support our growth and include consideration paid to a partner in connection with the transfer to us of certain Medicare plan members for whom we expect to earn future commissions.

2012—Net cash used in investing activities of $10.1 million during the year ended December 31, 2012 was attributable to consideration of $6.2 million paid to a partner related to the transfer of two books-of-business, whereby we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us, and capital expenditures of $3.9 million.

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

Financing Activities

2012—Net cash provided by financing activities of $2.4 million during the year ended December  31, 2012 was due to $9.4 million used to repurchase 0.6 million shares of our common stock and $1.0 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $8.4 million of net proceeds from the exercise of common stock options and $4.5 million of excess tax benefits from stock-based compensation.

2011— Net cash used in financing activities of $20.4 million during 2011 was due to $25.4 million used to repurchase 1.9 million shares of our common stock and $0.6 million used to net share settle equity awards, partially offset by $4.7 million of excess tax benefits from stock-based compensation and $0.9 million of proceeds received from the issuance of common stock pursuant to stock option exercises.

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

In March 2012, we entered into an agreement to lease a building to be constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building is delivered to us and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease are estimated to total $6.8 million over the ten-year term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building.

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

In May 2012, we entered into an agreement to lease office space in South Jordan, Utah. The term of the operating lease is 65 months and commenced in August 2012. The lease significantly increased our office space for our customer care and enrollment activities and replaced an expiring operating lease for office space at another location in South Jordan, Utah. Rent payments began in January 2013 and total approximately $0.5 million per year through December 2017.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of December 31, 2012 (in thousands):

012

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2013	$2,753	$1,118	$3,871
2014	2,347	986	3,333
2015	1,215	138	1,353
2016	1,226	-	1,226
2017	1,260	-	1,260
Thereafter	481	-	481
Sub-Total	$9,282	$2,242	$11,524
New building – Mountain View, California (estimated commitment) (1)	6,833	-	6,833
Total (estimate)	$16,115	$2,242	$18,357

(1)

Future minimum payments related to the new Mountain View, California operating lease are estimated to total $6.8 million over the ten-year term of the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building. This lease is generally non-cancellable, except in the case of non-delivery of the newly constructed building.

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

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2011 and 2012, our cash and cash equivalents were invested as follows (in thousands):

ecember

	December 31, 2011	December 31, 2012
Cash (1)	$17,256	$27,484
Money market funds (2)	106,351	113,365
Total cash and cash equivalents	$123,607	$140,849

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2011 and 2012 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable balance. As of December 31, 2012, four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our $4.5 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and December 31, 2012. We believe the potential for collection issues with any of our customers is minimal as of December 31, 2012. Accordingly, our estimate for uncollectible amounts at December 31, 2012 was not material.

Significant Customers

Substantially all revenue for the years ended December 31, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the years  ended December 31, 2010, 2011 and 2012 are presented in the table below:

	Year Ended December 31,
	2010	2011	2012

Humana	4%	8%	18%
WellPoint (1)	12%	11%	13%
UnitedHealthcare (2)	14%	13%	12%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

Foreign Currency Exchange Risk

To date, substantially all of our revenue has been derived from transactions denominated in United States Dollars. We have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, which are denominated in Chinese Renminbi. Foreign currency fluctuations have not had a material impact historically on our results of operations; however, there can be no assurance that future fluctuations will not have material adverse effects on our results of operations. We have not engaged in any foreign currency hedging or other derivative transactions to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Note 9 to the Consolidated Financial Statements under the caption “Selected Quarterly Financial Data (Unaudited).”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

March 13, 2013

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2011	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$123,607	$140,849
Accounts receivable	8,055	4,468
Deferred income taxes	4,622	4,098
Prepaid expenses and other current assets	3,377	6,643
Total current assets	139,661	156,058
Property and equipment, net	4,631	6,185
Deferred income taxes	3,390	2,928
Other assets	5,641	8,123
Intangible assets, net	10,526	8,911
Goodwill	14,096	14,096
Total assets	$177,945	$196,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,391	$6,123
Accrued compensation and benefits	7,904	8,244
Accrued marketing expenses	6,195	3,941
Deferred revenue	314	926
Other current liabilities	1,547	1,575
Total current liabilities	18,351	20,809
Non-current liabilities	3,920	4,625
Commitments and contingencies (see Note 7)	-	-
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	-	-
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued shares 25,776,663 and 27,006,144 at December 31, 2011 and 2012, respectively; Outstanding shares: 19,882,832 and 20,449,841 at December 31, 2011 and 2012, respectively	26	27
Additional paid-in capital	215,364	232,903
Treasury stock, at cost: 5,893,831 and 6,556,303 shares at December 31, 2011 and 2012, respectively	(81,557)	(90,991)
Retained earnings	21,661	28,743
Accumulated other comprehensive income	180	185
Total stockholders’ equity	155,674	170,867
Total liabilities and stockholders’ equity	$177,945	$196,301

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012

Revenue:
Commission	$135,366	$120,321	$130,663
Other	25,038	31,327	24,810
Total revenue	160,404	151,648	155,473
Operating costs and expenses:
Cost of revenue	5,499	8,340	4,783
Marketing and advertising	60,102	56,877	57,789
Customer care and enrollment	17,810	22,898	30,282
Technology and content	19,241	21,657	21,406
General and administrative	24,055	26,593	26,169
Amortization of intangible assets	1,138	2,046	1,615
Total operating costs and expenses	127,845	138,411	142,044
Income from operations	32,559	13,237	13,429
Other income (expense), net	9	(53)	23
Income before provision for income taxes	32,568	13,184	13,452
Provision for income taxes	15,086	6,460	6,370
Net income	$17,482	$6,724	$7,082

Net income per share:
Basic	$0.76	$0.32	$0.36
Diluted	$0.73	$0.31	$0.34

Weighted-average number of shares used in per share amounts:
Basic	23,118	20,947	19,867
Diluted	23,873	21,703	20,753

Comprehensive income:
Net income	$17,482	$6,724	$7,082
Change in unrealized gain on marketable securities, net of taxes	(20)	-	-
Foreign currency translation adjustment, net of taxes	2	(25)	5
Comprehensive income	$17,464	$6,699	$7,087

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2009	25,311	$25	$183,747	(1,894)	$(29,999)	$(2,545)	$223	$151,451
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	220	1	236	-	-	-	-	237
Stock-based compensation expense	-	-	6,395	-	-	-	-	6,395
Excess tax benefits from stock-based compensation	-	-	12,853	-	-	-	-	12,853
Change in unrealized gain on marketable securities, net of taxes	-	-	-	-	-	-	(20)	(20)
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	2	2
Repurchases of common stock	-	-	-	(2,062)	(26,203)	-	-	(26,203)
Net income	-	-	-	-	-	17,482	-	17,482
Balance at December 31, 2010	25,531	26	203,231	(3,956)	(56,202)	14,937	205	162,197
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	246	-	347	-	-	-	-	347
Stock-based compensation expense	-	-	7,096	-	-	-	-	7,096
Excess tax benefits from stock-based compensation	-	-	4,690	-	-	-	-	4,690
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	(25)	(25)
Repurchases of common stock	-	-	-	(1,938)	(25,355)	-	-	(25,355)
Net income	-	-	-	-	-	6,724	-	6,724
Balance at December 31, 2011	25,777	26	215,364	(5,894)	(81,557)	21,661	180	155,674
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	1,229	1	7,451	(62)	-	-	-	7,452
Stock-based compensation expense	-	-	5,622	-	-	-	-	5,622
Excess tax benefits from stock-based compensation	-	-	4,466	-	-	-	-	4,466
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	5	5
Repurchases of common stock	-	-	-	(600)	(9,434)	-	-	(9,434)
Net income	-	-	-	-	-	7,082	-	7,082
Balance at December 31, 2012	27,006	$27	$232,903	(6,556)	$(90,991)	$28,743	$185	$170,867

The accompanying notes are an integral part of these consolidated financial statements.

 EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2011	2012
Operating activities
Net income	$17,482	$6,724	$7,082
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,421	914	1,071
Depreciation and amortization	2,209	2,358	2,411
Amortization of book-of-business consideration	367	843	2,724
Amortization of intangible assets	1,138	2,046	1,615
Amortization and accretion on marketable securities, net	50	-	-
Stock-based compensation expense	6,395	7,096	5,622
Deferred rent	(11)	(3)	175
Loss on disposal of fixed assets	9	38	1
Changes in operating assets and liabilities:
Accounts receivable	(8,146)	3,383	3,587
Prepaid expenses and other assets	(1,386)	1,769	(1,097)
Accounts payable	(459)	(1,948)	3,732
Accrued compensation and benefits	2,311	363	336
Accrued marketing expenses	(235)	2,551	(2,254)
Deferred revenue	2,356	(2,471)	979
Other current liabilities	(2,992)	(1,122)	(1,093)
Net cash provided by operating activities	20,509	22,541	24,891

Investing activities
Purchases of property and equipment	(2,948)	(2,407)	(3,853)
Acquisition of PlanPrescriber, net of cash acquired	(27,203)	-	-
Consideration paid in connection with book-of-business transfers	(2,550)	(4,190)	(6,243)
Maturities of marketable securities	22,100	-	-
Net cash used in investing activities	(10,601)	(6,597)	(10,096)

Financing activities
Net proceeds from exercise of common stock options	814	899	8,445
Cash used to net-share settle equity awards	(586)	(552)	(994)
Excess tax benefits from stock-based compensation	12,853	4,690	4,466
Repurchases of common stock	(26,203)	(25,355)	(9,434)
Principal payments in connection with capital leases	(44)	(63)	(43)
Net cash (used in) provided by financing activities	(13,166)	(20,381)	2,440

Effect of exchange rate changes on cash and cash equivalents	(7)	(30)	7

Net increase (decrease) in cash and cash equivalents	(3,265)	(4,467)	17,242
Cash and cash equivalents at beginning of period	131,339	128,074	123,607
Cash and cash equivalents at end of period	$128,074	$123,607	$140,849

Supplemental disclosure of non-cash activities
Non-cash consideration paid for book-of-business transfers	$-	$902	$53
Capital lease obligations incurred	$-	$71	$135

Supplemental disclosure of cash flows
Cash paid for interest	$15	$16	$23
Cash paid for income taxes, net of refunds	$2,577	$1,718	$1,879

The accompanying notes are an integral part of these consolidated financial statements.

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

Reclassifications—Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, excess tax benefits from stock-based compensation of $12.9 million and $4.7 million for the fiscal years ended December 31, 2010 and 2011, respectively, were previously included on a separate line item in our consolidated statements of cash flows and are now combined with the changes in our deferred income tax accounts in the Operating activities section. Consistent with prior years the impact of excess tax benefits from stock-based compensation is disclosed on a separate line item within the Financing activities section of the consolidated statements of cash flows.

Operating Segment—We operate in one business segment. See Note 8 – Operating Segments, Geographic Information and Significant Customers for additional information regarding our business segment.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, fair value of our Medicare and individual and family plan books-of-business, fair value of intangible assets, estimates for commission forfeitures, valuation allowance for deferred income taxes, provision for income taxes, our assessment whether internal use software and website development costs will result in additional functionality and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Capital lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income. Depreciation and amortization is computed using the straight-line method based on estimated useful lives as follows:

Computer equipment and software	3 to 5 years
Office equipment and furniture	5 years
Leasehold improvements	Lesser of useful life (typically 5 to 7 years) or related lease term

Maintenance and minor replacements are expensed as incurred.

See Note 2 – Balance Sheet Accounts for additional information regarding our property and equipment.

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

Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, trademarks and website addresses, are amortized over their estimated useful lives and are reviewed for impairment annually on or about November 30 of each year or whenever events or changes in circumstances indicate a reduction in their fair values below their respective carrying amounts.

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

Goodwill and intangible assets are considered non-financial assets, and are recorded at fair value, subsequent to initial recognition, only when an impairment charge is recognized.

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives in the fourth quarter of 2012 and determined no adjustments to the remaining lives were required.

Book-of-Business Transfers—We  have entered into several agreements with a broker partner, whereby the partner has transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these books-of-business amounted to $13.9 million,  of which $6.3 million is related to transfers during 2012. Consideration for these books-of-business is included in Prepaid Expenses and Other Current Assets and in Other Assets in the accompanying consolidated balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to Cost of Revenue in the consolidated statements of comprehensive income and is presented as Amortization of Book-of-Business Consideration in the consolidated statements of cash flows as we recognize commission revenue related to the transferred Medicare plan members, over a period of up to five years. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter. Amortization expense recorded to cost of revenue for these books-of-business for the years ended December  31,  2010, 2011 and 2012 totaled $0.4 million, $0.8 million and  $2.7 million, respectively. Cash consideration paid in connection with the book-of-business transfers are presented under Investing activities in the consolidated statements of cash flows. In both 2011 and 2012, we offset a portion of the total consideration against outstanding accounts receivable from the partner. In the fourth quarter of 2012,  we determined that the carrying value of one of our acquired books-of-business was higher than its fair value and recorded an impairment charge of $0.4 million, which is included in Cost of Revenue in the consolidated statements of comprehensive income for 2012 and Amortization of Book-of-Business Consideration in the consolidated statements of cash flows for 2012. No indicators of impairment were identified related to any of the subsequent transfers.

Other Long-Lived Assets—We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance policies that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which we are entitled to receive compensation from an insurance carrier.

Commission Revenue—For individual and family, Medicare Supplement, small business and ancillary plans, our compensation generally represents a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual and family, Medicare Supplement, small business and ancillary plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the policy. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to us by a carrier.

We recognize individual and family, small business and ancillary commission override revenue when reported to us by a carrier based on the actual attainment of predetermined target sales levels or other objectives as determined by the carrier. Commission override revenue, which we recognize on the same basis as individual and family, small business and ancillary commissions, is generally reported to us in a more irregular pattern than such commissions.

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the policy is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission payment beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy.  We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or when our commission term with the carrier expires, typically up to six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

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

Certain commission amounts are subject to forfeiture when the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the policy year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the accompanying balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the accompanying balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.

Other Revenue

Online Sponsorship and Advertising—Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications. We also offer Medicare sponsorship services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

Technology Licensing Revenue—Our technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are both fixed and determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Medicare Lead Referral Revenue—The Medicare-related revenue we have generated includes referral fees paid to us based on Medicare leads generated by our online platforms that are delivered and sold to third parties. We sell our leads to a limited number of purchasers, and the majority of our lead referral revenue is generated during the Medicare annual enrollment period, which occurs during the fourth quarter of the calendar year. We recognize lead referral revenue when persuasive evidence of an arrangement exists, delivery of a lead has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a lead is delivered to the customer.  During the second quarter of 2012 we transitioned away from selling Medicare leads and began servicing the majority of Medicare leads we generate as a health insurance agent.

Multiple-element Arrangements—We allocate revenue to all units of accounting within an arrangement with multiple deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method allocates any discount in an arrangement proportionally to each deliverable on the basis of each deliverable’s relative selling price. The relative selling price established for each deliverable is based on vendor-specific objective evidence of fair value (“VSOE”) if available, third-party evidence of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor third-party evidence is available. When used, the best estimate of selling price reflects our best estimates of what the selling prices of certain deliverables would be if they were sold regularly on a stand-alone basis. Our process for determining best estimate of selling price for deliverables without VSOE or third-party evidence of selling price considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by us in developing the relative selling prices for our technology licensing fees include prices charged by us for similar offerings and our historical pricing practices. We may also consider additional factors as appropriate, including competition.

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

Deferred Revenue—Deferred revenue includes deferred technology licensing implementation fees and amounts billed for deliverables, including professional services, in multiple element arrangements that do not have stand-alone value from other, undelivered elements as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date. We defer commission amounts that have been paid to us related to transactions where our services are complete, but where we cannot currently estimate future forfeitures related to those amounts.

Cost of Revenue—Included in Cost of Revenue are payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

In 2011, cost of revenue also included a significant amount of direct labor and other direct costs incurred in connection with a contract with the federal government, the term of which expired in January 2012.

Additionally, cost of revenue includes the amortization of consideration we paid to a broker partner in connection with the transfer of their Medicare-related health insurance members to us as the new broker of record on the underlying policies.

Deferred Costs—Deferred costs primarily represent direct costs related to professional services provided in connection with technology licensing arrangements that are accounted for as a single unit of accounting.  The direct professional services costs are deferred up until the commencement of revenue recognition of the single unit and then recognized as cost of revenue ratably over the same period as the related revenue.

Marketing and Advertising Expenses—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We report advertising costs in the period in which costs are incurred. Advertising costs incurred in the years ended December 31, 2010, 2011 and 2012 totaled $53.9 million, $49.2 million and $50.3 million, respectively.

Our direct channel expenses primarily consist of costs for e-mail marketing and may also include costs for television advertising, radio advertising, print advertising and direct mail marketing. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Our online advertising channel expenses primarily consist of paid keyword search advertising on search engines.

Research and Development Expenses—Research and development expenses consist primarily of compensation and related expenses incurred for enhancements to the functionality of our website. Research and development costs, which totaled $6.4 million, $7.3 million and $8.4 million for the years ended December 31, 2010, 2011 and 2012, respectively, are included in technology and content expense in the accompanying consolidated statements of comprehensive income.

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. Through December 31, 2012, the majority of our internal-use software and website development costs have been expensed as incurred.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. Prior to 2011, the weighted-average expected term for stock options granted was calculated using the simplified method, as we did not have sufficient historical option exercise behavior on which to estimate expected terms. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We estimate our expected volatility using a combination of our weighted-average implied volatility and our historical volatility. Prior to 2011, we estimated the volatility used as an input to the model based on an analysis of our stock price since our initial public offering in October 2006, as well as an analysis of similar public companies for which we have data. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2012, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

Seasonality— The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans are highest in our first and third quarters, while marketing and advertising expenses related to Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

Based on these seasonal trends, our revenue is highest in the fourth quarter of the year and our profitability is relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year.

Recent Accounting Pronouncements—In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  We will adopt the guidance beginning in the first quarter of 2013 and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be applied retrospectively. We adopted the guidance beginning in the first quarter of 2012 using two consecutive statements for all periods presented and the adoption of this guidance did not have a material impact on our consolidated financial results.

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2013); however, early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements. We adopted this guidance in the fourth quarter of 2012 and the adoption of this accounting guidance did not have a material impact on our consolidated financial results.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2011 and 2012, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2011 and 2012, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2010, 2011 and 2012.

As of December 31, 2011 and 2012, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2011	December 31, 2012
Cash	$17,256	$27,484
Money market funds	106,351	113,365
Total cash and cash equivalents	$123,607	$140,849

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2011 and 2012.

Concentration of Credit Risk—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents and accounts receivable. We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

Accounts Receivable—We do not require collateral or other security for our accounts receivable. As of December 31, 2011, one customer represented 73% of our $8.1 million outstanding accounts receivable balance. As of December 31,

2012, four customers represented 25%, 22%,  14% and 11%, respectively, for a combined total of 72% of our $4.5 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2011 and December 31, 2012. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2012. Accordingly, our estimate for uncollectible amounts at December 31, 2012 was not material.

As of December 31, 2011 and 2012, our accounts receivable consisted of the following (in thousands):

	December 31, 2011	December 31, 2012
Accounts receivable – for other revenues	$7,702	$3,319
Commissions receivable	353	1,149
Total accounts receivable	$8,055	$4,468

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2011	2012
Book-of-business transfers, net (current)	$1,659	$3,219
Income tax receivable	124	1,133
Prepaid maintenance contracts (current)	495	1,027
Prepaid insurance	372	404
Prepaid rent	221	269
Other assets (current)	506	591
Prepaid expenses and other current assets	$3,377	$6,643

Property and Equipment—Property and equipment consisted of the following (in thousands):

	As of December 31,
	2011	2012
Computer equipment and software	$11,465	$13,393
Office equipment and furniture	1,606	2,272
Leasehold improvements	880	1,084
Property and equipment, gross	13,951	16,749
Less accumulated depreciation and amortization	(9,320)	(10,564)
Property and equipment, net	$4,631	$6,185

Depreciation and amortization expense related to property and equipment totaled $2.2 million, $2.4 million and $2.4 million in the years ended December 31, 2010, 2011 and 2012, respectively.

Other Assets—Other assets consisted of the following (in thousands):

Non-
	As of December 31,
	2011	2012
Book-of-business transfers, net (non-current)	$5,258	$7,313
Security deposits	252	506
Capitalized project costs	14	153
Prepaid maintenance contracts (non-current)	117	151
Other assets	$5,641	$8,123

Goodwill and Intangible Assets—As a result of the streamlining of a legacy software product, we assessed intangible assets for impairment in the fourth quarter of 2011 and recorded an impairment charge of $0.3 million related to certain acquired intangible assets. The impairment charge is included in Amortization of Intangible Assets on the consolidated statements of comprehensive income and reduced the intangible assets, net carrying balance on the consolidated balance sheets.

The carrying amounts,  accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived non-amortizable intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average useful life is as of December 31, 2012):

	December 31, 2011			December 31, 2012			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	December 31, 2012
Technology	$1,752	$(588)	$1,164	$1,752	$(933)	$819	2.4 years
Pharmacy and customer relationships	10,410	(2,108)	8,302	10,410	(3,287)	7,123	7.3 years
Trade names, trademarks and website addresses	907	(154)	753	907	(245)	662	7.3 years
Total intangible assets subject to amortization	$13,069	$(2,850)	10,219	$13,069	$(4,465)	8,604
Indefinite-lived trademarks			307			307	Indefinite
Intangible assets			$10,526			$8,911

During the years ended December 31, 2010, 2011 and 2012, amortization expense related to intangible assets totaled $1.1 million, $2.0 million and $1.6 million, respectively. Amortization expense for the year ended December 31, 2011 includes an impairment charge of $0.3 million related to certain acquired intangible assets.

As of December 31, 2011, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total

2013	$345	$979	$91	$1,415
2014	345	979	91	1,415
2015	118	979	91	1,188
2016	5	979	91	1,075
2017	5	979	91	1,075
Thereafter	1	2,228	207	2,436
Total	$819	$7,123	$662	$8,604

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2011	2012
Payable to carriers – estimate for forfeitures	$927	$1,245
Professional fees	324	154
Other accrued expenses	296	176
Total other current liabilities	$1,547	$1,575

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

As of December 31, 2011 and 2012, our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

The determination of fair value of the acquired book-of-business for which a $0.4 million impairment charge was recorded during 2012 is classified as a Level 3 fair value assessment because of the use of unobservable inputs in the calculation. We utilized an income approach, under which the fair value of the book of business was determined based on the present value of the estimated future cash flows using the expected present value technique. Under the expected present value technique possible cash flows are probability-weighted to determine an expected cash flow. The discount rate used was adjusted from a risk-free rate to reflect a market risk premium. The unobservable inputs used to calculate the fair value of the book-of-business included the projected cash flows and the market risk premium added to the discount rate. We determined that the fair value of the impaired Medicare book-of-business asset was $1.3 million as of December 31, 2012.

Note 4 – Stockholders’ Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2011 and 2012, there were no shares of preferred stock outstanding.

Common Stock—On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. Upon the occurrence of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share equally in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to the common stock.

Shares Reserved—We issue common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2011	2012
Common stock:
Stock options issued and outstanding	3,412	2,956
Restricted stock units issued and outstanding	474	381
Shares available for grant	3,870	3,982
Total shares reserved	7,756	7,319

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant. As of December 31, 2012, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

In both 2011 and 2012, we issued restricted stock units with both service and performance-based vesting criteria to our executive officers. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria is the fiscal year in which the grant is awarded ending on December 31, and the measurement of achievement is based on our revenue, non-GAAP operating earnings and EBITDA results for the fiscal year. Our performance-based restricted stock units are granted pursuant to the terms of our 2006 Plan. Shares earned and eligible to vest will vest one-third annually following the performance-based contingency period.

The following table summarizes activity under our Stock Plans (in thousands):

Stock Plan Activity
(shares)
Shares available for grant December 31, 2009 (1)	3,164
Reduction in number of authorized shares (2)	(19)
Additional shares authorized (3)	937
Restricted stock units granted	(132)
Options granted	(836)
Restricted stock units cancelled	30
Options cancelled	139
Shares available for grant December 31, 2010 (1)	3,283
Reduction in number of authorized shares (2)	(5)
Additional shares authorized (3)	863
Restricted stock units granted (4)	(323)
Options granted	(278)
Restricted stock units cancelled (5)	79
Options cancelled	251
Shares available for grant December 31, 2011 (1)	3,870
Reduction in number of authorized shares (2)	(2)
Additional shares authorized (3)	795
Restricted stock units granted (4)	(265)
Options granted	(846)
Restricted stock units cancelled (5)	121
Options cancelled	309
Shares available for grant December 31, 2012 (1)	3,982

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)

The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our initial public offering in October 2006, resulting in reductions in the total number of shares authorized for issuance.

(3)

On January 1, 2010, 2011 and 2012, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

(4)	2011 and 2012 include grants of restricted stock units with both service and performance-based vesting criteria to our executive officers.

(5)	2011 and 2012 include cancelled restricted stock units with both service and performance-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2009	2,899	$10.56	5.16	$20,895
Granted	836	$15.47
Exercised	(105)	$7.76
Cancelled	(139)	$15.60
Balance outstanding at December 31, 2010	3,491	$11.62	4.69	$16,349
Granted	278	$12.93
Exercised	(106)	$8.50
Cancelled	(251)	$17.93
Balance outstanding at December 31, 2011	3,412	$11.36	3.80	$17,078
Granted	846	$17.76
Exercised	(993)	$8.51
Cancelled	(309)	$18.39
Balance outstanding at December 31, 2012	2,956	$13.41	3.91	$41,642
Vested and expected to vest after December 31, 2012	2,862	$13.29	3.83	$40,672
Exercisable after December 31, 2012	1,833	$11.31	2.66	$29,684

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31 of each year presented and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the years ended December  31,  2010, 2011 and 2012 was $3.4 million, $4.6 million and $2.4 million, respectively. As of December 31, 2012, there was $6.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the next 3.2 years.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2009	383	$17.87	1.47	$6,289
Granted	132	$17.47
Vested	(115)	$18.54
Cancelled	(30)	$14.51
Balance outstanding at December 31, 2010	370	$17.80	2.22	$4,816
Granted	323	$12.55
Vested	(140)	$17.59
Cancelled	(79)	$16.06
Balance outstanding at December 31, 2011	474	$14.72	1.92	$6,958
Granted	265	$17.61
Vested	(237)	$15.49
Cancelled	(121)	$14.04
Balance outstanding at December 31, 2012	381	$16.21	2.22	$10,464

(1)	Includes restricted stock units with both service and performance-based vesting criteria granted to our executive officers.

(2)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31 multiplied by the number of restricted stock units outstanding.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The total grant date fair value of restricted stock units vested during the years ended December  31,  2010, 2011 and 2012 was $1.9 million, $1.8 million and $3.8 million, respectively. As of December 31, 2012, there was $4.2 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over the next 2.2 years.

Stock Repurchase Programs—On July 27, 2010, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock. Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In January 2011, we completed this stock repurchase program, having repurchased in the aggregate 2.3 million shares for approximately $30 million at an average price of $13.06 per share including commissions. The cost of the repurchased shares was funded from available working capital.

On June 14, 2011, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. Repurchases under this program began in the third quarter of 2011. Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In February 2012, we completed this stock repurchase program, having repurchased in aggregate 2.2 million shares for approximately $30 million at an average price of $13.78 per share including commissions. The cost of the repurchased shares was funded from available working capital.

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to an additional $30 million of our common stock. On March 5, 2013, we announced that our board of directors approved an additional $30 million of stock repurchases, bringing the total approved under this program to $60 million. Purchases under this program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the purchases and the exact number of shares to be purchased will depend upon market conditions. The program does not require us to acquire a specific number of shares, and the program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares is being funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the year ended December 31, 2010, 2011 and 2012 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2009	1,877,850	$15.97	$29,999
Repurchases of common stock during 2010	2,026,802	$12.93	26,204
Cumulative balance at December 31, 2010	3,904,652	$14.39	56,203
Repurchases of common stock during 2011	1,893,154	$13.39	25,354
Cumulative balance at December 31, 2011	5,797,806	$14.07	81,557
Repurchases of common stock during 2012	599,997	$15.72	9,434
Cumulative balance at December 31, 2012	6,397,803	$14.22	$90,991

(1)	Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of December  31, 2012, we have in treasury an additional 158,500 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2011 and 2012, we had a total of 5,893,831 shares and 6,556,303 shares, respectively, held in treasury.

Stock-Based Compensation—The fair value of stock options granted to employees for the years ended December  31, 2011 and 2012 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2010	2011	2012

Expected term	4.6 years	4.6 years	4.6 years
Expected volatility	52.5%	49.3%	43.9%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.25%	1.74%	0.85%
Weighted-average grant date fair value	$7.09	$5.51	$6.65

The following table summarizes stock-based compensation expense recorded during the years ended December  31,  2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012

Common stock options	$3,936	$3,712	$2,787
Restricted stock units	2,459	3,384	2,835
Total stock-based compensation expense	$6,395	$7,096	$5,622

The following table summarizes stock-based compensation expense by operating function for the years ended December  31,  2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012

Marketing and advertising	$808	$962	$1,215
Customer care and enrollment	384	344	321
Technology and content	1,622	1,669	1,021
General and administrative	3,581	4,121	3,065
Total stock-based compensation expense	$6,395	$7,096	$5,622

Note 5 – Income Taxes

The components of our income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
United States	$33,226	$13,327	$13,475
Foreign	(658)	(143)	(23)
Income before provision for income taxes	$32,568	$13,184	$13,452

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2011	2012
Current:
Federal	$13,529	$5,179	$5,009
State	3,259	828	373
Foreign	2	—	—
Total current	16,790	6,007	5,382
Deferred:
Federal	(1,917)	620	819
State	213	(167)	169
Total deferred	(1,704)	453	988

Provision for income taxes	$15,086	$6,460	$6,370

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate:

	Year Ended December 31,
	2010	2011	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	5.7	3.0	3.5
Non-qualified stock option shortfalls, net	0.7	3.7	6.5
Lobbying	1.1	7.0	4.7
California apportionment change	2.0	—	—
Foreign income and withholding taxes	0.7	0.4	(0.2)
Research and development tax credits	(0.1)	(0.5)	—
Stock-based compensation	0.6	0.7	0.4
Other	0.6	(0.3)	(2.5)
Effective tax rate	46.3%	49.0%	47.4%

Our effective tax rates in 2010, 2011 and 2012 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Additionally our effective tax rate in 2010 was affected by non-deductible acquisition-related costs incurred as a result of the purchase of PlanPrescriber and additional state tax expense resulting from an increase in valuation allowance against state deferred tax assets resulting from a reduction in California apportionment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards.  Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2011	2012
Deferred tax assets:
Federal, state and foreign net operating loss carry forwards	$4,234	$2,995
Federal and state tax credit carry forwards	440	507
Stock-based compensation	4,795	3,963
Accruals and reserves	2,176	2,293
Intangible assets	493	1,175
Other	967	831
Gross deferred tax assets	13,105	11,764
Valuation allowance	(651)	(612)
Total deferred tax assets	12,454	11,152
Deferred tax liabilities – intangible assets	(3,733)	(3,125)
Deferred tax liabilities – fixed assets	(709)	(1,001)
Total net deferred tax assets	$8,012	$7,026

Net deferred tax assets – current	$4,622	$4,098
Net deferred tax assets – non-current	3,390	2,928
Total net deferred tax assets	$8,012	$7,026

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

The net valuation allowance decreased $0.4 million in the year ended December 31, 2010, related to net operating carry loss forwards in China. The changes in our net valuation allowance for the years ended December 31, 2011 and 2012 were not material.

For tax return purposes, we had net operating loss carry forwards at December 31, 2012 of approximately $5.3 million and $72.1 million for federal income tax and state income tax purposes, respectively. Included in the state net operating loss carry forward are unrealized state net operating loss deductions resulting from stock option exercises of approximately $56.6 million. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2023 and 2016, respectively. The federal net operating loss carry forward is subject to an annual limitation of approximately $2.5 million due to section 382 of the Internal Revenue Code.  Approximately $1.9 million of the state net operating loss carry forward is subject to an annual limitation of approximately $0.1 million due to section 382 of the Internal Revenue Code.

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. In October 2010, the state of California approved its budget for fiscal year ending June 30, 2011, which again contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss carry forwards to reduce our state income taxes payable. The changes in the California tax law did not impact our effective tax rates for 2010, 2011 and 2012, nor will they affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes, but the changes did limit the amount of net operating loss carry forwards we were able to utilize to reduce our taxes payable during 2010 and 2011. As a result, we experienced an increase in cash taxes payable to the state of California during the years ended December 31, 2010 and 2011.

During the years ended December 31, 2010, 2011 and 2012 we utilized excess tax benefits related to share-based payments, which resulted in a decrease in cash generated from operating activities and a corresponding increase in cash generated from financing activities of $12.8 million, $4.7 million and $4.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

At December 31, 2012, we had tax credit carry forwards of approximately $0.3 million and $0.2 million for federal income tax and state income tax purposes, respectively. Federal tax credit carry forwards begin expiring in 2020 and state tax credits carry forward indefinitely.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2009	$3,010
Decreases based on tax positions related to the prior year	(6)
Additions based on tax positions related to the current year	283
Settlements	—
Balance at December 31, 2010	3,287
Increases based on tax positions related to the prior year	23
Additions based on tax positions related to the current year	989
Settlements	—
Balance at December 31, 2011	4,299
Decreases based on tax positions related to the prior year	(45)
Additions based on tax positions related to the current year	296
Settlements	—
Balance at December 31, 2012	$4,550

As of December 31, 2011 and 2012, there were $3.5 million and $3.7 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate.

All tax years after 1998 are open to examination and adjustment due to our net operating losses.

We utilize a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. We record interest and penalties related to uncertain tax positions as income tax expense in the consolidated financial statements. Interest and penalties included in our provision for income taxes were not material for all periods presented.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2011	2012
Basic:
Numerator:
Net income allocated to common stock	$17,482	$6,724	$7,082

Denominator:
Weighted average number of common stock shares	23,525	21,673	20,451
Weighted average number of common stock shares held in treasury	(407)	(726)	(584)
Net weighted average number of common stock shares outstanding	23,118	20,947	19,867

Net income per share—basic:	$0.76	$0.32	$0.36

Diluted:
Numerator:
Net income allocated to common stock	$17,482	$6,724	$7,082

Denominator:
Net weighted average number of common stock shares outstanding	23,118	20,947	19,867
Weighted average number of options	733	693	774
Weighted average number of restricted stock units	22	63	112
Total common stock shares used in per share calculation	23,873	21,703	20,753

Net income per share—diluted:	$0.73	$0.31	$0.34

For each of the years ended December  31,  2010, 2011 and 2012, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2010	2011	2012
Common stock options	1,602	1,833	1,276
Restricted stock units	186	85	4
Total	1,788	1,918	1,280

Note 7 – Commitments and Contingencies

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

In March 2012, we entered into an agreement to lease a building to be constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building is delivered to us and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease are estimated to total $6.8 million over the ten-year term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building.

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

In August 2012, we extended our existing lease for office space in Gold River, California, for an additional two years expiring on December 31, 2014. Rent payments for this lease extension will total $0.9 million in both 2013 and 2014.

Total rent expense under all operating leases was approximately $3.5 million, $4.0 million and $4.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of December 31, 2012 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2013	$2,753	$1,118	$3,871
2014	2,347	986	3,333
2015	1,215	138	1,353
2016	1,226	-	1,226
2017	1,260	-	1,260
Thereafter	481	-	481
Sub-Total	$9,282	$2,242	$11,524
New building - Mountain View, California (estimated commitment) (1)	6,833	-	6,833
Total (estimate)	$16,115	$2,242	$18,357

(1)

Future minimum payments related to the new Mountain View, California operating lease are estimated to total $6.8 million over the ten-year term of the lease, but may differ depending on actual rentable square footage. Lease payments are expected to begin in the third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building. This lease is generally non-cancellable, except in the case of non-delivery of the newly constructed building.

Legal Proceedings—In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2011 and 2012, we were not involved in any claims against us that were material and, accordingly, did not record any related liabilities as of December 31, 2011 and 2012.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request. As such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2011 or 2012.

While we have made various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 8 – Operating Segments, Geographic Information and Significant Customers

Operating Segments— Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of the Company. We operate in one segment and accordingly we have provided only enterprise-wide disclosures. Our chief executive officer, who is our chief operating decision maker, reviews our financial information in a similar manner.

Geographic Information—As of December 31, 2011 and 2012, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	December 31, 2011	December 31, 2012

United States	$34,469	$37,037
China	425	278
Total	$34,894	$37,315

Significant Customers—Substantially all revenue for the years ended December  31,  2010, 2011 and 2012 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December  31,  2010, 2011 and 2012 are presented in the table below:

	Year Ended December 31,
	2010	2011	2012

Humana	4%	8%	18%
WellPoint (1)	12%	11%	13%
UnitedHealthcare (2)	14%	13%	12%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 91%, 86% and 75%  of our total commission revenue in the years ended December  31,  2010, 2011 and 2012, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health insurance plan offerings, small business or other ancillary products such as short-term, stand-alone dental, life, accident, vision, travel and student insurance plan offerings.

Note 9 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2012 and 2011 is as follows (in thousands, except per share amounts):

2012	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year

Revenue	$37,075	$35,507	$37,586	$45,305	$155,473
Income from operations	3,909	4,135	1,075	4,310	13,429
Net income	2,125	2,305	205	2,447	7,082
Net income per share:
Basic	$0.11	$0.12	$0.01	$0.12	$0.36
Diluted	$0.10	$0.11	$0.01	$0.11	$0.34

2011	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year

Revenue	$37,555	$36,186	$34,787	$43,120	$151,648
Income from operations	3,967	4,850	43	4,377	13,237
Net income (loss)	1,981	2,732	(249)	2,260	6,724
Net income (loss) per share:
Basic	$0.09	$0.13	$(0.01)	$0.11	$0.32
Diluted	$0.09	$0.12	$(0.01)	$0.11	$0.31

Note 10 – Subsequent Event

On March 5, 2013, our board of directors authorized a $30 million increase to its existing $30 million share repurchase program that was previously announced in September 2012. The board of directors’ current authorization increases the total aggregate amount that may be repurchased under this program to $60 million of common stock. As of March 11, 2013, we had repurchased a total of 0.8 million shares for a total cost of $13.0 million under this program.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 9A of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on internal control over financial reporting, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of eHealth, Inc. and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 13, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2012.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Gary Lauer, principal financial and accounting officer, Stuart Huizinga, and all other executive officers. The code of ethics is available on the about us/investor relations/corporate governance page of our website at www.eHealth.com. A copy may also be obtained without charge by contacting investor relations, attention Director of Investor Relations, 440 East Middlefield Road, Mountain View, CA 94043 or by calling (650) 210-3111.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2011, two of our executive officers are parties to individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial Statement Schedules

None.

3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits of this Annual Report on Form 10‑K.

(c) Financial Statement Schedule—See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 13, 2013

eHealth, Inc.

/ s / Gary L. Lauer Gary L. Lauer Chief Executive Officer and Chairman of the Board of Directors	/ s / Stuart M. HUIZINGA Stuart M. Huizinga Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 2013.

Signature	Title

/s/ SCOTT N. FLANDERS	Director
Scott N. Flanders

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ LAWRENCE M. HIGBY	Director
Lawrence M. Higby

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ ELLEN O. TAUSCHER	Director
Ellen O. Tauscher

/s/ WILLIAM T. SHAUGHNESSY	Director
William T. Shaughnessy

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
10.1		Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*		1998 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.3		2004 Stock Plan for eHealth China	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.4*		2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.5*		2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.5.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.3*		Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.5*		Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.5.6*		Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.5.7*		Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.5.8*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.9*		Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.9.1*		Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007
10.9.2*		Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.9.3*		Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2010
10.10*		Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.11*		Supplemental Employment Agreement, dated August 24, 2000, between Sheldon Wang and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.11.1*		Management Retention Agreement, dated January 14, 2010, between Sheldon Wang and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 5, 2010
10.12*		Supplemental Employment Agreement, dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.12.1*		Letter Amendment, dated September 2007, amending Offer Letter dated April 6, 2000 and Offer Letter Supplement dated August 7, 2000, between Bruce Telkamp and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007
10.12.2*

Second Amendment to Offer Letter and Offer Letter Supplement, effective December 29, 2008, amending Offer Letter dated April 6, 2000, as amended, between Bruce Telkamp and eHealthInsurance Services, Inc.

			Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.12.3*		Management Retention Agreement, dated January 14, 2010, between Bruce Telkamp and eHealth, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 5, 2010
10.13*		Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.14		Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.14.1		First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.14.2		Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.14.3		Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.15		Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.15.1		Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.15.2		Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
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

			Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.16.5

Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

			Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.16.6		Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.17*		Executive Bonus Plan 2011	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.17.1*		Executive Bonus Plan 2012	Quarterly Report on Form 10-Q (File No. 001-33071)	May 8, 2012
10.18*		eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 21, 2009
10.19		Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.20*		Employment Agreement, dated March 9, 2012, between eHealth, Inc. and William Shaughnessy.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.21		Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
21.1	†	List of Subsidiaries
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†

Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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