Form 10-Q
period 2013-03-31
eHealth, Inc.
filed 2013-05-07
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April  30, 2013 was  19,467,859 shares

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	March 31, 2013
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$140,849	$113,610
Accounts receivable	4,468	7,364
Deferred income taxes	4,098	6,204
Prepaid expenses and other current assets	6,643	5,636
Total current assets	156,058	132,814
Property and equipment, net	6,185	7,082
Deferred income taxes	2,928	4,018
Other assets	8,123	6,467
Intangible assets, net	8,911	8,557
Goodwill	14,096	14,096
Total assets	$196,301	$173,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,123	$4,528
Accrued compensation and benefits	8,244	6,633
Accrued marketing expenses	3,941	4,050
Deferred revenue	926	1,358
Other current liabilities	1,575	1,831
Total current liabilities	20,809	18,400
Non-current liabilities	4,625	4,922

Stockholders’ equity:
Common stock	27	28
Additional paid-in capital	232,903	238,396
Treasury stock, at cost	(90,991)	(119,998)
Retained earnings	28,743	31,104
Accumulated other comprehensive income	185	182
Total stockholders’ equity	170,867	149,712
Total liabilities and stockholders’ equity	$196,301	$173,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2012	2013

Revenue
Commission	$31,464	$38,251
Other	5,611	4,956
Total revenue	37,075	43,207
Operating costs and expenses:
Cost of revenue	1,675	2,651
Marketing and advertising	12,987	14,835
Customer care and enrollment	5,971	7,166
Technology and content	5,482	6,741
General and administrative	6,604	7,519
Amortization of intangible assets	447	354
Total operating costs and expenses	33,166	39,266
Income from operations	3,909	3,941
Other income (expense), net	21	(25)
Income before provision for income taxes	3,930	3,916
Provision for income taxes	1,805	1,555
Net income	$2,125	$2,361

Net income per share:
Basic	$0.11	$0.11
Diluted	$0.10	$0.11

Weighted-average number of shares used in per share amounts:
Basic	19,536	20,571
Diluted	20,449	21,166

Comprehensive income:
Net income	$2,125	$2,361
Foreign currency translation adjustment	(2)	(3)
Comprehensive income	$2,123	$2,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2013

Operating activities
Net income	$2,125	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(184)	(2,887)
Depreciation and amortization	576	642
Amortization of book-of-business consideration	1,113	2,097
Amortization of intangible assets	447	354
Stock-based compensation expense	1,625	1,634
Deferred rent and other	(10)	3
Changes in operating assets and liabilities:
Accounts receivable	1,815	(2,896)
Prepaid expenses and other assets	(847)	568
Accounts payable	842	(1,595)
Accrued compensation and benefits	(2,432)	(1,614)
Accrued marketing expenses	(2,531)	108
Deferred revenue	1,275	438
Other current liabilities	1,279	249
Net cash provided by (used in) operating activities	5,093	(538)

Investing activities
Purchases of property and equipment	(203)	(1,539)
Consideration paid in connection with book-of-business transfers	(4,373)	-
Net cash used in investing activities	(4,576)	(1,539)

Financing activities
Net proceeds from exercise of common stock options	994	1,223
Cash used to net-share settle equity awards	(980)	(820)
Excess tax benefits from stock-based compensation	551	3,457
Repurchase of common stock	(8,441)	(29,007)
Principal payments in connection with capital leases	(6)	(13)
Net cash used in financing activities	(7,882)	(25,160)

Effect of exchange rate changes on cash and cash equivalents	(1)	(2)

Net decrease in cash and cash equivalents	(7,366)	(27,239)
Cash and cash equivalents at beginning of period	123,607	140,849
Cash and cash equivalents at end of period	$116,241	$113,610

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2013, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 13, 2013. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2013, its results of operations for the three months ended March 31, 2012 and 2013 and its cash flows for the three months ended March 31, 2012 and 2013. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2013.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Recently Issued Accounting Standards—In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity. The update also requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards—Effective January 1, 2013, we adopted an accounting standards update with new guidance on the presentation of reclassifications from accumulated other comprehensive income to net income. This standard requires an entity to present reclassifications from accumulated other comprehensive income to net income either on the face of the condensed consolidated financial statements or in the notes to the condensed consolidated financial statements. In the three months ended March 31, 2013, we did not have any reclassifications from accumulated other comprehensive income to net income.

Note 2 – Cash, Cash Equivalents and Accounts Receivable

Cash and Cash Equivalents—As of December 31, 2012 and March 31, 2013, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2012 and March 31, 2013, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2012 and 2013.

As of December 31, 2012 and March 31, 2013, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2012	March 31, 2013

Cash	$27,484	$41,492
Money market funds	113,365	72,118
Total cash and cash equivalents	$140,849	$113,610

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2012 and March 31, 2013.

Accounts Receivable—As of December 31, 2012 and March 31, 2013, our accounts receivable consisted of the following (in thousands):

	December 31, 2012	March 31, 2013

Accounts receivable - from other revenues	$3,319	$3,242
Commissions receivable	1,149	4,122
Total accounts receivable	$4,468	$7,364

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2012 (1)	3,982
Additional shares authorized (2)	818
Restricted stock units granted	(3)
Options granted	-
Restricted stock units cancelled	15
Options cancelled	24
Shares available for grant March 31, 2013 (1)	4,836

(1)	Shares available for grant do not include treasury stock shares that could also become available for grant if we determined to do so.

(2)	On January 1, 2013, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2012	2,956	$13.41	3.91	$41,642
Granted	-	-
Exercised	(569)	$2.15
Cancelled	(24)	$17.71
Balance outstanding at March 31, 2013	2,363	$16.08	4.47	$6,435
Vested and expected to vest at March 31, 2013	2,286	$16.04	4.42	$6,332
Exercisable at March 31, 2013	1,454	$15.53	3.67	$4,964

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2012 and March 31, 2013 and the exercise price of in-the-money options as of those dates.

The total grant date fair value of stock options vested during the three months ended March 31, 2012 and 2013 was $0.9 million and $1.3 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2012	381	2.22	$10,464
Granted	3
Vested	(115)
Cancelled	(15)
Balance outstanding as of March 31, 2013	254	2.21	$4,549
(1)

The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2012 and March 31, 2013 multiplied by the number of restricted stock units outstanding as of December 31, 2012 and March 31, 2013, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The total grant date fair value of restricted stock units vested during the three months ended March 31, 2012 and 2013 was $2.6 million and $2.0 million, respectively.

Stock Repurchase Programs—On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock and on March 6, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. Purchases under this program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the purchases and the exact number of shares to be purchased will depend upon market conditions. The program does not require us to acquire a specific number of shares, and the program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares will be funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2013 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991
Repurchases of common stock	1,633,970	$17.75	29,007
Cumulative balance at March 31, 2013 (1)	8,031,773	$14.94	$119,998
(1)

Cumulative balances at December 31, 2012 and March 31, 2013 consist of shares repurchased in connection with our stock repurchase program announced on September 10, 2012, as well as previous stock repurchase plans announced in 2011, 2010 and 2008.

(2)  Average price paid per share includes commissions.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In addition to the shares repurchased under our repurchase programs as of March 31, 2013, we have in treasury 205,470 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and March 31, 2013, we had a total of 6,556,303 million shares and 8,237,243 million shares, respectively, held in treasury.

Stock-Based Compensation—The fair value of stock options granted to employees for the three months ended March 31, 2012 was estimated using the following weighted average assumptions:

Three Months Ended March 31, 2012

Expected term	4.6 years
Expected volatility	49.6%
Expected dividend yield	0%
Risk-free interest rate	1.79%
Weighted-average fair value	$5.30

There were no stock options granted to employees during the three months ended March 31, 2013.

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013

Common stock options	$691	$792
Restricted stock units	934	842
Total stock-based compensation expense	$1,625	$1,634

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013

Marketing and advertising	$240	$459
Customer care and enrollment	79	88
Technology and content	333	319
General and administrative	973	768
Total stock-based compensation expense	$1,625	$1,634

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three months ended March 31, 2012 and 2013 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2012	2013

Income before provision for income taxes	$3,930	$3,916
Provision for income taxes	$1,805	$1,555
Effective tax rate	45.9%	39.7%

Our effective tax rate in the three months ended March 31, 2012 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate in the three months ended March 31, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the recent extension of the federal research tax credit through December 31, 2013.

During the three months ended March 31, 2012 and 2013, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $0.6 million and $3.5 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 5 – Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income per share is computed giving effect to all potential dilutive common stock equivalent shares, including options, restricted stock and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net income per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2013
Basic:
Numerator:
Net income allocated to common stock	$2,125	$2,361

Denominator:
Weighted average number of common stock shares	19,996	20,870
Weighted average number of common stock shares repurchased	(460)	(299)
Net weighted average number of common stock shares outstanding	19,536	20,571

Net income per share—basic:	$0.11	$0.11

Diluted:
Numerator:
Net income allocated to common stock	$2,125	$2,361

Denominator:
Net weighted average number of common stock shares outstanding	19,536	20,571
Weighted average number of options	759	461
Weighted average number of restricted stock units	154	134
Total common stock equivalent shares used in per share calculation	20,449	21,166

Net income per share—diluted:	$0.10	$0.11

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For each of the three months ended March 31, 2012 and 2013, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2013

Common stock options	1,323	894

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2012 and March 31, 2013, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2012	As of March 31, 2013

United States	$37,037	$35,957
China	278	245
Total	$37,315	$36,202

Significant Customers—Substantially all revenue for the three months ended March 31, 2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2012 and 2013 are presented in the table below:

	Three Months Ended March 31,
	2012	2013

Humana	16%	23%
WellPoint (1)	12%	12%
UnitedHealthcare (2)	13%	11%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 77% and 67% of our commission revenue in the three months ended March 31, 2012 and 2013, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health insurance plan offerings or other ancillary products such as small business, short-term, stand-alone dental, life and student insurance plan offerings.

As of December 31, 2012, four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our $4.5 million outstanding accounts receivable balance. As of March 31, 2013, one customer represented 76% of

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

our $7.4 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2012 and March 31, 2013. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2013. Accordingly, our estimate for uncollectible amounts at March 31, 2013 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to revenue (including lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable and our estimate of accounts receivable as of March 31, 2013, profitability, cost of revenue, seasonality, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses, tax rates and cash outlay for taxes; our future commission rate structure; our overall individual and family health insurance commission rate structure, the timing of our recognition of a majority of our first year Medicare Advantage and Medicare Part D prescription drug plan commission revenue, an increase in our commission revenue in absolute dollars in 2013 relative to 2012, the amount of fees we pay to marketing partners for consumer referrals that result in submitted health insurance applications, seasonal and absolute increases in our customer care and enrollment costs, increases in technology and content expenses, increases in general and administrative expenses, the impact of a tax benefit on our operating cash flow, our estimate of the number of continuing members on all policies, our significant accounting policies, the compliance with our stock repurchase plan under Rule 10b-18 of  the Exchange Act, the sufficiency of our cash generated from operations and our current cash and cash equivalents, the comparability of member retention rates and the commissions that health insurance carriers pay in connection our sale of individual and family health insurance; the advantages of a long-standing provision of each state’s law relating to health insurance premiums; our intention to perform services for substantially all Medicare leads as a health insurance agent; the seasonality of our business; the timing and amount of our future lease obligations; the impact of health care reform laws on the health insurance industry and on our business; our plans and expectations relating to our Medicare business and factors impacting its success; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; our projections relating to future revenue growth and earnings per share; our future competitors; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2013, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 85% and 89% of total revenue in the three months ended March 31, 2012 and 2013, respectively. The commission payments we receive for individual and family, small business and ancillary health insurance policies are typically a percentage of the premium on the health insurance policy that we sold and are typically made to us on a monthly basis for as long as the policy remains active with us.

We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms www.eHealthMedicare.com and www.PlanPrescriber.com. Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans sold by us are typically fixed and are earned over a period of up to six years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually. Medicare commissions we receive are included in commission revenue.

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

While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. For instance, it is unclear how our existing members will react to health care reform and whether they will seek or be forced to purchase new health insurance products once health insurance carriers implement new health insurance plans or change existing plans in response to health care reform requirements. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will be dependent upon a number of factors, including their individual financial circumstances, their existing health insurance plans, the price of health insurance and our ability to expand our offering to include subsidy-eligible health insurance plans. In order to be eligible for a subsidy, qualified individuals must purchase subsidy qualifying health plans through a government-run health insurance exchange. These qualified health plans are required to be purchased during an initial open enrollment period beginning in October 2013 and running through March 2014. While a large number of consumers may enter the market for individual health insurance in response to health care reform given the requirement that individuals purchase health insurance or face a tax penalty, it is unclear whether the tax penalty will have this intended effect, particularly if health insurance carriers significantly increase the cost of health insurance in response to health care reform. Moreover, we will face new competition in the form of government-run health insurance exchanges and our ability to act as a health insurance agent to health care reform subsidy-eligible individuals is dependent upon permission from state health insurance exchanges and upon health insurance companies to allow us to sell subsidy-eligible health insurance plans and to pay us commissions in connection with their sale. Our ability to meet these and other significant requirements in a short time frame could present challenges for us. The implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Given the disruption that the implementation of health care reform may have on the health insurance market, health care reform could in the aggregate have a material adverse effect on our business and results of operations.

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

We derive revenue from licensing the use of our health insurance ecommerce technology and typically receive a fixed, up-front fee or performance-based fees, or a combination of both. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We also have licensed our ecommerce technology for use by government agencies.

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

Under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, subsidy-eligible health insurance plans are required to be purchased by individuals, families and small businesses during an initial open enrollment period beginning in October 2013 and running through March 2014 in order for the individual, family or small business to receive subsidies from the government. Subsidy-eligible individuals, families and small businesses can thereafter change their qualified health plan only during an annual enrollment period scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. To the extent states allow us to market subsidy-eligible health plans and to the extent states or health insurance carriers adopt open enrollment periods for the sale of individual and family and small business health insurance in general, we will experience additional seasonality in both our sales volumes and expenses as a result of the enrollment period. Additionally, if states or health insurance carriers adopt open enrollment periods for the sale of health insurance that is not subsidy-eligible, we may experience additional seasonality.

We actively market the availability of Medicare-related insurance plans through our online Medicare plan platforms, including  (www.eHealthMedicare.com and www.PlanPrescriber.com). These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We offer online application and telephonic enrollment capabilities for certain Medicare plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers after the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of up to six years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying condensed consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

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

Commission revenue attributable to major medical individual and family health insurance plans was 77% and 67% of commission revenue in the three months ended March 31, 2012 and 2013, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was due primarily to an increase in commission revenue attributable to Medicare-related insurance plans.

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

Online Sponsorship and Advertising.  We offer advertising services for our Medicare plan carriers to purchase advertising on separate websites developed, hosted and maintained by us for a pre-determined amount of time. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period. We also derive revenue from online sponsorship and advertising programs that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.

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

We expect other revenue to decline in absolute dollars in 2013 compared to 2012 due primarily to a decrease in Medicare lead referral revenue as a result of our strategic decision to directly service most of the Medicare leads we generate as a health insurance agent, while significantly reducing the number of Medicare leads we sell to third parties. As a result of this decision, we expect Medicare-related commission revenue to continue to increase in 2013. We also expect the decline in Medicare lead referral revenue to be partially offset by an increase in online sponsorship and advertising revenue.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com, either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended March 31, 2012 and 2013, applications submitted through us for individual and family health insurance from our direct channel constituted 44% and 48%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the three months ended March 31, 2012 and 2013, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 33% and 32%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three months ended March 31, 2012 and 2013, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 23% and 20%, respectively, of all individual and family health insurance applications submitted on our website.

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

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers include primarily Medicare plan members. Total consideration paid in connection with these transfers amounted to $13.9 million. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement.

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

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. The impact the newly implemented open enrollment period for the purchase of subsidy-eligible health insurance plans will have on our member acquisition channels is unclear, although we expect that the seasonal patterns for individual and family plan submitted applications will be impacted. The newly implemented open enrollment period begins in October 2013 and runs through March 2014, and then occurs within the fourth quarter of each year starting in 2014. We also expect total marketing expenses will increase to some extent during the open enrollment period as consumers switch to subsidy-eligible policies.

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

We expect our marketing and advertising expenses to increase in absolute dollars in 2013 compared to 2012 due primarily to an increase in our Medicare-related online marketing and advertising expenditures during 2013, including paid keyword search advertising.

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

In order for us to offer and sell subsidy-eligible health insurance plans on our websites, we are required to meet certain conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. We are increasing our technology and content spending throughout 2013 in order to increase functionality to meet the conditions required to offer and sell subsidy-eligible health insurance plans and to enhance user experience.

We expect technology and content expenses to increase in absolute dollars and as a percentage of total revenue in 2013 compared to 2012 as a result of an increase in labor and personnel costs in our product management and engineering departments as we increase our investment in our technology platform to further enhance user experience, increase functionality and meet the requirements to offer and sell subsidy-eligible health insurance plans.

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

We expect our general and administrative expenses to increase in absolute dollars, but decline as a percentage of total revenue in 2013 compared to 2012 as the growth rate in total revenue is expected to be higher than the growth rate in general and administrative expenses.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended March  31, 2012 and 2013 and as of March 31, 2012 and 2013:

Key Metrics:	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013

Operating cash flows (1)	$5,093,000	$(538,000)

IFP submitted applications (2)	115,400	126,900

IFP approved members (3)	100,500	114,400
Total approved members (4)	151,800	206,600

Commission revenue (5)	$31,464,000	$38,251,000
Commission revenue per estimated member for the period (6)	$37.82	$37.56

	As of March 31, 2012	As of March 31, 2013

IFP estimated membership (7)	686,800	738,900
Medicare estimated membership (8)	35,200	75,300
Other estimated membership (9)	126,600	239,600
Total estimated membership (10)	848,600	1,053,800

Other Metrics:	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	44%	48%
Marketing partners (12)	33%	32%
Online advertising (13)	23%	20%
Total	100%	100%

Notes:

(1)

Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows. First quarter 2013 operating cash flow included a $3.5 million tax benefit that was generated from stock option exercises during the quarter. This benefit negatively impacted cash flow from operations and positively impacted cash flow from financing activities in the first quarter. This benefit is expected to positively impact operating cash flow later this year by an equal offsetting amount to the first quarter negative impact on operating cash flow as it is used to reduce actual cash taxes paid.

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

During the three months ended March 31, 2013, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2012 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2012		2013
Revenue:
Commission	$31,464	85%	$38,251	89%
Other	5,611	15	4,956	11
Total revenue	37,075	100	43,207	100
Operating costs and expenses:
Cost of revenue	1,675	5	2,651	6
Marketing and advertising	12,987	35	14,835	34
Customer care and enrollment	5,971	16	7,166	17
Technology and content	5,482	15	6,741	16
General and administrative	6,604	18	7,519	17
Amortization of intangible assets	447	1	354	1
Total operating costs and expenses	33,166	89	39,266	91
Income from operations	3,909	11	3,941	9
Interest and other income (expense), net	21	0	(25)	(0)
Income before provision for income taxes	3,930	11	3,916	9
Provision for income taxes	1,805	5	1,555	4
Net income	$2,125	6%	$2,361	5%

Operating costs and expenses include the following amounts of stock-based compensation expense  (in thousands):

	Three Months Ended March 31,
	2012	2013
Marketing and advertising	$240	$459
Customer care and enrollment	79	88
Technology and content	333	319
General and administrative	973	768
	$1,625	$1,634

Three Months Ended March 31, 2012 and 2013

Revenue

The following table presents our commission, other revenue and total revenue for the three months ended March 31, 2012 and 2013 and the dollar and percentage changes from the prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

Commission	$31,464	$38,251	$6,787	22%
Percentage of total revenue	85%	89%

Other	$5,611	$4,956	$(655)	(12%)
Percentage of total revenue	15%	11%

Total revenue	$37,075	$43,207	$6,132	17%

Three Months Ended March 31, 2012 and 2013—Commission revenue increased in the three months ended March 31, 2013, compared to the three months ended March 31, 2012,  due primarily to a  $4.3 million increase in Medicare-related commission revenue, which was driven primarily by Medicare plan renewals, for which the first quarter is the highest volume quarter of each year. Additionally, Medicare revenues increased due to an increase in the number of Medicare plans we sold.  Commission revenue related to ancillary health insurance products, primarily dental, accident and vision insurance plans, increased $1.2 million and commission revenue related to individual and family plans, including commission overrides, increased $1.1 million.

Other revenue decreased in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due primarily to a $0.8 million decrease in Medicare-related health insurance product lead referral revenue. The decrease in lead referral revenue was the result of our strategic decision to reduce the number of Medicare leads sold to third parties and to instead act as a health insurance agent to those leads. As health insurance agent, we are entitled to receive on-going commission revenue related to the sale of a health insurance policy, compared to a one-time referral fee for the sale of a lead.  The decrease in Medicare lead revenue  was  partially offset by  an increase in online sponsorship and advertising revenue, primarily related to Medicare plan carriers.

Operating Costs and  Expenses

Cost of Revenue

The following table presents our cost of revenue and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

Cost of revenue	$1,675	$2,651	$976	58%
Percentage of total revenue	5%	6%

Three Months Ended March 31, 2012 and 2013—Cost of revenue increased in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due primarily to an increase of $1.0 million  in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter.

Marketing and Advertising

The following table presents our marketing and advertising expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

Marketing and advertising	$12,987	$14,835	$1,848	14%
Percentage of total revenue	35%	34%

Three Months Ended March 31, 2012 and 2013—Marketing and advertising expenses increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012,  due primarily to an increase of $1.2 million in advertising expenses, including fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website. Additionally, compensation, benefits, stock-based compensation and other personnel costs increased $0.6 million as a result of an increase in marketing and advertising personnel.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

Customer care and enrollment	$5,971	$7,166	$1,195	20%
Percentage of total revenue	16%	17%

Three Months Ended March 31, 2012 and 2013—Customer care and enrollment expenses increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits, stock-based compensation and other personnel costs increased $0.9 million and insurance licensing costs increased $0.1 million.

Technology and Content

The following table presents our technology and content expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

Technology and content	$5,482	$6,741	$1,259	23%
Percentage of total revenue	15%	16%

Three Months Ended March 31, 2012 and 2013—Technology and content expenses increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to an increase of $1.4 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel.

General and Administrative

The following table presents our general and administrative expenses and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

General and administrative	$6,604	$7,519	$915	14%
Percentage of total revenue	18%	17%

Three Months Ended March 31, 2012 and 2013—General and administrative expenses increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012,  due primarily to an increase of $0.7 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in general and administrative personnel.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

Amortization of intangible assets	$447	$354	$(93)	(21%)
Percentage of total revenue	1%	1%

Three Ended March 31, 2012 and 2013—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as certain intangible assets were fully amortized during 2012.

Other Income  (Expense), Net

The following table presents our other income  (expense), net, and the dollar and percentage change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%

Other income (expense), net	$21	$(25)	$(46)	(219%)
Percentage of total revenue	0%	(0%)

Three Months Ended March 31, 2012 and 2013—Interest earned on our invested cash more than offset administrative bank fees, investment management fees and interest expense on our capital leases in the three months ended March 31, 2012. Administrative bank fees, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash in the three months ended March 31, 2013.

Provision for Income Taxes

The following table presents our provision for income taxes and the dollar change from the comparable prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2012	2013	Change $

Provision for income taxes	$1,805	$1,555	$(250)
Percentage of total revenue	5%	4%

Three Months Ended March 31, 2012 and 2013—In the three months ended March 31, 2012 and 2013, we recorded a provision for income taxes representing effective tax rates of 45.9% and 39.7%, respectively. Our effective tax rate for the three months ended March 31, 2012  was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate for the three months ended March 31, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Liquidity and Capital Resources

At March 31, 2013, our cash and cash equivalents totaled $113.6 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2012, our cash and cash equivalents totaled $140.8 million.

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30.0 million of our common stock and on March 6, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. Purchases under this program may be made in the open market or unsolicited negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the purchases and the exact number of shares to be purchased will depend upon market conditions. The program does not require us to acquire a specific number of shares, and the program may be suspended from time to time or discontinued at any time. The cost of the repurchased shares will be funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2013 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991
Repurchases of common stock	1,633,970	$17.75	29,007
Cumulative balance at March 31, 2013 (1)	8,031,773	$14.94	$119,998

(1)

Cumulative balances at December 31, 2012 and March 31, 2013 consist of shares repurchased in connection with our stock repurchase programs announced on September 10, 2012, as well as previous stock repurchase plans announced in 2011, 2010 and 2008.

(2)  Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of March 31, 2013, we have in treasury 205,470 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and March 31, 2013, we had a total of 6,556,303 million shares and 8,237,243 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013

Net cash provided by (used in) operating activities	$5,093	$(538)
Net cash used in investing activities	$(4,576)	$(1,539)
Net cash used in financing activities	$(7,882)	$(25,160)

During the three months ended March 31, 2012 and 2013, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $0.6 million and $3.5  million, respectively, in Additional Paid-In  Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. In the first quarter of 2012, we collected a substantial amount of lead referral payments related to Medicare leads sold during the annual enrollment period in the fourth quarter of 2011. The seasonal impact of Medicare lead referral collections was minimal in 2013 as we have transitioned away from lead referral transactions. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. The impact the newly implemented open enrollment period for the purchase of subsidy-eligible health insurance plans will have on our future cash flows is unclear. The newly implemented open enrollment period begins in October 2013 and runs through March 2014, and then occurs within the fourth quarter each year starting in 2014. We expect total marketing expenses will increase to some extent during the open enrollment period as consumers switch to subsidy-eligible policies.

Three Months Ended March 31, 2013—Our operating activities used cash of $0.5 million during the three months ended March 31, 2013 and consisted of net income of $2.4 million, increased by non-cash items of $1.8 million and offset by cash used in working capital and other activities of $4.7 million. Adjustments for non-cash items primarily consisted of $3.1 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets,  and $1.6 million of stock-based compensation expense, partially offset by $2.9 million of deferred income taxes,  consisting primarily of excess tax benefits from stock-based compensation. Cash used in working capital and other activities primarily consisted of an increase of $2.9 million in accounts receivable, a  decrease of $1.6 million in accounts payable, a decrease of $1.6 million in accrued compensation and other benefits, partially offset by a decrease of $0.6 million in prepaid expenses and other assets, and an increase of $0.4 million in deferred revenue. Accounts receivable increased due primarily to an increase in commission receivable related to Medicare plans renewing in the three months ended March 31, 2013. Accounts payable decreased due primarily to the timing of payments to our vendors and  accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2012.

Three Months Ended March 31, 2012—Our operating activities generated cash of $5.1 million during the three months ended March 31, 2012 and consisted of net income of $2.1 million, increased by non-cash items of $3.6 million and cash used in working capital and other activities of $0.6 million. Adjustments for non-cash items primarily consisted of $1.6 million of stock-based compensation expense and $2.1 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, partially offset by $0.2 million of deferred income taxes. Cash used in working capital and other activities primarily consisted of a decrease of $2.5 million in accrued marketing expenses, a decrease of $2.4 million in accrued compensation and benefits and an increase of $0.8 million in prepaid expenses and other assets, partially offset by a decrease of $1.8 million in accounts receivable, an increase of $1.3 million in deferred revenue, an increase of $1.3 million in other current liabilities and an increase of $0.8 million in accounts payable.  Accounts payable decreased as we collected a substantial portion due from the sale of Medicare leads during the fourth quarter of 2011. Accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2011 and accounts payable decreased due to the timing of payments to our vendors.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and include consideration paid to a partner in connection with the transfer to us of certain Medicare plan members.

Three Months Ended March 31, 2013—Net cash used in investing activities of $1.5 million during the three months ended March 31, 2013 was attributable entirely to capital expenditures.

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

Financing Activities

Three Months Ended March 31, 2013—Net cash used in financing activities of $25.2 million during the three months ended March 31, 2013 was due to $29.0 million used to repurchase 1.6 million shares of our common stock and $0.8 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $1.2 million of net proceeds from the exercise of common stock options and $3.5 million of excess tax benefits from stock-based compensation.

Three Months Ended March 31, 2012—Net cash used in financing activities of $7.9 million during the three months ended March 31, 2012 was due to $8.4 million used to repurchase 0.6 million shares of our common stock and $1.0 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $1.0 million of net proceeds from the exercise of common stock and $0.6 million of excess tax benefits from stock-based compensation.

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

In March 2012, we entered into an agreement to lease a building to be constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building is delivered to us and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease total $7.0 million over the ten-year term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. Lease payments are expected to begin in the third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of March 31, 2013 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2013 (nine months)	$2,277	$930	$3,207
2014	2,440	948	3,388
2015	1,219	138	1,357
2016	1,231	-	1,231
2017	1,264	-	1,264
Thereafter	483	-	483
Sub-Total	$8,914	$2,016	$10,930
New building - Mountain View, California (1)	7,038	-	7,038
Total	$15,952	$2,016	$17,968

(1)

Future minimum payments related to the new Mountain View, California operating lease total $7.0 million over the ten-year term of the lease. Lease payments are expected to begin in the third quarter of 2013, although the actual commencement of lease payments will depend upon the date of completion and delivery of the newly constructed building. This lease is generally non-cancellable, except in the case of non-delivery of the newly constructed building.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2012 and March 31, 2013, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2012	March 31, 2013

Cash (1)	$27,484	$41,492
Money market funds (2)	113,365	72,118
Total cash and cash equivalents	$140,849	$113,610

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2012 and March 31, 2013 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2012,  four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our  $4.5 million outstanding accounts receivable balance. As of March 31, 2013,  one customer represented 76% of our $7.4 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2012 and March 31, 2013. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2013. Accordingly, our estimate for uncollectible amounts at March 31, 2013 was not material.

Significant Customers

Substantially all revenue for the three months ended March 31, 2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2012 and 2013 are presented in the table below:

X
	Three Months Ended March 31,
	2012	2013

Humana	16%	23%
WellPoint (1)	12%	12%
UnitedHealthcare (2)	13%	11%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

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

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them;  change the benefits and/or premiums for the plans they sell; cause a substantial reduction in our membership; or cause health insurance carriers to reduce our commissions and other amounts they pay  for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  For instance, beginning in 2014 health insurance carriers offering coverage in the individual or small group health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits.  Individuals are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  It is unclear whether this tax penalty is sufficient enough to drive a substantial number of new entrants into the health insurance market, and if it does not, our business, operating results and financial condition could be harmed. Moreover, many of the individual and small group health insurance plans we have sold do not cover all of the minimum essential benefits or meet other standards under health care reform. We could suffer a substantial reduction in our membership as a result of members on these plans moving to plans that do meet health care reform requirements if we do not remain the agent of record on their plan. In addition, the existing plans could be modified with an increase in the cost of the plan or terminated, which also could cause a reduction in our membership and materially harm our business, operating results and financial condition. Various aspects of health care reform also could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which would materially harm our business, operating results and financial condition.

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

A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the plans that subsidy-eligible individuals must purchase in order to receive the subsidies. While there are details that need to be clarified by the federal government, states and health insurance carriers, it is clear that, in order to offer subsidy-eligible health insurance plans, agents and brokers must meet certain conditions, such as entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange and complying with privacy, security and conflict of interest standards.  In the event Internet-based agents and brokers such as us use the Internet for plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. A substantial number of our existing members may become eligible for subsidies in connection with their purchase of health insurance. We may also experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to allow us to sell them and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition. In addition, even if we are able to sell qualified health plans to subsidy eligible individuals, and particularly if states or health insurance carriers adopt open enrollment periods outside of state health insurance exchanges, it may be difficult for us to handle as a business the increased volume of health insurance transactions that would occur in a short period of time.  In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year (for example, an increase in our expense related to the hiring, training, and licensing of our health insurance agent employees); and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment for qualified health plans and perhaps other health plans overlaps with the annual enrollment period for Medicare plans.  There can be no assurance that even if we are able to market and sell health insurance products to subsidy-eligible individuals, we will be able to realize the value of any investment in technology and resources related to the marketing and sale of those product or to increase our revenue and profitability,

The medical loss ratio requirements that are a part of health care reform have harmed and will continue to harm our business.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 16% and 23%  of our total revenue in the three months ended March 31, 2012 and 2013, respectively, from Humana. We derived 12% of our total revenue in both the three months ended March 31, 2012 and 2013 from carriers owned by Wellpoint. We derived 13% and 11% of our total revenue in the three months ended March 31, 2012 and 2013, respectively, from carriers owned by UnitedHealthcare. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. Many of them may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could materially harm our business, operating results and financial condition.

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

Our Medicare plan related revenue is concentrated in a small number of health insurance carriers. The success of our entry into the market for Medicare plans as a health insurance agent will depend upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The limited number of our Medicare plan carrier relationships makes us vulnerable to changes in carrier commission rates and the competitiveness of our carrier partners Medicare products.  If our Medicare carrier partners reduce our commission rates, reduce the amount they pay us for advertising services, or the competitiveness of their products declines compared to original Medicare or the products of Medicare carriers with which we do not have a relationship, our business, operating results and financial condition would be harmed.  In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carrier partners.  For instance, a carrier may terminate our relationship. Moreover, the Centers for Medicare and Medicaid Services, or CMS, has and will continue to penalize health insurance carriers for certain regulatory violations by not allowing them to market and sell Medicare plans for significant periods of time.  Given the small number of our Medicare carrier relationships, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for this or any other reason, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, which would harm our business operating results and financial condition.

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

The success of our Medicare plan customer care center operations also is dependent on information technology systems.  The vast majority of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans.  We rely on telephone, call recording and customer relationship management systems in our Medicare customer care center operations related to these and other functions, and we are dependent on third parties for some of them, including our telephone and call recording systems.  The effectiveness and stability of our Medicare customer care center systems are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems or any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

Factors beyond our control may negatively impact our ability to market and sell Medicare plans.

We determined to enter into the Medicare plan market because we believe the number of individuals becoming eligible for Medicare is increasing and these individuals are increasingly using the Internet to shop for health insurance plans. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, portions of health care reform impose significant changes to original Medicare and the Medicare Advantage program by, among other things, increasing the benefits original Medicare provides, reducing payments to Medicare Advantage plans and imposing medical loss ratio requirements for Medicare Advantage plans. In addition, CMS may also determine to reduce  the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us in connection with the sale of these plans, our business operating results and financial condition could be harmed.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

If we are not successful in cost-effectively converting visitors to our website and customer call centers into members, our business and operating results would be harmed.

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and customer call centers seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors have influenced, and could in the future influence, the conversion rate for any given period, some of which are outside of our control. These factors include:

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform or telephonically via our customer call centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platform or telephonically via our customer call centers into members suffers, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

In addition, we have historically received media attention in connection with our public relations efforts. While we cannot be certain of the impact of media coverage on our business, if it were to be reduced, the number of consumers visiting our platform or customer call centers could decrease, and our cost of acquiring members could increase as a result of a reduction in the number of members coming from our direct member acquisition channel, both of which could harm our business, operating results and financial condition.

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

A substantial number of our existing members may become eligible for subsidies in connection with their purchase of health insurance. We may also experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to allow us to sell them and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.  In addition, even if we are able to sell qualified health plans to subsidy eligible individuals, and particularly if states or health insurance carriers adopt open enrollment periods outside of state health insurance exchanges, it may be difficult for us to handle as a business the large amount of health insurance transactions occurring in a limited window of time.  In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment for qualified health plans and perhaps other health plans overlaps with the annual enrollment period for Medicare plans.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. As a result of open enrollment periods, we may not receive information from our carriers on as timely a basis as in the past due to significant spikes in volume, which could impair the accuracy of our estimates of the number of members we have for a period of time. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. Total revenue per estimated member for the period would also change if our estimated membership changed. Our estimate regarding the average amount of time our members maintain their health insurance plans also could be inaccurate as it depends on the accuracy of our membership estimates.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. To remain competitive against our current and future competitors, we will need to continue to invest and improve the online shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us.  If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

In addition, CMS has the ability to regulate our marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans and also could impact the commissions we receive in connection with the sale of these plans.

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

We also develop, host and maintain carrier dedicated Medicare plan websites through our advertising program.  Our success in doing so is dependent upon the same factors that could impact our sponsorship program. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services.  Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising.  If we are not successful in generating Medicare plan-related advertising revenue, our business operating results and financial condition could be harmed.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans are highest in our first and third quarters, while marketing and advertising expenses related to Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters. The impact the newly implemented open enrollment period for the purchase of subsidy-eligible health insurance plans will have on our marketing and advertising expenses is unclear, although we expect the seasonal patterns for individual and family plan submitted applications, and marketing and advertising expenses, will be impacted. The newly implemented open enrollment period begins in October 2013 and runs through March 2014, and then occurs within the fourth quarter each year starting in 2014. We expect our total marketing expenses will increase to some extent during the open enrollment period as consumers switch to subsidy-eligible policies.

Based on these seasonal trends, our revenue is highest in the fourth quarter of the year and our profitability is relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year.  We expect this general seasonal trend to occur in future years.

Under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, subsidy-eligible health insurance plans are required to be purchased by individuals, families and small businesses during an initial open enrollment period beginning in October 2013 and running through March 2014 in order for the individual, family or small business to receive subsidies from the government. Subsidy-eligible individuals, families and small businesses can thereafter change their qualified health plan only during an annual enrollment period scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. To the extent states or health insurance carriers allow us to market subsidy-eligible health plans and to the extent states or health insurance carriers adopt open enrollment periods for the sale of individual and family and small business health insurance in general, we will experience additional seasonality in both our sales volumes and expenses as a result of the enrollment period, which could have an adverse effect on our business, operating results and financial condition. Additionally, if states or health insurance carriers adopt open enrollment periods for the sale of health insurance that is not subsidy-eligible, we would experience additional seasonality.

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

Any compromise or perceived compromise of our security could damage our reputation and the termination of our relationship with our members, marketing partners and health insurance carriers, could reduce demand for our services and could subject us to significant liability and expense as well as regulatory action and private privacy-related lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of March 31, 2013. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

 We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may, in general, not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.  2

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock.  On March 6, 2013, we announced that our board of directors increased the previously approved repurchase amount of $30 million by an additional $30 million such that the total amount that we may repurchase under the repurchase program would be $60 million.  Purchases under the repurchase program have been made in the open market and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.   On March 31, 2013, we had $30 million available for repurchases under the program.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
				(in thousands)
Beginning repurchase authority				$29,007
January 1—January 31, 2013	-	-	-	$29,007
February 1—February 28, 2013	103,038	$16.73	103,038	$27,284
March 1—March 31, 2013	1,530,932	$17.82	1,530,932	$30,000 (1)
Total as of March 31, 2013	1,633,970	$17.75	1,633,970	$30,000

(1)	The amount reflects the $30 million increase of the repurchase authorization approved by our board of directors in March 2013. 62 Table of Contents

ITEM 6.	EXHIBITS

(a)  Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Exhibit Number		Description of Exhibit
10.5.9	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant
10.17.2	*	Executive Bonus Plan 2013.
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 2013.

/ s /  Gary L. Lauer

Gary L. Lauer

Chief Executive Officer

(Duly Authorized Officer on Behalf of the Registrant)

/ s /  Stuart M.  Huizinga

Stuart M. Huizinga

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.5.9	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant
10.17.2	*	Executive Bonus Plan 2013.
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.