Form 10-Q
period 2013-06-30
eHealth, Inc.
filed 2013-08-07
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July  31, 2013 was 18,415,995 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	June 30, 2013
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$140,849	$89,713
Accounts receivable	4,468	5,334
Deferred income taxes	4,098	6,434
Prepaid expenses and other current assets	6,643	7,141
Total current assets	156,058	108,622
Property and equipment, net	6,185	9,482
Deferred income taxes	2,928	4,413
Other assets	8,123	6,257
Intangible assets, net	8,911	8,204
Goodwill	14,096	14,096
Total assets	$196,301	$151,074

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,123	$5,446
Accrued compensation and benefits	8,244	7,726
Accrued marketing expenses	3,941	3,367
Deferred revenue	926	1,546
Other current liabilities	1,575	2,613
Total current liabilities	20,809	20,698
Non-current liabilities	4,625	5,978

Stockholders’ equity:
Common stock	27	28
Additional paid-in capital	232,903	241,951
Treasury stock, at cost	(90,991)	(149,998)
Retained earnings	28,743	32,250
Accumulated other comprehensive income	185	167
Total stockholders’ equity	170,867	124,398
Total liabilities and stockholders’ equity	$196,301	$151,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Revenue
Commission	$30,603	$34,942	$62,067	$73,193
Other	4,904	4,858	10,515	9,814
Total revenue	35,507	39,800	72,582	83,007
Operating costs and expenses:
Cost of revenue	764	984	2,439	3,635
Marketing and advertising	12,167	13,761	25,154	28,596
Customer care and enrollment	6,358	7,812	12,329	14,978
Technology and content	5,033	7,727	10,515	14,468
General and administrative	6,590	7,132	13,194	14,651
Amortization of intangible assets	460	353	907	707
Total operating costs and expenses	31,372	37,769	64,538	77,035
Income from operations	4,135	2,031	8,044	5,972
Other income (expense), net	16	(21)	37	(46)
Income before provision for income taxes	4,151	2,010	8,081	5,926
Provision for income taxes	1,846	864	3,651	2,419
Net income	$2,305	$1,146	$4,430	$3,507

Net income per share:
Basic	$0.12	$0.06	$0.23	$0.18
Diluted	$0.11	$0.06	$0.22	$0.17

Weighted-average number of shares used in per share amounts:
Basic	19,624	18,946	19,580	19,754
Diluted	20,497	19,496	20,471	20,324

Comprehensive income:
Net income	$2,305	$1,146	$4,430	$3,507
Foreign currency translation adjustment	-	(15)	(2)	(18)
Comprehensive income	$2,305	$1,131	$4,428	$3,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2012	2013

Operating activities
Net income	$4,430	$3,507
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(142)	(3,449)
Depreciation and amortization	1,114	1,390
Amortization of book-of-business consideration	1,418	2,548
Amortization of intangible assets	907	707
Stock-based compensation expense	2,987	3,416
Deferred rent	(17)	827
Changes in operating assets and liabilities:
Accounts receivable	4,394	(866)
Prepaid expenses and other assets	(1,142)	(1,176)
Accounts payable	1,356	(1,541)
Accrued compensation and benefits	(1,572)	(530)
Accrued marketing expenses	(3,039)	(575)
Deferred revenue	88	887
Other current liabilities	1,943	952
Net cash provided by operating activities	12,725	6,097

Investing activities
Purchases of property and equipment	(2,146)	(3,821)
Consideration paid in connection with book-of-business transfers	(6,243)	-
Net cash used in investing activities	(8,389)	(3,821)

Financing activities
Net proceeds from exercise of common stock options	2,370	2,549
Cash used to net-share settle equity awards	(986)	(842)
Excess tax benefits from stock-based compensation	1,187	3,926
Repurchase of common stock	(8,441)	(59,007)
Principal payments in connection with capital leases	(18)	(26)
Net cash used in financing activities	(5,888)	(53,400)

Effect of exchange rate changes on cash and cash equivalents	-	(12)

Net decrease in cash and cash equivalents	(1,552)	(51,136)
Cash and cash equivalents at beginning of period	123,607	140,849
Cash and cash equivalents at end of period	$122,055	$89,713

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2013, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 13, 2013. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of June 30, 2013, its results of operations for the three and six months ended June 30, 2012 and 2013 and its cash flows for the six months ended June 30, 2012 and 2013. All adjustments are of a normal recurring nature. The property and equipment balance on the June 30, 2013 condensed consolidated balance sheet includes $0.9 million of leasehold improvements that are not included in the purchases of property and equipment balance in the condensed consolidated statement of cash flows for the six months ended June 30, 2013 because the amounts had not been paid as of June 30, 2013. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2013.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans are highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Recently Adopted Accounting Standards—Effective January 1, 2013, we adopted an accounting standards update with new guidance on the presentation of reclassifications from accumulated other comprehensive income to net income. This standard requires an entity to present reclassifications from accumulated other comprehensive income to net income either on the face of the condensed consolidated financial statements or in the notes to the condensed consolidated financial statements. In the six months ended June 30, 2013 we did not have any reclassifications from accumulated other comprehensive income to net income.

Note 2 – Cash, Cash Equivalents and Accounts Receivable

Cash and Cash Equivalents—As of December 31, 2012 and June 30, 2013, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2012 and June 30, 2013, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2012 and 2013.

As of December 31, 2012 and June 30, 2013, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2012	June 30, 2013

Cash	$27,484	$17,594
Money market funds	113,365	72,119
Total cash and cash equivalents	$140,849	$89,713

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2012 and June 30, 2013.

Accounts Receivable—As of December 31, 2012 and June 30, 2013, our accounts receivable consisted of the following (in thousands):

	December 31, 2012	June 30, 2013

Accounts receivable - from other revenues	$3,319	$1,552
Commissions receivable	1,149	3,782
Total accounts receivable	$4,468	$5,334

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2012 (1)	3,982
Additional shares authorized (2)	818
Restricted stock units granted	(561)
Options granted	(78)
Restricted stock units cancelled	17
Options cancelled	49
Shares available for grant June 30, 2013 (1)	4,227

(1)	Shares available for grant do not include treasury stock shares that could also become available for grant if we determined to do so.

(2)	On January 1, 2013, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2012	2,956	$13.41	3.91	$41,642
Granted	78	$19.26
Exercised	(694)	$3.67
Cancelled	(49)	$18.23
Balance outstanding at June 30, 2013	2,291	$16.46	4.39	$14,827
Vested and expected to vest at June 30, 2013	2,221	$16.42	4.34	$14,445
Exercisable at June 30, 2013	1,430	$15.97	3.62	$9,929

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2012 and June 30, 2013 and the exercise price of in-the-money options as of those dates.

The total grant date fair value of stock options vested during the three and six months ended June 30, 2012 was $0.5 million and $1.4 million, respectively. The total grant date fair value of stock options vested during the three and six months ended June 30, 2013 was $0.7 million and $2.0 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes restricted stock unit activity, including performance-based restricted stock unit activity, under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2012	381	2.22	$10,464
Granted	561
Vested	(163)
Cancelled	(17)
Balance outstanding as of June 30, 2013	762	2.62	$17,306

(1)

The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2012 and June 30, 2013 multiplied by the number of restricted stock units outstanding as of December 31, 2012 and June 30, 2013, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The total grant date fair value of restricted stock units vested during the three and six months ended June 30, 2012 was $1.1 million and $3.7 million, respectively. The total grant date fair value of restricted stock units vested during the three and six months ended June 30, 2013 was $1.2 million and $3.2 million, respectively.

Stock Repurchase Programs—On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock and on March 6, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. Purchases under this program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2013 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991
Repurchases of common stock during 2013	2,911,466	$20.27	59,007
Cumulative balance at June 30, 2013 (1)	9,309,269	$16.11	$149,998

(1)

Cumulative balances at December 31, 2012 and June 30, 2013 consist of shares repurchased in connection with our stock repurchase program announced on September 10, 2012, as well as previous stock repurchase plans announced in 2011, 2010 and 2008.

(2)  Average price paid per share includes commissions.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In addition to the shares repurchased under our repurchase programs as of June 30, 2013, we have in treasury 206,435 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and June 30, 2013, we had a total of 6,556,303 million shares and 9,515,704 million shares, respectively, held in treasury.

Stock-Based Compensation—The fair value of stock options granted to employees for the three and six months ended June 30, 2012 and 2013 was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Expected term	4.7 years	4.3 years	4.7 years	4.3 years
Expected volatility	44.4%	39.7%	44.4%	39.7%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.94%	0.62%	0.94%	0.62%
Weighted-average fair value	$6.40	$6.32	$6.40	$6.32

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Common stock options	$674	$656	$1,365	$1,448
Restricted stock units	688	1,126	1,622	1,968
Total stock-based compensation expense	$1,362	$1,782	$2,987	$3,416

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Marketing and advertising	$362	$470	$602	$929
Customer care and enrollment	74	81	153	169
Technology and content	218	385	551	704
General and administrative	708	846	1,681	1,614
Total stock-based compensation expense	$1,362	$1,782	$2,987	$3,416

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three and six months ended June 30, 2012 and 2013 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Income before provision for income taxes	$4,151	$2,010	$8,081	$5,926
Provision for income taxes	$1,846	$864	$3,651	$2,419
Effective tax rate	44.5%	43.0%	45.2%	40.8%

Our effective tax rate in the three and six months ended June 30, 2012 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate in the three and six months ended June 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the recent extension of the federal research tax credit through December 31, 2013.

During the three and six months ended June 30, 2012, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $0.6 million and $1.2 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. During the three and six months ended June 30, 2013, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $0.5 million and $3.9 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Basic:
Numerator:
Net income allocated to common stock	$2,305	$1,146	$4,430	$3,507

Denominator:
Weighted average number of common stock shares	19,624	19,532	20,118	21,019
Weighted average number of common stock shares repurchased	-	(586)	(538)	(1,265)
Net weighted average number of common stock shares outstanding	19,624	18,946	19,580	19,754

Net income per share—basic:	$0.12	$0.06	$0.23	$0.18

Diluted:
Numerator:
Net income allocated to common stock	$2,305	$1,146	$4,430	$3,507

Denominator:
Net weighted average number of common stock shares outstanding	19,624	18,946	19,580	19,754
Weighted average number of options	789	445	774	453
Weighted average number of restricted stock units	84	105	117	117
Total common stock shares used in per share calculation	20,497	19,496	20,471	20,324

Net income per share—diluted:	$0.11	$0.06	$0.22	$0.17

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For each of the three- and six-  month periods ended June 30, 2012 and 2013, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Common stock options	1,466	290	1,507	312
Restricted stock units	-	12	-	6
Total	1,466	302	1,507	318

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2012 and June 30, 2013, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of December 31, 2012	As of June 30, 2013

United States	$37,037	$37,726
China	278	313
Total	$37,315	$38,039

Significant Customers—Substantially all revenue for the three and six months ended June 30, 2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2012 and 2013 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Humana	13%	17%	15%	20%
WellPoint (1)	15%	13%	13%	12%
UnitedHealthcare (2)	14%	11%	13%	11%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 79% and 78% of our commission revenue in the three and six months ended June 30, 2012, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 75% and 70% of our commission revenue in the three and six months ended June 30, 2013, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, accident and student insurance plan offerings.

As of December 31, 2012, four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our $4.5 million outstanding accounts receivable balance. As of June 30, 2013, one customer represented 68% of our $5.3 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

receivable at December 31, 2012 and June 30, 2013. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2013. Accordingly, our estimate for uncollectible amounts at June 30, 2013 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to revenue (including commission revenue, lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable and our estimate of accounts receivable as of June 30, 2013, profitability, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses; our future commission rate structure; our overall individual and family health insurance commission rate structure, the timing of our recognition of a majority of our first year Medicare Advantage and Medicare Part D prescription drug plan commission revenue, an increase in our commission revenue in absolute dollars in 2013 relative to 2012, the amount of fees we pay to marketing partners for consumer referrals that result in submitted health insurance applications, seasonal and absolute increases in our customer care and enrollment costs, increases in technology and content expenses, increases in general and administrative expenses, our estimate of the number of continuing members on all policies, our significant accounting policies, the sufficiency of our cash generated from operations and our current cash and cash equivalents, the comparability of member retention rates and the commissions that health insurance carriers pay in connection our sale of individual and family health insurance; the advantages of a long-standing provision of each state’s law relating to health insurance premiums; our intention to perform services for substantially all Medicare leads as a health insurance agent; the seasonality of our business and financial results; the timing and amount of our future lease obligations; the impact of health care reform laws on the health insurance industry and on our business; the timing of health care reform open enrollment periods and readiness  therefore;  our plans and expectations relating to our Medicare business and factors impacting its success; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; our projections relating to future revenue growth and earnings per share; our future competitors; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2013, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 86% of total revenue in the three and six months ended June 30, 2012 and represented 88% of total revenue in the three and six months ended June 30, 2013.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the health insurance industry in substantial ways. Among several other provisions, they and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so in 2015 and thereafter; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal government-run health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual health insurance during specified times of the year; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels if they are eligible and purchase individual or small group health insurance through the state or federal health insurance exchange.

Many aspects of health care reform become effective in 2014. Health insurance carriers have been required as a part of health care reform to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. The implementation of the medical loss ratio requirements by insurance carriers has resulted in a reduction in the commission rates that we are paid as a result of our selling individual and family health insurance plans. These commission rate changes began to impact our individual and family health insurance plan commission-based revenue in 2011.  The implementation of an eighty-five percent medical loss ratio requirement for Medicare Advantage plans is scheduled to be implemented in 2014, and it is unclear what impact that implementation will have on our commission rates, if any.

While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. For instance, it is unclear how our existing members will react to health care reform and whether they will seek or be forced to purchase new health insurance products once health insurance carriers implement new health insurance plans or change existing plans in response to health care reform requirements. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will be dependent upon a number of factors, including health insurance company practices, individual financial circumstances, our members’ existing health insurance plans, the price of health insurance and our ability to expand our offering to include subsidy-eligible health insurance plans. In order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans through a government-run health insurance exchange. These qualified health plans are required to be purchased during an initial open enrollment period scheduled to begin in October 2013 and run through March 2014. While a large number of consumers may enter the market for individual health insurance in response to health care reform given the requirement that individuals maintain health insurance or face a tax penalty, it is unclear whether the tax penalty will have this intended effect, particularly if health insurance carriers significantly increase the cost of health insurance in response to health care reform. Moreover, we will face new competition in the form of government-run health insurance exchanges and our ability to act as a health insurance agent to health care reform subsidy-eligible individuals is dependent upon permission from state health insurance exchanges and upon health insurance companies to allow us to sell subsidy-eligible health insurance plans and to pay us commissions in connection with their sale. Permission from government-run health insurance exchanges will be conditioned on our satisfying a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to meet these and other significant requirements in a short time frame could present significant challenges for us. The implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Given the disruption that the implementation of health care reform may have on the health insurance market, health care reform could in the aggregate have a material adverse effect on our business and results of operations.

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

In the past we also derived a significant amount of revenue from referral fees paid to us based on leads generated by our online platforms that are delivered and sold to third parties. In early 2012 we began directly servicing most of the Medicare leads we generated as a health insurance agent, while significantly reducing the number of Medicare leads we sold to third parties. As a result, our lead referral revenue declined significantly in 2013 compared to 2012. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, we generate revenue from commissions we receive from health insurance carriers, rather than one-time referral fees we receive for the sale of Medicare leads.

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through us. Commissions for individual and family, small business and ancillary health insurance policies, such as stand-alone dental, life, student, vision, accident and short-term insurance plan offerings, have generally represented a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates can vary based upon the amount of time that the policy has been active, with commission rates for individual and family plans typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our commission revenue is recurring in nature.

Major medical individual and family health insurance plans do not include small business or Medicare-related health insurance plan offerings and do not include other ancillary products such as stand-alone dental, life, student, vision, accident and short-term insurance plan offerings. Our individual and family health insurance plan commission revenue has been adversely impacted due to the reduction in the commission rates that we are paid on new policies sold subsequent to the implementation of the medical loss ratio requirements beginning in 2011 as a result of health care reform legislation. Commission rate changes due to the implementation of the medical loss ratio requirements applied prospectively to applicable commissions earned on or after January 1, 2011 and the majority of the changes applied only to commissions earned on new individual and family plan members approved in 2011 and thereafter.

We have increased our efforts to sell ancillary health insurance products, which include stand-alone dental, life, student, vision, accident and short-term insurance plan offerings, both in conjunction with the sale of an individual and family health insurance plan, as well as on a stand-alone basis,

We define a member as an individual covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which we are entitled to receive compensation. For the majority of individual and family plan members that were approved prior to the effective date of the commission rate changes, we are being paid commissions at the rates in effect prior to the changes. As a result, the adverse impact to our overall individual and family health insurance commission rate structure is being phased in as the number of members approved after the commission rate changes becomes a greater proportion of our individual and family plan membership. Although we believe our overall individual and family health insurance commission rate structure has stabilized from the adverse impact caused by the implementation of the medical loss ratio requirements, our actual future individual and family commission rate structure will depend on the total number of our individual and family plan members, the mix between individual and family plan members approved prior to the commission rate changes and those approved after the changes, any future changes to commission rates, including any changes that result from the implementation of major aspects of health care reform in 2014, and the mix of new approved members by state, health insurance carrier and type of health plan, among other factors. Additionally, other programs that health insurance carriers have supported, such as commission overrides and our sponsorship and advertising programs, have also been reduced as carriers look to reduce costs to comply with the new medical loss ratio requirements.

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

Under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, health insurance plans are required to be purchased by individuals, families and small businesses through government-run health insurance exchanges during an initial open enrollment period scheduled to begin in October 2013 and run through March 2014 in order for the individual, family or small business to receive subsidies from the government. Subsidy-eligible individuals, families and small businesses can thereafter change their qualified health plan only during annual enrollment periods scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. Moreover, some health insurance carriers and states have adopted, and others may adopt, open enrollment periods for the sale of health insurance outside of these exchanges. To the extent states allow us to market subsidy-eligible health plans and to the extent states or health insurance carriers adopt open enrollment periods for the sale of individual and family and small business health insurance in general, we will experience additional seasonality in both our sales volumes and expenses as a result of the enrollment period.

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

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying condensed consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of the cancellation of the policy, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically up to six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

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

Commission revenue attributable to major medical individual and family health insurance plans was 79% and 78% of commission revenue in the three and six months ended June 30, 2012, respectively, and was 75% and 70% of commission revenue in the three and six months ended June 30, 2013, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, was due primarily to an increase in commission revenue attributable to both ancillary health insurance plans, consisting primarily of dental, accident and vision insurance plan offerings, and Medicare-related insurance plans.

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

Technology Licensing.  We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online.  In our technology licensing business, we are paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Typically, we are paid a one-time implementation fee commencing once the technology is available for use by the third party, which we recognize on a straight-line basis over the term of the agreement. In addition, we generate revenue based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data are tracked by us, we recognize revenue in the period of performance. In instances where the performance criteria data are tracked by the third party, we recognize revenue when the amounts earned are fixed or determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com, either directly or through algorithmic natural search listings on Internet search engines and directories. For the three and six months ended June 30, 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 47% and 45%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2013, applications submitted through us for individual and family health insurance from our direct channel constituted 49% and 48%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the three and six months ended June 30, 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 31% and 32%, respectively, of all individual and family health insurance applications submitted on our website. For both the three and six months ended June 30, 2013, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32% of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three and six months ended June 30, 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 22% and 23%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2013, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 19% and 20%, respectively, of all individual and family health insurance applications submitted on our website.

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

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening in individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. The impact the newly implemented open enrollment period for the purchase of major medical health insurance plans will have on our member acquisition channels is unclear, although we expect that the seasonal patterns for individual and family plan submitted applications will be impacted. The next open enrollment period is scheduled to begin in October 2013 and run through March 2014, and then is scheduled to occur within the fourth quarter of each calendar year starting in 2014. We also expect total marketing expenses will increase to some extent during the open enrollment period as consumers switch to subsidy-eligible policies.

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

We expect our marketing and advertising expenses to increase in absolute dollars in 2013 compared to 2012 due primarily to an increase in our Medicare-related online marketing and advertising expenditures during 2013, including paid keyword search advertising. We also expect our marketing and advertising expenses to decline as a percentage of total revenue in 2013 compared to 2012 as the growth rate in total revenue is expected to be higher than the growth rate in marketing and advertising expenses.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. Beginning in the second quarters of 2012 and 2013, we hired, trained and obtained health insurance licenses and health insurance carrier appointments for additional employees in our customer care centers to service the increase in the volume of Medicare leads we received in the fourth quarter of 2012 and that we expect to receive in the fourth quarter of 2013 as a result of the Medicare annual enrollment period. Many of these additional customer care center employees are temporary and their employment terminates at or near the conclusion of the Medicare annual enrollment period in December. As a result of our temporary customer care center staffing requirements, we expect our customer care and enrollment costs to be higher in the third and fourth quarters of each year compared to the first and second quarters. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarter has had a significant negative impact on our profitability during that quarter. We expect these seasonal trends to continue in 2013.

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

In order for us to offer and sell subsidy-eligible health insurance plans on our websites, we are required to meet certain conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. We are increasing our technology and content spending throughout 2013 in order to increase functionality to meet the conditions required to offer and sell subsidy-eligible health insurance plans and to enhance the user experience.

We expect technology and content expenses to increase in absolute dollars and as a percentage of total revenue in 2013 compared to 2012 as a result of an increase in labor and personnel costs in our product management and engineering departments as we increase our investment in our technology platform to further enhance the user experience, increase functionality and meet the requirements to offer and sell subsidy-eligible health insurance plans.

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

We expect our general and administrative expenses to increase in absolute dollars in 2013 compared to 2012 as we add infrastructure to support company growth.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended June 30, 2012 and 2013 and as of June 30, 2012 and 2013:

Key Metrics:	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013

Operating cash flows (1)	$7,632,000	$6,635,000

IFP submitted applications (2)	103,400	110,600

IFP approved members (3)	87,900	100,700
Total approved members (4)	148,500	190,400

Commission revenue (5)	$30,603,000	$34,942,000
Commission revenue per estimated member for the period (6)	$35.47	$32.58

	As of	As of
	June 30, 2012	June 30, 2013

IFP estimated membership (7)	684,000	748,000
Medicare estimated membership (8)	42,900	80,400
Other estimated membership (9)	150,000	263,000
Total estimated membership (10)	876,900	1,091,400

Other Metrics:	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	47%	49%
Marketing partners (12)	31%	32%
Online advertising (13)	22%	19%
Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
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

During the three and six months ended June 30, 2013, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2012 and 2013 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2013		2012		2013
Revenue:
Commission	$30,603	86%	$34,942	88%	$62,067	86%	$73,193	88%
Other	4,904	14	4,858	12	10,515	14	9,814	12
Total revenue	35,507	100	39,800	100	72,582	100	83,007	100
Operating costs and expenses:
Cost of revenue	764	2	984	2	2,439	3	3,635	4
Marketing and advertising	12,167	34	13,761	35	25,154	35	28,596	34
Customer care and enrollment	6,358	18	7,812	20	12,329	17	14,978	18
Technology and content	5,033	14	7,727	19	10,515	14	14,468	17
General and administrative	6,590	19	7,132	18	13,194	18	14,651	18
Amortization of intangible assets	460	1	353	1	907	1	707	1
Total operating costs and expenses	31,372	88	37,769	95	64,538	89	77,035	93
Income from operations	4,135	12	2,031	5	8,044	11	5,972	7
Interest and other income (expense), net	16	0	(21)	(0)	37	0	(46)	(0)
Income before provision for income taxes	4,151	12	2,010	5	8,081	11	5,926	7
Provision for income taxes	1,846	5	864	2	3,651	5	2,419	3
Net income	$2,305	6%	$1,146	3%	$4,430	6%	$3,507	4%

Operating costs and expenses include the following amounts of stock-based compensation expense  (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Marketing and advertising	$362	$470	$602	$929
Customer care and enrollment	74	81	153	169
Technology and content	218	385	551	704
General and administrative	708	846	1,681	1,614
Total stock-based compensation expense	$1,362	$1,782	$2,987	$3,416

Three and Six Months Ended June 30, 2012 and 2013

Revenue

The following table presents our commission, other revenue and total revenue for the three and six months ended June  30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

Commission	$30,603	$34,942	$4,339	14%	$62,067	$73,193	$11,126	18%
Percentage of total revenue	86%	88%			86%	88%

Other	$4,904	$4,858	$(46)	(1%)	$10,515	$9,814	$(701)	(7%)
Percentage of total revenue	14%	12%			14%	12%

Total revenue	$35,507	$39,800	$4,293	12%	$72,582	$83,007	$10,425	14%

Three Months Ended June 30, 2012 and 2013—Commission revenue increased in the three months ended June 30, 2013, compared to the three months ended June 30, 2012,  due primarily to a  $1.9 million increase in commission revenue related to individual and family plans, including commission overrides. Additionally, commission revenue related to ancillary health insurance products, consisting primarily of dental, accident and vision insurance plan offerings, increased $1.5 million and Medicare-related commission revenue increased $1.0 million. Medicare-related commission revenues increased due primarily to an increase in renewals of Medicare plans we sold in prior years. Additionally, Medicare-related commission revenues increased due to an increase in the number of Medicare plans we sold.

Other revenue decreased in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, due primarily to a decrease in Medicare-related health insurance product lead referral revenue. The decrease in lead referral revenue was the result of our strategic decision to reduce the number of Medicare leads sold to third parties and to instead act as a health insurance agent to those leads. As health insurance agent, we are entitled to receive on-going commission revenue related to the sale of a health insurance policy, compared to a one-time referral fee for the sale of a lead.  The decrease in Medicare lead revenue  was  partially offset by  an increase in online sponsorship and advertising revenue.

Six Months Ended June 30, 2012 and 2013—Commission revenue increased in the six months ended June 30, 2013, compared to the six months ended June 30, 2012,  due primarily to a $5.3 million increase in Medicare-related commission revenue, which was driven primarily by Medicare plan renewals, for which the first quarter is the highest volume quarter of each year. Additionally, Medicare-related commission revenues increased due to an increase in the number of Medicare plans we sold. Commission revenue related to individual and family plans, including commission overrides, increased $3.1 million and commission revenue related to ancillary health insurance products, consisting primarily of dental, accident and vision insurance plan offerings, increased $2.7 million.

Other revenue decreased in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, due primarily to a decrease in Medicare-related health insurance product lead referral revenue, partially offset by an increase in online sponsorship and advertising revenue.

Operating Costs and  Expenses

Cost of Revenue

The following table presents our cost of revenue for the three and six months ended June 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

Cost of revenue	$764	$984	$220	29%	$2,439	$3,635	$1,196	49%
Percentage of total revenue	2%	2%			3%	4%

Three Months Ended June 30, 2012 and 2013—Cost of revenue increased in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, due primarily to an increase in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter.

Six Months Ended June 30, 2012 and 2013—Cost of revenue increased in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, due primarily to an increase in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each period is proportional to the amount of commission revenue we recognize on the underlying policies each period.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the three and six months ended June 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

Marketing and advertising	$12,167	$13,761	$1,594	13%	$25,154	$28,596	$3,442	14%
Percentage of total revenue	34%	35%			35%	34%

Three Months Ended June 30, 2012 and 2013—Marketing and advertising expenses increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012,  due primarily to an increase of $1.4 million in advertising expenses, including fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website,  direct online advertising costs and paid keyword search advertising costs on Internet search engines. Additionally, compensation, benefits, stock-based compensation and other personnel costs increased $0.2 million as a result of an increase in marketing and advertising personnel.

Six Months Ended June 30, 2012 and 2013—Marketing and advertising expenses increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due primarily to an increase of $2.6 million in advertising expenses, including fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website, direct online advertising costs and paid keyword search advertising costs on Internet search engines. Additionally, compensation, benefits, stock-based compensation and other personnel costs increased $0.8 million as a result of an increase in marketing and advertising personnel.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and six months ended June 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

Customer care and enrollment	$6,358	$7,812	$1,454	23%	$12,329	$14,978	$2,649	21%
Percentage of total revenue	18%	20%			17%	18%

Three Months Ended June 30, 2012 and 2013—Customer care and enrollment expenses increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits, stock-based compensation and other personnel costs increased $1.2 million and insurance licensing costs increased $0.1 million.

Six Months Ended June 30, 2012 and 2013—Customer care and enrollment expenses increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due primarily to additional customer care center personnel hired to service the increase in volume of Medicare leads serviced directly by us as a health insurance agent. As a result, compensation, benefits, stock-based compensation and other personnel costs increased $2.1 million and insurance licensing costs increased $0.1 million.

Technology and Content

The following table presents our technology and content expenses for the three and six months ended June 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

Technology and content	$5,033	$7,727	$2,694	54%	$10,515	$14,468	$3,953	38%
Percentage of total revenue	14%	19%			14%	17%

Three Months Ended June 30, 2012 and 2013—Technology and content expenses increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to an increase of $2.2 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, equipment maintenance costs increased $0.2 million.

Six Months Ended June 30, 2012 and 2013—Technology and content expenses increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase of $3.6 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, equipment maintenance costs increased $0.3 million.

General and Administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

General and administrative	$6,590	$7,132	$542	8%	$13,194	$14,651	$1,457	11%
Percentage of total revenue	19%	18%			18%	18%

Three Months Ended June 30, 2012 and 2013—General and administrative expenses increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012,  due primarily to an increase of $0.4 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in general and administrative personnel as we add infrastructure to support company growth.

Six Months Ended June 30, 2012 and 2013—General and administrative expenses increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due primarily to an increase of $1.2 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in general and administrative personnel as we add infrastructure to support company growth.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three and six months ended June 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

Amortization of intangible assets	$460	$353	$(107)	(23%)	$907	$707	$(200)	(22%)
Percentage of total revenue	1%	1%			1%	1%

Three and Six Months Ended June 30, 2012 and 2013—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012,  respectively, as certain intangible assets were fully amortized during 2012.

Other Income  (Expense), Net

The following table presents our other income  (expense), net, for the three and six months ended June 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%

Other income (expense), net	$16	$(21)	$(37)	(231%)	$37	$(46)	$(83)	(224%)
Percentage of total revenue	0%	(0%)			0%	(0%)

Three and Six Months Ended June 30, 2012 and 2013—Interest earned on our invested cash more than offset administrative bank fees, investment management fees and interest expense on our capital leases in the three and six months ended June 30, 2012. Administrative bank fees, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash in the three and six months ended June 30, 2013.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and six months ended June 30, 2012 and 2013 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013	Change $	2012	2013	Change $

Provision for income taxes	$1,846	$864	$(982)	$3,651	$2,419	$(1,232)
Percentage of total revenue	5%	2%		5%	3%

Three Months Ended June 30, 2012 and 2013—In the three months ended June 30, 2012 and 2013, we recorded a provision for income taxes representing effective tax rates of 44.5% and 43.0%, respectively. Our effective tax rate for the three months ended June 30, 2012  was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate for the three months ended June 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Six Months Ended June 30, 2012 and 2013—In the six months ended June 30, 2012 and 2013, we recorded a provision for income taxes representing effective tax rates of 45.2% and 40.8%, respectively. Our effective tax rate for the six months ended June 30, 2012 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate for the six months ended June 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Liquidity and Capital Resources

At June 30, 2013, our cash and cash equivalents totaled $89.7 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2012, our cash and cash equivalents totaled $140.8 million.  The decrease in cash and cash equivalents reflects $59.0 million used to repurchase 2.9 million shares of common stock, partially offset by cash flows generated from operations.

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock and on March 6, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. Purchases under this program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2013 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991
Repurchases of common stock	2,911,466	$20.27	59,007
Cumulative balance at June 30, 2013 (1)	9,309,269	$16.11	$149,998

(1)

Cumulative balances at December 31, 2012 and June 30, 2013 consist of shares repurchased in connection with our stock repurchase programs announced on September 10, 2012, as well as previous stock repurchase plans announced in 2011, 2010 and 2008.

(2)  Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of June 30, 2013, we have in treasury 206,435 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and June 30, 2013, we had a total of 6,556,303 million shares and 9,515,704 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2012 and 2013 (in thousands):

	Six Months Ended June 30,
	2012	2013

Net cash provided by operating activities	$12,725	$6,097
Net cash used in investing activities	$(8,389)	$(3,821)
Net cash used in financing activities	$(5,888)	$(53,400)

During the six months ended June 30, 2012 and 2013, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $1.2 million and $3.9  million, respectively, in Additional Paid-In  Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

The timing of the recognition of our commission revenue depends upon the timing of our receipt of commission reports and associated commission payments from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier at the end of a quarter, our operating cash flows for that quarter could be adversely impacted. Additionally, commission override payments are reported to us in a more irregular pattern than premium commissions. For example, a carrier may make a commission override payment to us on an annual basis, which would positively impact our cash flows in the quarter the payment is received. The annual commission override payments we receive are typically higher during the first quarter of the year.

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. In the first quarter of 2012, we collected a substantial amount of lead referral payments related to Medicare leads sold during the annual enrollment period in the fourth quarter of 2011. The seasonal impact of Medicare lead referral collections was minimal in 2013 as we have transitioned away from lead referral transactions. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. The impact of open enrollment periods beginning at the end of 2013 for the purchase of major medical health insurance plans will have on our future cash flows is unclear. The first open enrollment period is scheduled to begin in October 2013 and run through March 2014, and then is scheduled to occur within the fourth quarter each calendar year starting in 2014. We expect total marketing expenses will increase to some extent during the open enrollment period as consumers switch health insurance policies.

Six Months Ended June 30, 2013—Our operating activities generated cash of $6.1 million during the six months ended June 30, 2013 and consisted of net income of $3.5 million, increased by non-cash items of $5.4 million and offset by cash used in working capital and other activities of $2.8 million. Adjustments for non-cash items primarily consisted of $4.6 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets,  and $3.4 million of stock-based compensation expense, partially offset by $3.4 million of deferred income taxes,  consisting primarily of excess tax benefits from stock-based compensation. Cash used in working capital and other activities primarily consisted of a decrease of $1.5 million in accounts payable, an increase of $1.2 million in prepaid expenses and other assets, an increase of $0.9 million in accounts receivable, a decrease of $0.6 million in accrued marketing expenses and a decrease of $0.5 million in accrued compensation and other benefits, partially offset by an increase of $1.0 million in other current liabilities and an increase of $0.9 million in deferred revenue. Accounts payable decreased due to the timing of payments to our vendors and  accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2012.

Six Months Ended June 30, 2012—Our operating activities generated cash of $12.7 million during the six months ended June 30, 2012 and consisted of net income of $4.4 million, increased by non-cash items of $6.3 million and cash provided by working capital and other activities of $2.0 million. Adjustments for non-cash items primarily consisted $3.0 million of stock-based compensation expense and $3.4 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets. Cash provided by working capital and other activities primarily consisted of a decrease of $4.4 million in accounts receivable, an increase of $1.9 million in other current liabilities and an increase of $1.4 million in accounts payable, partially offset by a decrease of $3.0 million in accrued marketing expenses, an increase of $1.6 million in accrued compensation and benefits and an increase of $1.1 million in prepaid expenses and other assets. Accounts payable decreased due to the timing of payments to our vendors and accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2011.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and include consideration paid to a partner in connection with the transfer to us of certain Medicare plan members.

Six Months Ended June 30, 2013—Net cash used in investing activities of $3.8 million during the six months ended June 30, 2013 was attributable entirely to capital expenditures.

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

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, cash used to net-share settle equity awards and excess tax benefits from stock-based compensation. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Six Months Ended June 30, 2013—Net cash used in financing activities of $53.4 million during the six months ended June 30, 2013 was due to $59.0 million used to repurchase 2.9 million shares of our common stock and $0.8 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $2.5 million of net proceeds from the exercise of common stock options and $3.9 million of excess tax benefits from stock-based compensation.

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

Contractual Obligations and Commitments

Operating Lease Obligations

We lease certain of our office, operating facilities, equipment and furniture and fixtures under various operating leases, the latest of which expires in July 2023. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

In March 2012, we entered into an agreement to lease a building,  being constructed in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building is delivered to us and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease total $7.0 million over the ten-year term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. Lease payments will begin in the third quarter of 2013.

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

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commences in July 2013 and is for a term of 5 years and 3 months. Future minimum payments will total approximately $2.1 million over the term of the lease.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of June 30, 2013 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2013 (six months)	$1,787	$966	$2,753
2014	3,462	948	4,410
2015	2,274	138	2,412
2016	2,318	-	2,318
2017	2,385	-	2,385
Thereafter	5,040	-	5,040
Total	$17,266	$2,052	$19,318

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2012 and June 30, 2013, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2012	June 30, 2013

Cash (1)	$27,484	$17,594
Money market funds (2)	113,365	72,119
Total cash and cash equivalents	$140,849	$89,713

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2012 and June 30, 2013 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2012,  four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our  $4.5 million outstanding accounts receivable balance. As of June 30, 2013,  one customer represented 68% of our $5.3 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2012 and June 30, 2013. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2013. Accordingly, our estimate for uncollectible amounts at June 30, 2013 was not material.

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2012 and 2013 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Humana	13%	17%	15%	20%
WellPoint (1)	15%	13%	13%	12%
UnitedHealthcare (2)	14%	11%	13%	11%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many aspects of health care reform do not go into effect until 2014, although certain provisions currently are effective, such as medical loss ratio requirements for individual and family and small business health insurance, a prohibition against insurance companies using pre-existing health conditions as a reason to deny the application of children for health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation requires various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations.

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them;  change the benefits and/or premiums for the plans we sell; cause a substantial reduction in our membership; or cause health insurance carriers to reduce our commissions and other amounts they pay  for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  For instance, beginning in 2014 health insurance carriers offering coverage in the individual or small group health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits.  Individuals are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  It is unclear whether this tax penalty is sufficient enough to drive a substantial number of new entrants into the health insurance market, and if it does not, our business, operating results and financial condition could be harmed. Moreover, many of the individual and small group health insurance plans we have sold do not cover all of the minimum essential benefits or meet other standards under health care reform. We could suffer a substantial reduction in our membership as a result of our members moving to plans that contain minimum essential benefits under health care reform if we do not remain the agent of record on their plan. In addition, the existing plans of our members could be modified with an increase in the cost of the plan or terminated, which also could cause a reduction in our membership and materially harm our business, operating results and financial condition. Various aspects of health care reform also could cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which would materially harm our business, operating results and financial condition.

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

In addition to the expansion of Medicaid eligibility as a part of health care reform, individuals and families whose incomes are between 133% and 400% of the federal poverty level will generally be entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. In order to be eligible for a subsidy, qualified individuals must purchase subsidy qualifying health plans through a government-run health insurance exchange. These qualified health plans are required to be purchased during an initial open enrollment period scheduled to begin in October 2013 and run through March 2014, and qualified individuals can thereafter change their qualified health plan only during annual enrollment periods scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. Some states and health insurance carriers have adopted, and others may adopt, open enrollment periods for the purchase of health insurance outside of government-run health insurance exchanges. It may be difficult for us to handle as a business any increased volume of health insurance transactions that would occur in a short period of time during the anticipated enrollment periods.  Moreover, with respect to qualified health plans, state and/or the federal governments may not have implemented the ability for agents and brokers to submit health insurance applications for qualified health plans through them.  In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment for qualified health plans and other health plans would overlap with the annual enrollment period for Medicare plans.

A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. While there are details that need to be clarified by the federal government, states and health insurance carriers, it is clear that, in order to offer qualified health plans, agents and brokers must meet certain conditions, such as entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or federally operated exchange in states without individual health insurance enrollment capability) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain  health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A substantial number of our existing members may become eligible for subsidies in connection with their purchase of health insurance as a result of health care reform, and we may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to them and others.  Even if we are able to satisfy the conditions and requirements, we may not be able to do so in time for all or a portion of the initial or other enrollment periods. Moreover, we depend upon states (and in the case of the federally operated exchange, the federal government) to permit us to offer these plans and to have implemented the capability to receive enrollments from us.  We also depend upon health insurance companies to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family qualified health insurance plans, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family and small business health insurance products, which would materially harm our business, operating results and financial condition. In part to attempt to satisfy conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies, through government-run health insurance exchanges, we have incurred increased operating expenses and expect to continue to do so. These past and expected increased operating expenses may not result in increased revenue for a number of reasons both within and outside of our control. If our revenues do not increase to offset these expected increases in costs and operating expenses, our financial condition and results of operations could be negatively affected.

We recently entered into an agreement with the Centers for Medicare and Medicaid Services, or CMS, relating to our ability to enroll individuals in qualified health plans through the federally operated exchange.  The agreement relates to our gaining access to the federal government data hub that contains information necessary for determining the eligibility of individuals to purchase qualified health plans and to receive subsidies in connection with their purchase of health insurance.  We must enter into additional agreement(s) with CMS to be authorized to enroll individuals in qualified health plans through the federally operated exchange.  The agreement that we have entered into contains comprehensive privacy and security and other requirements that we must meet and implement.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans through the federally operated exchange.  Among other things, we must enter into additional agreement(s) and satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; complete development of a compliant web platform incorporating those requirements; obtain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; implement a privacy and security program to conform to the privacy and security requirements of the our agreement with CMS as well as applicable laws and regulations; and successfully integrate with the federally operated exchange and the federal data hub so that information may be passed to and from us relating to qualified health plan and subsidy eligibility.  We depend upon the federal government for a number of things relating to our ability to enroll individuals into qualified health plans through the federally operated exchange, including integration and certain qualified health plan information that is required under the applicable regulations to be displayed on our website.  We cannot ensure that we will be able to enroll individuals into qualified health plans at the beginning of the initial enrollment period on October 1, 2013 or within any other specific timeframe.  If we are not able to enroll individuals into qualified health plans in time for the initial enrollment period, our business, operating results and financial condition could be harmed.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 15% and 20%  of our total revenue in the six months ended June 30, 2012 and 2013, respectively, from Humana. We derived 13% and 12% of our total revenue in the six months ended June 30, 2012 and 2013,  respectively, from carriers owned by Wellpoint. We derived 13% and 11% of our total revenue in the six months ended June 30, 2012 and 2013,  respectively, from carriers owned by UnitedHealthcare. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could materially harm our business, operating results and financial condition.

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

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees.  In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because the majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time.  We must also ensure that our health insurance agent employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for their licensing, certification and appointment of our health insurance agent employees. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners.  If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

We believe that demand for the health insurance and services we offer are impacted by prevailing economic conditions. We cannot be certain of the future impact that the recent recession and other economic conditions will have on our business. A further softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans with lower premiums for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates, change their underwriting practices (prior to the implementation of the guaranteed issue aspect of health care reform) so that fewer health insurance applications are approved or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

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

•          health insurance carrier underwriting practices (prior to the implementation of the guaranteed issue aspect of health care reform) and guidelines applicable to applications submitted by consumers and the amount of time a carrier takes to make a decision on that application; and

•          competitive offerings.

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

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. In addition, our members may choose to purchase new policies using a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance policies from government-run health insurance exchanges after their implementation as a result of health care reform. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have announced their intention to exit certain state insurance markets where we have historically represented their insurance plans. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans in the individual and family, small business, ancillary and Medicare markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform legislation or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed.

Health insurance carriers could determine to reduce the commissions paid to us or change their underwriting practices in ways that reduce the number of insurance policies sold through our ecommerce platform, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them on short notice, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition would be harmed. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals as well as other underwriting practices. At various times, carriers have applied more stringent underwriting criteria and practices to applications for health insurance. These practices result in a decrease in the rate at which insurance applications submitted through our ecommerce platform are approved. Changes in carrier underwriting criteria or practices (prior to the implementation of the guaranteed issue aspect of health care reform) could negatively impact sales of insurance policies on our ecommerce platform and could harm our business, operating results and financial condition.

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

A substantial number of our existing members may become eligible for subsidies in connection with their purchase of health insurance. We may experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon states to permit us to offer these plans and upon health insurance companies to allow us to sell them and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.  In addition, even if we are able to sell qualified health plans to subsidy eligible individuals, and particularly if states or health insurance carriers adopt open enrollment periods outside of state health insurance exchanges, it may be difficult for us to handle as a business the large amount of health insurance transactions occurring in a limited window of time.  In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year, make it difficult for health insurance carriers to accurately report commission information to us in a timely manner, which would also make it difficult for us to accurately estimate our membership; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment for qualified health plans and perhaps other health plans overlaps with the annual enrollment period for Medicare plans.

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

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. There have been instances where the report of commissions and payment have been delayed, such as during holiday periods. Any delay could materially impact our financial results for a given quarter as we would not be able to recognize the related commission revenue in that quarter. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. The timing of our revenue recognition could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We also could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed or not received within the time frame required for revenue recognition.

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

The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of Medicare policies sold during the annual enrollment period typically renew on January 1 of each year.

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

It is unclear what the impact of open enrollment periods for the purchase of major medical health insurance plans will have on our marketing and advertising expenses, although we expect the seasonal patterns for individual and family plan submitted applications, and marketing and advertising expenses, will be impacted. The next open enrollment period is scheduled to begin in October 2013 and run through March 2014, and then is scheduled to occur within the fourth quarter each calendar year starting in October 2014. We expect our total marketing expenses will increase during the open enrollment period as an increased number of consumers switch health insurance policies.

Under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, health insurance plans are required to be purchased by individuals, families and small businesses through government-run health insurance exchanges during an initial open enrollment period scheduled to begin in October 2013 and run through March 2014 in order for the individual, family or small business to receive subsidies from the government. Subsidy-eligible individuals, families and small businesses can thereafter change their qualified health plan only during annual enrollment period scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. Moreover, some health insurance carriers and states have adopted, and others may adopt, open enrollment periods for the sale of health insurance outside of these exchanges. To the extent states or health insurance carriers allow us to market subsidy-eligible health plans and to the extent states or health insurance carriers adopt open enrollment periods for the sale of individual and family and small business health insurance in general, we will experience additional seasonality in both our sales volumes and expenses as a result of the enrollment period, which could have an adverse effect on our business, operating results and financial condition.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of June 30, 2013. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Issuer Purchases of Equity Securities

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock.  On March 6, 2013, we announced that our board of directors increased the previously approved repurchase amount of $30 million by an additional $30 million such that the total amount that we may repurchase under the repurchase program would be $60 million.  Purchases under the repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. We completed repurchasing common stock under this program in June 2013 having repurchased 2,957,179 shares for $60.0 million at an average price of $20.29 per share.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended June 30,  2013.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
				(in thousands)
Beginning repurchase authority				$30,000 (1)
April 1—April 30, 2013	-	-	-	$30,000
May 1—May 31, 2013	1,064,888	$23.23	1,064,888	$5,258
June 1—June 30, 2013	212,608	$24.73	212,608	$-
Total as of June 30, 2013	1,277,496	$23.48	1,277,496	$-

(1)	The amount reflects the $30 million increase of the repurchase authorization approved by our board of directors in March 2013. 62 Table of Contents

ITEM 6.	EXHIBITS

(a)  Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report.

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.19.1		First Amendment to the Lease Agreement, effective as of May 28, 2013, between eHealth, Inc. and 340 Middlefield, LLC.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.16.7		Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2013.

/ s /  Gary L. Lauer

Gary L. Lauer

Chief Executive Officer

(Duly Authorized Officer on Behalf of the Registrant)

/ s /  Stuart M.  Huizinga

Stuart M. Huizinga

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.19.1		First Amendment to the Lease Agreement, effective as of May 28, 2013, between eHealth, Inc. and 340 Middlefield, LLC.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.16.7		Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.