Form 10-Q
period 2013-09-30
eHealth, Inc.
filed 2013-11-08
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October  31, 2013 was  18,621,347 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	September 30, 2013
Assets	(1)	(unaudited)
Current assets:
Cash and cash equivalents	$140,849	$97,751
Accounts receivable	4,468	6,599
Deferred income taxes	4,098	7,115
Prepaid expenses and other current assets	6,643	6,720
Total current assets	156,058	118,185
Property and equipment, net	6,185	10,677
Deferred income taxes	2,928	4,198
Other assets	8,123	6,082
Intangible assets, net	8,911	7,850
Goodwill	14,096	14,096
Total assets	$196,301	$161,088

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,123	$4,230
Accrued compensation and benefits	8,244	10,764
Accrued marketing expenses	3,941	3,746
Deferred revenue	926	4,353
Other current liabilities	1,575	2,969
Total current liabilities	20,809	26,062
Non-current liabilities	4,625	6,222

Stockholders’ equity:
Common stock	27	28
Additional paid-in capital	232,903	246,190
Treasury stock, at cost	(90,991)	(149,998)
Retained earnings	28,743	32,424
Accumulated other comprehensive income	185	160
Total stockholders’ equity	170,867	128,804
Total liabilities and stockholders’ equity	$196,301	$161,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenue
Commission	$31,291	$36,000	$93,358	$109,193
Other	6,295	6,008	16,810	15,822
Total revenue	37,586	42,008	110,168	125,015
Operating costs and expenses:
Cost of revenue	1,099	806	3,538	4,441
Marketing and advertising	13,988	14,852	39,142	43,448
Customer care and enrollment	8,823	8,936	21,152	23,914
Technology and content	5,503	9,117	16,018	23,585
General and administrative	6,744	7,540	19,938	22,191
Amortization of intangible assets	354	354	1,261	1,061
Total operating costs and expenses	36,511	41,605	101,049	118,640
Income from operations	1,075	403	9,119	6,375
Other income (expense), net	4	(22)	41	(68)
Income before provision for income taxes	1,079	381	9,160	6,307
Provision for income taxes	874	207	4,525	2,626
Net income	$205	$174	$4,635	$3,681

Net income per share:
Basic	$0.01	$0.01	$0.24	$0.19
Diluted	$0.01	$0.01	$0.23	$0.18

Weighted-average number of shares used in per share amounts:
Basic	19,970	18,436	19,711	19,310
Diluted	20,750	19,096	20,563	19,912

Comprehensive income:
Net income	$205	$174	$4,635	$3,681
Foreign currency translation adjustment	3	(7)	1	(25)
Comprehensive income	$208	$167	$4,636	$3,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2012	2013

Operating activities
Net income	$4,635	$3,681
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15	(3,951)
Depreciation and amortization	1,740	2,290
Amortization of book-of-business consideration	1,990	2,822
Amortization of intangible assets	1,261	1,061
Stock-based compensation expense	4,326	5,361
Deferred rent and other	51	917
Changes in operating assets and liabilities:
Accounts receivable	4,799	(2,131)
Prepaid expenses and other assets	(656)	(852)
Accounts payable	2,180	(1,895)
Accrued compensation and benefits	913	2,504
Accrued marketing expenses	(2,332)	(196)
Deferred revenue	390	3,794
Other current liabilities	341	1,370
Net cash provided by operating activities	19,653	14,775

Investing activities
Purchases of property and equipment	(3,128)	(6,735)
Consideration paid in connection with book-of-business transfers	(6,243)	-
Net cash used in investing activities	(9,371)	(6,735)

Financing activities
Proceeds from exercise of common stock options	4,014	4,650
Cash used to net-share settle equity awards	(991)	(940)
Excess tax benefits from stock-based compensation	2,358	4,217
Repurchase of common stock	(8,441)	(59,007)
Principal payments in connection with capital leases	(31)	(41)
Net cash used in financing activities	(3,091)	(51,121)

Effect of exchange rate changes on cash and cash equivalents	2	(17)

Net decrease in cash and cash equivalents	7,193	(43,098)
Cash and cash equivalents at beginning of period	123,607	140,849
Cash and cash equivalents at end of period	$130,800	$97,751

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 13, 2013. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of September 30, 2013, its results of operations for the three and nine months ended September 30, 2012 and 2013 and its cash flows for the nine months ended September 30, 2012 and 2013. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2013.

Seasonality—The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. This seasonality could change in the fourth quarter of 2013 as a result of the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, which began on October 1, 2013 and is scheduled to run through March 31, 2014.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year resulting from the sale of new Medicare plans. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans have been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans have been highest in our third and fourth quarters. However, the historical trend of marketing and advertising expenses related to individual and family health insurance plans could be impacted by the initial open enrollment period for individual and family plans that began on October 1, 2013.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Additionally, in preparation for the Medicare annual enrollment period, and to a lesser extent the initial open enrollment period for individual and family plans, we begin ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions during the fourth quarter. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

Recently Adopted Accounting Standards—Effective January 1, 2013, we adopted an accounting standards update with new guidance on the presentation of reclassifications from accumulated other comprehensive income to net income. This standard requires an entity to present reclassifications from accumulated other comprehensive income to net income either on the face of the condensed consolidated financial statements or in the notes to the condensed consolidated financial statements. In the nine months ended September 30, 2013 we did not have any reclassifications from accumulated other comprehensive income to net income.

Note 2 – Cash, Cash Equivalents and Accounts Receivable

Cash and Cash Equivalents—As of December 31, 2012 and September 30, 2013, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2012 and September 30, 2013, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2012 and 2013.

As of December 31, 2012 and September 30, 2013, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2012	September 30, 2013

Cash	$27,484	$19,632
Money market funds	113,365	78,119
Total cash and cash equivalents	$140,849	$97,751

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2012 and September 30, 2013.

Accounts Receivable—As of December 31, 2012 and September 30, 2013, our accounts receivable consisted of the following (in thousands):

	December 31, 2012	September 30, 2013

Accounts receivable - from other revenues	$3,319	$3,340
Commissions receivable	1,149	3,259
Total accounts receivable	$4,468	$6,599

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant (1)
Shares available for grant December 31, 2012	3,982
Additional shares authorized (2)	818
Restricted stock units granted	(564)
Options granted	(119)
Restricted stock units cancelled	21
Options cancelled	72
Shares available for grant September 30, 2013	4,210

(1)	Shares available for grant do not include treasury stock shares that could also become available for grant if we determined to do so.

(2)	On January 1, 2013, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2012	2,956	$13.41	3.91	$41,642
Granted	119	$21.18
Exercised	(834)	$5.57
Cancelled	(72)	$18.52
Balance outstanding at September 30, 2013	2,169	$16.68	4.21	$33,784
Vested and expected to vest at September 30, 2013	2,108	$16.65	4.17	$32,911
Exercisable at September 30, 2013	1,389	$16.14	3.48	$22,389

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2012 and September 30, 2013 and the exercise price of in-the-money options as of those dates.

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2012 was $0.5 million and $1.9 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2013 was $0.7 million and $2.6 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes restricted stock unit activity, including performance-based restricted stock unit activity, under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2012	381	2.22	$10,464
Granted	564
Vested	(172)
Cancelled	(21)
Balance outstanding as of September 30, 2013	752	2.55	$24,248

(1)

The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2012 and September 30, 2013 multiplied by the number of restricted stock units outstanding as of December 31, 2012 and September 30, 2013, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The total grant date fair value of restricted stock units vested during the nine months ended September 30, 2012 was $3.7 million. The total grant date fair value of restricted stock units vested during the three months ended September 30, 2012 was not material. The total grant date fair value of restricted stock units vested during the three and nine months ended September 30, 2013 was $0.2 million and $3.5 million, respectively.

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

Stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2013 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991
Repurchases of common stock	2,911,466	$20.27	59,007
Cumulative balance at September 30, 2013 (1)	9,309,269	$16.11	$149,998

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(1)

Cumulative balances at December 31, 2012 and September 30, 2013 consist of shares repurchased in connection with our stock repurchase program announced on September 10, 2012, as well as previous stock repurchase plans announced in 2011, 2010 and 2008.

(2)Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of September 30, 2013, we have in treasury 209,925 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and September 30, 2013, we had a total of 6,556,303 shares and 9,519,194 shares, respectively, held in treasury.

Stock-Based Compensation—The fair value of stock options granted to employees for the three and nine months ended September 30, 2012 and 2013 was estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Expected term	4.6 years	4.3 years	4.7 years	4.3 years
Expected volatility	43.3%	39.8%	44.3%	39.7%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.61%	1.13%	0.90%	0.79%
Weighted-average fair value	$6.46	$8.39	$6.41	$7.02

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Common stock options	$717	$654	$2,076	$2,103
Restricted stock units	622	1,291	2,250	3,258
Total stock-based compensation expense	$1,339	$1,945	$4,326	$5,361

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Marketing and advertising	$330	$517	$932	$1,446
Customer care and enrollment	90	92	243	261
Technology and content	233	425	783	1,129
General and administrative	686	911	2,368	2,525
Total stock-based compensation expense	$1,339	$1,945	$4,326	$5,361

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three and nine months ended September 30, 2012 and 2013 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Income before provision for income taxes	$1,079	$381	$9,160	$6,307
Provision for income taxes	$874	$207	$4,525	$2,626
Effective tax rate	81.0%	54.3%	49.4%	41.6%

Our effective tax rate in the three and nine months ended September 30, 2012 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate in the three and nine months ended September 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the recent extension of the federal research tax credit through December 31, 2013.

During the three and nine months ended September 30, 2012, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $1.2 million and $2.4 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2013, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $0.3 million and $4.2 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Basic:
Numerator:
Net income allocated to common stock	$205	$174	$4,635	$3,681

Denominator:
Net weighted average number of common stock shares outstanding	19,970	18,436	19,711	19,310

Net income per share—basic:	$0.01	$0.01	$0.24	$0.19

Diluted:
Numerator:
Net income allocated to common stock	$205	$174	$4,635	$3,681

Denominator:
Net weighted average number of common stock shares outstanding	19,970	18,436	19,711	19,310
Weighted average number of options	703	528	750	478
Weighted average number of restricted stock units	77	132	102	124
Total common stock shares used in per share calculation	20,750	19,096	20,563	19,912

Net income per share—diluted:	$0.01	$0.01	$0.23	$0.18

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For each of the three- and nine- month periods ended September 30, 2012 and 2013, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Common stock options	1,484	127	1,327	439
Total	1,484	127	1,327	439

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2012 and September 30, 2013, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2012	September 30, 2013

United States	$37,037	$38,363
China	278	342
Total	$37,315	$38,705

Significant Customers—Substantially all revenue for the three and nine months ended September 30, 2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2012 and 2013 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Humana	19%	18%	16%	20%
WellPoint (1)	13%	12%	13%	12%
UnitedHealthcare (2)	12%	11%	13%	11%
Aetna (3)	7%	10%	7%	9%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)	Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 79% and 78% of our commission revenue in the three and nine months ended September 30, 2012, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 74% and 72% of our commission revenue in the three and nine months ended September 30, 2013, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, accident and student insurance plan offerings.

As of December 31, 2012, four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our $4.5 million outstanding accounts receivable balance. As of September 30, 2013, two customers represented 43%  and 33%, respectively of our $6.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2012 and September 30, 2013. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2013. Accordingly, our estimate for uncollectible amounts at September 30, 2013 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding an expected increase in individual and family submitted applications; increasing customer care center staff in the second and third quarters; our beliefs relating to collection issues with our customers; our expectations relating to average commission dollars per policy for individual and family policies that we sell in 2014; the anticipated impact of medical loss ratio requirements on our Medicare Advantage commission rates; the impact of health care reform on our business; a large number of consumers entering the market for individual health insurance; our expectations relating to submitted applications each quarter; seasonality of our marketing and advertising expenses and their relation to the Medicare and individual and family health insurance open enrollment periods; expectations relating to revenue (including commission revenue, lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable and our estimate of accounts receivable as of September 30, 2013, profitability, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses; our future commission rate structure; our overall individual and family health insurance commission rate structure; the timing of our recognition of a majority of our first year Medicare Advantage and Medicare Part D prescription drug plan commission revenue; an increase in our commission revenue in absolute dollars in 2013 relative to 2012; the amount of fees we pay to marketing partners for consumer referrals that result in submitted health insurance applications; seasonal and absolute increases in our customer care and enrollment costs; increases in technology and content expenses; increases in general and administrative expenses; our estimate of the number of continuing members on all policies; our significant accounting policies; the sufficiency of our cash generated from operations and our current cash and cash equivalents; the advantages of a long-standing provision of each state’s law relating to health insurance premiums; our intention to perform services for substantially all Medicare leads as a health insurance agent; the seasonality of our business and financial results; the timing and amount of our future lease obligations; the impact of health care reform laws on the health insurance industry and on our business; the timing of health care reform open enrollment periods including restrictions on changes outside of such periods and our readiness  therefore;  our plans and expectations relating to our Medicare business and factors impacting its success; impact of medical loss ratio regulations and commission rate changes; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; the sufficiency of our cash and cash equivalents; future capital requirements; our projections relating to future revenue growth and earnings per share; our future competitors; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2013, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing diverse member acquisition programs, obtaining necessary regulatory approvals of our websites and establishing relationships and appointments with leading insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platforms can be accessed directly through our website as well as through our network of marketing partners.

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 83% and 85% of total revenue in the three and nine months ended September 30, 2012, respectively and represented 86% and 87% of total revenue in the three and nine months ended September 30, 2013, respectively.  Historically, the commission payments we receive for individual and family, small business and ancillary health insurance policies have been typically a percentage of the premium on the health insurance policy that we sold and typically made to us on a monthly basis for as long as the policy remains active with us; however during 2013 we received communication from many insurance carriers indicating that in 2014 our commissions will change from being calculated on a percentage of premium basis to flat amount per-member-per-month.

We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms www.eHealthMedicare.com and www.PlanPrescriber.com. Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans sold by us are typically fixed and are earned over a period of five years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually. Medicare commissions we receive are included in commission revenue.

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

The initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act began on October 1, 2013 and is scheduled to run through March 31, 2014.  In order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans through a government-run health insurance exchange during this open enrollment period.  During the third quarter of 2013 we entered into two agreements with the Centers for Medicare and Medicaid Services (“CMS”) to allow us to enroll subsidy-eligible individuals in qualified health insurance plans in the 36 states where the federal government is operating an exchange during the initial open enrollment period.  We are currently in the process of integration and testing with the federal exchange. The federal exchange is currently experiencing technological problems with its website and ability to enroll individuals into qualified health plans.  Our integration with the federal exchange is dependent upon the resolution of these technological problems. Although we are working to provide our customers with access to subsidy-eligible plans in time for January 1, 2014 effective date coverage, the date on which we will be able to enroll customers in subsidy-eligible plans is uncertain. Additionally, we have not entered into a relationship to be able to enroll individuals into qualified health plans with any of the 14 states that are operating state-run exchanges.

Many aspects of health care reform become effective in 2014. Health insurance carriers have been required as a part of health care reform to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. The implementation of an eighty-five percent medical loss ratio requirement for Medicare

Advantage plans is scheduled to be implemented in 2014; however, based on communications received from the majority of our Medicare Advantage health insurance carriers, we do not anticipate the implementation will have a material impact on our Medicare Advantage commission rates.

While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. For instance, it is unclear how our existing members will react to health care reform and whether they will seek or be forced to purchase new health insurance products once health insurance carriers implement new health insurance plans or change existing plans in response to health care reform requirements. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will be dependent upon a number of factors, including health insurance company practices, individual financial circumstances, our members’ existing health insurance plans, the price of health insurance and our ability to expand our offering to include subsidy-eligible health insurance plans. While a large number of consumers may enter the market for individual health insurance in response to health care reform given the requirement that individuals maintain health insurance or face a tax penalty, it is unclear whether the tax penalty will have this intended effect, particularly if health insurance carriers significantly increase the cost of health insurance in response to health care reform. Moreover, we will face new competition in the form of government-run health insurance exchanges and our ability to act as a health insurance agent to health care reform subsidy-eligible individuals is dependent upon our ability to successfully integrate with the government-run exchanges.  Additionally, in order to enroll individuals in subsidy-eligible plans, we need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to meet and maintain compliance with these and other significant requirements could present significant challenges for us. The implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. Additionally, the restriction on individuals being able to make plan changes outside of open enrollment periods could result in a reduction in the number of health insurance policies purchased through us during such periods. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Given the disruption that the implementation of health care reform may have on the health insurance market, health care reform could in the aggregate have a material adverse effect on our business and results of operations.

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

During 2013 we received communication from certain health insurance carriers indicating that in 2014 commission fees will change from a percentage of premium basis to flat amount per-member-per-month. The amount to be paid per-member-per-month will generally decline after the initial policy year. To date, we have received commission rate schedules applicable to 2014 coverage from approximately sixty percent of our individual and family carrier partners. These rate schedules are generally effective for policies with 2014 effective dates although existing policies for some carriers will also be affected. Based upon this data, we expect that the average commission dollars per policy for individual and family policies we sell in 2014 will be equal to, or slightly higher than, our average commission dollars per policy for policies we sold during the period from July 2011 to June 2012, which represents the latest annual period for which we have received a full year of commission payments.

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

The number of individual and family health insurance applications submitted through our ecommerce platform has generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we have generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  This seasonality is expected to change in the fourth quarter of 2013 as a result of an anticipated increase in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, which began on October 1, 2013 and is scheduled to run through March 31, 2014. We expect the number of submitted individual and family plan applications to increase, relative to historical levels, during the fourth quarter of 2013 and the first quarter of 2014 as a result of the initial open enrollment period. We expect to experience a decline in individual and family applications submitted during the second and third quarters of 2014 relative to the first quarter of 2014 because the initial open enrollment period ends on March 31, 2014.  In years subsequent to 2014, since qualified individual and families will be able to change their qualified health plan only during annual enrollment periods scheduled to occur from October 15 through December 7 of each year, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events, we expect to experience a decline in individual and family applications submitted during the first, second, and third quarters and an increase in the fourth quarter of each year.

During the third quarter of 2013 we entered into two agreements with the Centers for Medicare and Medicaid Services (“CMS”) to allow us to enroll subsidy-eligible individuals in qualified health insurance plans in the 36 states where the federal government is operating an exchange during the initial open enrollment period.  We are currently in the process of integration and testing with the federal exchange.  Although we are working to provide our customers with access to subsidy-eligible plans in time for January 1, 2014 effective date coverage, the date on which we will be able to enroll customers in subsidy-eligible plans is uncertain.

We actively market the availability of Medicare-related insurance plans through our online Medicare plan platforms, including  (www.eHealthMedicare.com and www.PlanPrescriber.com). These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We offer online application and telephonic enrollment capabilities for certain Medicare plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers after the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of five years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying condensed consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of the cancellation of the policy, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically for a period of five years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year resulting from the sale of new Medicare plans. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

Commission revenue attributable to major medical individual and family health insurance plans was 79% and 78% of commission revenue in the three and nine months ended September 30, 2012, respectively, and was 74% and 72% of commission revenue in the three and nine months ended September 30, 2013, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was due primarily to an increase in commission revenue attributable to both ancillary health insurance plans, consisting primarily of dental, accident and vision insurance plan offerings, and Medicare-related insurance plans.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com, either directly or through algorithmic natural search listings on Internet search engines and directories. For the three and nine months ended September 30, 2012, applications submitted through us for individual and family health insurance from our direct channel constituted 48% and 46%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2013, applications submitted through us for individual and family health insurance from our direct channel constituted 51% and 49%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the three and nine months ended September 30, 2012, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 31% and 32%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2013, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 33% and 32% respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the three and nine months ended September 30, 2012, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 20% and 22%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2013, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 16% and 18%, respectively, of all individual and family health insurance applications submitted on our website.

In addition to our marketing channels, we have acquired health insurance members through transactions with broker partners. We have entered into several agreements, whereby the partners have transferred certain of their existing health insurance members to us as the broker of record on the underlying policies. These transfers included primarily Medicare plan members. The first of these transferred books-of-business occurred in February 2009 and the most recent in June 2012.

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

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by these patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans have been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans have been highest in our third and fourth quarters.  However, with the implementation of the initial open enrollment period for individual and family plans on October 1, 2013, we expect to experience an increase in marketing and advertising expenses related to individual and family plans during the fourth quarter of 2013 and the first quarter of 2014, and then in the fourth quarter of 2014 and future fiscal years.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.  Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2012, we experienced a significant increase in online advertising expenses during the fourth quarter of 2012 compared to the other quarters of 2012. We also increased our discretionary spending for Medicare plan-related online advertising in the third quarters of 2012 and 2013, compared to the first and second quarters, in conjunction with the Medicare annual enrollment period in the fourth quarter of each year. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarters of 2012 and 2013.  During the third quarter of 2013 our direct channel generated 51% of all individual and family health insurance applications submitted, compared to 48% during the third quarter of 2012 resulting from a decrease in spending on paid keyword search advertising for individual and family health insurance products relative to total advertising expense.

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

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In preparation for the Medicare annual enrollment period, and to a lesser extent the initial open enrollment period for individual and family plans, we begin ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions during the fourth quarter. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.  Because the majority of our Medicare plan-related revenue related to new sales is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarter has had a significant negative impact on our profitability during that quarter. These seasonal trends have continued in 2013.

We expect customer care and enrollment expenses to increase in absolute dollars in 2013 compared to 2012 as a result of additional personnel we have hired and expect to hire to service the expected increase in the volume of Medicare demand and to a lesser extent the expected increase in the volume of individual and family demand in 2013 and due to an increase in expenditures to further develop our sales capabilities.

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

In order for us to offer and sell subsidy-eligible health insurance plans on our websites, we are required to meet certain conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. We have increased our technology and content spending throughout 2013 in order to increase functionality to meet the conditions required to offer and sell subsidy-eligible health insurance plans and to enhance the user experience. We expect that technology and content spending will be impacted in future years by additional infrastructure necessary to maintain compliance with these conditions.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended September 30, 2012 and 2013 and as of September 30, 2012 and 2013:

Key Metrics:	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013

Operating cash flows (1)	$6,928,000	$8,678,000

IFP submitted applications (2)	120,100	123,300

IFP approved members (3)	99,500	112,300
Total approved members (4)	174,500	210,700

Commission revenue (5)	$31,291,000	$36,000,000
Commission revenue per estimated member for the period (6)	$34.70	$32.39

	As of	As of
	September 30, 2012	September 30, 2013

IFP estimated membership (7)	698,600	765,500
Medicare estimated membership (8)	48,400	85,300
Other estimated membership (9)	179,600	296,300
Total estimated membership (10)	926,600	1,147,100

Other Metrics:	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	48%	51%
Marketing partners (12)	32%	33%
Online advertising (13)	20%	16%
Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
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

During the three and nine months ended September 30, 2013, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2012 and 2013 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2013		2012		2013
Revenue:
Commission	$31,291	83%	$36,000	86%	$93,358	85%	$109,193	87%
Other	6,295	17	6,008	14	16,810	15	15,822	13
Total revenue	37,586	100	42,008	100	110,168	100	125,015	100
Operating costs and expenses:
Cost of revenue	1,099	3	806	2	3,538	3	4,441	4
Marketing and advertising	13,988	37	14,852	35	39,142	36	43,448	35
Customer care and enrollment	8,823	23	8,936	21	21,152	19	23,914	19
Technology and content	5,503	15	9,117	22	16,018	15	23,585	19
General and administrative	6,744	18	7,540	18	19,938	18	22,191	18
Amortization of intangible assets	354	1	354	1	1,261	1	1,061	1
Total operating costs and expenses	36,511	97	41,605	99	101,049	92	118,640	95
Income from operations	1,075	3	403	1	9,119	8	6,375	5
Interest and other income (expense), net	4	-	(22)	-	41	-	(68)	-
Income before provision for income taxes	1,079	3	381	1	9,160	8	6,307	5
Provision for income taxes	874	2	207	-	4,525	4	2,626	2
Net income	$205	1%	$174	-%	$4,635	4%	$3,681	3%

Operating costs and expenses include the following amounts of stock-based compensation expense  (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Marketing and advertising	$330	$517	$932	$1,446
Customer care and enrollment	90	92	243	261
Technology and content	233	425	783	1,129
General and administrative	686	911	2,368	2,525
Total stock-based compensation expense	$1,339	$1,945	$4,326	$5,361

Three and Nine Months Ended September 30, 2012 and 2013

Revenue

The following table presents our commission, other revenue and total revenue for the three and nine months ended September  30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

Commission	$31,291	$36,000	$4,709	15%	$93,358	$109,193	$15,835	17%
Percentage of total revenue	83%	86%			85%	87%

Other	$6,295	$6,008	$(287)	(5%)	$16,810	$15,822	$(988)	(6%)
Percentage of total revenue	17%	14%			15%	13%

Total revenue	$37,586	$42,008	$4,422	12%	$110,168	$125,015	$14,847	13%

Three Months Ended September 30, 2012 and 2013—Commission revenue increased in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, due primarily to a $2.2 million increase in commission revenue related to individual and family plans, including commission overrides. Additionally, commission revenue related to ancillary health insurance products, consisting primarily of short-term, dental, vision and accident insurance plan offerings, increased $1.5 million and Medicare-related commission revenue increased $1.0 million.

Other revenue decreased in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, due primarily to a $0.6 million decrease in Medicare-related advertising revenue and a $0.2 million decrease in revenue related to technology licensing arrangements, partially offset by a $0.5 million increase in advertising revenue related to individual and family plans.

Nine Months Ended September 30, 2012 and 2013—Commission revenue increased in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due primarily to a $6.3 million increase in Medicare-related commission revenue. Commission revenue related to individual and family plans, including commission overrides, increased $5.4 million and commission revenue related to ancillary health insurance products increased $4.1 million.

Other revenue decreased in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due primarily to a $1.1 million decrease in Medicare-related health insurance product lead referral revenue and a $0.5 million decrease in revenue related to technology licensing arrangements, partially offset by a $0.6 million increase in online sponsorship and advertising revenue.

Operating Costs and  Expenses

Cost of Revenue

The following table presents our cost of revenue for the three and nine months ended September 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

Cost of revenue	$1,099	$806	$(293)	(27%)	$3,538	$4,441	$903	26%
Percentage of total revenue	3%	2%			3%	4%

Three Months Ended September 30, 2012 and 2013—Cost of revenue decreased in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, due primarily to a decrease of $0.3 million  in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter.

Nine Months Ended September 30, 2012 and 2013—Cost of revenue increased in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due primarily to a $0.8 million increase in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each period is proportional to the amount of commission revenue we recognize on the underlying policies each period.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the three and nine months ended September 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

Marketing and advertising	$13,988	$14,852	$864	6%	$39,142	$43,448	$4,306	11%
Percentage of total revenue	37%	35%			36%	35%

Three Months Ended September 30, 2012 and 2013—Marketing and advertising expenses increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to an increase of $0.6 million in advertising expenses, including fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website, direct online advertising costs and paid keyword search advertising costs on Internet search engines, primarily related to Medicare health insurance plans, as well as $0.2 million in compensation, benefits, stock-based compensation and other personnel costs resulting from an increase in marketing and advertising personnel.

Nine Months Ended September 30, 2012 and 2013—Marketing and advertising expenses increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to an increase of $3.2 million in advertising expenses related to both individual and family and Medicare health insurance plans,  as well as $1.0 million in compensation, benefits, stock-based compensation and other personnel costs resulting from an increase in marketing and advertising personnel.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and nine months ended September 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

Customer care and enrollment	$8,823	$8,936	$113	1%	$21,152	$23,914	$2,762	13%
Percentage of total revenue	23%	21%			19%	19%

Three Months Ended September 30, 2012 and 2013—Customer care and enrollment expenses increased $0.1 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due primarily to compensation, benefits, stock-based compensation and other personnel costs associated with additional customer care center personnel hired to service the increased traffic for individual and family and ancillary health insurance products.

Nine Months Ended September 30, 2012 and 2013—Customer care and enrollment expenses increased $2.8 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due primarily to compensation, benefits, stock-based compensation and other personnel costs associated with additional customer care center personnel hired to service the increased volume of Medicare leads serviced directly by us as well as the increased traffic for individual and family and ancillary health insurance products.

Technology and Content

The following table presents our technology and content expenses for the three and nine months ended September 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

Technology and content	$5,503	$9,117	$3,614	66%	$16,018	$23,585	$7,567	47%
Percentage of total revenue	15%	22%			15%	19%

Three Months Ended September 30, 2012 and 2013—Technology and content expenses increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to an increase of $2.8 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, equipment maintenance costs and depreciation expense increased $0.2 million and $0.2 million respectively. The increase in expense is reflective of investments made in preparation for the initial open enrollment period under the healthcare reform legislation and investments made to enhance the user experience.

Nine Months Ended September 30, 2012 and 2013—Technology and content expenses increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase of $6.4 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, equipment maintenance costs and depreciation expense increased $0.5 million and $0.4 million, respectively. The increase in expense is reflective of investments made in preparation for the initial open enrollment period under the healthcare reform legislation and investments made to enhance the user experience.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

General and administrative	$6,744	$7,540	$796	12%	$19,938	$22,191	$2,253	11%
Percentage of total revenue	18%	18%			18%	18%

Three Months Ended September 30, 2012 and 2013—General and administrative expenses increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012,  due primarily to an increase of $0.8 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in general and administrative personnel as we add infrastructure to support company growth.

Nine Months Ended September 30, 2012 and 2013—General and administrative expenses increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due primarily to an increase of $2.1 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in general and administrative personnel as we add infrastructure to support company growth.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three and nine months ended September 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

Amortization of intangible assets	$354	$354	$-	0%	$1,261	$1,061	$(200)	(16%)
Percentage of total revenue	1%	1%			1%	1%

Three Months Ended September 30, 2012 and 2013—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained flat in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 and 2013—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, respectively, as certain intangible assets were fully amortized during 2013.

Other Income  (Expense), Net

The following table presents our other income  (expense), net, for the three and nine months ended September 30, 2012 and 2013 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2013	$	%	2012	2013	$	%

Other income (expense), net	$4	$(22)	$(26)	(650%)	$41	$(68)	$(109)	(266%)
Percentage of total revenue	0%	(0%)			0%	(0%)

Three and Nine Months Ended September 30, 2012 and 2013—Interest earned on our invested cash more than offset administrative bank fees, investment management fees and interest expense on our capital leases in the three and nine months ended September 30, 2012. Administrative bank fees, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash in the three and nine months ended September 30, 2013.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2012 and 2013 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	Change $	2012	2013	Change $

Provision for income taxes	$874	$207	$(667)	$4,525	$2,626	$(1,899)
Percentage of total revenue	2%	0%		4%	2%

Three Months Ended September 30, 2012 and 2013—In the three months ended September 30, 2012 and 2013, we recorded a provision for income taxes representing effective tax rates of 81.0% and 54.3%, respectively. Our effective tax rate for the three months ended September 30, 2012  was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate for the three months ended September 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Nine Months Ended September 30, 2012 and 2013—In the nine months ended September 30, 2012 and 2013, we recorded a provision for income taxes representing effective tax rates of 49.4% and 41.6%, respectively. Our effective tax rate for the nine months ended September 30, 2012 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses and tax shortfalls related to share-based payments. Our effective tax rate for the nine months ended September 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Liquidity and Capital Resources

At September 30, 2013, our cash and cash equivalents totaled $97.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2012, our cash and cash equivalents totaled $140.8 million.  The decrease in cash and cash equivalents reflects $59.0 million used to repurchase 2.9 million shares of common stock, partially offset by cash flows generated from operations.

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

Stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2013 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991
Repurchases of common stock	2,911,466	$20.27	59,007
Cumulative balance at September 30, 2013 (1)	9,309,269	$16.11	$149,998

(1)

Cumulative balances at December 31, 2012 and September 30, 2013 consist of shares repurchased in connection with our stock repurchase programs announced on September 10, 2012, as well as previous stock repurchase plans announced in 2011, 2010 and 2008.

(2)Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of September 30, 2013, we have in treasury 209,925 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and September 30, 2013, we had a total of 6,556,303 shares and 9,519,194 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2012 and 2013 (in thousands):

	Nine Months Ended September 30,
	2012	2013

Net cash provided by operating activities	$19,653	$14,775
Net cash used in investing activities	$(9,371)	$(6,735)
Net cash used in financing activities	$(3,091)	$(51,121)

During the nine months ended September 30, 2012 and 2013, we utilized excess federal and state tax benefits related to share-based payments, which resulted in increases of $2.4 million and $4.2  million, respectively, in Additional Paid-In

Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. In the first quarter of 2012, we collected a substantial amount of lead referral payments related to Medicare leads sold during the annual enrollment period in the fourth quarter of 2011. The seasonal impact of Medicare lead referral collections was minimal in 2013 as we have transitioned away from lead referral transactions. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. The impact of open enrollment periods beginning during the fourth quarter of 2013 for the purchase of major medical health insurance plans will have on our future cash flows is unclear. The first open enrollment period began in October 2013 and runs through March 2014. Thereafter, it is scheduled to occur within the fourth quarter each calendar year starting in 2014. We expect total marketing expenses will increase to some extent during the open enrollment period as consumers switch health insurance policies.

Nine Months Ended September 30, 2013—Our operating activities generated cash of $14.8 million during the nine months ended September 30, 2013 and consisted of net income of $3.7 million, increased by non-cash items of $8.5 million and cash provided by working capital and other activities of $2.6 million. Adjustments for non-cash items primarily consisted of $6.2 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets,  and $5.4 million of stock-based compensation expense, partially offset by $4.0 million of deferred income taxes,  consisting primarily of excess tax benefits from stock-based compensation. Cash provided by working capital and other activities primarily consisted of an increase of $3.8 million in deferred revenue, an increase of $2.5 million in accrued compensation and other benefits, and an increase of $1.4 million in other current liabilities, partially offset by an increase of $2.1 million in accounts receivable, a decrease of $1.9 million in accounts payable, and an increase of $0.9 million in prepaid expenses and other assets.

Nine Months Ended September 30, 2012—Our operating activities generated cash of $19.7 million during the nine months ended September 30, 2012 and consisted of net income of $4.6 million, increased by non-cash items of $9.4 million and cash provided by working capital and other activities of $5.6 million. Adjustments for non-cash items primarily consisted of $4.3 million of stock-based compensation expense and $5.0 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets. Cash provided by working capital and other activities primarily consisted of a decrease of $4.8 million in accounts receivable, an increase of $2.2 million in accounts payable, an increase of $0.9 million in accrued compensation and other benefits and increases totaling $0.7 million in deferred revenue and other current liabilities, partially offset by a decrease of $2.3 million in accrued marketing expenses and an increase of $0.7 million in prepaid expenses and other assets.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and include consideration paid to a partner in connection with the transfer to us of certain Medicare plan members.

Nine Months Ended September 30, 2013—Net cash used in investing activities of $6.7 million during the nine months ended September 30, 2013 was attributable entirely to capital expenditures.

Nine Months Ended September 30, 2012—Net cash used in investing activities of $9.4 million during the nine months ended September 30, 2012 was attributable to cash consideration of $6.2 million paid to a partner related to the transfer of two books-of-business in the nine months ended September 30, 2012, whereby we became the broker of record on the underlying policies for certain Medicare insurance members that were transferred to us, and capital expenditures of $3.1 million.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, cash used to net-share settle equity awards and excess tax benefits from stock-based compensation. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Nine Months Ended September 30, 2013—Net cash used in financing activities of $51.1 million during the nine months ended September 30, 2013 was due to $59.0 million used to repurchase 2.9 million shares of our common stock and $0.9 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $4.7 million of proceeds from the exercise of common stock options and $4.2 million of excess tax benefits from stock-based compensation.

Nine Months Ended September 30, 2012—Net cash used in financing activities of $3.1 million during the nine months ended September 30, 2012 was due to $8.4 million used to repurchase 0.6 million shares of our common stock and $1.0 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $4.0 million of proceeds from the exercise of common stock options and $2.4 million of excess tax benefits from stock-based compensation.

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

Contractual Obligations and Commitments

Operating Lease Obligations

We lease our operating facilities and certain of our equipment and furniture and fixtures under various operating leases, the latest of which expires in July 2023. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

In March 2012, we entered into an agreement to lease a building in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building was delivered to us in August 2013 and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease total $7.0 million over the ten-year term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. Lease payments began in the third quarter of 2013.

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

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. Future minimum payments will total approximately $2.1 million over the term of the lease.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of September 30, 2013 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2013 (three months)	$985	$189	$1,174
2014	3,790	948	4,738
2015	2,515	138	2,653
2016	2,560	-	2,560
2017	2,617	-	2,617
Thereafter	6,024	-	6,024
Total	$18,491	$1,275	$19,766

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2012 and September 30, 2013, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2012	September 30, 2013

Cash (1)	$27,484	$19,632
Money market funds (2)	113,365	78,119
Total cash and cash equivalents	$140,849	$97,751

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2012 and September 30, 2013 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2012,  four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our  $4.5 million outstanding accounts receivable balance. As of September 30, 2013,  two customers represented 43% and 33% respectively, for a combined total 76% of our $6.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2012 and September 30, 2013. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2013. Accordingly, our estimate for uncollectible amounts at September 30, 2013 was not material.

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2012 and 2013 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Humana	19%	18%	16%	20%
WellPoint (1)	13%	12%	13%	12%
UnitedHealthcare (2)	12%	11%	13%	11%
Aetna (3)	7%	10%	7%	9%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(3)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The implementation of health care reform could increase our competition; reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them;  change the benefits and/or premiums for the plans we sell; cause a substantial reduction in our membership; or cause health insurance carriers to reduce our commissions and other amounts they pay  for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  For instance, beginning in 2014 health insurance carriers offering coverage in the individual or small group health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits.  Individuals are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  It is unclear whether this tax penalty is sufficient enough to drive a substantial number of new entrants into the health insurance market, and if it does not, our business, operating results and financial condition could be harmed. Moreover, many of the individual and small group health insurance plans we have sold do not cover all of the minimum essential benefits or meet other standards under health care reform. We could suffer a substantial reduction in our membership as a result of our members moving to plans that contain minimum essential benefits under health care reform if we do not remain the agent of record on their plan, which would materially harm our business, operating results and financial condition. In addition, certain existing plans of our members are being modified with an increase in the cost of the plan and a number of other plans are being terminated, which also could result in a reduction in our membership and materially harm our business, operating results and financial condition. Various aspects of health care reform have and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

As a part of healthcare reform, each state was required to implement a health insurance exchange by October 2013 where individuals and small businesses can purchase health insurance. For states that did not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Exchange (“FFE”) is operating some part of the health insurance exchange in 36 states during the initial open enrollment period that began in October 2013. Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies must purchase qualified health plans through a government exchange to receive their subsidy. The exchanges are a new source of competition for us. In the event our existing members purchase health insurance directly through health insurance exchanges without using our services, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. Moreover,  the exchanges will compete with us for new members. Competitive pressure from health insurance exchanges may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, and may otherwise harm our business, operating results and financial condition.

In addition to the expansion of Medicaid eligibility as a part of health care reform, individuals and families whose incomes are between 133% and 400% of the federal poverty level will generally be entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. In order to be eligible for a subsidy, qualified individuals must purchase subsidy qualifying health plans through a government-run health insurance exchange. These qualified health plans are required to be purchased during an initial open enrollment period that began in October 2013 and is currently scheduled to run through March 2014, and qualified individuals can thereafter change their qualified health plan only during annual enrollment periods scheduled to occur from October 15 through December 7 of each year thereafter, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. States and health insurance carriers also have generally adopted, these open enrollment periods for the purchase of health insurance outside of government-run health insurance exchanges. It may be difficult for us to handle as a business any increased volume of health insurance transactions that would occur in a short period of time during the enrollment periods.  Moreover, with respect to qualified health plans, state and/or the federal governments may not have implemented the ability for agents and brokers to submit health insurance applications for qualified health plans through them and may not permit us to do so.  In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for qualified health plans and other health plans will overlap with the annual enrollment period for Medicare plans.

A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFE in states without individual health insurance enrollment capability) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain  health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members. Moreover, while we have entered into agreements with the federal government that relate to our enrolling individuals into qualified health plans through the FFE, we have not entered into a relationship with any of the 14 states that are not a part of the FFE to be able to enroll individuals into qualified health plans. A substantial number of our existing members in these states are likely eligible for subsidies in connection with their purchase of health insurance and we may lose these members and potential new members as a result, which would harm our business, operating results and financial condition.

During the third quarter of 2013, we entered into agreements with the Centers for Medicare and Medicaid Services, or CMS, relating to our ability to enroll individuals in qualified health plans through the FEE.  The first agreement we entered into with CMS (the “CMS Agreement”) relates to our gaining access to information from the federal government data hub that contains information necessary for determining the eligibility of individuals to purchase qualified health plans and to receive subsidies in connection with their purchase of health insurance. The CMS Agreement contains comprehensive privacy and security and other requirements that we must meet and implement.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. Another agreement we entered into with CMS (the “CMS Agent Agreement”) is required for all agents and brokers who wish to enroll eligible individuals in qualified health plans through the FFE, including those that do not use their Internet website to assist individuals in applying for qualified health plans through the FFE. There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans through the FFE.  Among other things, we must satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; complete development of a compliant web platform incorporating those requirements; obtain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; implement a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and successfully integrate with the federally operated exchange so that information may be passed to and from us relating to qualified health plan and subsidy eligibility. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members through the FFE.  A substantial number of our members in states where the government-run exchange is operated by the FFE are likely eligible for subsidies in connection with their purchase of health insurance.  As a result, if we do not satisfy these conditions and requirements, we will not be able to offer qualified health plans through the FFE and our business, operating results and financial condition would be harmed.

We depend upon the federal government for a number of things relating to our ability to enroll individuals into qualified health plans through the FFE, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website and integration so that we are able to pass information to and from the FFE relating to enrollment and qualified health plan and subsidy eligibility. The FFE is currently experiencing severe technological problems with its website and ability to enroll individuals into qualified health plans. Our integration with the FFE to sell qualified health plans depends on the FFE fixing these problems. If the FFE does not do so, or if it delays in doing so, our ability to offer qualified health plans through the FFE will be prevented or delayed, which would harm our business, operating results and financial condition. We may not be able to enroll individuals into qualified health plans during the current initial enrollment period or within any other specific timeframe.  If we are not able to enroll individuals into qualified health plans during the current initial enrollment period in time for January 1 effective date coverage, our business, operating results and financial condition would be harmed.

In addition to the satisfaction of conditions and requirements to sell qualified health plans and government health insurance exchange technical difficulties, we also depend upon health insurance companies to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family qualified health insurance plans, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family and small business health insurance products, which would materially harm our business, operating results and financial condition. In part to attempt to satisfy conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies, through government-run health insurance exchanges, we have incurred increased operating expenses and expect to continue to do so. These past and expected increased operating expenses may not result in increased revenue for a number of reasons both within and outside of our control. If our revenues do not increase to offset these expected increases in costs and operating expenses, our financial condition and results of operations could be negatively affected.

A large number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations.  For example, certain lawsuits have been filed that challenge the ability of individuals to receive subsidies if they purchase their qualified health plan through the FFE as opposed to an exchange established by a state.  In the event lawsuits attacking the Patient Protection and Affordable Care Act and related regulations are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business, our business, operating results and financial condition could be harmed.  In addition, the FFE and state health insurance exchanges have experienced a large number of technical and other issues that have been reported to have adversely impacted enrollment in health insurance through the exchanges.  There have been reports that the federal government may delay the mandate that individuals purchase health insurance or pay a tax penalty contained in the Patient Protection and Affordable Care Act as a result.  Should that occur, the impact on our business is unclear, but our business, operating results and financial condition could be harmed.

The medical loss ratio requirements that are a part of health care reform have harmed and will continue to harm our business.

The federal Patient Protection and Affordable Care Act enacted in March 2010 and related amendments in the Health Care and Education Reconciliation Act of 2010 contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance are effective for calendar year 2011 and later years and, among other things, require health insurance companies to spend 80% of their premium revenue in each of their individual and small group health insurance businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85% and goes into effect in 2014. If a health insurance carrier fails to meet medical loss ratio requirements, the health insurance carrier is required to rebate a portion of its premium revenue to its members to make up for the difference.

Carrier reaction to the individual and family medical loss ratio requirements was to significantly reduce the commissions we receive in connection with the sale of individual and family health insurance plans. Health insurance carriers may determine to reduce or further reduce our individual and family, small group or Medicare Advantage plan commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 16% and 20%  of our total revenue in the nine months ended September 30, 2012 and 2013, respectively, from Humana. We derived 13% and 12% of our total revenue in the nine months ended September 30, 2012 and 2013,  respectively, from carriers owned by Wellpoint. We derived 13% and 11% of our total revenue in the nine months ended September 30, 2012 and 2013,  respectively, from carriers owned by UnitedHealthcare. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. Notwithstanding our separate agreements with various carriers directly or indirectly owned by the same entity, certain carriers have attempted and may continue to attempt to consolidate our relationship with them, which could increase the impact of carrier concentration on us, decrease the commission rates we receive and adversely affect our financial results, particularly in states where we offer health insurance from a relatively smaller number of carriers or where a small number of carriers dominates the market. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could materially harm our business, operating results and financial condition.

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

Our revenue will be adversely impacted if our membership does not grow. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. The Medicare-related commission rates that we receive may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. Accordingly, to the extent that our net addition of new members slows, our revenue would be adversely impacted due to a decline in commissions we receive for members whose policies have been active for less than twelve months in addition to the reduction in revenue growth that would occur solely as a result of a decline in our membership. The commission rates we receive are impacted by a variety of other factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions and health care reform. Our commission rate per member has, and could in the future, decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of five years, or longer depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy.

A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants, which could occur in connection with the implementation of health care reform. The implementation of healthcare reform could cause a substantial number of our existing members to apply for new health insurance products and for us to receive a substantial number of health insurance applications from new members, which could cause us to incur a substantial amount of marketing and advertising expense over a limited period of time and harm our business, operating results and financial condition.  In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members, and our business, operating results and financial condition would be harmed.

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

We believe that demand for the health insurance and services we offer are impacted by prevailing economic conditions. We cannot be certain of the future impact that economic conditions will have on our business. A softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans with lower premiums for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates, change their underwriting practices (prior to the implementation of the guaranteed issue aspect of health care reform) so that fewer health insurance applications are approved or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

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

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and customer call centers seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors have influenced, and could in the future influence, the conversion rate for any given period, some of which are outside of our control. These factors include:

•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers’ ability or willingness to pay for health insurance, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;

•the quality of and changes to the consumer experience on our ecommerce platform or with our customer care center;

•regulatory requirements, including those that make the experience on our online platforms cumbersome or difficult to navigate;

•the variety, competitiveness and affordability of the health insurance plans that we offer;

•system failures or interruptions in the operation of our ecommerce platform or call center operations;

•changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

•health insurance carriers offering the health insurance plans for which consumers have expressed interest, and the degree to which our technology is integrated with those carriers;

•health insurance carrier underwriting practices (prior to the implementation of the guaranteed issue aspect of health care reform) and guidelines applicable to applications submitted by consumers and the amount of time a carrier takes to make a decision on that application; and

•competitive offerings.

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

We are in the process of attempting to integrate with the FFE to be able to sell qualified health plans to individuals and families in the states in which the FFE operates, particularly those individuals and families eligible for subsidies in connection with their purchase of health insurance as a result of health care reform.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a health insurance exchange, which means that a part of the purchasing process will occur on the FFE website and through FFE systems.  We are also dependent on these systems to convey to health insurance carriers that we are the agent in connection with the purchase of health insurance and should receive commissions for a sale.  To date the FFE website and systems have not worked properly and many individuals cannot get through the process of purchasing health insurance using them.  Moreover, the process of applying for a subsidy and to purchase a qualified health plan on the FFE is cumbersome and difficult to complete.  Assuming we complete integration with the FFE and are permitted by the FFE to enroll individuals into qualified health plans through the FFE, we are dependent upon FFE systems and its website experience for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue.  If the FFE website experience remains unstable, the experience of applying for qualified health plans and subsidies remains cumbersome, or we are not properly identified by FFE systems as the agent of record on health insurance plan sales, we will suffer a reduction in our membership and our commission revenue and our business, operating results and financial condition will be harmed.

If we are unable to retain our members, our business and operating results would be harmed.

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. In addition, our members may choose to purchase new policies using a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance policies from government-run health insurance exchanges after their implementation as a result of health care reform, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform. Health insurance carriers may also terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have announced their intention to exit certain state insurance markets where we have historically represented their insurance plans. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans in the individual and family, small business, ancillary and Medicare markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform legislation or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance is increasing for many individuals as a result of health care reform implementation and some health insurance carriers are exiting the individual and family health insurance business in certain states.  If individuals determine not to purchase health insurance as a result of either of these circumstances, our business, operating results and financial condition could be harmed.

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

In addition, we have historically received media attention in connection with our public relations efforts. While we cannot be certain of the impact of media coverage on our business, if it were to be reduced or if we were to receive negative publicity, the number of consumers visiting our platform or customer call centers could decrease, and our cost of acquiring members could increase as a result of a reduction in the number of members coming from our direct member acquisition channel, both of which could harm our business, operating results and financial condition.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. Our website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners and may have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed.  In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we would experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

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

A substantial number of our existing members may become eligible for health care reform subsidies in connection with their purchase of health insurance. We may experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon government run health insurance exchanges to permit us to offer these plans and to have systems and a website that allows us to effectively do so. We also depend upon health insurance carriers to allow us to sell these plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to effectively sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition. We could also lose a substantial number of existing and potential members as a result of individuals who are not eligible for subsidies shopping for new health care reform health insurance plans and using other health insurance agents or a government-run health insurance exchange to do so. In addition, a substantial amount of individual and family health insurance purchasing activity is expected to occur over a limited period of time as a result of the new open enrollment periods for the purchase of individual and family health insurance, which overlaps with the Medicare annual open enrollment period. The increased amount of health insurance purchasing activity as a result of health care reform over a limited period of time as well as any member turnover that we experience may make it difficult for health insurance carriers to accurately report commission information to us in a timely manner, which would also make it difficult or impossible for us to accurately report and estimate our membership at any given point in time. Delays in accurate reporting of commissions may result in delays in recognition of commission revenue compared to historical patterns and our business, operating results and financial condition could be harmed.  In addition, if we experience a disruption in our ability to accurately estimate our membership it could result in a decrease in our stock price as a result of uncertainty relating to our membership base.

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

We may not be able to compete successfully against our current or future competitors. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to:

•undertake more extensive marketing campaigns for their brands and services;

•devote more resources to website and systems development;

•negotiate more favorable commission rates and commission override payments; and

•make more attractive offers to potential employees, marketing partners and third-party service providers.

In addition, CMS has the ability to regulate our marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans, and government run health insurance exchanges, including CMS with respect to the federal health insurance exchange, have the ability to regulate our marketing and sale of qualified health plans under health care reform.  CMS and the exchanges could impact the commissions we receive in connection with the sale of these plans and impose other restrictions and limitations that make it difficult for us to sell them.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance which would in turn potentially cause us to lose our commission revenue, and our business, operating results and financial condition would be materially harmed.

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

It is unclear what the impact of open enrollment periods for the purchase of major medical health insurance plans will have on our marketing and advertising expenses, although we expect the seasonal patterns for individual and family plan submitted applications, and marketing and advertising expenses, will be impacted. The first open enrollment period began in October 2013 and is currently scheduled to run through March 2014. Thereafter,  it is scheduled to occur within the fourth quarter each calendar year starting in October 2014. We expect our total marketing expenses will increase during the open enrollment period as an increased number of consumers switch health insurance policies.

The seasonality in our business could have an adverse effect on our business, operating results and financial condition and could have a particularly adverse impact in a single quarter.

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

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. As a result, we are subject to various federal, state and international laws and regulations regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information.  We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by third party service providers, and enforcement actions.  We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security could damage our reputation, cause the termination of our relationship with our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and private privacy-related lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of September 30, 2013. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2013.

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