Form 10-K
period 2013-12-31
eHealth, Inc.
filed 2014-03-12
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ¨ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ¨ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ☒	Non-accelerated filer ¨	Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28,  2013, the aggregate market value of its shares (based on a closing price of $22.72 per share) held by non-affiliates was $152,865,249. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 28,  2014 was 18,875,297 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding an expected increase in individual and family submitted applications; increasing customer care center staff in the second and third quarters; our beliefs relating to collection issues with our customers; our expectations relating to average commission dollars per policy for individual and family policies that we sell in 2014; the impact of health care reform laws on the health insurance industry, on our business and on the adoption of the Internet for the purchase of health insurance; our ability to leverage our technology to expand our marketplace; our strategies; our expectations relating to submitted applications; the impact of open enrollment periods; seasonality, including the seasonality of our marketing and advertising expenses and their relation to the Medicare and individual and family health insurance open enrollment periods; expansion of the individual and family health insurance market and increase in demand for individual and family health insurance ; our ability to meet requirements to offer qualified health plans through state and federal health insurance exchanges; the impact of the technology and integration challenges of the health insurance exchanges on health insurance enrollment; expectations relating to revenue (including commission revenue, lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, profitability, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses and general and administrative expenses; our future commission rate structure; our overall individual and family health insurance commission rate structure; our expectations regarding the timing of our recognition of revenue; proposed changes relating to payments made to health insurance carriers and agents by the Centers of Medicare and Medicaid Services; the timing of accurate reporting of commission revenue and membership from health insurance carriers;  an increase in our commission revenue in absolute dollars in 2014 relative to 2013; an increase in our average commission revenue per policy for individual and family policies in 2014; the amount of fees we pay to marketing partners; seasonal and absolute increases in our customer care and enrollment costs; increases in technology and content expenses; increases in general and administrative expenses; our estimate of the number of continuing members on all policies; the sufficiency of our cash generated from operations and our current cash and cash equivalents; the timing and amount of our future lease obligations; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; future capital requirements; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General

eHealth, Inc. is the parent company of eHealthInsurance, America’s first and largest private health insurance exchange where individuals, families and small businesses can compare health insurance products from leading insurers side by side and purchase and enroll in coverage online. We offer thousands of individual, family and small business health plans underwritten by more than 200 of the nation's leading health insurance companies through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com and www.PlanPrescriber.com) and customer care centers.  Our ecommerce platform can be accessed directly through our websites as well as through our network of marketing partners. We are licensed to sell health insurance in all 50 states and the District of Columbia. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. In addition, through our eHealthTechnology solution (www.eHealthTechnology.com), we provide a suite of hosted e-commerce solutions that enable health plan providers and resellers to market and distribute health insurance products online. We also make available powerful online and pharmacy-based tools to help seniors navigate Medicare health insurance options, choose the right plan and enroll in select plans online through our wholly-owned subsidiary, PlanPrescriber, Inc., (www.planprescriber.com), and through our Medicare website (www.eHealthMedicare.com).

We were incorporated in Delaware in November 1997. Our headquarters are located at 440 East Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 584-2700. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site (www.ehealth.com) as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. The information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Our Business Model

Individual, Family and Small Business Health Insurance Plans

 Substantially all of our revenue is generated from customers located in the United States. We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family and small business health insurance plans are purchased through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), as well as commission override payments we receive for achieving sales volume thresholds or other objectives. The commission payments we receive for individual and family and small business health insurance plans we sold that were effective in 2013 and prior years is typically a percentage of the premium our customers pay for those plans. For individual and family health insurance plans we sell that are effective in 2014, the commission payments we receive from many of our individual and family health insurance carriers are a flat amount per member per month, although many carriers still pay us on a percentage-of-premium basis.  Commission payments are typically made to us on a monthly basis for as long as a policy remains active with us. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Medicare Health Insurance Plans

We began actively marketing the availability of Medicare-related insurance plans during 2010 through our online Medicare plan platforms (www.eHealthMedicare.com and www.PlanPrescriber.com). Our Medicare plan platforms enable consumers to research and compare Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We also make available online application capabilities for certain Medicare plans and, through our customer care and enrollment centers, we offer telephonic enrollment capabilities. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that was sold through us and are made to us on a monthly basis for as long as a policy remains active with us.  In the first year of a Medicare Advantage and Medicare Part D prescription drug plan we are paid a fixed, full-year commission after the health insurance carrier approves the application.  Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare Advantage policy issued to the member. Beginning with and subsequent to the second plan year, we receive fixed, monthly commissions for Medicare Advantage plans or fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically for a period of six years, or longer depending on the carrier arrangement, provided that the policy remains active with us. Through May 2012 we also generated referral fee revenue by delivering and selling Medicare leads generated by our online platforms to third parties. We, however, have transitioned away from selling leads to providing health insurance agent services to our Medicare plan customers rather than referring them to other health insurance agents.

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

Commission revenue that we received from insurance carriers for individual, family and small business health insurance plans and Medicare health insurance plans represented 79%, 84% and 86% of our total revenue in the years ended December 31, 2011,  2012 and 2013, respectively. Additional financial information about our company is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Industry Background

The purchase and sale of health insurance has historically been a complex, time-consuming and paper-intensive process. This complexity can make it difficult to make informed health insurance decisions. In addition, the human error that arises from traditional paper-intensive distribution has historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. Incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional cost. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized information, a broader choice of plans and a more efficient process than have typically been available from traditional health insurance distribution channels. We expect the ongoing implementation of the federal Patient Protection and Affordable Care Act will further accelerate the adoption of the Internet by consumers as a popular venue for researching and buying health insurance.

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

The initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act began on October 1, 2013 and is scheduled to run through March 31, 2014. Individuals and families cannot purchase individual and family health insurance outside this period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Eligible individuals and families also must purchase qualified health insurance plans through a government-run health insurance exchange in order to receive health care reform subsidies and cost-sharing credits in connection with their purchase of individual and family health insurance. During the third quarter of 2013, we entered into an agreement with CMS to allow us to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet in the 36 states where the federal government is operating the health insurance exchange during the initial open enrollment period. We are currently in the process of integration and testing with the federal exchange. The federal exchange is currently experiencing technological problems related to its ability to enroll individuals into qualified health plans. Our integration with the federal exchange to enroll individuals into qualified health plans over the Internet is dependent upon the resolution of these technological problems as well as the federal exchange devoting resources to technology development and implementation necessary for online health insurance agent and broker qualified health insurance plan enrollment. Although we are working to provide our customers with online enrollment into subsidy-eligible plans, the date on which we will be able to enroll customers in these plans online is uncertain. Additionally, we have not entered into a relationship to be able to enroll individuals into qualified health plans with any of the 14 states that are operating their own state-run health insurance exchanges.

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

Broaden Our Carrier Network and Product Portfolio. Our goal is to continue to add new health insurance carriers and health insurance plans to our ecommerce platform. We seek to deepen our technology integration with health insurance carriers, allowing us to further streamline the sales, member fulfillment processes and increase revenue opportunities for us and health insurance carriers. We also seek to enter into relationships with carriers and government health insurance exchanges mandated as part of health care reform to be able to offer subsidy-eligible health insurance.

Grow Our Medicare Opportunity. We believe that our technology can be used to streamline and simplify the Medicare plan purchasing process.  We seek to enhance the technology behind our online Medicare platforms and further develop demand generation programs in the Medicare market.

Expand Our Marketplace through Partners.  We plan to leverage our platform by providing technology to power employer-based health insurance exchanges for defined contribution and other offerings. Private employer-based exchanges are expected to be a fast growing segment of the health insurance industry over the next several years.  We believe that our expertise in providing efficient, consumer-friendly experience for researching and buying health insurance as well as our ability to offer a broad range of health insurance and related products positions us well to compete in this market.

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

Electronic Processing Interchange. Our Electronic Processing Interchange, or EPI, technology integrates our online application process with health insurance carriers’ technology systems, enabling us to electronically deliver our consumers’ applications to health insurance carriers. This expedites the application process by eliminating manual delivery and reducing the need for data entry and human review. Through EPI, we also receive alerts and data from carriers, such as notification of underwriting approval or a request from a carrier for a consumer’s medical records for underwriting purposes, which we then relay electronically to the consumer. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier.

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

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online.  As of December 31, 2013, we had relationships with over 200 individual, family, Medicare and small business health insurance carriers, including large national carriers and well-established regional carriers. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.  The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier.

Revenue derived from Humana represented approximately 8%, 18% and 21% of our total revenue in 2011,  2012 and 2013, respectively. Revenue derived from carriers owned by WellPoint represented approximately 11%, 13% and 12% of our total revenue in 2011,  2012 and 2013, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 13%, 12% and 11% of our total revenue in 2011,  2012 and 2013, respectively. Revenue derived from carriers owned by Aetna represented approximately 8%, 8%, and 10% of our total revenue in 2011, 2012 and 2013, respectively.

Marketing

We focus on building brand awareness, increasing website visitors and converting visitors into buyers. Our marketing initiatives are varied and numerous. They include:

Direct Marketing. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.PlanPrescriber.com and www.eHealthMedicare.com) either directly or through algorithmic search listings on Internet search engines and directories.

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

We are subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and maintenance of the individually-identifiable information that we collect from consumers.  For example, we are subject to the Health Insurance Portability and Accountability Act, or HIPAA.  HIPAA and regulations adopted pursuant to HIPPA require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. The use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act, or GLBA, and state statutes implementing GLBA, which generally require brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information.  Violations of these federal and state privacy and security laws may result in significant liability and expense.

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

Competition

The market for selling health insurance plans is highly competitive. Many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In addition to the direct competition from health insurance carriers, we compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some agents also use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the agent.

In connection with our marketing of Medicare plans, we compete with the original Medicare program in addition to our other competitors. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. CMS has regulatory authority over the Medicare Advantage program and can influence the competitiveness of Medicare Advantage and Medicare Part D prescription drug plans compared to the original Medicare program as well as the compensation that health insurance carriers are allowed to pay us.

As a part of health care reform, each state was required to establish a health insurance exchange by October 2013 where individuals and small business can purchase health insurance. For states that did not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, is operating some part of the health insurance exchange in 36 states during the initial open enrollment period that began in October 2013 and is currently scheduled to run through March 2014. Among other things, the government exchanges have websites where individuals and businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. We began competing with government health insurance exchanges for the enrollment of individuals and small businesses in health insurance in October 2013 for enrollment in health insurance plans effective in January 2014. Qualified health insurance plans that individuals and small businesses must purchase in order to receive health care reform related financial assistance in the form of subsidies to purchase health insurance and cost sharing reductions must be purchased through government health insurance exchanges. We have entered into an agreement with the CMS to allow us to enroll subsidy-eligible individuals in qualified health insurance plans through the health insurance exchange in the 36 states where the federal government is operating an exchange during the initial open enrollment period. We are currently in the process of development, integration and testing with the federal exchange to sell plans through it online. We also are able to enroll a limited number of individuals into qualified health plans through the federal exchange using our call centers.

In licensing our health insurance purchasing platform, we compete with companies providing technology that automates premium quoting, research and analysis of health insurance plans, member enrollment and other tools that support online sales efforts by health insurance carriers and their agents and brokers.

Seasonality

Historically, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  This trend changed in the fourth quarter of 2013 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, which began on October 1, 2013 and is scheduled to run through March 31, 2014. The number of submitted individual and family plan applications increased significantly, relative to historical levels, during the fourth quarter of 2013.

In addition to the initial open enrollment period scheduled to end in March 2014, the annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates of annual open enrollment period are unknown.  Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  We expect that open enrollment periods will change the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.  Because we have not operated our individual and family health insurance business under these circumstances, the impact of open enrollment periods on that business is unclear.  We do expect that applications submitted for individual and family health insurance to decline outside of the annual open enrollment periods.

The majority of the Medicare plans that we sell are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of Medicare policies sold during the annual enrollment period typically renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, in years prior to 2013 marketing and advertising expenses related to individual and family health insurance plans were highest in our first and third quarters. This changed during the fourth quarter of 2013 during which marketing and advertising expense related to individual and family health insurance plans increased significantly as a result of the increase in the number of applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act. The future impact of annual open enrollment periods for individual and family health insurance on our submitted applications and marketing and advertising expenses is unclear.

Marketing and advertising expenses related to our selling Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

Based on these seasonal trends, our revenue has historically been highest in the fourth quarter of the year. In years prior to 2013, our profitability was relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year. During the fourth quarter of 2013, our profitability was adversely impacted by the increase in marketing and advertising expenses associated with individual and family health insurance plans related to the increase in submitted applications.  The impact of open enrollment periods and other aspects of the Patient Protection and Affordable Care Act that became effective in 2014 on our profitability in future periods is uncertain.

Employees

As of December 31, 2013, we had 972 full-time employees, of which 48 were in marketing and advertising, 419 were in customer care and enrollment, 348 were in technology and content and 157 were in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Risks Related to Our Business

Changes and developments in the health insurance industry or in the health insurance system in the United States as a result of health care reform could harm our business.

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many of the significant aspects of health care reform went into effect in 2014, although certain provisions were effective prior to 2014, such as medical loss ratio requirements for individual and family and small business health insurance, a prohibition against insurance companies using pre-existing health conditions as a reason to deny the application of children for health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation required various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations.   The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them;  cause a substantial reduction in our membership and commission revenue; and cause health insurance carriers to reduce our commissions and other amounts they pay  for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  In addition, various aspects of health care reform have and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits, is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits and cannot deny individuals health insurance for health reasons.  Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  The cost of health insurance plans with effective dates in 2014 has generally increased as a result of the new standards for increased health insurance benefits, among other things.  While the individual and family health insurance plans that we sold and that were effective in 2013 and prior to 2013 may not be as expensive, many of these plans do not have post-healthcare reform benefits or meet other standards under health care reform.  Moreover, certain health insurance companies determined to terminate these 2013 plans or modified them effective January 1, 2014 with an increase in the cost of the plan in response to health care reform implementation.  Any of these circumstances could cause us to suffer a substantial reduction in our membership, which would materially harm our business, operating results and financial condition.  Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the healthcare reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize existing holders of individual and family health insurance to maintain their policies, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

As a part of healthcare reform, each state was required to implement a health insurance exchange by October 2013 where individuals and small businesses can purchase health insurance. For states that did not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, is operating some part of the health insurance exchange in 36 states during the initial open enrollment period that began in October 2013 and is currently scheduled to run through March 2014.  It may operate the health insurance exchange for a fewer or greater number of states in the future.  Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies must purchase qualified health plans through a government exchange to receive their subsidy. The exchanges are a new source of competition for us. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. Moreover, the exchanges will compete with us for new members. Competitive pressure from health insurance exchanges may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, and may otherwise harm our business, operating results and financial condition.

A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states without individual health insurance enrollment capability) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for  completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A substantial number of our existing members are likely eligible for subsidies in connection with their purchase of health insurance.  We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members.  If we are not able to satisfy these conditions and requirements as well as enter into functioning relationships with government-run health insurance exchanges to offer qualified health insurance plans that are required for individuals to receive a subsidy, we may lose existing members and new members, which would harm our business, operating results and financial condition.

During the third quarter of 2013, we entered into agreements with the CMS, relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements that we must meet and maintain.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. While we have entered into these agreements, we have not been able to integrate with the FFM to offer individuals and families the ability to enroll online in subsidy-qualifying health insurance through the FFM, due to technology and other issues the FFM is experiencing.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans through the FFM in the future.  Among other things, we must satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; complete development of a compliant web platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and successfully integrate with the FFM so that information may be passed to and from us relating to enrollment and qualified health plan and subsidy eligibility.  We also depend upon the federal government for a number of things relating to our ability to enroll individuals into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website.  In addition, the FFM may at any time cease allowing agents and brokers to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise, ensure that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission.  If we are not successful in integrating with the FFM in these ways, or if after integrating with the FFM the FFM experiences technical or other problems in connection with the enrollment of individuals in health insurance, we may lose existing members and new members or may not receive commissions for the plans that we sell through the FFM, which would harm our business, operating results and financial condition.  Moreover, it is unlikely that we will be able to enroll individuals and families into qualified health plans in an online process during the current initial open enrollment period and cannot guarantee that we will be able to do so within any other specific timeframe.  If we are not able to enroll individuals into qualified health plans over the Internet, our business, operating results and financial condition would be harmed.

Individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. These qualified health plans are required to be purchased during an initial open enrollment period that began in October 2013 and is currently scheduled to run through March 2014, and qualified individuals can thereafter purchase or change their qualified health plan only during subsequent annual enrollment periods of shorter duration, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. States and health insurance carriers also have generally adopted these open enrollment periods for the purchase of both subsidy-eligible and non-subsidy eligible health insurance outside of government-run health insurance exchanges. It may be difficult for us to handle as a business any increased volume of health insurance transactions that would occur in a short period of time during the enrollment periods.   In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during certain periods of the year; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for qualified health plans and other health plans will overlap with the annual enrollment period for Medicare plans. In addition, we depend upon health insurance carriers and government-run health insurance exchanges to adopt systems and processes than can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  If these systems and processes are not timely developed or are not compatible with our platform for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period would be negatively impacted, which would harm our business, operating results and financial condition.

We depend upon health insurance companies to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family qualified health insurance plans, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family and small business health insurance products, which would materially harm our business, operating results and financial condition.  In part to attempt to satisfy conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies, through government-run health insurance exchanges, we have incurred increased operating expenses and expect to continue to do so. These past and expected increased operating expenses may not result in increased revenue for a number of reasons both within and outside of our control. If our revenues do not increase to offset these expected increases in costs and operating expenses, our financial condition and results of operations could be negatively affected.

A large number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations.  For example, certain lawsuits have been filed that challenge the ability of individuals to receive subsidies if they purchase their qualified health plan through the FFM as opposed to an exchange established by a state.  In the event lawsuits attacking the Patient Protection and Affordable Care Act and related regulations are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business, our business, operating results and financial condition could be harmed.  In addition, the FFM and state health insurance exchanges have experienced a large number of technical and other issues that have been reported to have adversely impacted enrollment in health insurance through the exchanges.  Any delay of or change in the mandate that individuals purchase health insurance or pay a tax penalty contained in the Patient Protection and Affordable Care Act as a result of these our other circumstances could harm our business, operating results and financial condition.

The medical loss ratio requirements that are a part of health care reform may harm our business.

The federal Patient Protection and Affordable Care Act enacted in March 2010 and related amendments in the Health Care and Education Reconciliation Act of 2010 contain provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance became effective in 2011 and, among other things, require health insurance companies to spend 80% of their premium revenue in each of their individual and small group health insurance businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85% and went into effect in 2014. If a health insurance carrier fails to meet medical loss ratio requirements, the health insurance carrier is required to rebate a portion of its premium revenue to its members to make up for the difference.

Carrier reaction to the individual and family medical loss ratio requirements was to significantly reduce the commissions we receive in connection with the sale of individual and family health insurance. Health insurance carriers may determine to reduce or further reduce our individual and family, small group or Medicare Advantage plan commissions as a result of the medical loss ratio requirements or other aspects of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, or because they do not want to be associated with our brand. In addition, many aspects of health care reform implemented in 2014 may cause carriers to modify their relationship with us given the substantial changes in the industry in which we operate.  For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable.  In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform.  Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. The termination or amendment of our relationship with a carrier could reduce the variety of health insurance plans we offer, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 18% and 21% of our total revenue in the years ended December 31, 2012 and 2013, respectively, from Humana. We derived 13% and 12% of our total revenue in the years ended December 31,  2012 and 2013, respectively, from carriers owned by Wellpoint. We derived 12% and 11% of our total revenue in the years ended December 31, 2012 and 2013, respectively, from carriers owned by UnitedHealthcare. We derived 8% and 10% of our total revenue in the years ended December 31, 2012 and 2013, respectively, from carriers owned by Aetna. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which would harm our business, operating results and financial condition. The termination, amendment or consolidation of our relationship with these and other health insurance carriers could materially harm our business, operating results and financial condition.

Our revenues and earnings may decline.

During the fourth quarter of 2013 our profitability was significantly impacted primarily related to increased marketing and advertising expenses associated with an increase in submitted applications during the initial open enrollment period under the federal Patient Protection and Affordable Care Act. Although the applications submitted during the fourth quarter are expected to contribute to revenue in future periods, it is unclear whether our profitability will return to historical levels.  For example, it is not clear how our member retention rates will be impacted by policy cancellations or consumers purchasing their health insurance from sources other than us as a result of health care reform.  We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development and the development of our business selling Medicare-related health insurance plans. Our ability to grow revenue and earnings will depend on a number of factors, including the success of our Medicare plan marketing and sales business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans and our ability to maintain our relationship with existing members within historical levels. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

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

Our revenue will be adversely impacted if our commission rates decline. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions and health care reform. Our commission rate per member has, and could in the future, decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission rate per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

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

Our Medicare plan related revenue is concentrated in a small number of health insurance carriers. The success of our entry into the market for Medicare plans as a health insurance agent will depend upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The limited number of our Medicare plan carrier relationships makes us vulnerable to changes in carrier commission rates and the competitiveness of our carrier partners’ Medicare products.  If our Medicare carrier partners reduce our commission rates, reduce the amount they pay us for advertising services, or the competitiveness of their products declines compared to original Medicare or the products of Medicare carriers with which we do not have a relationship, our business, operating results and financial condition would be harmed.

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carrier partners.  For instance, a carrier may terminate our relationship. Moreover, CMS heavily regulates the sale of Medicare Advantage and Medicare Part D prescription drug plans and has and will continue to penalize health insurance carriers for certain regulatory violations by not allowing them to market and sell Medicare plans for significant periods of time.  Given the small number of our Medicare carrier relationships, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for this or any other reason, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which would harm our business operating results and financial condition.

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

CMS recently proposed regulations relating to health insurance agent compensation in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans.  The proposed regulations would change the maximum compensation structure for agent compensation for new enrollments in renewal years from 50% of the initial-year compensation payment to 35% of a fair market value determined by CMS each year.  This value is currently used to determine only the initial-year agent compensation an agent would receive in connection with the sale of a Medicare Advantage or prescription drug plan.  In addition, the proposed regulation would permit health insurance carriers to pay agents 35% of the annually-determined fair market value for all of the renewal years that the member stayed on the plan, while in previous years there were restrictions placed on renewal year agent compensation that would not permit payment of health insurance agent compensation after 6 years.  CMS also proposed regulations that would prohibit payment of agent compensation until the beginning of the plan year that an enrollment is effective, while we are currently paid agent compensation prior to that time for some enrollments that occur during the Medicare annual enrollment period.  It is unclear whether these proposed regulations will become final regulations or whether they will be modified, but if the final regulations have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial condition would be harmed.  In addition, the impact these proposed regulations would have on the timing of our revenue recognition is unclear, but they could have the impact of delaying our recognition of revenue.

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

We determined to enter into the Medicare plan market because we believe the number of individuals becoming eligible for Medicare is increasing and these individuals are increasingly using the Internet to shop for health insurance plans. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, portions of health care reform impose significant changes to original Medicare and the Medicare Advantage program by, among other things, increasing benefits original Medicare provides, reducing payments to Medicare Advantage plans and imposing medical loss ratio requirements for Medicare Advantage plans.  In addition, CMS has in the past determined to reduce the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans and it may do so again in the future. These reductions have caused, and could in the future cause, the cost of Medicare Advantage plans to increase and the benefits under Medicare Advantage plans to decrease, which would impair our ability to sell Medicare Advantage plans and our business, operating results and financial condition could be harmed.  They also may cause health insurance carriers to reduce our compensation, which would harm our business, operating results and financial condition. CMS also has proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, which could cause a reduction in our compensation as a health insurance agent in connection with the sale of these plans.  In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us in connection with the sale of these plans, our business, operating results and financial condition would be harmed.

      The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and noncompliance with or changes to them could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.  As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements.  In addition, certain aspects of our Medicare plan marketing partner relationships with pharmacy chains have been in the past, and will be in the future, subjected to CMS and health insurance carrier review.  Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, CMS rules currently prohibit health insurance agents from enrolling individuals into Medicare Advantage and Medicare Part D prescription drug plans online.  Individuals are currently able to enroll in these plans online after shopping for these plans on our website given that we have established relationships with health insurance carriers to complete the enrollment on a platform owned or licensed by the carrier.  CMS is currently reviewing its rules in this regard, and if CMS determines to change them to prohibit enrollment in that manner, it could harm our business, operating results and financial condition.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of six years, or longer depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy.

A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants, which could occur in connection with the implementation of health care reform. The implementation of healthcare reform caused in the fourth quarter of 2013 and could in the future cause a substantial number of health insurance applications to be submitted through us, which could cause us to incur a substantial amount of marketing and advertising expense over a limited period of time and harm our business, operating results and financial condition. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

Economic conditions and other factors beyond our control may negatively impact our business, operating results and financial condition.

Our revenue depends upon demand for health insurance in the individual and family and small business markets, which can be influenced by a variety of factors beyond our control. For instance, as a result of substantial health insurance premium inflation in recent years, we believe that many employers have sought to reduce the costs associated with providing health insurance to their employees, including offering fewer benefits to employees, reducing or eliminating dependent coverage, increasing employee health insurance premium contributions and eliminating health insurance benefits altogether. We have no control over the economic and other factors that influence these trends, and they may reverse, including as a result of health care reform legislation. If economic or other factors beyond our control negatively impact our business, our business, operating results and financial condition could be harmed.

We believe that demand for the health insurance and services we offer are impacted by prevailing economic conditions. We cannot be certain of the future impact that the economic conditions will have on our business. A softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans with lower premiums for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

If we are not successful in cost-effectively converting visitors to our website and customer call centers into members for which we receive commissions, our business and operating results would be harmed.

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and customer care centers seeking to purchase health insurance are converted into members is a significant factor in the growth of our membership. A number of factors have influenced, and could in the future influence, the conversion rate for any given period, some of which are outside of our control. These factors include:

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

•health insurance carrier guidelines applicable to applications submitted by consumers and the amount of time a carrier takes to make a decision on that application; and

•competitive offerings.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform or telephonically via our customer care centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platform or telephonically via our customer care centers into members suffers, our membership growth rate may decline, which would harm our business, operating results and financial condition.

 We are in the process of attempting to integrate with the FFM so that we may sell qualified health insurance plans to health care reform subsidy eligible individuals and families over the Internet in the 36 states in which the FFM operates the state’s health insurance exchange.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a health insurance exchange, which means that a part of the purchasing process will occur on the FFM website and through its systems.  We are also dependent on these systems to convey to health insurance carriers that we are the agent in connection with the purchase of health insurance and should receive commissions for a sale.  To date the FFM’s website, technology and systems have not worked properly, and we have encountered problems in integrating with it to provide a stable, easy to use and scalable solution.  Assuming we complete integration with the FFM and are permitted to enroll individuals into qualified health plans through the FFM, we would be dependent upon FFM systems and its website experience for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue.  If the FFM website experience remains unstable, the experience of applying for qualified health plans and subsidies remains cumbersome, or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we will suffer a reduction in our membership and our commission revenue and our business, operating results and financial condition will be harmed.

If we are unable to retain our members, our business and operating results would be harmed.

We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. In addition, our members may choose to purchase new policies through other sources or using a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance policies directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have exited certain state insurance markets where we have historically represented their insurance plans. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans in the individual and family, small business, ancillary and Medicare markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states.  These circumstances have and may continue to adversely impact demand for individual health insurance, and if individuals do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition could be harmed.

Health insurance carriers could determine to reduce the commissions paid to us, which could harm our business and operating results.

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

The performance, reliability and availability of our ecommerce platforms and underlying network infrastructures are critical to our financial results, our brand and our relationship with members, marketing partners and health insurance carriers. Although we regularly attempt to enhance our ecommerce platform and system infrastructure, system failures and interruptions may occur if we are unsuccessful in these efforts, if we are unable to accurately project the rate or timing of increases in our website traffic or for other reasons, some of which are completely outside our control. Although we have experienced only minor system failures and interruptions to date, we could experience significant failures and interruptions in the future, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period or during the open enrollment period under health care reform, the negative impact on us would be particularly pronounced.

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

Consumers may access our customer care centers for assistance in connection with submitting health insurance applications. We depend upon third parties, including telephone service providers and third party software providers, to operate our customer care centers. Any failure of the systems that we rely upon in the operation of our customer care centers could negatively impact sales as well as our relationship with consumers and members, which could harm our business, operating results and financial condition.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, health insurance exchange websites have recently begun to appear prominently in algorithmic search results. Our website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers and some of our marketing partners for both algorithmic search result listings and for paid advertisements, which has increased our marketing and advertising expenses. If this competition increases further, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition.

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

For individual and family, small business, ancillary and Medicare Supplement health insurance plans, many health insurance carriers pay us a flat amount per member per month or a percentage of the paid health insurance premium on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both

Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for six years, or longer depending on carrier the arrangement, provided that the policy remains active with us. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

A substantial number of our existing members may become eligible for health care reform subsidies in connection with their purchase of health insurance. We may experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon government run health insurance exchanges to permit us to offer these plans and to have systems and a website that allows us to effectively do so. While we have entered into agreements with the health insurance exchange operated in 36 states by the Federal government, we have not been able to enroll individuals in subsidy-eligible qualified health insurance plans as a result of the federal health insurance exchange technical difficulties. We also depend upon health insurance carriers to allow us to sell these plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to effectively sell individual and family health insurance products to health care reform subsidy-eligible individuals, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.   We could also lose a substantial number of existing and potential members as a result of individuals who are not eligible for subsidies shopping for new health care reform health insurance plans and using other sources, including a government-run health insurance exchange, to do so. In addition, a substantial amount of individual and family health insurance purchasing activity is expected to occur over a limited period of time as a result of the new open enrollment periods for the purchase of individual and family health insurance, which overlaps with the Medicare annual open enrollment period. The increased amount of health insurance purchasing activity and member movement as a result of health care reform over a limited period of time as well as any member turnover that we experience may make it difficult for health insurance carriers to accurately report commission information to us in a timely manner, which would also make it difficult or impossible for us to accurately report and estimate our membership at any given point in time. Delays in accurate reporting of commissions may result in delays in recognition of commission revenue compared to historical patterns and our business, operating results and financial condition could be harmed.  In addition, if we experience a disruption in our ability to accurately estimate our membership it could result in a decrease in our stock price as a result of uncertainty relating to our membership base.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the traditional agent.   In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We also compete with state and federal health insurance exchanges implemented as a result of health care reform. Health care reform also will result in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. In connection with our marketing of Medicare plans, we also compete with the original Medicare program.  In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.  To remain competitive against our current and future competitors, we will need to continue to invest and improve the online shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us.  If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

Historically, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  This trend changed in the fourth quarter of 2013 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, which began on October 1, 2013 and is scheduled to run through March 31, 2014. The number of submitted individual and family plan applications increased significantly, relative to historical levels, during the fourth quarter of 2013.

In addition to the initial open enrollment period scheduled to end in March 2014, the annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates of annual open enrollment period are unknown.  Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  We expect that open enrollment periods will change the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.  Because we have not operated our individual and family health insurance business under these circumstances, the impact of open enrollment periods on that business is unclear.  We do expect that applications submitted for individual and family health insurance to decline outside of the annual open enrollment periods.

The majority of the Medicare plans that we sell are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of Medicare policies sold during the annual enrollment period typically renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, in years prior to 2013 marketing and advertising expenses related to individual and family health insurance plans were highest in our first and third quarters.  This changed during the fourth quarter of 2013 during which marketing and advertising expense related to individual and family health insurance plans increased significantly as a result of the increase in the number of applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act. The future impact of annual open enrollment periods for individual and family health insurance on our submitted applications and marketing and advertising expenses is unclear. Marketing and advertising expenses related to our selling Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

Based on these seasonal trends, our revenue has historically been highest in the fourth quarter of the year. In years prior to 2013 our profitability was relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year. During the fourth quarter of 2013 our profitability was adversely impacted by the increase in marketing and advertising expenses associated with individual and family health insurance plans related to the increase in submitted applications.  The impact of open enrollment periods and other aspects of the Patient Protection and Affordable Care Act that became effective in 2014 on our profitability in future periods is uncertain.

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

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. As a result, we are subject to various federal, state and international laws and regulations regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information.  We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions.  We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition.

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

The stock markets, in general, and the markets for high technology stocks in particular, have historically experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline, particularly as a result of developments relating to health care reform legislation. Other factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than  50% percent of our outstanding common stock as of December 31, 2013. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2013:

Location	Approximate Square Footage	Primary Use
Mountain View, California – 340 and 440 East Middlefield Road	36,012	Corporate headquarters, marketing and advertising, technology and content and general and administrative

Gold River, California	38,897	Customer care and enrollment, technology and content and general and administrative

South Jordan, Utah	27,830	Customer care and enrollment

Xiamen, China	52,930	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

We lease all of the principal properties.  In addition, we also lease office facilities in San Francisco, California and Westford, Massachusetts for our marketing and advertising, technology and content, customer care and enrollment, and general and administrative personnel.  All of our properties are fully used for current operations.  We believe our existing facilities are adequate for our current needs and that suitable additional space will be available in the future to accommodate the expansion of our operations, if necessary.

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

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 28,  2014, there were 35 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $48.00 per share on February 28,  2014 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

1
	High	Low
First Quarter 2013	$27.34	$15.02
Second Quarter 2013	$25.28	$17.68
Third Quarter 2013	$33.93	$22.72
Fourth Quarter 2013	$46.49	$33.00
Year 2013	$46.49	$15.02

	High	Low
First Quarter 2012	$16.85	$14.07
Second Quarter 2012	$17.72	$15.12
Third Quarter 2012	$18.77	$16.12
Fourth Quarter 2012	$27.76	$19.21
Year 2012	$27.76	$14.07

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Stock repurchase activity under our stock repurchase programs during the years ended December 31, 2012 and 2013 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2011	5,797,806	$14.07	$81,557
Repurchases of common stock during 2012	599,997	$15.72	9,434
Cumulative balance at December 31, 2012	6,397,803	$14.22	90,991
Repurchases of common stock during 2013	2,911,466	$20.27	59,007
Cumulative balance at December 31, 2013	9,309,269	$16.11	$149,998

(1)	Average price paid per share includes commissions

In addition to the 9.3 million shares repurchased under our repurchase programs as of December 31, 2013, we have in treasury an additional 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and 2013, we had a total of 6.6 million shares and 9.5 million shares, respectively, held in treasury.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index for the five-year period between December 31, 2008 and December 31, 2013, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

eHealth, Inc.	$100.00	$123.72	$106.85	$110.69	$206.93	$350.08
NASDAQ Composite	100.00	144.84	170.58	171.34	200.00	283.43
RDG Internet Composite	100.00	175.07	202.22	209.97	253.14	344.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

0

Consolidated Statements of Income Data:	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share amounts)

Revenue:
Commission	$119,259	$135,366	$120,321	$130,663	$153,383
Other	15,631	25,038	31,327	24,810	25,797
Total revenue	134,890	160,404	151,648	155,473	179,180
Operating costs and expenses:
Cost of revenue	4,581	5,499	8,340	4,783	5,461
Marketing and advertising (1)	53,987	60,102	56,877	57,789	71,660
Customer care and enrollment (1)	14,769	17,810	22,898	30,282	35,099
Technology and content (1)	15,685	19,241	21,657	21,406	32,579
General and administrative (1)	20,028	24,055	26,593	26,169	29,235
Amortization of intangible assets	—	1,138	2,046	1,615	1,414
Total operating costs and expenses	109,050	127,845	138,411	142,044	175,448
Income from operations	25,840	32,559	13,237	13,429	3,732
Other income (expense), net	938	9	(53)	23	(92)
Income before provision for income taxes	26,778	32,568	13,184	13,452	3,640
Provision for income taxes	11,431	15,086	6,460	6,370	1,917
Net income	$15,347	$17,482	$6,724	$7,082	$1,723

Net income per share:
Basic	$0.63	$0.76	$0.32	$0.36	$0.09
Diluted	$0.61	$0.73	$0.31	$0.34	$0.09

Weighted average number of shares used in per share amounts:
Basic	24,309	23,118	20,947	19,867	19,145
Diluted	25,201	23,873	21,703	20,753	19,846

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2009	2010	2011	2012	2013
Marketing and advertising	$803	$808	$962	$1,215	$2,112
Customer care and enrollment	325	384	344	321	342
Technology and content	1,194	1,622	1,669	1,021	1,641
General and administrative	2,513	3,581	4,121	3,065	3,707
Total	$4,835	$6,395	$7,096	$5,622	$7,802

	As of December 31,
	2009	2010	2011	2012	2013
Consolidated Balance Sheet Data:	(in thousands)

Cash and cash equivalents	$131,339	$128,074	$123,607	$140,849	$107,055
Marketable securities	22,184	—	—	—	—
Working capital	148,891	128,395	121,310	135,249	97,220
Total assets	169,708	185,845	177,945	196,301	166,426
Non-current liabilities	2,997	3,451	3,920	4,625	6,165
Retained earnings (accumulated deficit)	(2,545)	14,937	21,661	28,743	30,466
Total stockholders’ equity	151,451	162,197	155,674	170,867	133,017

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing member acquisition programs, obtaining necessary regulatory approvals of our websites and establishing relationships and appointments with leading health insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platforms can be accessed directly through our website as well as through our network of marketing partners.

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 79%, 84% and 86% of total revenue in the years ended December 31, 2011, 2012 and 2013, respectively. Historically, the commission payments we receive on individual and family, small business and ancillary health insurance policies we sold were a percentage of the premium on the policy. During 2013, we received communications from many carriers indicating that in 2014 our individual and family health insurance commissions will change from being calculated on a percentage-of-premium basis to a flat amount per-member-per-month. The commission payment that we receive for individual and family, small business and ancillary health insurance policies are typically made to us on a monthly basis for as long as the policy remains active with us.

We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms www.eHealthMedicare.com and www.PlanPrescriber.com. Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans sold by us are typically fixed and are earned over a period of six years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change, the health insurance industry in substantial ways. Among several other provisions, these laws and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so in 2015 and thereafter; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal government-run health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual health insurance during specified times of the year; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels if they are eligible and purchase individual or small group health insurance through the state or federal health insurance exchange.

While many aspects of health care reform became effective in 2014, health insurance carriers have been required as a part of health care reform to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011.  The implementation of the medical loss ratio requirements by health insurance carriers resulted in a reduction in the commission rates that we are paid for selling individual and family health insurance plans. These commission rate changes began to impact our individual and family plan commission revenue in 2011. Under health care reform an eighty-five percent medical loss ratio requirement for Medicare Advantage plans became effective in 2014.

The initial open enrollment period under health care reform began in October 2013 and is scheduled to run through March 2014.  Individuals and families cannot purchase individual and family health insurance outside this period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans through a government-run health insurance exchange during the open enrollment period or special enrollment period. A substantial number of our existing members are likely eligible for subsidies in connection with their purchase of health insurance.  During the third quarter of 2013, we entered into two agreements with the Centers for Medicare and Medicaid Services, or CMS to allow us to enroll subsidy-eligible individuals in qualified health insurance plans online in the 36 states where the federal government is operating an exchange during the initial open enrollment period.  We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members.  If we are not able to satisfy these conditions and requirements as well as enter into functioning relationships with government-run health insurance exchanges to offer qualified health insurance plans that are required for individuals to receive a subsidy, we may lose existing members and new members. We are currently in the process of integration and testing with the federal exchange, and the federal government is in the process of completing development of this capability. Our integration with the federal exchange to enroll individuals and families online through the federal exchange so that they may receive a subsidy is dependent upon completion of integration and development as well as the federal government’s resolution of technological problems. Although we are working to provide consumers with access to subsidy-eligible plans, the date on which we will be able to do so is uncertain and it is unlikely we will be able to enroll individuals and families into qualified health plans in our online process during the current initial open enrollment period that is scheduled to end on March 31, 2014. Additionally, we have not entered into a similar relationship with any of the other 14 states that are operating their own exchanges.

While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. For instance, it is unclear how our existing members will react to health care reform and whether they will seek or be forced to purchase new health insurance products or change existing plans in response to health care reform requirements. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will be dependent upon a number of factors, including health insurance company practices, individual financial circumstances, our members’ existing health insurance plans, the price of health insurance and our ability to expand our offering to include subsidy-eligible health insurance plans. While a large number of consumers may enter the market for individual health insurance in response to health care reform given the requirement that individuals maintain health insurance or face a tax penalty, it is unclear whether the tax penalty will have this intended effect, particularly given that the cost of health insurance has generally increased in response to health care reform. Moreover, we are facing new competition in the form of government run health insurance exchanges and our ability to act as a health insurance agent to health care reform subsidy eligible individuals is dependent upon our ability to successfully enter into agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to meet and maintain compliance with these and other requirements could present significant challenges for us. The implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. The restriction on individuals being able to make plan changes outside of open enrollment periods could result in a reduction in the number of health insurance policies purchased through us outside of the open enrollment period. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Given the disruption that the implementation of health care reform may have on the health insurance market, health care reform could in the aggregate have a material adverse effect on our business and results of operations.

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

During 2013 we received communication from many health insurance carriers indicating that in 2014 our commissions will change from a percentage of premium to a flat amount per-member-per-month. The amount paid per-member-per-month will generally decline after the initial policy year. To date, we have received commission rate schedules applicable to 2014 coverage from substantially all of our individual and family health insurance carriers. These rate schedules are generally effective for policies with 2014 effective dates, although existing policies for some carriers have also been affected. Based on our analysis, we determined that the average commission dollars per policy for individual and family policies under the new rates are equal to, or slightly higher than, our average commission dollars per policy for policies we sold during the period from July 2011 to June 2012. This period was selected because it was after the medical loss requirements went into effect at the beginning of 2011 and allowed for enough time to generate both first year and renewal commissions on the policies analyzed. Assuming the ratio of flat amount per member per month commissions to percentage of premium commissions as well as average policy premiums remain constant; our analysis was performed by applying the changes in both the first year and renewal year commissions to the individual and family plan members and comparing commission revenues that were actually generated by these members to what these commission revenues would have been under the new rates.

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

Historically, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. This trend changed in the fourth quarter of 2013 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under health care reform which began on October 1, 2013 and is scheduled to run through March 31, 2014. The number of submitted individual and family plan applications increased significantly, relative to historical levels, during the fourth quarter of 2013.

In addition to the initial open enrollment period scheduled to end in March 2014, the annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates of annual open enrollment period are unknown.  Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  We expect that open enrollment periods will change the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.  Because we have not operated our individual and family health insurance business under these circumstances, the impact of open enrollment periods on that business is unclear.  We do expect that applications submitted for individual and family health insurance to decline outside of the annual open enrollment periods.

We actively market the availability of Medicare-related insurance plans through our online Medicare plan platforms, including www.eHealthMedicare.com and www.PlanPrescriber.com. These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We offer online application and telephonic enrollment capabilities for certain Medicare plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers after the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of six years, or longer depending on the carrier arrangement, provided that the policy remains active with us.

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of the cancellation of the policy, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically for a period of six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

Commission revenue attributable to major medical individual and family health insurance plans was 86%, 75% and 69% of commission revenue in the years ended December 31, 2011,  2012 and 2013, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in 2012 compared to 2011 was due primarily to an increase in commission revenue attributable to Medicare-related insurance plans. The decline in the percentage of commission revenue attributable to major medical individual and family health plans in 2013 compared to 2012 was due primarily to increases in commission revenue attributable to both ancillary health insurance plans, consisting primarily of dental, accident and vision insurance plan offerings, and Medicare-related insurance plans.

We expect commission revenue to increase in absolute dollars in 2014 compared to 2013, primarily as a result increases in Medicare plan, individual and family plan and ancillary plan commission revenues.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from our online sponsorship and advertising program, from licensing the use of our ecommerce technology and from generating and delivering leads, primarily for Medicare plans.

Online Sponsorship and Advertising.  We offer advertising services for our Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us for a pre-determined amount of time. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period. We also derive revenue from online sponsorship and advertising programs that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.

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

We expect other revenue to decline in absolute dollars in 2014  compared to 2013 due primarily to a decrease in online sponsorship and advertising revenue.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com and www.PlanPrescriber.com, either directly or through algorithmic natural search listings on Internet search engines and directories. For the years ended December  31,  2011,  2012 and 2013, applications submitted through us for individual and family health insurance from our direct channel constituted 44%, 47% and 47%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the years ended December 31, 2011, 2012 and 2013, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32%, 32% and 36%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For the years  ended December 31,  2011,  2012 and 2013, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 24%, 21% and 18%, respectively, of all individual and family health insurance applications submitted on our website.

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

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers include primarily Medicare plan members. Total consideration paid in connection with these transfers amounted to$13.9 million. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members over a period of up to five years for each arrangement.

We expect cost of revenue to increase in absolute dollars in 2014 compared to 2013 due to an increase in payments for referrals to our website by marketing partners with whom we have revenue-sharing arrangements.

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

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans has historically been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans has historically been highest in our third and fourth quarters.  However, with the implementation of the initial open enrollment period for individual and family plans in October 2013, we experienced an increase in marketing and advertising expenses related to individual and family plans during the fourth quarter of 2013. The future impact of annual open enrollment periods for individual and family health insurance on our submitted applications and marketing and advertising expenses is unclear.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.  Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2013, we experienced a significant increase in online advertising expenses during the fourth quarter of 2013 compared to the other quarters of 2013.  We also increased our discretionary spending for Medicare plan-related online advertising in the third and fourth quarters of 2013, compared to the first and second quarters, in conjunction with the Medicare annual enrollment period in the fourth quarter of each year. Because the majority of our Medicare plan-related revenue is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2013.  These seasonal patterns also occurred in 2012 and we expect them to occur again in 2014.

We expect our marketing and advertising expenses to increase in absolute dollars in 2014 compared to 2013 due primarily to increases in submitted individual and family plan applications from our marketing partners and in our Medicare-related online marketing and advertising expenditures during 2014, including paid keyword search advertising.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In preparation for the Medicare annual enrollment period and to a lesser extent the initial open enrollment period for individuals and family plans, we begin ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions during the fourth quarter.  Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to the first and second quarters. Because the majority of our Medicare plan-related revenue related to new sales is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarter has had a significant negative impact on our profitability during that quarter. These seasonal trends are expected to continue in 2014.

We expect customer care and enrollment expenses to increase in absolute dollars in 2014 compared to 2013 as a result of additional personnel we have hired and expect to hire to service the expected increase in the volume of Medicare demand and the expected increase in the volume of individual and family demand in 2014 and due to an increase in expenditures to further develop our sales capabilities.

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

In order for us to offer and sell subsidy-eligible health insurance plans on our websites, we are required to meet certain conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all subsidy-eligible plans offered on the state’s exchange; displaying all subsidy-eligible health plan data on the state’s exchange; and providing a mechanism for consumers to withdraw from the application process to the state exchange. We increased our technology and content spending throughout 2013 in order to increase functionality to meet the conditions required to offer and sell subsidy-eligible health insurance plans and to enhance the user experience. We expect that technology and content spending will be impacted in future years by additional infrastructure necessary to maintain compliance with these conditions.

We expect technology and content expenses to increase in absolute dollars and as a percentage of total revenue in 2014 compared to 2013 as a result of an increase in labor and personnel costs in our product management and engineering departments as we increase our investment in our technology platform to further enhance the user experience, increase functionality and meet the requirements to offer and sell subsidy-eligible health insurance plans. We also expect to invest in certain platform features which will allow us to provide technology to employer-based health insurance exchanges for defined contribution offerings.

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

We expect our general and administrative expenses to increase in absolute dollars in 2014 compared to 2013 as we add infrastructure to support company growth.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2012 and 2013:

Key Metrics:	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Operating cash flows (1)	$5,093,000	$7,632,000	$6,928,000	$5,238,000	$(538,000)	$6,635,000	$8,678,000	$6,172,000

IFP submitted applications (2)	115,400	103,400	120,100	113,600	126,900	110,600	123,300	169,800

IFP approved members (3)	100,300	87,900	99,500	93,600	114,400	100,700	112,300	125,300
Total approved members (4)	151,900	148,500	174,500	186,700	206,600	190,400	210,700	266,600

Commission revenue (5)	$31,464,000	$30,603,000	$31,291,000	$37,305,000	$38,251,000	$34,942,000	$36,000,000	$44,190,000
Commission revenue per estimated member for the period (6)	$37.82	$35.47	$34.7	$39.07	$37.56	$32.58	$32.39	$36.95

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

IFP estimated membership (7)	686,800	684,000	698,600	709,700	738,900	748,000	765,500	796,100
Medicare estimated membership (8)	35,200	42,900	48,400	70,600	75,300	80,400	85,300	118,200
Other estimated membership (9)	126,600	150,000	179,600	202,600	239,600	263,000	296,300	330,600
Total estimated membership (10)	848,600	876,900	926,600	982,900	1,053,800	1,091,400	1,147,100	1,244,900

Other Metrics:	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Source of IFP submitted applications (as a percentage of total IFP applications for the period):

Direct (11)	44%	47%	48%	49%	48%	49%	51%	41%
Marketing partners (12)	33%	31%	32%	33%	32%	32%	33%	42%
Online advertising (13)	23%	22%	20%	18%	20%	19%	16%	17%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the current period that we are estimating, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions such as health care reform implementation on our membership retention. Health care reform could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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

During the year ended December 31, 2013, there were no significant changes to our critical accounting policies and estimates.

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

Commission Revenue—For individual and family, Medicare Supplement, small business and ancillary plans, our compensation generally represents a flat amount per member per month or a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual and family, Medicare Supplement, small business and ancillary plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the policy. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to us by a carrier.

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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the policy is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission payment beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

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

Certain commission amounts are subject to forfeiture when the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the policy year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the consolidated balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the consolidated balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.  Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2011,  2012 and 2013 which had a material impact on our estimate for forfeitures.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2013, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Future stock-based compensation expense is dependent upon the fair value of each option at the date each option is granted and the number of awards issued and outstanding during each period. We expect stock-based compensation expense will increase in the future to the extent the number of equity awards issued and outstanding increases.

Realizability of Long-Lived Assets

We assess the realizability of our long-lived assets, including intangible assets and goodwill, whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in our use of the assets. Additionally, we test goodwill for impairment on an annual basis on or about November 30 of each year. When performing the annual goodwill impairment test we first assess qualitative factors to determine whether it is “more likely than not” that the fair value of our reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

If events or changes in circumstances indicate the carrying value of such assets may not be recoverable, for long lived assets other than goodwill, including intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, trademarks and website addresses, we measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. For assets related to our book-of-business transfers, we compare the carrying amount of each asset to the commission revenue expected to be generated by the policies included in each respective book-of-business. Our estimates of commission revenue expected to be generated by each book-of-business include subjective judgments regarding expected policy cancellations. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment charge is calculated as the amount by which the asset grouping’s carrying value exceeds its fair value, which is defined as the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended December 31, 2011,  2012 and 2013 (dollars in thousands):

	Year Ended December 31,
	2011		2012		2013
Revenue:
Commission	$120,321	79%	$130,663	84%	$153,383	86%
Other	31,327	21	24,810	16	25,797	14
Total revenue	151,648	100	155,473	100	179,180	100
Operating costs and expenses:
Cost of revenue	8,340	5	4,783	3	5,461	3
Marketing and advertising	56,877	38	57,789	37	71,660	40
Customer care and enrollment	22,898	15	30,282	19	35,099	20
Technology and content	21,657	14	21,406	14	32,579	18
General and administrative	26,593	18	26,169	17	29,235	16
Amortization of intangible assets	2,046	1	1,615	1	1,414	1
Total operating costs and expenses	138,411	91	142,044	91	175,448	98
Income from operations	13,237	9	13,429	9	3,732	2
Other income (expense), net	(53)	0	23	0	(92)	(0)
Income before provision for income taxes	13,184	9	13,452	9	3,640	2
Provision for income taxes	6,460	4	6,370	4	1,917	1
Net income	$6,724	4%	$7,082	5%	$1,723	1%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2011	2012	2013
Marketing and advertising	$962	$1,215	$2,112
Customer care and enrollment	344	321	342
Technology and content	1,669	1,021	1,641
General and administrative	4,121	3,065	3,707
	$7,096	$5,622	$7,802

Years Ended December 31,  2011,  2012 and 2013

Revenue

The following table presents our commission, other revenue and total revenue for the years ended December 31, 2011,  2012 and 2013 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2011	$	%	December 31, 2012	$	%	December 31, 2013
Commission	$120,321	$10,342	9%	$130,663	$22,720	17%	$153,383
Percentage of total revenue	79%			84%			86%

Other	31,327	(6,517)	(21)%	24,810	987	4%	25,797
Percentage of total revenue	21%			16%			14%

Total revenue	$151,648	$3,825	3%	$155,473	$23,707	15%	$179,180

2013 compared to 2012—Commission revenue increased $22.7 million, or 17%, in the year ended December 31, 2013 compared to the year ended December 31, 2012,  due to a $13.8 million increase in non-Medicare commission revenue, consisting primarily of individual and family health insurance commission revenue and ancillary product commission revenue, and an $8.9 million increase in Medicare-related commission revenue. The increase in revenue of both Medicare-related and non-Medicare commission revenue is due to increased membership for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Other revenue increased $1.0 million, or 4%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to a $1.7 million increase in online sponsorship and advertising revenue and a $0.5 million increase in technology licensing revenue, partially offset by a $1.2 million decrease in revenue related to our Medicare lead referral revenue.  The increase in online sponsorship and advertising revenue was primarily related to individual and family health insurance plan carriers. The decrease in lead referral revenue was the result of our strategic decision to reduce the number of Medicare leads sold to third parties and to instead act as a health insurance agent to those leads.

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

 Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the years ended December 31, 2011,  2012 and 2013 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2011	$	%	December 31, 2012	$	%	December 31, 2013
Cost of revenue	$8,340	$(3,557)	(43)%	$4,783	$678	14%	$5,461
Percentage of total revenue	5%			3%			3%

2013 compared to 2012—Cost of revenue increased $0.7 million, or 14%, in the year ended December 31, 2013 compared to the year ended December 31, 2012,  due primarily to an increase of $0.4 million in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies, an increase of $0.1 million due to revenue-sharing with partners, and an increase of $0.1 million in direct costs associated with technology licensing revenue.

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

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2011,  2012 and 2013 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2011	$	%	December 31, 2012	$	%	December 31, 2013
Marketing and advertising	$56,877	$912	2%	$57,789	$13,871	24%	$71,660
Percentage of total revenue	38%			37%			40%

 2013 compared to 2012—Marketing and advertising expenses increased $13.9 million, or 24%, in the year ended December 31, 2013 compared to the year ended December 31, 2012,  primarily due to an increase of $6.6 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website, an increase of $2.7 million in online advertising costs, and an increase of $1.8 million in direct marketing costs. Also contributing to the increase was an increase of $2.0 million in compensation, benefits, stock-based compensation and other personnel costs associated with an increase in employee headcount.

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

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2011,  2012 and 2013 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2011	$	%	December 31, 2012	$	%	December 31, 2013
Customer care and enrollment	$22,898	$7,384	32%	$30,282	$4,817	16%	$35,099
Percentage of total revenue	15%			19%			20%

2013 compared to 2012—Customer care and enrollment expenses increased $4.8 million, or 16%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to additional customer care center personnel hired to service the increased enrollment in individual and family health insurance plans and Medicare-related health insurance plans. As a result, compensation, benefits, stock-based compensation, licensing and other personnel costs increased $4.2 million.

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

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2011,  2012 and 2013 and the dollar and percentage changes from the prior year (dollars in thousands):

Year Ended	Change	Year Ended	Change	Year Ended

	December 31, 2011	$	%	December 31, 2012	$	%	December 31, 2013
Technology and content	$21,657	$(251)	(1)%	$21,406	$11,173	52%	$32,579
Percentage of total revenue	14%			14%			18%

2013 compared to 2012—Technology and content expenses increased $11.2 million, or 52%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to an increase of $8.9 million in compensation, benefits, stock-based compensation, and other personnel costs, as a result of an increase in technology and content personnel. Additionally, data center infrastructure maintenance costs and depreciation expense increased $0.7 million and $0.5 million, respectively. The remainder of the increase is due to increased spending to support website operations.

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

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2011,  2012 and 2013 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2011	$	%	December 31, 2012	$	%	December 31, 2013
General and administrative	$26,593	$(424)	(2)%	$26,169	$3,066	12%	$29,235
Percentage of total revenue	18%			17%			16%

2013 compared to 2012—General and administrative expenses increased $3.1 million, or 12%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to an increase of $3.0 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in general and administrative personnel as we add infrastructure to support company growth.

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

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years ended December 31, 2011,  2012 and 2013 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2011	$	December 31, 2012	$	December 31, 2013
Amortization of intangible assets	$2,046	$(431)	$1,615	$(201)	$1,414
Percentage of total revenue	1%		1%		1%

2013 compared to 2012—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to certain acquired intangible assets becoming fully amortized in May 2012.

2012 compared to 2011—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to certain acquired intangible assets becoming fully amortized in May 2012.

Other Income (Expense), Net

The following table presents our other income (expense), net for the years ended December 31, 2011,  2012 and 2013 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2011	$	December 31, 2012	$	December 31, 2013
Other income (expense), net	$(53)	$76	$23	$(115)	$(92)
Percentage of total revenue	0%		(0)%		0%

Other income (expense), net, in 2011,  2012 and 2013 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

2013 compared to 2012  and 2012 compared to 2011—Other income (expense), net decreased in 2013 compared to 2012 due primarily to a decrease in investment interest income due to lower cash balances and declining average yields as well as higher bank fees. Other income (expense) increased in 2012 compared to 2011 due primarily to a decrease in investment management fees, which we negotiated lower as a result of a decline in the average yield we earn on our invested cash.

Provision for Income Taxes

The following table presents our provision for income taxes for the years ended December 31, 2011,  2012 and 2013 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2011	$	December 31, 2012	$	December 31, 2013
Provision for income taxes	$6,460	$(90)	$6,370	$(4,453)	$1,917
Percentage of total revenue	4%		4%		1%

2013 compared to 2012—In 2013, we recorded a provision for income taxes of $1.9 million, representing an effective tax rate of 52.7%. Our effective tax rate in 2013 was higher than our effective tax rate in 2012 of 47.4%, due primarily to a decrease in pre-tax income, which resulted in non-deductible expenses having a more significant impact on the effective tax rate during 2013.

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

Our effective tax rates for the years ended December 31, 2011,  2012 and 2013 were higher than statutory federal and state tax rates due primarily due to non-deductible lobbying expenses and for 2011 and 2012, tax shortfalls related to share-based payments.

Liquidity and Capital Resources

At December 31,  2013, our cash and cash equivalents totaled $107.1 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31,  2012, our cash and cash equivalents totaled $140.8 million. The decrease in cash and cash equivalents reflects $59.0 million used to repurchase 2.9 million shares of common stock, partially offset by cash flows generated from operations.

In  September, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock and in March, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. We completed this repurchase program in June 2013. Purchases under this program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during 2013 is summarized as follows (in thousands, except share and per share amounts):

ece

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2012 (1)	6,397,803	$14.22	$90,991
Repurchases of common stock	2,911,466	$20.27	59,007
Cumulative balance at December 31, 2013 (1)	9,309,269	$16.11	$149,998

(1)

Cumulative balances at December 31, 2012 and 2013 consist of shares repurchased in connection with our stock repurchase programs announced on September 10, 2012 and March 6, 2013, as well as a previous stock repurchase plan announced in 2011, 2010 and 2008.

(2)	Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of December  31,  2013, we have in treasury 0.2 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and 2013, we had a total of 6.6 million shares and 9.5 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31,  2011,  2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013

Net cash provided by operating activities	$22,541	$24,891	$20,947
Net cash used in investing activities	$(6,597)	$(10,096)	$(7,326)
Net cash (used in) provided by financing activities	$(20,381)	$2,440	$(47,403)

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. In the first quarter of 2012, we collected a substantial amount of lead referral payments related to Medicare leads sold during the annual enrollment period in the fourth quarter of 2011. The seasonal impact of Medicare lead referral collections was minimal in 2013 as we have transitioned away from lead referral transactions. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. The impact of the open enrollment period that began during the fourth quarter of 2013 for the purchase of major medical health individual and family insurance plans resulted in increased marketing and advertising expenses during the fourth quarter of 2013. The impact of open enrollment periods on our future cash flows is unclear. The first open enrollment period began in October 2013 and is scheduled to run through March 2014.  In addition to the initial open enrollment period scheduled to end in March 2014, the annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates of annual open enrollment period are unknown. We expect the total marketing expenses to increase, however, the expected trend and timing of the increase is unclear.

2013—Our operating activities generated cash of $20.9 million during the year ended December 31, 2013 and consisted of net income of $1.7 million, increased by non-cash items of $15.2 million and cash provided by working capital and other activities of $4.0 million. Adjustments for non-cash items primarily consisted of $1.4 million of deferred income taxes, $7.8 million of stock-based compensation expense, $3.3 million of depreciation and amortization, $3.1 million of amortization of book-of-business consideration, $0.9 million of deferred rent and $1.4 million of amortization of intangible assets. Cash provided by working capital and other activities primarily consisted of an increase of $4.3 million in accrued marketing expenses, an increase of $0.9 million in deferred revenue, a $1.0 million increase in other current liabilities and an increase of $2.0 million in accrued compensation and benefits, partially offset by a decrease of $1.7 million in accounts payable and an increase of $2.3 million in prepaid expenses and other assets. Accrued marketing expenses increased due to higher marketing and advertising expenses in the fourth quarter of 2013 related to the increased submission of health insurance applications on our website. Accrued compensation and benefits increased primarily due to increased salaries and performance and incentive bonuses related to an increased employee headcount.

2012—Our operating activities generated cash of $24.9 million during the year ended December 31, 2012 and consisted of net income of $7.1 million, increased by non-cash items of $13.6 million and cash provided by working capital and other activities of $4.2 million. Adjustments for non-cash items primarily consisted of $1.1 million of deferred income taxes, $5.6 million of stock-based compensation expense, $2.4 million of depreciation and amortization, $2.7 million of amortization of book-of-business consideration and $1.6 million of amortization of intangible assets.  Amortization of book-of-business consideration includes a $0.4 million asset impairment charge to the carrying value of an acquired Medicare book-of-business. Cash provided by working capital and other activities primarily consisted of a decrease of $3.6 million in accounts receivable, an increase of $3.7 million in accounts payable, an increase of $1.0 million in deferred revenue and an increase of $0.3 million in accrued compensation and benefits, partially offset by a decrease of $2.3 million in accrued marketing expenses and an increase of $1.1 million in prepaid expenses and other assets. Accounts payable increased due primarily to the timing of payments to our vendors, accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2011 and accounts receivable decreased due to collections.

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

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations and to support our growth, leasehold improvements related to facilities expansion and consideration paid to a partner in connection with the transfer to us of certain Medicare plan members for whom we expect to earn future commissions.

2013—Net cash used in investing activities of $7.3 million during the year ended December 31, 2013 was attributable entirely to capital expenditures. The increase in capital expenditures in 2013 as compared to 2012 primarily related to leasehold improvements as we expanded facilities during 2013.

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

Financing Activities

2013—Net cash used in financing activities of $47.4 million during the year ended December 31, 2013 was due to $59.0 million used to repurchase 2.9 million shares of our common stock and $0.9 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $9.2 million of net proceeds from the exercise of common stock options and $3.4 million of excess tax benefits from stock-based compensation.

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

In connection with the Mountain View, California lease agreement, we  entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31,  2013 (in thousands):

012

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2014	$4,063	$1,055	$5,118
2015	2,725	245	2,970
2016	2,771	-	2,771
2017	2,762	-	2,762
2018	1,938	-	1,938
Thereafter	4,565	-	4,565
Total	$18,824	$1,300	$20,124

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

ecember

	December 31, 2012	December 31, 2013
Cash (1)	$27,484	$16,935
Money market funds (2)	113,365	90,120
Total cash and cash equivalents	$140,849	$107,055

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2012 and 2013 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2012,  four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our $4.5 million outstanding accounts receivable balance. As of December 31,  2013,  two customers represented 37% and 15%, respectively, for a combined total of 52% of our $4.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2012 and December 31, 2013. We believe the potential for collection issues with any of our customers is minimal as of December 31, 2013. Accordingly, our estimate for uncollectible amounts at December 31, 2013 was not material.

Significant Customers

Substantially all revenue for the years ended December 31,  2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the years  ended December 31, 2011, 2012 and 2013  are presented in the table below:

	Year Ended December 31,
	2011	2012	2013

Humana	8%	18%	21%
WellPoint (1)	11%	13%	12%
UnitedHealthcare (2)	13%	12%	11%
Aetna (3)	8%	8%	10%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)	Aetna also includes other carriers owned by Aetna.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 12, 2014

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$140,849	$107,055
Accounts receivable	4,468	4,586
Deferred income taxes	4,098	4,459
Prepaid expenses and other current assets	6,643	8,364
Total current assets	156,058	124,464
Property and equipment, net	6,185	10,283
Deferred income taxes	2,928	4,569
Other assets	8,123	5,518
Intangible assets, net	8,911	7,496
Goodwill	14,096	14,096
Total assets	$196,301	$166,426

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,123	$4,381
Accrued compensation and benefits	8,244	10,291
Accrued marketing expenses	3,941	8,227
Deferred revenue	926	1,784
Other current liabilities	1,575	2,561
Total current liabilities	20,809	27,244
Non-current liabilities	4,625	6,165
Commitments and contingencies (see Note 7)	-	-
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	-	-
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued shares 27,006,144 and 28,300,048 at December 31, 2012 and 2013, respectively; Outstanding shares: 20,449,841 and 18,780,762 at December 31, 2012 and 2013, respectively	27	28
Additional paid-in capital	232,903	252,361
Treasury stock, at cost: 6,556,303 and 9,519,286 shares at December 31, 2012 and 2013, respectively	(90,991)	(149,998)
Retained earnings	28,743	30,466
Accumulated other comprehensive income	185	160
Total stockholders’ equity	170,867	133,017
Total liabilities and stockholders’ equity	$196,301	$166,426

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2012	2013

Revenue
Commission	$120,321	$130,663	$153,383
Other	31,327	24,810	25,797
Total revenue	151,648	155,473	179,180
Operating costs and expenses:
Cost of revenue	8,340	4,783	5,461
Marketing and advertising	56,877	57,789	71,660
Customer care and enrollment	22,898	30,282	35,099
Technology and content	21,657	21,406	32,579
General and administrative	26,593	26,169	29,235
Amortization of intangible assets	2,046	1,615	1,414
Total operating costs and expenses	138,411	142,044	175,448
Income from operations	13,237	13,429	3,732
Other income (expense), net	(53)	23	(92)
Income before provision for income taxes	13,184	13,452	3,640
Provision for income taxes	6,460	6,370	1,917
Net income	$6,724	$7,082	$1,723

Net income per share:
Basic	$0.32	$0.36	$0.09
Diluted	$0.31	$0.34	$0.09

Weighted-average number of shares used in per share amounts:
Basic	20,947	19,867	19,145
Diluted	21,703	20,753	19,846

Comprehensive income:
Net income	$6,724	$7,082	$1,723
Foreign currency translation adjustment, net of taxes	(25)	5	(25)
Comprehensive income	$6,699	$7,087	$1,698

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2010	25,531	$26	$203,231	(3,956)	$(56,202)	$14,937	$205	$162,197
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	246	-	347	-	-	-	-	347
Stock-based compensation expense	-	-	7,096	-	-	-	-	7,096
Excess tax benefits from stock-based compensation	-	-	4,690	-	-	-	-	4,690
Change in unrealized gain on investments, net of taxes	-	-	-	-	-	-	-	-
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	(25)	(25)
Repurchase of common stock	-	-	-	(1,938)	(25,355)	-	-	(25,355)
Net income	-	-	-	-	-	6,724	-	6,724
Balance at December 31, 2011	25,777	26	215,364	(5,894)	(81,557)	21,661	$180	155,674
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	1,229	1	7,451	(62)	-	-	-	7,452
Stock-based compensation expense	-	-	5,622	-	-	-	-	5,622
Excess tax benefits from stock-based compensation	-	-	4,466	-	-	-	-	4,466
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	5	5
Repurchase of common stock	-	-	-	(600)	(9,434)	-	-	(9,434)
Net income	-	-	-	-	-	7,082	-	7,082
Balance at December 31, 2012	27,006	27	232,903	(6,556)	(90,991)	28,743	185	170,867
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	1,294	1	8,273	(52)	-	-	-	8,274
Stock-based compensation expense	-	-	7,802	-	-	-	-	7,802
Excess tax benefits from stock-based compensation	-	-	3,383	-	-	-	-	3,383
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	(25)	(25)
Repurchase of common stock	-	-	-	(2,911)	(59,007)	-	-	(59,007)
Net income	-	-	-	-	-	1,723	-	1,723
Balance at December 31, 2013	28,300	$28	$252,361	(9,519)	$(149,998)	$30,466	$160	$133,017

The accompanying notes are an integral part of these consolidated financial statements.

 EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2012	2013
Operating activities
Net income	$6,724	$7,082	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	914	1,071	(1,368)
Depreciation and amortization	2,358	2,411	3,266
Amortization of book-of-business consideration	843	2,724	3,147
Amortization of intangible assets	2,046	1,615	1,414
Stock-based compensation expense	7,096	5,622	7,802
Deferred rent	35	176	927
Changes in operating assets and liabilities:
Accounts receivable	3,383	3,587	(118)
Prepaid expenses and other current assets	1,769	(1,097)	(2,257)
Accounts payable	(1,948)	3,732	(1,742)
Accrued compensation and benefits	363	336	2,026
Accrued marketing expenses	2,551	(2,254)	4,285
Deferred revenue	(2,471)	979	885
Other current liabilities	(1,122)	(1,093)	957
Net cash provided by operating activities	22,541	24,891	20,947

Investing activities
Purchases of property and equipment	(2,407)	(3,853)	(7,326)
Consideration paid in connection with book-of-business transfers	(4,190)	(6,243)	-
Net cash used in investing activities	(6,597)	(10,096)	(7,326)

Financing activities
Net proceeds from exercise of common stock options	899	8,445	9,217
Cash used to net-share settle equity awards	(552)	(994)	(943)
Excess tax benefits from stock-based compensation	4,690	4,466	3,383
Repurchase of common stock	(25,355)	(9,434)	(59,007)
Principal payments in connection with capital leases	(63)	(43)	(53)
Net cash used in financing activities	(20,381)	2,440	(47,403)

Effect of exchange rate changes on cash and cash equivalents	(30)	7	(12)

Net increase (decrease) in cash and cash equivalents	(4,467)	17,242	(33,794)
Cash and cash equivalents at beginning of period	128,074	123,607	140,849
Cash and cash equivalents at end of period	$123,607	$140,849	$107,055

Supplemental disclosure of non-cash activities
Book-of-business transfers	$902	$53	$-
Capital lease obligations incurred	$71	$135	$30

Supplemental disclosure of cash flows
Cash paid for interest	$16	$23	$21
Cash paid for income taxes, net of refunds	$1,718	$1,879	$53

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

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, fair value of our Medicare  books-of-business, recoverability of intangible assets, estimates for commission forfeitures, valuation allowance for deferred income taxes, provision for income taxes, our assessment whether internal use software and website development costs will result in additional functionality and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

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

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Capital lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income. Depreciation and amortization is computed using the straight-line method based on estimated useful lives as follows:

Computer equipment and software	3 to 5 years
Office equipment and furniture	5 years
Leasehold improvements	Lesser of useful life (typically 5 to 10 years) or related lease term

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

Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, certain trademarks and website addresses, are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate a reduction in their fair values below their respective carrying amounts.

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

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives in the fourth quarter of 2013 and determined no adjustments to the remaining lives were required.

Book-of-Business Transfers—We have entered into several agreements with a broker partner, whereby the partner has transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these books-of-business amounted to $13.9 million, of which $6.3 million is related to transfers during 2012. Consideration for these books-of-business is included in Prepaid Expenses and Other Current Assets and in Other Assets in the accompanying consolidated balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to Cost of Revenue in the consolidated statements of comprehensive income and is presented as Amortization of Book-of-Business Consideration in the consolidated statements of cash flows as we recognize commission revenue related to the transferred Medicare plan members, over a period of up to five years. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter. Amortization expense recorded to cost of revenue for these books-of-business for the years ended December 31, 2011,  2012 and 2013 totaled $0.8 million, $2.7 million and $3.1 million, respectively. Cash consideration paid in connection with the book-of-business transfers is presented under Investing activities in the consolidated statements of cash flows. In 2011 and 2012, we offset a portion of the total consideration against outstanding accounts receivable from the partner.

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

Commission Revenue—For individual and family, Medicare Supplement, small business and ancillary plans, our compensation generally represents a  flat amount per member per month or a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual and family, Medicare Supplement, small business and ancillary plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the policy. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to us by a carrier.

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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the policy is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission payment beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy.  We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance policy has been cancelled, our no longer remaining the agent on the policy, or when our commission term with the carrier expires, typically six years from the effective date of the policy, or longer depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

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

Marketing and Advertising Expenses—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Advertising costs incurred in the years ended December 31, 2011,  2012 and 2013 totaled $49.2 million, $50.3 million and $63.4 million, respectively.

Our direct channel expenses primarily consist of costs for e-mail marketing and may also include costs for television advertising, radio advertising, print advertising and direct mail marketing. Advertising costs for our direct channel are expensed the first time the related advertising takes place. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Our online advertising channel expenses primarily consist of paid keyword search advertising on search engines. Advertising costs for our marketing partner channel and our online advertising channel are expensed as incurred.

Research and Development Expenses—Research and development expenses consist primarily of compensation and related expenses incurred for enhancements to the functionality of our website. Research and development costs, which totaled $7.3 million, $8.4 million and $10.1 million for the years ended December 31, 2011,  2012 and 2013, respectively, are included in technology and content expense in the accompanying consolidated statements of comprehensive income.

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software; however, we usually expense as incurred website development costs for new features and functionalities because it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our website. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. During the year ended December 31, 2013,  we capitalized $0.2 million in website development costs.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2013, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

Seasonality— In years prior to 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. This trend changed in the fourth quarter of 2013 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, which began on October 1, 2013 and is scheduled to run through March 31, 2014. The number of submitted individual and family plan applications increased, relative to historical levels, during the fourth quarter of 2013.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, in years prior to 2013 marketing and advertising expenses related to individual and family health insurance plans have been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans have been highest in our third and fourth quarters. However, the historical trend of marketing and advertising expenses related to individual and family health insurance plans was impacted by the initial open enrollment period for individual and family plans that began in October 2013. These expenses increased in the fourth quarter of 2013 relative to historical levels, consistent with the increase in submitted applications.

Additionally, in preparation for the Medicare annual enrollment period, and to a lesser extent the initial open enrollment period for individual and family plans, we begin ramping up our customer care center staff during our second and third quarters to handle increased volume of health insurance transactions during the fourth quarter. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters.

Based on these seasonal trends, historically our revenue is highest in the fourth quarter of the year and our profitability is relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year. The future impact of annual open enrollment periods for individual and family health insurance on our submitted applications and marketing and advertising expenses is unclear.

Recent Accounting Pronouncements—Effective January 1, 2013, we adopted an accounting standards update with new guidance on the presentation of reclassifications from accumulated other comprehensive income to net income. This standard requires an entity to present reclassifications from accumulated other comprehensive income to net income either on the face of the consolidated financial statements or in the notes to the consolidated financial statements. In the year ended December 31, 2013 we did not have any reclassifications from accumulated other comprehensive income to net income.

In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity. The update also requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this standards update will have a material impact on our consolidated financial statements.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2012 and 2013, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2012 and 2013, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2011, 2012 and 2013.

As of December 31, 2012 and 2013, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2012	December 31, 2013
Cash	$27,484	$16,935
Money market funds	113,365	90,120
Total cash and cash equivalents	$140,849	$107,055

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2012 and 2013.

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

Accounts Receivable—We do not require collateral or other security for our accounts receivable. As of December 31, 2012,  four customers represented 25%, 22%, 14% and 11%, respectively, for a combined total of 72% of our $4.5 million outstanding accounts receivable balance. As of December 31, 2013,  two customers represented 37% and 15%, respectively, for a combined total of 52% of our $4.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2012 and December 31, 2013. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2013. Accordingly, our estimate for uncollectible amounts at December 31, 2013 was not material.

As of December 31, 2012 and 2013, our accounts receivable consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Accounts receivable – for other revenues	$3,319	$2,322
Commissions receivable	1,149	2,264
Total accounts receivable	$4,468	$4,586

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2012	2013
Book-of-business transfers, net (current)	$3,219	$2,937
Income tax receivable	1,133	1,405
Prepaid maintenance contracts (current)	1,027	1,794
Prepaid insurance	404	534
Prepaid rent	269	364
Other assets (current)	591	1,330
Prepaid expenses and other current assets	$6,643	$8,364

Property and Equipment—Property and equipment consisted of the following (in thousands):

	As of December 31,
	2012	2013
Computer equipment and software	$13,393	$14,929
Office equipment and furniture	2,272	3,087
Leasehold improvements	1,084	3,279
Property and equipment, gross	16,749	21,295
Less accumulated depreciation and amortization	(10,564)	(11,012)
Property and equipment, net	$6,185	$10,283

Depreciation and amortization expense related to property and equipment totaled $2.4 million, $2.4 million and $3.3 million in the years ended December 31, 2011,  2012 and 2013, respectively.

Other Assets—Other assets consisted of the following (in thousands):

Non-
	As of December 31,
	2012	2013
Book-of-business transfers, net (non-current)	$7,313	$4,447
Security deposits	506	466
Capitalized project costs	153	280
Prepaid maintenance contracts (non-current)	151	325
Other assets	$8,123	$5,518

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

The carrying amounts,  accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived non-amortizable intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average useful life is as of December 31, 2013):

	December 31, 2012			December 31, 2013			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	December 31, 2013
Technology	$1,752	$(933)	$819	$1,752	$(1,277)	$475	1.4 years
Pharmacy and customer relationships	10,410	(3,287)	7,123	10,410	(4,267)	6,143	6.3 years
Trade names, trademarks and website addresses	907	(245)	662	907	(336)	571	6.3 years
Total intangible assets subject to amortization	$13,069	$(4,465)	8,604	$13,069	$(5,880)	7,189
Indefinite-lived trademarks			307			307	Indefinite
Intangible assets			$8,911			$7,496

During the years ended December 31, 2011,  2012 and 2013, amortization expense related to intangible assets totaled  $2.0 million, $1.6 million and $1.4 million, respectively. Amortization expense for the year ended December 31, 2011 includes an impairment charge of $0.3 million related to certain acquired intangible assets.

As of December 31, 2013, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total

2014	345	979	91	1,415
2015	118	979	91	1,188
2016	5	979	91	1,075
2017	5	979	91	1,075
2018	2	959	91	1,052
Thereafter	-	1,268	116	1,384
Total	$475	$6,143	$571	$7,189

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2012	2013
Payable to carriers – estimate for forfeitures	$1,245	$1,860
Professional fees	154	380
Other accrued expenses	176	321
Total other current liabilities	$1,575	$2,561

Non-current Liabilities—Non-current liabilities consisted of the following (in thousands):

	As of December 31,
	2012	2013
Deferred rent – non-current	$301	$1,210
Income tax payable – non-current	3,860	4,493
Other non-current liabilities	464	462
Total non-current liabilities	$4,625	$6,165

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

As of December 31, 2012 and 2013, our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

The determination of fair value of the acquired book-of-business for which a $0.4 million impairment charge was recorded during 2012 was classified as a Level 3 fair value assessment because of the use of unobservable inputs in the calculation. We utilized an income approach, under which the fair value of the book of business was determined based on the present value of the estimated future cash flows using the expected present value technique. Under the expected present value technique possible cash flows are probability-weighted to determine an expected cash flow. The discount rate used was adjusted from a risk-free rate to reflect a market risk premium. The unobservable inputs used to calculate the fair value of the book-of-business included the projected cash flows and the market risk premium added to the discount rate. We determined that the fair value of the impaired Medicare book-of-business asset was $1.3 million as of December 31, 2012.

Note 4 – Stockholders’ Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2012 and 2013, there were no shares of preferred stock outstanding.

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

Shares Reserved—We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2012	2013
Common stock:
Stock options issued and outstanding	2,956	1,979
Restricted stock units issued and outstanding	381	779
Shares available for grant	3,982	4,085
Total shares reserved	7,319	6,843

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

Our stock options and restricted stock awards granted under the 2006 Plan and the 1998 and 2005 Stock Plans (collectively, the “Stock Plans”) generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant. As of

December 31, 2013, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

In 2011, 2012 and 2013, we issued restricted stock units with both service and performance-based vesting criteria to our executive officers. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria granted in the fiscal years 2011 and 2012 were the fiscal years ending December 31, 2011 and 2012, respectively, and the measurement of achievement was based on our revenue, non-GAAP operating earnings and EBITDA results for the fiscal years ending December 31, 2011 and 2012, respectively. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria granted in the fiscal year 2013 is the fiscal years ending December 31, 2013 and 2014, and the measurement of achievement is based on our revenue results for the fiscal years ending December 31, 2013 and 2014. The amount of expense recorded for the performance-based restricted stock units is based on expected attainment of performance criteria and is expensed over the respective service period of the awards. Our performance-based restricted stock units are granted pursuant to the terms of our 2006 Plan. Shares earned and eligible to vest will vest one-third annually following the performance-based contingency period for performance-based restricted stock units granted in 2011 and 2012. Shares earned and eligible to vest will vest annually during a four year service period following the performance-based contingency period for performance-based restricted stock units granted in 2013.

The following table summarizes activity under our Stock Plans (in thousands):

Shares Available for Grant (1)
Shares available for grant December 31, 2010	3,283
Reduction in number of authorized shares (2)	(5)
Additional shares authorized (3)	863
Restricted stock units granted (4)	(323)
Options granted	(278)
Restricted stock units cancelled (5)	79
Options cancelled	251
Shares available for grant December 31, 2011	3,870
Reduction in number of authorized shares (2)	(2)
Additional shares authorized (3)	795
Restricted stock units granted (4)	(265)
Options granted	(846)
Restricted stock units cancelled (5)	121
Options cancelled	309
Shares available for grant December 31, 2012	3,982
Additional shares authorized (3)	818
Restricted stock units granted (4)	(595)
Options granted	(227)
Restricted stock units cancelled (5)	24
Options cancelled	83
Shares available for grant December 31, 2013	4,085

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.
(2)

The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our initial public offering in October 2006, resulting in reductions in the total number of shares authorized for issuance.

(3)

On January 1, 2011,  2012 and 2013, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

(4)	2011, 2012 and 2013 include grants of restricted stock units with both service and performance-based vesting criteria to our executive officers.
(5)	2011, 2012 and 2013 include cancelled restricted stock units with both service and performance-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2010	3,491	$11.62	4.69	$16,349
Granted	278	$12.93
Exercised	(106)	$8.50		$638
Cancelled	(251)	$17.93
Balance outstanding at December 31, 2011	3,412	$11.36	3.80	$17,078
Granted	846	$17.76
Exercised	(993)	$8.51		$10,512
Cancelled	(309)	$18.39
Balance outstanding at December 31, 2012	2,956	$13.41	3.91	$41,642
Granted	227	$28.82
Exercised	(1,121)	$8.22		$22,486
Cancelled	(83)	$18.40
Balance outstanding at December 31, 2013	1,979	$17.91	4.20	$56,569
Vested and expected to vest after December 31, 2013	1,919	$17.80	4.15	$55,046
Exercisable at December 31, 2013	1,202	$16.27	3.32	$36,322

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31 of each year presented and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the years ended December  31,  2011,  2012 and 2013 was $4.6 million, $2.4 million and $3.3 million, respectively. As of December 31, 2013, there was $5.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the next 2.9 years.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2010	370	$17.80	2.22	$4,816
Granted	323	$12.55
Vested	(140)	$17.59
Cancelled	(79)	$16.06
Balance outstanding at December 31, 2011	474	$14.72	1.92	$6,958
Granted	265	$17.61
Vested	(237)	$15.49
Cancelled	(121)	$14.04
Balance outstanding at December 31, 2012	381	$16.21	2.22	$10,464
Granted	595	$20.73
Vested	(173)	$15.78
Cancelled	(24)	$17.33
Balance outstanding at December 31, 2013	779	$19.57	2.30	$36,220

(1)	Includes restricted stock units with both service and performance-based vesting criteria granted to our executive officers.
(2)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31 multiplied by the number of restricted stock units outstanding.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period. The total grant date fair value of restricted stock units vested during the years ended December  31,  2011,  2012 and 2013 was $1.8 million, $3.8 million and $3.5 million, respectively. As of December 31, 2013, there was $10.7 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over the next 2.3 years.

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

On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock and on  March 6, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. Purchases under this program were made in the open market. The cost of the repurchased shares was funded from available working capital. We completed repurchasing common stock under this program in June 2013 having repurchased 2,957,179 shares for $60.0 million at an average price of $20.29 per share.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the year ended December 31, 2011,  2012 and 2013 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2010	3,904,652	$14.39	$56,203
Repurchases of common stock during 2011	1,893,154	$13.39	25,354
Cumulative balance at December 31, 2011	5,797,806	$14.07	81,557
Repurchases of common stock during 2012	599,997	$15.72	9,434
Cumulative balance at December 31, 2012	6,397,803	$14.22	90,991
Repurchases of common stock during 2013	2,911,466	$20.27	59,007
Cumulative balance at December 31, 2013	9,309,269	$16.11	$149,998

(1)	Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of December  31,  2013, we have in treasury an additional 210,017 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2012 and 2013, we had a total of 6,556,303 shares and 9,519,286 shares, respectively, held in treasury.

Stock-Based Compensation—The fair value of stock options granted to employees for the years ended December  31, 2011, 2012 and 2013 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2011	2012	2013

Expected term	4.6 years	4.6 years	4.3 years

Expected volatility	49.3%	43.9%	39.3%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.74%	0.85%	0.96%
Weighted-average grant date fair value	$5.51	$6.65	$9.52

The following table summarizes stock-based compensation expense recorded during the years ended December  31,  2011,  2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013

Common stock options	$3,712	$2,787	$2,817
Restricted stock units	3,384	2,835	4,985
Total stock-based compensation expense	$7,096	$5,622	$7,802

The following table summarizes stock-based compensation expense by operating function for the years ended December  31,  2011,  2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013

Marketing and advertising	$962	$1,215	$2,112
Customer care and enrollment	344	321	342
Technology and content	1,669	1,021	1,641
General and administrative	4,121	3,065	3,707
Total stock-based compensation expense	$7,096	$5,622	$7,802

Note 5 – Income Taxes

The components of our income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
United States	$13,327	$13,475	$3,412
Foreign	(143)	(23)	228
Income before provision for income taxes	$13,184	$13,452	$3,640

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$5,179	$5,009	$3,650
State	828	373	269
Total current	6,007	5,382	3,919
Deferred:
Federal	620	819	(1,914)
State	(167)	169	(88)
Total deferred	453	988	(2,002)
Provision for income taxes	$6,460	$6,370	$1,917

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate:

Year Ended December 31,
2011	2012	2013

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.0	3.5	3.9
Non-qualified stock option shortfalls, net	3.7	6.5	—
Lobbying	7.0	4.7	17.4
Research and development tax credits	(0.5)	—	(8.8)
Stock-based compensation	0.7	0.4	1.2
Section 162(m) limitation	—	0.2	2.3
Other	0.1	(2.9)	1.7
Effective tax rate	49.0%	47.4%	52.7%

Our effective tax rates in 2011, 2012 and 2013 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and for 2011 and 2012, tax shortfalls related to share-based payments.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards.  Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2012	2013
Deferred tax assets:
Federal, state and foreign net operating loss carry forwards	$2,995	$1,953
Federal and state tax credit carry forwards	507	599
Stock-based compensation	3,963	4,584
Accruals and reserves	2,293	2,953
Intangible assets	1,175	1,969
Other	831	905
Gross deferred tax assets	11,764	12,963
Valuation allowance	(612)	(595)
Total deferred tax assets	11,152	12,368
Deferred tax liabilities – intangible assets	(3,125)	(2,617)
Deferred tax liabilities – fixed assets	(1,001)	(723)
Total net deferred tax assets	$7,026	$9,028

Net deferred tax assets – current	$4,098	$4,459
Net deferred tax assets – non-current	2,928	4,569
Total net deferred tax assets	$7,026	$9,028

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

The changes in our net valuation allowance for the years ended December 31, 2012 and 2013 were not material.

For tax return purposes, we had net operating loss carry forwards at December 31, 2013 of approximately $9.1 million and $70.9 million for federal income tax and state income tax purposes, respectively. Included in the state net operating loss carry forward are unrealized state net operating loss deductions resulting from stock option exercises of approximately $59.4 million. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2023 and 2016, respectively. The federal net operating loss carry forward is subject to an annual limitation of approximately $2.5 million due to section 382 of the Internal Revenue Code.  Approximately $2.5 million of the state net operating loss carry forward is subject to an annual limitation of approximately $0.1 million due to section 382 of the Internal Revenue Code.

In September 2008, the state of California approved its budget for fiscal year ending June 30, 2009, which contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss and tax credit carry forwards to reduce our state income taxes payable. In October 2010, the state of California approved its budget for fiscal year ending June 30, 2011, which again contained changes to the California tax law which substantially limited our ability to utilize available state net operating loss carry forwards to reduce our state income taxes payable. The changes in the California tax law did not impact our effective tax rates for 2011, 2012 and 2013, nor will they affect the amount of net operating loss or tax credit carry forwards that we expect to ultimately use to offset future California taxes, but the changes did limit the amount of net operating loss carry forwards we were able to utilize to reduce our taxes payable during 2011. As a result, we experienced an increase in cash taxes payable to the state of California during the year ended December 31, 2011.

During the years ended December 31, 2011, 2012 and 2013 we utilized excess tax benefits related to share-based payments, which resulted in a decrease in cash generated from operating activities and a corresponding increase in cash generated from financing activities of $4.7 million, $4.5 million and $3.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.

At December 31, 2013, we had tax credit carry forwards of approximately $1.6 million and $1.2 million for federal income tax and state income tax purposes, respectively. Federal tax credit carry forwards begin expiring in 2020 and state tax credits carry forward indefinitely.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2010	$3,287
Increases based on tax positions related to the prior year	23
Additions based on tax positions related to the current year	989
Settlements	—
Balance at December 31, 2011	4,299
Decreases based on tax positions related to the prior year	(45)
Additions based on tax positions related to the current year	296
Settlements	—
Balance at December 31, 2012	4,550
Increases based on tax positions related to the prior year	223
Lapse of statute of limitations	(66)
Additions based on tax positions related to the current year	890
Settlements	—
Balance at December 31, 2013	$5,597

As of December 31, 2012 and 2013, there were $3.7 million and $4.6 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate.

All tax years after 1998 are open to examination and adjustment due to our net operating losses.

The Company’s 2009 and 2010 California income tax returns have been selected for audit by the Franchise Tax Board.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2012	2013
Basic:
Numerator:
Net income allocated to common stock	$6,724	$7,082	$1,723

Denominator:
Net weighted average number of common stock shares outstanding	20,947	19,867	19,145

Net income per share—basic:	$0.32	$0.36	$0.09

Diluted:
Numerator:
Net income allocated to common stock	$6,724	$7,082	$1,723

Denominator:
Net weighted average number of common stock shares outstanding	20,947	19,867	19,145
Weighted average number of options	693	774	548
Weighted average number of restricted stock units	63	112	153
Total common stock shares used in per share calculation	21,703	20,753	19,846

Net income per share—diluted:	$0.31	$0.34	$0.09

For each of the years ended December  31,  2011,  2012 and 2013, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2011	2012	2013
Common stock options	1,833	1,276	92
Restricted stock units	85	4	6
Total	1,918	1,280	98

Note 7 – Commitments and Contingencies

Operating Lease Obligations

We lease our office, operating facilities and certain of our equipment and furniture and fixtures under various operating leases, the latest of which expires in July 2023. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

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

In connection with the Mountain View, California lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. Future minimum payments will total approximately $2.1 million over the term of the lease.

Total rent expense under all operating leases was approximately $4.0 million, $4.3 million and $4.8 million for the years ended December 31, 2011,  2012 and 2013, respectively.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2013 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2014	$4,063	$1,055	$5,118
2015	2,725	245	2,970
2016	2,771	-	2,771
2017	2,762	-	2,762
2018	1,938	-	1,938
Thereafter	4,565	-	4,565
Total	$18,824	$1,300	$20,124

Legal Proceedings—In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2012 and 2013, we were not involved in any claims against us that were material and, accordingly, did not record any related liabilities as of December 31, 2012 and 2013.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request. As such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2012 or 2013.

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

Geographic Information—As of December 31, 2012 and 2013, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	December 31, 2012	December 31, 2013

United States	$37,037	$37,046
China	278	347
Total	$37,315	$37,393

Significant Customers—Substantially all revenue for the years ended December  31,  2011,  2012 and 2013 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December  31,  2011,  2012 and 2013 are presented in the table below:

	Year Ended December 31,
	2011	2012	2013

Humana	8%	18%	21%
WellPoint (1)	11%	13%	12%
UnitedHealthcare (2)	13%	12%	11%
Aetna (3)	8%	8%	10%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)	Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 86%, 75% and 69%  of our total commission revenue in the years ended December  31,  2011,  2012 and 2013, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health insurance plan offerings, small business or other ancillary products such as short-term, stand-alone dental, life, accident, vision, travel and student insurance plan offerings.

Note 9 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2013 and 2012 is as follows (in thousands, except per share amounts):

2013	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year

Revenue	$43,207	$39,800	$42,008	$54,165	$179,180
Income (loss) from operations	3,941	2,031	403	(2,644)	3,732
Net income (loss)	2,361	1,146	174	(1,960)	1,723
Net income (loss) per share:
Basic	$0.11	$0.06	$0.01	$(0.11)	$0.09
Diluted	$0.11	$0.06	$0.01	$(0.11)	$0.09

2012	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year

Revenue	$37,075	$35,507	$37,586	$45,305	$155,473
Income from operations	3,909	4,135	1,075	4,310	13,429
Net income	2,125	2,305	205	2,447	7,082
Net income per share:
Basic	$0.11	$0.12	$0.01	$0.12	$0.36
Diluted	$0.10	$0.11	$0.01	$0.11	$0.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2013, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31,  2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (1992 framework) (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of eHealth, Inc. and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 12, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

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

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2013,  one of our directors is party to individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the director.

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

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

March 12, 2014

eHealth, Inc.

/ s / GARY L. LAUER Gary L. Lauer Chief Executive Officer	/ s / STUART M. HUIZINGA Stuart M. Huizinga Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2014.

Signature	Title

/s/ GARY L. LAUER	Chief Executive Officer (Principal Executive Officer) and
Gary L. Lauer	Chairman of the Board of Directors

/s/ STUART M. HUIZINGA	Chief Financial Officer (Principal Financial
Stuart M. Huizinga	and Accounting Officer)

/s/ SCOTT N. FLANDERS	Director
Scott N. Flanders

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ LAWRENCE M. HIGBY	Director
Lawrence M. Higby

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ ELLEN O. TAUSCHER	Director
Ellen O. Tauscher

/s/ WILLIAM T. SHAUGHNESSY	Director
William T. Shaughnessy

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	1998 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.3	2004 Stock Plan for eHealth China	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.4*	2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.5*	2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.5.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.5*	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.5.6*	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.5.7*	Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009

10.5.8*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.5.9*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.6*	Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6.1*	Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007
10.6.2*	Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.6.3*	Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2010
10.7*	Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.8*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.9	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.9.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009

10.9.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.9.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.10	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.10.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.10.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.11

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
10.11.1

Appendix 3 to Office Lease Contract, dated November 25, 2007, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

		Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008

10.11.2	Amendment Two to Property Management Service Contract, effective January 16, 2008, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008
10.11.3

Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

		Quarterly Report on Form 10-Q (File No. 001-33071)	May 12, 2008
10.11.4

Appendix 5 to Office Lease Contract, dated May 19, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

		Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.11.5

Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.

		Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.11.6	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.12*	Executive Bonus Plan 2012	Quarterly Report on Form 10-Q (File No. 001-33071)	May 8, 2012
10.12.1*	Executive Bonus Plan 2013	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.13*	eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 21, 2009
10.14	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012

10.14.1		First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 7, 2013
10.15*		Employment Agreement, dated March 9, 2012, between eHealth, Inc. and William Shaughnessy.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.16		Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.17		Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. And Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013
21.1	‡	List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2013
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†

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