Form 10-Q
period 2014-03-31
eHealth, Inc.
filed 2014-05-09
CIK 1333493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2014 was 19,023,927 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2013	March 31, 2014
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$107,055	$98,228
Accounts receivable	4,586	8,386
Deferred income taxes	4,459	5,323
Prepaid expenses and other current assets	8,364	10,422
Total current assets	124,464	122,359
Property and equipment, net	10,283	10,411
Deferred income taxes	4,569	5,333
Other assets	5,518	5,074
Intangible assets, net	7,496	11,949
Goodwill	14,096	14,096
Total assets	$166,426	$169,222

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,381	$2,407
Accrued compensation and benefits	10,291	8,900
Accrued marketing expenses	8,227	11,408
Deferred revenue	1,784	1,695
Other current liabilities	2,561	2,791
Total current liabilities	27,244	27,201
Non-current liabilities	6,165	5,897

Stockholders’ equity:
Common stock	28	29
Additional paid-in capital	252,361	257,004
Treasury stock, at cost	(149,998)	(149,998)
Retained earnings	30,466	28,913
Accumulated other comprehensive income	160	176
Total stockholders’ equity	133,017	136,124
Total liabilities and stockholders’ equity	$166,426	$169,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2013	2014

Revenue
Commission	$38,251	$45,577
Other	4,956	5,363
Total revenue	43,207	50,940
Operating costs and expenses:
Cost of revenue	2,651	2,113
Marketing and advertising	14,835	23,109
Customer care and enrollment	7,166	9,713
Technology and content	6,741	10,467
General and administrative	7,519	8,294
Amortization of intangible assets	354	354
Total operating costs and expenses	39,266	54,050
Income (loss) from operations	3,941	(3,110)
Other expense, net	(25)	(39)
Income (loss) before provision for income taxes	3,916	(3,149)
Provision (benefit) for income taxes	1,555	(1,596)
Net income (loss)	$2,361	$(1,553)

Net income (loss) per share:
Basic	$0.11	$(0.08)
Diluted	$0.11	$(0.08)

Weighted-average number of shares used in per share amounts:
Basic	20,571	18,849
Diluted	21,166	18,849

Comprehensive income (loss):
Net income (loss)	$2,361	$(1,553)
Foreign currency translation adjustment	(3)	16
Comprehensive income (loss)	$2,358	$(1,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2014

Operating activities
Net income (loss)	$2,361	$(1,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(2,887)	(1,608)
Depreciation and amortization	642	999
Amortization of book-of-business consideration	2,097	1,574
Amortization of intangible assets	354	354
Stock-based compensation expense	1,634	2,445
Deferred rent and other	3	8
Changes in operating assets and liabilities:
Accounts receivable	(2,896)	(3,800)
Prepaid expenses and other assets	568	(3,496)
Accounts payable	(1,595)	(1,973)
Accrued compensation and benefits	(1,614)	(1,385)
Accrued marketing expenses	108	3,181
Deferred revenue	438	(382)
Other current liabilities	249	226
Net cash used in operating activities	(538)	(5,410)

Investing activities
Purchases of property and equipment	(1,539)	(1,115)
Purchase of intangible assets	-	(4,500)
Net cash used in investing activities	(1,539)	(5,615)

Financing activities
Net proceeds from exercise of common stock options	1,223	2,283
Cash used to net-share settle equity awards	(820)	(3,304)
Excess tax benefits from stock-based compensation	3,457	3,220
Repurchase of common stock	(29,007)	-
Principal payments in connection with capital leases	(13)	(13)
Net cash (used in) provided by financing activities	(25,160)	2,186

Effect of exchange rate changes on cash and cash equivalents	(2)	12

Net decrease in cash and cash equivalents	(27,239)	(8,827)
Cash and cash equivalents at beginning of period	140,849	107,055
Cash and cash equivalents at end of period	$113,610	$98,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is the leading online source of health insurance for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, Medicare-related, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans.  Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2014 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 12, 2014. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2014, its results of operations for the three months ended March 31, 2013 and 2014 and its cash flows for the three months ended March 31, 2013 and 2014. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2014.

Seasonality—In years prior to 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. This trend changed in the fourth quarter of 2013 and the first quarter of 2014 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period, which began on October 1, 2013 and ended on March 31, 2014, as mandated by the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Accordingly, the number of submitted individual and family plan applications increased significantly, relative to historical levels, during the fourth quarter of 2013 and the first quarter of 2014.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, in years prior to 2013, marketing and advertising expenses related to individual and family health insurance plans have been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans have been highest in our third and fourth quarters. However, the historical trend of marketing and advertising expenses related to individual and family health insurance plans was impacted by the initial open enrollment

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period for individual and family plans that began in October 2013. These expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, consistent with the increase in submitted applications.

Based on these seasonal trends, historically our revenue was highest in the fourth quarter of the year and our profitability was  highest in the first quarter. However, in connection with the initial open enrollment period for individual and family plans which began on October 1, 2013 and ended on March 31, 2014, we experienced a loss in both the fourth quarter of 2013 and the first quarter of 2014 as a result of significantly higher marketing and advertising expenses due to an increase in the number of individual and family health insurance applications during the health care reform annual enrollment period.

Recently Adopted Accounting Standards—Effective January 1, 2014, we adopted an accounting standards update with new guidance on the presentation of unrecognized tax benefits. This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Effective January 1, 2014, we adopted an accounting standards update with new guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity. This standard requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2013 and March 31, 2014, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2013 and March 31, 2014, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2013 and 2014.

As of December 31, 2013 and March 31, 2014, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2013	March 31, 2014

Cash	$16,935	$17,107
Money market funds	90,120	81,121
Total cash and cash equivalents	$107,055	$98,228

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2013 and March 31, 2014.

Accounts Receivable—As of December 31, 2013 and March 31, 2014, our accounts receivable consisted of the following (in thousands):

	December 31, 2013	March 31, 2014

Accounts receivable - from other revenues	$2,322	$1,711

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commissions receivable	2,264	6,675
Total accounts receivable	$4,586	$8,386

Intangible Assets—On March 31, 2014, we purchased an internet domain name, www.Medicare.com, for $4.8 million. Cash consideration paid in connection with the purchase of the domain name totaled $4.5 million. The consideration paid also included $0.3 million of outstanding receivables from the owner of the domain name that were settled upon completion of the purchase. The related intangible asset was assigned an indefinite useful life. The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived non-amortizable intangible trademarks and website addresses, are presented in the tables below (dollars in thousands, weighted-average useful life is as of March 31, 2014):

	December 31, 2013			March 31, 2014			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	March 31, 2014
Technology	$1,752	$(1,277)	$475	$1,752	$(1,364)	$388	1.1 years
Pharmacy and customer relationships	10,410	(4,267)	6,143	10,410	(4,512)	5,898	6.0 years
Trade names, trademarks and website addresses	907	(336)	571	907	(358)	549	6.1 years
Total intangible assets subject to amortization	$13,069	$(5,880)	7,189	$13,069	$(6,234)	6,835
Indefinite-lived trademarks and domain names			307			5,114	Indefinite
Intangible assets			$7,496			$11,949

During both the three months ended March 31, 2013 and 2014, amortization expense related to intangible assets totaled $354,000.

As of March 31, 2014, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total

2014 (nine months)	258	734	69	1,061
2015	118	979	91	1,188
2016	5	979	91	1,075
2017	5	979	91	1,075
2018	2	959	91	1,052
Thereafter	-	1,268	116	1,384
Total	$388	$5,898	$549	$6,835

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant (1)
Shares available for grant December 31, 2013	4,085
Additional shares authorized (2)	751
Restricted stock units granted	-

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options granted	-
Restricted stock units cancelled	3
Options cancelled	6
Shares available for grant March 31, 2014	4,845

(1)	Shares available for grant do not include treasury stock shares that could also become available for grant if we determined to do so.

(2)	On January 1, 2014, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2013	1,979	$17.91	4.20	$56,569
Granted	-	$-
Exercised	(137)	$16.63		$4,643
Cancelled	(6)	$17.90
Balance outstanding at March 31, 2014	1,836	$18.01	3.98	$60,218
Vested and expected to vest at March 31, 2014	1,767	$17.86	3.92	$58,187
Exercisable at March 31, 2014	1,162	$16.29	3.16	$40,095

(1)

The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2013 and March 31, 2014 and the exercise price of in-the-money options as of those dates.

The total grant date fair value of stock options vested during the three months ended March 31, 2013 and 2014 was $1.3 million and  $0.6 million, respectively.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity, including performance-based restricted stock unit activity, under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2013	779	$19.57	2.30	$36,220
Granted	-	-
Vested	(163)	$17.42
Cancelled	(3)	$18.58
Balance outstanding as of March 31, 2014	613	$20.14	2.18	$31,120

(1)	Includes restricted stock units with both service and performance-based vesting criteria granted to our executive officers.
(2)

The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2013 and March 31, 2014 multiplied by the number of restricted stock units outstanding as of December 31, 2013 and March 31, 2014, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The total grant date fair value of restricted stock units vested during the three months ended March 31, 2013 and 2014 was $2.0 million and $8.4 million, respectively.

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

On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. We expect to fund the repurchase program from available working capital. As of March 31, 2014, no common stock has been repurchased under this program.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

There was no stock activity under our stock repurchase programs during the three months ended March 31, 2014.

In addition to the shares repurchased under our repurchase programs as of March 31, 2014, we have in treasury 274,113 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and March 31, 2014, we had a total of 9,519,286 shares and 9,583,382 shares, respectively, held in treasury.

Stock-Based Compensation—There were no stock options granted to employees during the three months ended March 31, 2013 or March 31, 2014.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,
	2013	2014

Common stock options	$792	$642
Restricted stock units	842	1,803
Total stock-based compensation expense	$1,634	$2,445

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,
	2013	2014

Marketing and advertising	$459	$657
Customer care and enrollment	88	96
Technology and content	319	562
General and administrative	768	1,130
Total stock-based compensation expense	$1,634	$2,445

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Income Taxes

The following table summarizes our provision (benefit) for income taxes and our effective tax rates for the three months ended March 31, 2013 and 2014 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2013	2014

Income (loss) before provision (benefit) for income taxes	$3,916	$(3,149)
Provision (benefit) for income taxes	$1,555	$(1,596)
Effective tax rate	39.7%	50.7%

Our effective tax rate in the three months ended March 31, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the extension of the federal research tax credit through December 31, 2013. Our effective tax rate in the three months ended March 31, 2014  was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

During the three months ended March 31, 2013 and 2014, excess federal and state tax benefits related to share-based payments, resulted in increases of $3.5 million and $3.2 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock equivalent shares, including options, restricted stock and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2014
Basic:
Numerator:
Net income (loss) allocated to common stock	$2,361	$(1,553)

Denominator:
Net weighted average number of common stock shares outstanding	20,571	18,849

Net income (loss) per share—basic:	$0.11	$(0.08)

Diluted:
Numerator:
Net income (loss) allocated to common stock	$2,361	$(1,553)

Denominator:
Net weighted average number of common stock shares outstanding	20,571	18,849
Weighted average number of options	461	-
Weighted average number of restricted stock units	134	-
Total common stock shares used in per share calculation	21,166	18,849

Net income (loss) per share—diluted:	$0.11	$(0.08)

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For each of the three-month periods ended March 31, 2013 and 2014, we had securities outstanding that could potentially dilute net income (loss) per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2014

Common stock options	894	1,932
Restricted share units	-	745
Total	894	2,677

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2013 and March 31, 2014, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2013	March 31, 2014

United States	$37,046	$41,191
China	347	339
Total	$37,393	$41,530

Significant Customers—Substantially all revenue for the three months ended March 31, 2013 and 2014 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2013 and 2014 are presented in the table below:

	Three Months Ended March 31,
	2013	2014

Humana	23%	26%
WellPoint (1)	12%	11%
UnitedHealthcare (2)	11%	11%
Aetna (3)	7%	11%

(1)	Wellpoint also includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)	Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 67%  and 60% of our commission revenue in the three months ended March 31, 2013 and 2014, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, accident and student insurance plan offerings.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013,  two customers represented 37% and 15%, respectively, of our $4.6 million outstanding accounts receivable balance. As of March 31, 2014,  three customers represented 60%, 12% and 10%, respectively of our $8.4 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and March 31, 2014. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2014. Accordingly, our estimate for uncollectible amounts at March 31, 2014 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications; increasing customer care center staff in the second and third quarters; our expectations relating to average commission dollars per policy for individual and family policies that we sell in 2014; the impact of health care reform laws on the health insurance industry, on our business and on the adoption of the Internet for the purchase of health insurance; our ability to leverage our technology to expand our marketplace; our strategies; the impact of open enrollment periods; seasonality, including the seasonality of our marketing and advertising expenses and their relation to the Medicare and individual and family health insurance open enrollment periods; revenue growth rates for each quarter of 2014; expansion of the individual and family health insurance market and increase in demand for individual and family health insurance; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; the impact of the technology and integration challenges of the health insurance exchanges on health insurance enrollment; expectations relating to revenue (including commission revenue, lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, profitability, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses,  general and administrative expenses and profitability; our future commission rate structure; our overall individual and family health insurance commission rate structure; our expectations regarding the timing of our recognition of revenue; proposed changes relating to payments made to health insurance carriers and agents by the Centers of Medicare and Medicaid Services; the timing of accurate reporting of commission revenue and membership from health insurance carriers;  an increase in our commission revenue in absolute dollars in 2014 relative to 2013; an increase in our average commission revenue per policy for individual and family policies in 2014; the amount of fees we pay to marketing partners; seasonal and absolute increases in our customer care and enrollment costs; investments and increases in technology and content expenses; increases in general and administrative expenses; our estimate of the number of continuing members on all policies; our ability to convert subsidy-eligible individuals and families into members; the sufficiency of our cash generated from operations and our current cash and cash equivalents; the timing and amount of our future lease obligations; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; our ability to sell individual and family health insurance outside of open enrollment periods; our expectations and projections relating to membership and commission rates; changes to our significant customers; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; future capital requirements; expansion into new business areas and additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2014, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are the leading online source of health insurance for individuals, families and small businesses. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, Medicare-related, small business and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers.  As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 89% of total revenue in both the three months ended March 31, 2013 and 2014. Historically, the commission payments we receive on individual and family, small business and ancillary health insurance policies we sold were a percentage of the premium on the policy. During 2013, we received communications from many carriers indicating that in 2014 our individual and family health insurance commissions would change from being calculated on a percentage-of-premium basis to a flat amount per-member-per-month. The commission payments that we receive for individual and family, small business and ancillary health insurance policies are typically made to us on a monthly basis for as long as the policy remains active with us.

We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com. Our Medicare plan platforms enable consumers to research and compare Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug plans sold by us are typically fixed and are earned over a period of at least six years, depending on the carrier arrangement, and are paid to us either monthly or annually.

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

The initial open enrollment period under health care reform began in October 2013 and ended in March 2014.  Individuals and families cannot purchase individual and family health insurance outside this period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans through a government-run health insurance exchange during the open enrollment period or a  special enrollment period. A substantial number of our existing members may be eligible for subsidies in connection with their purchase of health insurance.  During the third quarter of 2013, we entered into two agreements with the Centers for Medicare and Medicaid Services, or CMS, to allow us to enroll subsidy-eligible individuals in qualified health insurance plans online in the 36 states where the federal government is operating an exchange during the initial open enrollment period.  Pursuant to the agreements as well as applicable law and regulations, we must satisfy a number of conditions and requirements to enroll subsidy eligible individuals in qualified health plans. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans. If we are not able to satisfy these conditions and requirements as well as enter into functioning relationships with government-run health insurance exchanges to offer qualified health plans that are required for individuals to receive a subsidy, we may lose existing members and new members. Approximately 5% of our total submitted applications in the first quarter of 2014 related to enrollment of subsidy-eligible individuals into qualified health plans, almost all of which were submitted through the health insurance exchange in states where the federal government is operating the exchange. The online customer experience in the federal exchange driven process was cumbersome and often required significant telephonic interaction between the customer and our customer care. We continue to push the federal exchange to adopt a website and processes that are efficient, scalable and online. If the federal exchange does not do so, our ability to enroll individuals who are eligible for subsidies will be negatively impacted. Additionally, we have not entered into a similar relationship with any of the states that are operating their own exchanges.

 While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will be dependent upon a number of factors, including health insurance company practices, individual financial circumstances, our members’ existing health insurance plans, the price of health insurance and our ability to expand our offering to include subsidy-eligible health insurance plans. Moreover, we are facing new competition in the form of government run health insurance exchanges. Our ability to act as a health insurance agent to health care reform subsidy-eligible individuals is dependent upon government run health insurance exchanges developing and implementing an efficient, scalable and online enrollment process, and our ability to successfully enter into agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to maintain compliance with these and other requirements could present significant challenges for us. The implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. We expect the restriction on individuals being able to make plan changes outside of open enrollment periods will result in a reduction in the number of health insurance policies purchased through us outside of the open enrollment period. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Given the disruption that the implementation of health care reform may have on the health insurance market, health care reform could in the aggregate have a material adverse effect on our business and results of operations.

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

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through us. Commissions for individual and family and small business health insurance plans have generally represented a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a member. Commission rates can vary based upon the amount of time that the policy has been active, with commission rates for individual and family plans typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our commission revenue is recurring in nature.

Many health insurance carriers amended our individual and family health insurance commission rates effective in January 2014 and changed the basis on which they pay commissions from a percentage-of-premium to a flat amount per-member-per-month. Similar to percentage-of-premium commissions, the amount paid per-member-per-month generally declines after the initial policy year.  We conducted an analysis on individual and family health insurance policies that we sold between July 2011 and June 2012 to estimate the impact of these commission changes.  The analysis indicated that the average commission dollars per-member-per-month calculated using the 2014 rates on these policies would be equal to, or slightly higher than, our actual average commission dollars per-member-per-month that we received under the rates in effect prior to the commission changes. We selected the policies sold between July 2011 and June 2012 to conduct the analysis, because the commissions we were receiving on these policies were at the commission rates in effect after the 2011 reduction in commission rates that we experienced as a result of the health care reform medical loss requirements and the use of these policies for the analysis allowed for us to experience the payment of both first year and renewal commissions on the policies.  Notwithstanding our analysis, the actual commission dollars per-member-per-month that we receive for new members in 2014 and beyond will depend upon a number of factors, including the ratio of policies that we sell for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sell, the mix of our members by health insurance carrier and the commission rates we receive from the carrier.  We experienced a shift in the concentration of our members by carrier as a result of the health care reform annual enrollment period that ended on March 31, 2014.  Due to healthcare reform, some health insurance carriers exited or reduced selling efforts in certain markets during the annual enrollment period, while expanding in others.  The overall impact of the change in the concentration of our membership by carrier is unknown, but it could positively or negatively impact our average commission dollars per member.

We generally recognize individual and family and small business health insurance plan revenue when commissions are reported to us by a health insurance carrier, net of an estimate for future forfeiture amounts payable to carriers due to policy cancellations. Commissions are reported to us by a cash payment and commission statement.  We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly after the end of the accounting period. If the second corroborating communication is not received shortly after the end of the accounting period, we recognize revenue in the period the second communication is received. We use the data in the commission statements to help identify the members for which we are receiving a commission payment, the amount received for each member and to estimate forfeitures payable to carriers. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Commission override revenue, which we recognize on the same basis as premium commissions, is generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override revenue to us.

Historically, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. This trend changed in the fourth quarter of 2013 and the first quarter of 2014 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under health care reform which began on October 1, 2013 and ended on March 31, 2014. The number of submitted individual and family plan applications increased significantly, relative to historical levels, during the fourth quarter of 2013 and first quarter of 2014.  We expect the number of submitted individual and family applications in the second and third quarters of 2014 to decline compared to prior periods. Revenue for the increased number of submitted individual and family plan applications in the fourth quarter of 2013 and the first quarter of 2014 was generally not recognized in those same respective quarters due to many of the submitted applications occurring at the end of each quarter. Approximately 50% of the submitted individual and family plan applications in the first quarter of 2014 were submitted during the last two weeks of March 2014. Also, the number of individual and family plan members per submitted application declined during the first quarter of 2014 as a higher percentage of individuals and smaller sized families submitted individual and family health insurance applications than in prior periods. At the same time, for plans effective in 2014 we have experienced higher approval rates on submitted individual and family plan applications when compared to prior periods.

Member retention rates on our individual membership base were negatively impacted by health care reform during the fourth quarter of 2013 and the first quarter of 2014 primarily due to the transition from health care insurance plans that are not compliant with the requirements of health care reform to compliant health care insurance plans on January 1, 2014 and from the assumed purchase of qualified health care plans by our members directly from government run health insurance exchanges.  Based on our estimated individual and family health insurance membership as of March 31, 2014 our new membership growth during the health care reform open enrollment period offset the impact of the decrease in our membership retention rate during the open enrollment period. However, given the large amount of health insurance purchasing activity that occurred at the end of the open enrollment period and the amount of time it takes for us to learn of changes in our membership, we will not have a full view of the impact of the open enrollment period on our membership until later in the year.

The second annual open enrollment period for individual and family health insurance is scheduled to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates for the annual open enrollment period are unknown.  Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  We expect that open enrollment periods will change the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.  We expect that applications submitted for individual and family health insurance to decline during the second and third quarters of the year, outside of the annual open enrollment periods compared to the same periods in 2013.

We actively market the availability of Medicare-related insurance plans through our online Medicare plan platforms, including www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com. These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We offer online application and telephonic enrollment capabilities for certain Medicare plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers after the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us.

We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire policy year once the annual or first monthly commission amount for the policy year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the policy year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the accompanying consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of the cancellation of the policy, our no longer remaining the agent on the policy, or our commission term with the carrier expires, typically for a period of at least six years from the effective date of the policy, depending on the carrier arrangement. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each policy year.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. During the years 2013 and 2012, 64% and 59%, respectively, of our new Medicare approved members were enrolled during the fourth quarters of 2013 and 2012. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year.

We market and sell ancillary health insurance plans, which include short-term, dental, life, vision, accident and student insurance plans, on our website www.eHealthinsurance.com. Historically, we have sold ancillary health insurance plans alongside individual and family health insurance plans and also as standalone products.   Ancillary health insurance plans are not subject to the same open enrollment period as individual and family health insurance. We recognize commission revenue for ancillary health insurance plans similar to our recognition of individual and family health insurance plan commission revenues. Revenue is recognized when commissions are reported to us by a health insurance carrier, net of an estimate for future forfeiture amounts payable to carriers due to policy cancellations.  Submitted applications for ancillary health insurance plans increased 92% during the first quarter of 2014 compared to the first quarter of 2013.  Since ancillary health insurance plans have traditionally been sold with individual and family plans, which are now mainly sold during open enrollment periods, but can also be bought as standalone products outside of open enrollment periods, the seasonality of our sale of ancillary health insurance plans is unclear.

Commission revenue attributable to major medical individual and family health insurance plans was 67% and 60% of commission revenue in the three months ended March 31, 2013 and 2014, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was due primarily to an increase in commission revenue attributable to Medicare-related insurance plans and, to a lesser extent, ancillary health insurance plans, consisting primarily of dental, accident and vision insurance plan offerings.

We expect commission revenue to increase in absolute dollars in 2014 compared to 2013, primarily as a result of increases in Medicare plan, individual and family plan and ancillary plan commission revenues.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com, either directly or through algorithmic natural search listings on Internet search engines and directories. For the three months ended March 31, 2013 and 2014, applications submitted through us for individual and family health insurance from our direct channel constituted 48% and 36%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the three months ended March 31, 2013 and 2014, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32% and 44%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising and email marketing. For both the three months ended March 31, 2013 and 2014, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 20% of all individual and family health insurance applications submitted on our website.

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

We expect cost of revenue to increase in absolute dollars in 2014 due primarily to an increase in payments for referrals to our website by marketing partners with whom we have revenue-sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of costs for direct mail and email marketing and may also include costs for television, radio, and print advertising.

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, marketing and advertising expenses related to individual and family health insurance plans has historically been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans has historically been highest in our third and fourth quarters.  However, as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under health care reform, which began on October 1, 2013 and ended on March 31, 2014, we experienced a substantial increase in marketing and advertising expenses related to individual and family plans during the fourth quarter of 2013 and the first quarter of 2014.  We expect marketing and advertising costs to decrease in the second and third quarters with a  decrease in submitted individual and family plan applications outside of the annual open enrollment period. We expect profitability to increase in the second and third quarters of the year as a result of these lower marketing and advertising costs.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our website, those expenses are influenced by these patterns. In addition, because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. An increase in submitted applications resulting from marketing partner referrals could cause our net income to be lower than our expectation, since the revenue to be derived from submitted applications that are approved by health insurance carriers will not be recognized until future periods.

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.  Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2013, as well as the initial open enrollment period for individual and family plans during the fourth quarter of 2013 and the first quarter of 2014, we experienced a significant increase in online advertising expenses during both the fourth quarter of 2013 and first quarter of 2014 compared to the other quarters of 2013. We also increased our discretionary spending for Medicare plan-related online advertising in the third and fourth quarters of 2013 compared to the first and second quarters in conjunction with the Medicare annual enrollment period.  Because the majority of our Medicare plan-related revenue for new sales is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2013. For individual and family plans, we increased our discretionary spending in both the fourth quarter of 2013 and the first quarter of 2014 in conjunction with the initial open enrollment period. Because the revenue related to new individual and family plan members is recognized over the life of the policy, our discretionary online advertising for individual and family plans had a negative impact on our profitability during both the fourth quarter of 2013 and the first quarter of 2014. The seasonal patterns caused by the individual and family health insurance is new and is subject to change in future periods, particularly in connection with any change in the timing of the open enrollment periods. The Medicare plan-related seasonal patterns also occurred in 2012, and we expect them to occur again in 2014.

During the fourth quarter of 2013 and the first quarter of 2014, the source of our submitted individual and family plan applications shifted from our lower cost direct marketing channel to our higher cost marketing partner channel. Additionally, the cost per submitted individual and family plan application increased for our direct marketing, online advertising and marketing partner channels in Q1 2014.

We expect our marketing and advertising expenses to increase in absolute dollars in 2014 compared to 2013 due primarily to increases in submitted individual and family plan applications and Medicare-related plan applications from both our online advertising and marketing partner channels during 2014.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In preparation for the Medicare annual enrollment period and to a lesser extent the initial open enrollment period for individuals and family plans, we begin ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions during the fourth quarter. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to the first and second quarters. In the first quarter of 2014, we retained some enrollment personnel during the initial open enrollment period under health care reform that ended on March 31, 2014 to handle the increased volume of individual and family plan applications. Because the majority of our Medicare plan-related revenue related to new sales is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarter has had a significant negative impact on our profitability during that quarter. These seasonal trends are expected to continue in 2014.

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

We expect to increase our technology and content spending throughout 2014 in absolute dollars compared in 2013 as a result of an increase in labor and personnel costs in our product management and engineering departments in order to increase functionality to meet the conditions required to offer and sell subsidy-eligible health insurance plans, to enhance our online user experience, and for our planned investment in the development of employer-based health insurance exchange technology. We expect that technology and content spending will be impacted in future years by additional infrastructure necessary to maintain compliance with these conditions.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended March 31, 2013 and 2014 and as of March 31, 2013 and 2014:

Key Metrics:	Three Months Ended March 31, 2013	Three Months Ended March 31, 2014

Operating cash flows (1)	$(538,000)	$(5,410,000)

IFP submitted applications (2)	126,900	169,500

IFP approved members (3)	114,400	145,100
Total approved members (4)	206,600	283,700

Commission revenue (5)	$38,251,000	$45,577,000
Commission revenue per estimated member for the period (6)	$37.56	$36.01

	As of	As of
	March 31, 2013	March 31, 2014

IFP estimated membership (7)	738,900	800,200
Medicare estimated membership (8)	75,300	111,700
Other estimated membership (9)	239,600	374,300
Total estimated membership (10)	1,053,800	1,286,200

Other Metrics:	Three Months Ended March 31, 2013	Three Months Ended March 31, 2014

Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	48%	36%
Marketing partners (12)	32%	44%
Online advertising (13)	20%	20%
Total	100%	100%

Notes:

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.
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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•

Historically, to calculate the estimated number of members active on individual and family health insurance policies, we take the sum of (i) the number of individual and family health insurance members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the six-month period); and (ii) the number of approved members over the six-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). However, for the purpose of estimating the number of members active on individual and family plan insurance policies as of March 31, 2014 we have taken an additional step to bring our estimate of member cancellation more current compared to the historical methodology.  Specifically, we looked at the percentage of members for whom we had a commission payment in December of 2013 but no payment in January of 2014, compared that to our historical sequential membership change between these two months in the prior year and increased the estimated member cancellation rate by the resulting difference to account for potentially higher churn on January 1, 2014 as a result of the health care reform. We, however, assumed member cancellations consistent with our historical experience for the months of October through December of 2013 and February and March of 2014.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the period we receive such updated information, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current economic and other conditions on our membership retention. Health care reform could cause the assumptions and estimates we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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

During the three months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2013 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2013		2014
Revenue:
Commission	$38,251	89%	$45,577	89%
Other	4,956	11	5,363	11
Total revenue	43,207	100	50,940	100
Operating costs and expenses:
Cost of revenue	2,651	6	2,113	4
Marketing and advertising	14,835	34	23,109	45
Customer care and enrollment	7,166	17	9,713	19
Technology and content	6,741	16	10,467	21
General and administrative	7,519	17	8,294	16
Amortization of intangible assets	354	1	354	1
Total operating costs and expenses	39,266	91	54,050	106
Income (loss) from operations	3,941	9	(3,110)	(6)
Interest and other expense, net	(25)	-	(39)	-
Income (loss) before provision (benefit) for income taxes	3,916	9	(3,149)	(6)
Provision (benefit) for income taxes	1,555	4	(1,596)	(3)
Net income (loss)	$2,361	5%	$(1,553)	(3)%

Operating costs and expenses include the following amounts of stock-based compensation expense  (in thousands):

	Three Months Ended March 31,
	2013	2014

Marketing and advertising	$459	$657
Customer care and enrollment	88	96
Technology and content	319	562
General and administrative	768	1,130
Total stock-based compensation expense	$1,634	$2,445

Three Months Ended March 31, 2013 and 2014

Revenue

The following table presents our commission, other revenue and total revenue for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	$	%

Commission	$38,251	$45,577	$7,326	19%
Percentage of total revenue	89%	89%

Other	$4,956	$5,363	$407	8%
Percentage of total revenue	11%	11%

Total revenue	$43,207	$50,940	$7,733	18%

Three Months Ended March 31, 2013 and 2014—Commission revenue increased $7.3 million, or 19%, in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due primarily to a $4.1 million increase in Medicare-related commission revenue. Additionally, individual and family health insurance commission revenue increased $1.8 million and commission revenue related to ancillary health insurance products, consisting primarily of short-term, dental, vision and accident insurance plan offerings, increased $1.5 million. The increases in Medicare-related, ancillary and individual and family insurance commission revenues are due to increased membership for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Other revenue increased $0.4 million, or 8%, in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due primarily to a $0.4 million increase in technology licensing revenue.

Operating Costs and  Expenses

Cost of Revenue

The following table presents our cost of revenue for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	$	%

Cost of revenue	$2,651	$2,113	$(538)	(20%)
Percentage of total revenue	6%	4%

Three Months Ended March 31, 2013 and 2014—Cost of revenue decreased $0.5 million, or 20%, in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to a decrease of $0.5 million in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

Three Months Ended March 31,		Change
2013	2014	$	%

Marketing and advertising	$14,835	$23,109	$8,274	56%
Percentage of total revenue	34%	45%

Three Months Ended March 31, 2013 and 2014—Marketing and advertising expenses increased $8.3 million, or 56%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013,  primarily due to an increase of variable advertising costs of $7.5 million. Fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website increased  $4.3 million,  online advertising costs increased $2.1 million and direct marketing costs increased $1.2 million, all primarily related to the increase in submitted individual and family health insurance applications. Additionally, compensation,  including stock-based compensation, and other personnel costs increased $0.7 million as a result of an increase in marketing and advertising personnel.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	$	%

Customer care and enrollment	$7,166	$9,713	$2,547	36%
Percentage of total revenue	17%	19%

Three Months Ended March 31, 2013 and 2014—Customer care and enrollment expenses increased $2.5 million, or 36%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to additional customer care center personnel hired to service the increased enrollment in Medicare plans during the three months ended December 31, 2013 and retained to service the increased enrollment in individual and family health insurance plans in the three months ended March 31, 2014.   As a result, compensation, including stock-based compensation, licensing and other personnel costs increased $2.3 million.

Technology and Content

The following table presents our technology and content expenses for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	$	%

Technology and content	$6,741	$10,467	$3,726	55%
Percentage of total revenue	16%	21%

Three Months Ended March 31, 2013 and 2014—Technology and content expenses increased $3.7 million, or 55%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to an increase of $2.8 million in compensation, including stock-based compensation, and other personnel costs as a result of an increase in technology and content personnel. Additionally, technology and content expenses increased due to an increase of $0.2 million in depreciation expense, an increase of $0.2 million in spending to support website operation and infrastructure maintenance costs and an increase of $0.5 million in information technology and facilities costs related to an increase in technology and content personnel.

General and Administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	$	%

General and administrative	$7,519	$8,294	$775	10%

Percentage of total revenue	17%	16%

Three Months Ended March 31, 2013 and 2014—General and administrative expenses increased $0.8 million, or 10%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013,  due primarily to an increase of $1.1 million in compensation, including stock-based compensation, other personnel costs and depreciation expense as a result of an increase in general and administrative personnel as we add infrastructure to support company growth, partially offset by decreases in other corporate expenses.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	$	%

Amortization of intangible assets	$354	$354	$-	0%
Percentage of total revenue	1%	1%

Three Months Ended March 31, 2013 and 2014—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained flat in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Other Expense, Net

The following table presents our other expense, net, for the three months ended March 31, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	$	%

Other expense, net	$(25)	$(39)	$(14)	56%
Percentage of total revenue	(0%)	(0%)

Three Months Ended March 31, 2013 and 2014—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash and foreign exchange gains in the three months ended March 31, 2014.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the three months ended March 31, 2013 and 2014 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,
	2013	2014	Change $

Provision (benefit) for income taxes	$1,555	$(1,596)	$(3,151)
Percentage of total revenue	4%	(3%)

Three Months Ended March 31, 2013 and 2014—In the three months ended March 31, 2013 and 2014, we recorded a provision for income taxes representing effective tax rates of 39.7% and 50.7%, respectively. Our effective tax rate for the three months ended March 31, 2013  was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the extension of the federal research tax credit through December 31, 2013. Our effective tax rate for the three months ended March 31, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Liquidity and Capital Resources

At March 31, 2014, our cash and cash equivalents totaled $98.2 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2013, our cash and cash equivalents totaled $107.1 million.  The decrease in cash and cash equivalents reflects $1.1 million used to purchase property and equipment, $4.5 million to purchase intangible assets and $5.4 million used in operating activities, partially offset by cash flows provided by financing activities from the exercise of common stock options. The intangible asset purchased during the first quarter was the Internet domain name www.Medicare.com.

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

On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. We expect to fund the repurchase program from available working capital. As of March 31, 2014, no common stock has been repurchased under this program.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. There was no stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2014. For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

In addition to the shares repurchased under our repurchase programs as of March 31, 2014, we have in treasury 274,113 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and March 31, 2014, we had a total of 9,519,286 shares and 9,583,382 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,
	2013	2014

Net cash used in operating activities	$(538)	$(5,410)
Net cash used in investing activities	$(1,539)	$(5,615)
Net cash (used in) provided by financing activities	$(25,160)	$2,186

During the three months ended March 31, 2013 and 2014, excess federal and state tax benefits related to share-based payments, resulted in increases of $3.5 million and $3.2 million, respectively, in Additional Paid-In  Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

Operating Activities

Cash used in operating activities primarily consists of net income (loss), adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

Historically, we have experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the fourth quarter of 2013 and the first quarter of 2014, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of individual and family plan applications submitted during the initial open enrollment period, which had a negative impact on cash flows. In addition to the initial open enrollment period that ended on March 31, 2014, the annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015. Thereafter, the scheduled dates of annual open enrollment period are unknown. We expect marketing and advertising costs to increase during the first and fourth quarters of the year due to an increase in submitted applications during the annual enrollment periods for individual and family health insurance and Medicare Advantage and Medicare Part D prescription drug plans. We expect marketing and advertising costs to decrease during the second and third quarters due to the reduce number of health insurance applications we expect outside of annual enrollment periods.

Three Months Ended March 31, 2014— Our operating activities used cash of $5.4 million during the three months ended March 31, 2014 and consisted of net loss of $1.6 million, increased by cash used by operating assets and liabilities and other activities of $7.6 million and offset by non-cash items of $3.8 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, and $2.4 million of stock-based compensation expense, partially offset by $1.6 million of deferred income taxes. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $3.8 million in accounts receivable, an increase of $3.5 million in prepaid expenses and other assets, a decrease of $2.0 million in accounts payable, and a decrease in accrued compensation and benefits of $1.4 million, partially offset by an increase of $3.2 million in accrued marketing expenses.

Three Months Ended March 31, 2013— Our operating activities used cash of $0.5 million during the three months ended March 31, 2013 and consisted of net income of $2.4 million, increased by non-cash items of 1.8 million and offset by cash used by operating assets and liabilities and other activities of $4.7 million. Adjustments for non-cash items primarily consisted of $3.1 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, and $1.6 million of stock-based compensation expense, partially offset by $2.9 million of deferred income taxes, consisting primarily of excess tax benefits from stock-based compensation. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $2.9 million in accounts receivable, an decrease of $1.6 million in accounts payable, a decrease of $1.6 million in accrued compensation and other benefits, partially offset by a decrease of $0.6 million in prepaid assets, and an increase in $0.4 million in deferred revenue. Accounts receivable increased due primarily to an increase in commission receivable related to Medicare plans renewing in the three months ended March 31, 2013. Accounts payable decreased due primarily to the timing of payments to our vendors and accrued compensation and benefits decreased primarily due to the payment of performance bonuses to employees that were earned during 2012.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and during the three months ended March 31, 2014 include consideration paid for the purchase of an intangible asset.

Three Months Ended March 31, 2014—Net cash used in investing activities of $5.6 million during the three months ended March 31, 2014 was due to $1.1 million used to purchase property and equipment and $4.5 million used in the purchase of an intangible asset, the Internet domain name www.Medicare.com.  Additional non-cash consideration for www.Medicare.com included settlement of a $0.3 million outstanding receivable from the owner upon completion of the purchase.

Three Months Ended March 31, 2013— Net cash used in investing activities of $1.5 million during the three months ended March 31, 2013 was attributable entirely to capital expenditures.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, cash used to net-share settle equity awards and excess tax benefits from stock-based compensation. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Three Months Ended March 31, 2014—Net cash provided by financing activities of $2.2 million during the three months ended March 31, 2014 was due to $2.3 million of proceeds from the exercise of common stock options and $3.2 million of excess tax benefits from stock-based compensation, partially offset by $3.3 million used to net-share settle the tax obligation related to vesting equity awards

Three Months Ended March 31, 2013—Net cash used in financing activities of $25.2 million during the three months ended March 31, 2013 was due to $29.0 million used to repurchase 1.6 million shares of our common stock and $0.8 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $1.2 million of net proceeds from the exercise of common stock options and $3.5 million of excess tax benefits from stock-based compensation.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of March 31, 2014 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2014 (nine months)	$2,842	$1,060	$3,902
2015	2,736	250	2,986
2016	2,782	-	2,782
2017	2,766	-	2,766
2018	1,938	-	1,938
Thereafter	4,565	-	4,565
Total	$17,629	$1,310	$18,939

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2013 and March 31, 2014, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2013	March 31, 2014

Cash (1)	$16,935	$17,107
Money market funds (2)	90,120	81,121
Total cash and cash equivalents	$107,055	$98,228

(1)

We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)

At December 31, 2013 and March 31, 2014 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2013,  two health insurance carriers represented 37% and 15%, respectively, for a combined total of 52% of our $4.6 million outstanding accounts receivable balance. As of March 31, 2014,  three health insurance carriers represented 60%, 12% and 10% respectively, for a combined total 82%  of our $8.4 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and March 31, 2014. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2014.  Accordingly, our estimate for uncollectible amounts at March 31, 2014 was not material.

Significant Customers

Substantially all revenue for the three months ended March 31, 2013 and 2014  was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2013 and 2014 are presented in the table below:

	Three Months Ended March 31,
	2013	2014

Humana	23%	26%
WellPoint (1)	12%	11%
UnitedHealthcare (2)	11%	11%
Aetna (3)	7%	11%

(1)	Wellpoint includes other carriers owned by Wellpoint.
(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(3)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits, and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons.  Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  The cost of health insurance plans with effective dates in 2014 has generally increased as a result of the new standards for increased health insurance benefits, among other things.  While the individual and family health insurance plans that we sold and that were effective in 2013 and prior to 2013 may not be as expensive, many of these plans do not have post-healthcare reform benefits or meet other standards under health care reform.  Moreover, certain health insurance companies determined to terminate these 2013 plans or modified them effective January 1, 2014 with an increase in the cost of the plan in response to health care reform implementation.  Any of these circumstances could cause us to suffer a substantial reduction in our membership, which would materially harm our business, operating results and financial condition.  Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the healthcare reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize existing holders of individual and family health insurance to maintain their policies, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

As a part of healthcare reform, each state was required to implement a health insurance exchange by October 2013 where individuals and small businesses can purchase health insurance. For states that did not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, is operating some part of the health insurance exchange in 36 states.  It may operate the health insurance exchange for a fewer or greater number of states in the future.  Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies must purchase qualified health plans through a government exchange to receive their subsidy. The exchanges are a new source of competition for us. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. Moreover, the exchanges will compete with us for new members. Competitive pressure from health insurance exchanges may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, and may otherwise harm our business, operating results and financial condition.

A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states without individual health insurance enrollment capability) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for  completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A substantial number of our existing members may be eligible for subsidies in connection with their purchase of health insurance.  We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members.  If we are not able to satisfy these conditions and requirements as well as enter into functioning relationships with government-run health insurance exchanges to scalably enroll individuals and families into the qualified health insurance plans that are required for individuals to receive a subsidy, we may lose existing members and new members, which would harm our business, operating results and financial condition.

During the third quarter of 2013, we entered into agreements with CMS, relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. While we have entered into these agreements, we have not been able to integrate with the FFM to offer individuals and families the ability to enroll online in subsidy-qualifying health insurance through the FFM in a scalable way, due to technology and other issues the FFM is experiencing as well as the FFM not having implemented an integration with agents and brokers to enroll individuals into qualified health plans in an efficient and scalable manner.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans through the FFM in the future.  Among other things, we must maintain our agreement with the FFM which needs to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant web platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and maintain an integration with the FFM so that information may be passed to and from us relating to enrollment and qualified health plan and subsidy eligibility.  We also depend upon the federal government for a number of things relating to our ability to enroll individuals into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website.  In addition, the FFM may at any time cease allowing agents and brokers to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission.  If we are not successful in integrating with the FFM in these ways, if the FFM does not develop an integration with agents and brokers that enables online enrollment in an ecommerce friendly experience or if after integrating with the FFM the FFM experiences technical or other problems in connection with the enrollment of individuals in health insurance, we may lose existing members and new members or may not receive commissions for the plans that we sell through the FFM, which would harm our business, operating results and financial condition.

Individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. These qualified health plans are required to be purchased during an initial open enrollment period that began in October 2013 and ended in March 2014, and qualified individuals can thereafter purchase or change their qualified health plan only during subsequent annual enrollment periods of limited duration, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. States and health insurance carriers also have generally adopted open enrollment periods for the purchase of both subsidy-eligible and non-subsidy eligible health insurance outside of government-run health insurance exchanges. It may be difficult for us to handle as a business any increased volume of health insurance transactions that would occur in a short period of time during the enrollment periods. If our ability to market and sell individual and family health insurance is impeded during an annual enrollment period, whether as a result of technology failures, interruptions in the operation of our website, or otherwise, our business, operating results and financial condition could be harmed. Moreover, we expect to process substantially fewer health insurance applications outside of the enrollment periods. In the aggregate, a shift to open enrollment periods of limited duration in the individual and family and small business health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for qualified health plans and other health plans will overlap with the annual enrollment period for Medicare plans. In addition, we depend upon health insurance carriers and government-run health insurance exchanges to adopt systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  Health insurance exchanges, including the FFM, have not developed these systems and processes which have negatively impacted our ability to sell qualified health plans since the end of the open enrollment period. If these systems and processes are not timely developed or are not compatible with our platform for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period would be negatively impacted, which would harm our business, operating results and financial condition.

We depend upon health insurance companies to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family qualified health insurance plans, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family and small business health insurance products, which would materially harm our business, operating results and financial condition.  In part to attempt to satisfy conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred increased operating expenses and expect to continue to do so. These past and expected increased operating expenses may not result in increased revenue for a number of reasons both within and outside of our control. If our revenues do not increase to offset these expected increases in costs and operating expenses, our financial condition and results of operations could be negatively affected.

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

Carrier reaction to the individual and family medical loss ratio requirements was to significantly reduce the commissions we receive in connection with the sale of individual and family health insurance. Health insurance carriers may determine to reduce or further reduce our individual and family, small group or Medicare Advantage plan commissions as a result of the medical loss ratio requirements or other aspects of health care reform, including any increased expenses in complying with, or dealing with the impact of healthcare reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policy holders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, or because they do not want to be associated with our brand. In addition, many aspects of health care reform implemented in 2014 caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate.  For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable.  In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. The termination or amendment of our relationship with a carrier could reduce the variety of health insurance plans we offer, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 23% and 26% of our total revenue in the three months ended March 31, 2013 and 2014, respectively, from Humana. We derived 12% and 11% of our total revenue in the three months ended March 31, 2013 and 2014, respectively, from carriers owned by Wellpoint. We derived 11% of our total revenue in both the three months ended March 31, 2013 and 2014, from carriers owned by UnitedHealthcare. We derived 7% and 11% of our total revenue in the three months ended March 31, 2013 and 2014, respectively, from carriers owned by Aetna. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which could materially harm our business, operating results and financial condition.

Our revenues and earnings may decline.

During the fourth quarter of 2013 and the first quarter of 2014 our profitability was significantly impacted primarily related to increased marketing and advertising expenses associated with an increase in submitted applications during the initial open enrollment period under the federal Patient Protection and Affordable Care Act. Although applications submitted during this period are expected to contribute to revenue in future periods, it is unclear whether our profitability will return to historical levels.  For example, it is not clear how our member retention rates will be impacted by policy cancellations or consumers purchasing their health insurance from sources other than us as a result of health care reform. It also is not clear how many of those who submitted applications will become paying members for whom we receive commissions. We also have in the past and may in the future continue to make significant expenditures related to the development of our business, including expenditures relating to marketing, website technology development and the development of our business selling Medicare-related health insurance plans. Our ability to grow revenue and earnings will depend on a number of factors, including the success of our Medicare plan marketing and sales business, our ability to attract individuals, families and small businesses to purchase health insurance through our ecommerce platform, our maintaining our relationships with health insurance carriers and the commission rates we receive for our sale of health insurance plans and our ability to maintain our relationship with existing members within historical levels. If we are not successful in these areas, our business, operating results and financial condition will be harmed.

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

During the fourth quarter of 2013 and the first quarter of 2014 and as a result of the health care reform annual enrollment period, we experienced a shift in the concentration of our members with particular health insurance carriers. Due to healthcare reform, some health insurance carriers have exited or reduced selling efforts in certain markets, while expanding in others, leading to changes in the health insurance carrier composition of our revenues. Given that individual and family health insurance purchasing is concentrated during the annual enrollment period, we may experience shifts in the mix of plans purchased through us, due to the competitiveness of the plan or otherwise, in a limited period of time, which could impact the commission revenue that we receive as we do not receive the same commission rates from each carrier. Given that a portion of health insurance carriers continue to base their commissions on a percentage of the plan premium, changes in average premiums of plans purchased through us could also impact the commission revenue that we receive. If consumers purchase products for which we receive lower commissions and we experience a reduction in our commission rate per member, our business, operating results and financial condition could be harmed.

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

Our Medicare plan related revenue is concentrated in a small number of health insurance carriers. The success of our Medicare-related health insurance business depends upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The concentration of our Medicare plan sales in a limited number of health insurance carriers makes us vulnerable to changes in carrier commission rates and changes in the competitiveness of our carrier partners’ Medicare products.  If our Medicare carrier partners reduce our commission rates, reduce the amount they pay us for advertising services, or the competitiveness of their products declines compared to original Medicare or the products of Medicare carriers with which we do not have a relationship, our business, operating results and financial condition would be harmed.

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carrier partners.  For instance, a carrier may terminate our relationship. Moreover, CMS heavily regulates the sale of Medicare Advantage and Medicare Part D prescription drug plans and has and will continue to penalize health insurance carriers for certain regulatory violations by not allowing them to market and sell Medicare plans for significant periods of time.  Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for this or any other reason, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which would harm our business operating results and financial condition.

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

CMS recently proposed regulations relating to health insurance agent compensation in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans.  The proposed regulations would change the maximum compensation structure for agent compensation for new enrollments in renewal years from 50% of the initial-year compensation payment to 35% of a fair market value determined by CMS each year.  This value is currently used to determine only the initial-year agent compensation an agent would receive in connection with the sale of a Medicare Advantage or prescription drug plan.  In addition, the proposed regulation would permit health insurance carriers to pay agents 35% of the annually-determined fair market value for all of the renewal years that the member stayed on the plan, while in previous years there were restrictions placed on renewal year agent compensation that would not permit payment of health insurance agent compensation after 6 years.  CMS also proposed regulations that would prohibit payment of agent compensation until the beginning of the plan year that an enrollment is effective, while we are currently paid agent compensation prior to that time for some enrollments that occur during the Medicare annual enrollment period.  It is unclear whether these proposed regulations will become final regulations or whether they will be modified, but the final regulations may have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, and our business, operating results and financial condition could be harmed.  In addition, the impact these proposed regulations would have on the timing of our revenue recognition is unclear, but they could have the impact of delaying our recognition of revenue.

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

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees.  In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because the majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time.  We must also ensure that our health insurance agent employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners.  If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.  As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements.  In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review.  Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, CMS rules currently prohibit health insurance agents from enrolling individuals into Medicare Advantage and Medicare Part D prescription drug plans online.  Individuals are currently able to enroll in these plans online after shopping for these plans on our website given that we have established relationships with health insurance carriers to complete the enrollment on a platform owned or licensed by the carrier.  If CMS determines to change its rules to prohibit enrollment in that manner, it could harm our business, operating results and financial condition.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy.

A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants, which occurred in connection with the implementation of health care reform. The implementation of healthcare reform open enrollment periods for individual and family health insurance caused in the fourth quarter of 2013 and the first quarter of 2014 a substantial number of health insurance applications to be submitted through us and a substantial increase in marketing and advertising expenses. We experienced a loss in both the fourth quarter of 2013 and the first quarter of 2014 as a result of these significantly higher marketing and advertising expenses. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

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

We believe that demand for the health insurance and services we offer are impacted by prevailing economic conditions. We cannot be certain of the future impact that economic conditions will have on our business. A softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by cancelling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

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

 We are in the process of attempting to establish a relationship with the FFM so that we may sell qualified health insurance plans to health care reform subsidy eligible individuals and families in a scalable and efficient manner over the Internet in the 36 states in which the FFM operates the state’s health insurance exchange.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur on the FFM website and through its systems.  We are also dependent on these systems to convey to health insurance carriers that we are the agent in connection with the purchase of health insurance and should receive commissions for a sale.  While we have been able to sell qualified health plans through the FFM, the experience is cumbersome, often involves telephonic interaction between the customer and our customer care centers and the FFM’s website, technology and systems often do not work properly. Moreover, the process for enrolling individuals outside of the open enrollment period is mainly telephonic. These circumstances have had, and may continue to have, a significant negative impact on our ability to convert subsidy-eligible individuals and families into members. With respect to states operating their own health insurance exchanges, we have experienced similar issues or have not been able to establish relationships to enroll subsidy-eligible individuals and families. If we do not establish a scalable and efficient online enrollment experience with government run health insurance exchanges, our ability to convert subsidy-eligible individuals into members will be harmed and our business, operating results and financial condition will be harmed as well.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed. We may also lose marketing partner referrals if our competitors pay marketing partners more than we do, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the individual and family health insurance annual enrollment, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

For individual and family, small business, ancillary and Medicare Supplement health insurance plans, health insurance carriers pay us a flat amount per member per month or a percentage of the paid health insurance premium on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for at least six years, depending on carrier the arrangement, provided that the policy remains active with us. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

A substantial number of our existing members may become eligible for health care reform subsidies in connection with their purchase of health insurance. We may experience difficulty in satisfying the conditions required to offer plans to individuals and families who are entitled to subsidies under health care reform, and even if we are able to satisfy them, we depend upon government run health insurance exchanges to permit us to offer these plans and to have systems processes and a website that allows us to effectively do so. While we have entered into agreements with the health insurance exchange operated in 36 states by the Federal government, we have not been able to enroll individuals in subsidy-eligible qualified health insurance plans as a result of the federal health insurance exchange technical difficulties. We also depend upon health insurance carriers to allow us to sell these plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to effectively sell individual and family health insurance products to health care reform subsidy-eligible individuals in a scalable and efficient manner, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and the related commission revenue we receive as a result of the sale of individual and family and small business health insurance products to them, which would materially harm our business, operating results and financial condition.   We could also lose a substantial number of existing and potential members as a result of individuals who are not eligible for subsidies shopping for new health care reform health insurance plans and using other sources, including a government-run health insurance exchange, to do so. In addition, a substantial amount of individual and family health insurance purchasing activity is expected to occur over a limited period of time as a result of the new open enrollment periods for the purchase of individual and family health insurance, which overlaps with the Medicare annual open enrollment period. The increased amount of health insurance purchasing activity and member movement as a result of health care reform over a limited period of time as well as any member turnover that we experience may make it difficult for health insurance carriers to accurately report commission information to us in a timely manner, which would also make it difficult or impossible for us to accurately report and estimate our membership at any given point in time. Delays in accurate reporting of commissions may result in delays in recognition of commission revenue compared to historical patterns and our business, operating results and financial condition could be harmed.  In addition, if we experience a disruption in our ability to accurately estimate our membership it could result in a decrease in our stock price as a result of uncertainty relating to our membership base.

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

We have expanded our operations significantly and have recently entered into the business of providing technology to employer-based health insurance exchanges.  Our entering into this new area of business places increasing and significant demands on our management, our operational and financial systems and infrastructure and our other resources. If we do not effectively manage this expansion, the quality of our services could suffer, which could harm our business, operating results and financial condition. In order to successfully expand our business, we need to hire, integrate and retain highly skilled and motivated employees. We also need to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

Seasonality may cause fluctuations in our financial results.

Historically, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  This trend changed in the fourth quarter of 2013 and first quarter of 2014 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, which began on October 1, 2013 and ended on March 31, 2014. The number of submitted individual and family plan applications increased significantly, relative to historical levels, during the fourth quarter of 2013 and the first quarter of 2014.

In addition to the initial open enrollment period which ended in March 2014, the annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates of annual open enrollment period are unknown.  Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  We expect that open enrollment periods will change the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.  We expect that applications submitted for individual and family health insurance to decline during the second and third quarters of the year, outside of the annual open enrollment periods.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns.  Marketing and advertising expenses related to individual and family health insurance plans has historically been highest in our first and third quarters.  This changed during the fourth quarter of 2013 and first quarter of 2014 during which marketing and advertising expense related to individual and family health insurance plans increased significantly as a result of the increase in the number of applications submitted during the initial open enrollment period under the federal Patient

Protection and Affordable Care Act. We expect marketing and advertising costs to decrease in the second and third quarters with the decrease in submitted individual and family plan applications, outside of the annual open enrollment period. Marketing and advertising expenses related to our selling Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters. In the first quarter of 2014, we retained some enrollment personnel during the initial open enrollment period that ended on March 31, 2014 to handle the increased volume of individual and family plan applications.

Based on these seasonal trends, our revenue has historically been highest in the fourth quarter of the year. In years prior to 2013 our profitability was relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year. During the fourth quarter of 2013 and the first quarter of 2014 our profitability was adversely impacted by the increase in marketing and advertising expenses associated with individual and family health insurance plans related to the increase in submitted applications.  We expect profitability to increase in the second and third quarters of the year as a result of lower marketing and advertising costs, outside of annual and open enrollment periods. The seasonality, caused by the individual and family health insurance is new, and is subject to change in future periods, particularly in connection with any change in the timing of the open enrollment periods. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly financial results.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of March 31, 2014. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.12.2	*	Executive Bonus Plan 2014
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2014.

/ s /  Gary L. Lauer

Gary L. Lauer

Chief Executive Officer

(Duly Authorized Officer on Behalf of the Registrant)

/ s /  Stuart M.  Huizinga

Stuart M. Huizinga

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.12.2	*	Executive Bonus Plan 2014
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.