Form 10-Q
period 2014-06-30
eHealth, Inc.
filed 2014-08-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 1, 2014 was 17,767,133 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	June 30, 2014
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$107,055	$70,382
Accounts receivable	4,586	6,863
Deferred income taxes	4,459	4,962
Prepaid expenses and other current assets	8,364	7,647
Total current assets	124,464	89,854
Property and equipment, net	10,283	10,594
Deferred income taxes	4,569	6,141
Other assets	5,518	5,195
Intangible assets, net	7,496	11,595
Goodwill	14,096	14,096
Total assets	$166,426	$137,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,381	$4,153
Accrued compensation and benefits	10,291	7,235
Accrued marketing expenses	8,227	2,141
Deferred revenue	1,784	1,512
Other current liabilities	2,561	2,466
Total current liabilities	27,244	17,507
Non-current liabilities	6,165	5,873
Stockholders’ equity:
Common stock	28	29
Additional paid-in capital	252,361	260,207
Treasury stock, at cost	(149,998)	(178,254)
Retained earnings	30,466	31,936
Accumulated other comprehensive income	160	177
Total stockholders’ equity	133,017	114,095
Total liabilities and stockholders’ equity	$166,426	$137,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue
Commission	$34,942	$38,526	$73,193	$84,103
Other	4,858	4,068	9,814	9,431
Total revenue	39,800	42,594	83,007	93,534
Operating costs and expenses:
Cost of revenue	984	892	3,635	3,005
Marketing and advertising	13,761	9,609	28,596	32,718
Customer care and enrollment	7,812	8,984	14,978	18,697
Technology and content	7,727	9,550	14,468	20,017
General and administrative	7,132	6,857	14,651	15,151
Amortization of intangible assets	353	354	707	708
Total operating costs and expenses	37,769	36,246	77,035	90,296
Income from operations	2,031	6,348	5,972	3,238
Other expense, net	(21)	(29)	(46)	(68)
Income before provision for income taxes	2,010	6,319	5,926	3,170
Provision for income taxes	864	3,296	2,419	1,700
Net income	$1,146	$3,023	$3,507	$1,470

Net income per share:
Basic	$0.06	$0.16	$0.18	$0.08
Diluted	$0.06	$0.15	$0.17	$0.07

Weighted-average number of shares used in per share amounts:
Basic	18,946	18,978	19,754	18,914
Diluted	19,496	19,775	20,324	19,821

Comprehensive income:
Net income	$1,146	$3,023	$3,507	$1,470
Foreign currency translation adjustment	(15)	1	(18)	17
Comprehensive income	$1,131	$3,024	$3,489	$1,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2013	2014
Operating activities
Net income	$3,507	$1,470
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,449)	(2,035)
Depreciation and amortization	1,390	2,061
Amortization of book-of-business consideration	2,548	1,805
Amortization of intangible assets	707	708
Stock-based compensation expense	3,416	4,295
Deferred rent	827	34
Changes in operating assets and liabilities:
Accounts receivable	(866)	(2,277)
Prepaid expenses and other assets	(1,176)	(1,073)
Accounts payable	(1,541)	(227)
Accrued compensation and benefits	(530)	(3,051)
Accrued marketing expenses	(575)	(6,086)
Deferred revenue	887	(603)
Other current liabilities	952	(123)
Net cash provided by (used in) operating activities	6,097	(5,102)
Investing activities
Purchases of property and equipment	(3,821)	(2,340)
Purchase of intangible assets	—	(4,500)
Net cash used in investing activities	(3,821)	(6,840)
Financing activities
Net proceeds from exercise of common stock options	2,549	3,244
Cash used to net-share settle equity awards	(842)	(3,355)
Excess tax benefits from stock-based compensation	3,926	3,663
Repurchase of common stock	(59,007)	(28,256)
Principal payments in connection with capital leases	(26)	(40)
Net cash used in financing activities	(53,400)	(24,744)

Effect of exchange rate changes on cash and cash equivalents	(12)	13

Net decrease in cash and cash equivalents	(51,136)	(36,673)
Cash and cash equivalents at beginning of period	140,849	107,055
Cash and cash equivalents at end of period	$89,713	$70,382

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 12, 2014. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of June 30, 2014, its results of operations for the three and six months ended June 30, 2013 and 2014 and its cash flows for the six months ended June 30, 2013 and 2014. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2014.

Seasonality—In periods prior to the fourth quarter of 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. This trend changed in the fourth quarter of 2013 and the first quarter of 2014 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period, which began on October 1, 2013 and ended on March 31, 2014, as mandated by the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Accordingly, the number of submitted individual and family plan applications, relative to historical levels, increased significantly during the fourth quarter of 2013 and the first quarter of 2014. Additionally, following completion of the initial open enrollment period, the number of submitted individual and family health insurance applications, relative to historical levels, decreased significantly during the second quarter of 2014, when only consumers with qualifying life events were able to transact and buy major medical plans. However, since consumers are able to purchase short-term policies outside of the enrollment period, the number of submitted short-term health insurance applications, relative to historical levels, increased significantly during the second quarter of 2014.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year resulting from the sale of new Medicare plans. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year. As a result of a new regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, effective January 2015, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1, 2015. As a result, we anticipate that we will recognize all of our Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, in periods prior to the fourth quarter of 2013, marketing and advertising expenses related to individual and family health insurance plans have been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans have been highest in our third and fourth quarters. However, the historical trend of marketing and advertising expenses related to individual and family health insurance plans was impacted by the initial open enrollment period for individual and family plans that began in October 2013 and ended on March 31, 2014. These expenses, relative to historical levels, increased significantly in the fourth quarter of 2013 and first quarter of 2014, and decreased significantly during the second quarter, consistent with the respective increases and decreases in submitted applications.

Based on these seasonal trends in years prior to 2013, historically our revenue was highest in the fourth quarter of the year and our profitability was highest in the first quarter. However, in connection with the initial open enrollment period for individual and family plans which began on October 1, 2013 and ended on March 31, 2014, as well as the Medicare annual enrollment period for Medicare plans in the fourth quarter of 2013, we experienced an increase in revenue in both the fourth quarter of 2013 and the first quarter of 2014. As a result of significantly higher marketing and advertising expenses associated with the increase in the number of individual and family health insurance applications and Medicare applications during these enrollment periods, we incurred a net loss in both the fourth quarter of 2013 and the first quarter of 2014. In the second quarter of 2014, we recorded a net income due to significantly lower marketing and advertising expenses associated with the decrease in the number of individual and family health insurance applications outside of the open enrollment period.

Recent Accounting Pronouncement-In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Recently Adopted Accounting Standards—Effective January 1, 2014, we adopted an accounting standards update with new guidance on the presentation of unrecognized tax benefits. This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

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

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2013 and June 30, 2014, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2013 and June 30, 2014, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2013 and 2014.

As of December 31, 2013 and June 30, 2014, our cash and cash equivalent balances were invested as follows (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2013	June 30, 2014
Cash	$16,935	$33,761
Money market funds	90,120	36,621
Total cash and cash equivalents	$107,055	$70,382

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2013 and June 30, 2014.

Accounts Receivable—As of December 31, 2013 and June 30, 2014, our accounts receivable consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Accounts receivable - from other revenues	$2,322	$1,105
Commissions receivable	2,264	5,758
Total accounts receivable	$4,586	$6,863

Intangible Assets—On March 31, 2014, we purchased an internet domain name, www.Medicare.com, for $4.8 million. Cash consideration paid in connection with the purchase of the domain name totaled $4.5 million. The consideration paid also included $0.3 million of outstanding receivables from the owner of the domain name that were settled upon completion of the purchase. The related intangible asset was assigned an indefinite useful life. The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived non-amortizable intangible trademarks and website addresses, are presented in the tables below (dollars in thousands, weighted-average useful life is as of June 30, 2014):

	December 31, 2013			June 30, 2014			Weighted Average Remaining Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	June 30, 2014
Technology	$1,752	$(1,277)	$475	$1,752	$(1,450)	$302	0.9 years
Pharmacy and customer relationships	10,410	(4,267)	6,143	10,410	(4,757)	5,653	5.8 years
Trade names, trademarks and website addresses	907	(336)	571	907	(381)	526	5.8 years
Total intangible assets subject to amortization	$13,069	$(5,880)	7,189	$13,069	$(6,588)	6,481
Indefinite-lived trademarks and domain names			307			5,114	Indefinite
Intangible assets			$7,496			$11,595

During the three and six months ended June 30, 2013, amortization expense related to intangible assets totaled $353,000 and $707,000, respectively. During the three and six months ended June 30, 2014, amortization expense related to intangible assets totaled $354,000 and $708,000, respectively.

As of June 30, 2014, expected amortization expense in future periods is as follows (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Address	Total
2014 (six months)	172	489	46	707
2015	118	979	91	1,188
2016	5	979	91	1,075
2017	5	979	91	1,075
2018	2	959	91	1,052
Thereafter	-	1,268	116	1,384
Total	$302	$5,653	$526	$6,481

Note 3 – Stockholders’ Equity

Stock Plans—On June 12, 2014, upon approval at the Annual Meeting of Stockholders, we adopted the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan replaced the 2006 Equity Incentive Plan and approved 4,500,000 shares to be authorized for issuance under the 2014 Plan. The 2014 Plan did not include an evergreen provision to automatically increase the number of shares available under it and increases in the number of shares authorized for issuance under the 2014 Plan require stockholder approval. Also, the 2014 Plan included a share counting methodology, which results in the following shares not being recycled for future grant under the 2014 Plan: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations and (ii) gross number of shares subject to stock appreciation rights that are exercised. Furthermore, the 2014 Plan included a provision that prohibits repricing of outstanding stock options or stock appreciation rights and formalized and updated procedures to qualify awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code in order to preserve full tax deductibility of such awards to the Company.

The following table summarizes activity under our 2014 Equity Incentive Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2013	4,085
Additional shares authorized (1)	751
Restricted stock units granted	(458)
Options granted	(25)
Restricted stock units cancelled	7
Options cancelled	15
2014 Equity Incentive Plan adjustment (2)	(98)
Shares available for grant June 30, 2014	4,277

(1)	On January 1, 2014, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

(2)	On June 12, 2014, shares available for grant were adjusted to 4,500,000 pursuant to the terms of the 2014 Plan.

We maintain our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan, under which we previously granted options to purchase shares of our common stock and restricted stock units. These plans were terminated with respect to the grant of additional awards on June 12, 2014, upon adoption of our 2014 Plan. We will continue to issue new shares of common stock upon vesting of restricted stock units and the exercise of stock options previously granted under the 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2013	1,979	$17.91	4.20	$56,569
Granted	25	$44.43
Exercised	(198)	$16.32		$5,946
Cancelled	(16)	$21.18
Balance outstanding at June 30, 2014	1,790	$18.43	3.74	$35,214
Vested and expected to vest at June 30, 2014	1,730	$18.27	3.68	$34,288
Exercisable at June 30, 2014	1,175	$16.45	2.94	$25,272

(1)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2013 and June 30, 2014 and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the three and six months ended June 30, 2013 was $0.7 million and  $2.0 million, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2014 was $0.5 million and  $1.2 million, respectively.

The following table summarizes restricted stock unit activity, including performance-based restricted stock unit activity, under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2013	779	$19.57	2.30	$36,220
Granted	458	40.78
Vested	(203)	$18.96
Cancelled	(7)	$19.33
Balance outstanding as of June 30, 2014	1,027	$29.16	2.54	$39,010

(1)	Includes restricted stock units with both service and performance-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2013 and June 30, 2014 multiplied by the number of restricted stock units outstanding as of December 31, 2013 and June 30, 2014, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The amount of expense recorded for performance-based restricted stock units is based on expected attainment of performance criteria. The total fair value of restricted stock units vested during the three and six months ended June 30, 2013 was $1.2 million and $3.2 million, respectively. The total fair value of restricted stock units vested during the three and six months ended June 30, 2014 was $1.4 million and $9.8 million, respectively.
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

completed repurchasing common stock under this program in June 2013 having repurchased 2,957,179 shares for $60.0 million at an average price of $20.29 per share.
On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. Purchases under this program are made in the open market. As of June 30, 2014, 769,332 shares have been repurchased under this program at an average price of $36.73. In July 2014, we completed this stock repurchase program, having repurchased in the aggregate 1.4 million shares for approximately $50.0 million at an average price of $36.91 per share including commissions. The cost of the repurchase was funded from available working capital.
For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.
Stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2014 is summarized as follows (dollar in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share (3)	Amount of Repurchase
Cumulative balance at December 31, 2013 (1)	9,309,269	$16.11	$149,998
Repurchases of common stock during 2014	769,332	$36.73	$28,256
Cumulative balance at June 30, 2014 (2)	10,078,601	$17.69	$178,254

(1)	Cumulative balances at December 31, 2013 consist of shares repurchased in connection with our previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(2)
Cumulative balances at June 30, 2014 consist of shares repurchased in connection with our stock repurchase program announced on March 31, 2014, as well as previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(3)	Average price paid per share includes commissions.
In addition to the shares repurchased under our repurchase programs as of June 30, 2014, we have in treasury 275,493 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and June 30, 2014, we had a total of 9,519,286 shares and 10,354,094 shares, respectively, held in treasury.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-Based Compensation—The fair value of stock options granted to employees for the three and six months ended June 30, 2013 and 2014 was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Expected term	4.3 years	4.2 years	4.3 years	4.2 years
Expected volatility	39.7%	45.9%	39.7%	45.9%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.62%	1.42%	0.62%	1.42%
Weighted-average fair value	$6.32	$17.01	$6.32	$17.01

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Common stock options	$656	$564	$1,448	$1,206
Restricted stock units	1,126	1,286	1,968	3,089
Total stock-based compensation expense	$1,782	$1,850	$3,416	$4,295

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Marketing and advertising	$470	$579	$929	$1,236
Customer care and enrollment	81	71	169	167
Technology and content	385	429	704	991
General and administrative	846	771	1,614	1,901
Total stock-based compensation expense	$1,782	$1,850	$3,416	$4,295

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three and six months ended June 30, 2013 and 2014 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Income before provision for income taxes	$2,010	$6,319	$5,926	$3,170
Provision for income taxes	$864	$3,296	$2,419	$1,700
Effective tax rate	43.0%	52.2%	40.8%	53.6%

Our effective tax rate in the three and six months ended June 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the extension of the federal research tax credit through December 31, 2013. Our effective tax rate in the three and six months ended June 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three and six months ended June 30, 2013, excess federal and state tax benefits related to share-based payments, resulted in increases of $0.5 million and $3.9 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow. During the three and six months ended June 30, 2014, excess federal and state tax benefits related to share-based payments, resulted in increases of $0.4 million and $3.7 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

Note 5 – Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income per share is computed giving effect to all potential dilutive common stock equivalent shares, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net income per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Basic:
Numerator:
Net income allocated to common stock	$1,146	$3,023	$3,507	$1,470
Denominator:
Net weighted average number of common stock shares outstanding	18,946	18,978	19,754	18,914
Net income per share—basic:	$0.06	$0.16	$0.18	$0.08
Diluted:
Numerator:
Net income allocated to common stock	$1,146	$3,023	$3,507	$1,470
Denominator:
Net weighted average number of common stock shares outstanding	18,946	18,978	19,754	18,914
Weighted average number of options	445	623	453	702
Weighted average number of restricted stock units	105	174	117	205
Total common stock shares used in diluted per share calculation	19,496	19,775	20,324	19,821
Net income per share—diluted:	$0.06	$0.15	$0.17	$0.07

For each of the three- and six-month periods ended June 30, 2013 and 2014, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Common stock options	290	130	312	27
Restricted share units	12	65	6	—
Total	302	195	318	27

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2013 and June 30, 2014, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2013	June 30, 2014
United States	$37,046	$41,136
China	347	344
Total	$37,393	$41,480

Significant Customers—Substantially all revenue for the three and six months ended June 30, 2013 and 2014 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2013 and 2014 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Humana	17%	21%	20%	24%
WellPoint (1)	13%	11%	12%	11%
UnitedHealthcare (2)	11%	9%	11%	10%
Aetna (3)	8%	10%	8%	10%

(1)Wellpoint also includes other carriers owned by Wellpoint.
(2)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 75%  and 70% of our commission revenue in the three and six months ended June 30, 2013, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 68%  and 64% of our commission revenue in the three and six months ended June 30, 2014, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of December 31, 2013,  two customers represented 37% and 15%, respectively, of our $4.6 million outstanding accounts receivable balance. As of June 30, 2014,  one customer represented 58% of our $6.9 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and June 30, 2014. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2014. Accordingly, our estimate for uncollectible amounts at June 30, 2014 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications; increasing customer care center staff in the second and third quarters; our expectations relating to average commission dollars per policy for individual and family policies that we sell in 2014; the impact of health care reform laws on the health insurance industry, on our business and on the adoption of the Internet for the purchase of health insurance; our ability to leverage our technology to expand our marketplace; our strategies; the impact of open enrollment periods; seasonality, including the seasonality of our marketing and advertising expenses and their relation to the Medicare and individual and family health insurance open enrollment periods; revenue growth rates; expansion of the individual and family health insurance market and increase in demand for individual and family health insurance; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; our ability to enroll members through government-run health insurance exchanges; the impact of health insurance carrier processing; the impact of the technology development, implementation and integration challenges of the health insurance exchanges on health insurance enrollment; expectations relating to revenue (including commission revenue, lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, profitability, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses,  general and administrative expenses and profitability; the expected reasons for changes in our expenses our future commission rate structure; our overall individual and family health insurance commission rate structure; the ratio of member-per-month commission policies sold compared to percentage-of-premium commission; the mix of our members by health insurance carrier; our expectations regarding the timing of our recognition of revenue; proposed changes relating to the definition of a plan year and proposed changes relating to payments made to health insurance carriers and agents by the Centers of Medicare and Medicaid Services; the timing of accurate reporting of commission revenue and membership from health insurance carriers; the ability to purchase ancillary health plans as standalone products outside of open enrollment periods an increase in our commission revenue in absolute dollars in 2014 relative to 2013; an increase in our average commission revenue per policy for individual and family policies in 2014; the amount of fees we pay to marketing partners; seasonal and absolute increases in our customer care and enrollment costs; investments and increases in technology and content expenses; increases in general and administrative expenses; our estimate of the number of continuing members on all policies the acceptance rate by members of approved policies; ;our ability to convert subsidy-eligible individuals and families into members; our estimates of membership churn; the sufficiency of our cash generated from operations and our current cash and cash equivalents; the timing and amount of our future lease obligations; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; our ability to sell individual and family health insurance outside of open enrollment periods; our ability to market and sell individual and family health insurance during the open enrollment period; our expectations and projections relating to membership and commission rates; changes to our significant customers; the timing and source of our Medicare-related revenue; the impact of the health care reform laws on the health care industry in future periods; the impact of litigation in our industry related to regulatory matters; estimates relating to critical accounting policies and related impact on our financial statements; future capital requirements; expansion into new business areas and additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform and medical loss ratio requirements; changes in consumer behavior and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; changes in competitive landscape and product offerings among carriers and the resulting impact on our commission revenue; increased competition from state and federal insurance exchanges; the impact of increased health insurance costs on demand; our ability to retain existing members and limit member turnover; our ability to attract new members and to convert online visitors into paying members; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; changes in member conversion rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals; our ability to align its expenses with its revenue; the impact of annual enrollment periods for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to accurately estimate membership; the evolving nature of Affordable Care Act implementation; our ability to enter into and maintain relationships with health insurance carriers; our success in marketing and selling health insurance plans; our ability to hire, train and retain licensed health insurance agents; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; lack of membership growth and retention rates; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from its investments in its business, including its membership growth initiatives and development of private exchange capabilities; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; dependence upon Internet search engines; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; competition; dependence on our operations in China; success of our sponsorship and advertising business; protection of intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; seasonality; maintenance of relationships with business development partners; maintenance of proper and effective internal controls; impact of provisions for income taxes; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2014, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 88% of total revenue in the three and six months ended June 30, 2013 and represented 90% of total revenue in the three and six months ended June 30, 2014. Historically, the commission payments we received on individual and family, small business and ancillary health insurance policies we sold were a percentage of the premium on the policy. Effective January 1, 2014, many carriers began paying our individual and family health insurance commissions at a flat amount per-member-per-month. The commission payments that we receive for individual and family, small business and ancillary health insurance policies are typically made to us on a monthly basis for as long as the policy remains active with us.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. Among several other provisions, these laws and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so in 2015 and thereafter; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal government-run health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual health insurance during specified times of the year; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels if they are eligible and purchase individual or small group health insurance through the state or federal health insurance exchange. While many aspects of health care reform became effective in 2014, health insurance carriers have been required as a part of health care reform to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. Under health care reform an eighty-five percent medical loss ratio requirement for Medicare Advantage plans became effective in 2014.

The initial open enrollment period under health care reform began in October 2013 and ended in March 2014.  The second annual enrollment period for individual and family health insurance is scheduled to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015. Individuals and families cannot purchase individual and family health insurance outside this period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance while holding a healthcare reform health insurance plan. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans through a government-run health insurance exchange during the open enrollment period or a special enrollment period.

A substantial number of our existing members may be eligible for subsidies in connection with their purchase of health insurance.  During the third quarter of 2013, we entered into agreements with the Centers for Medicare and Medicaid Services, or CMS, to allow us to enroll subsidy-eligible individuals in qualified health insurance plans online in the 36 states where the federal government operated an exchange during the initial open enrollment period.  Pursuant to the agreements as well as applicable law and regulations, we must satisfy a number of conditions and requirements to enroll subsidy eligible individuals in qualified health plans. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans. If we are not able to satisfy these conditions and requirements, as well as enter into functioning relationships with government-run health insurance exchanges to offer qualified health plans that are required for individuals to receive a subsidy, we may lose existing members and new members. Notwithstanding our entering into agreements with the federal exchange, the online customer experience in the federal exchange driven process for enrollment into qualified health plans was cumbersome during the last open enrollment period and often required significant telephonic interaction between the customer and our customer care center. We continue to urge the federal exchange to adopt a website and processes that are efficient, scalable and online. If the federal exchange does not do so, our ability to enroll individuals who are eligible for subsidies could be negatively impacted. Additionally, we have not entered into a similar relationship with any of the states that are operating their own exchanges. We do not expect government run health insurance exchanges to modify their processes and consumer experience for individuals to enroll in qualified health plans online through agents and brokers for the upcoming open enrollment period. As a result, we intend to utilize a combination of our technology and call centers to offer an improved experience compared to the last open enrollment period for consumers who wish to enroll in qualified health plans through the federal health insurance exchange and certain state health insurance exchanges.

While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will depend upon a number of factors, including health insurance company practices, individual financial circumstances, our members’ existing health insurance plans, the price of health insurance and our ability to expand our offering to include subsidy-eligible health insurance plans. Moreover, we are facing new competition in the form of government run health insurance exchanges. Our ability to act as a health insurance agent to health care reform subsidy-eligible individuals depends upon government-run health insurance exchanges developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans over the Internet, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to maintain compliance with these and other requirements could present significant challenges for us. In addition, the implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. We expect the restriction on individuals being able to make plan changes outside of open enrollment periods will result in a reduction in the number of health insurance policies purchased through us outside of the open enrollment period, as we experienced during the second quarter of 2014 and expect to continue through the third quarter of 2014. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Given the disruption that the implementation of health care reform may have on the health insurance market, health care reform could in the aggregate have a material adverse effect on our business and results of operations.
We derive revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. A reduction in the number of health insurance policies purchased through us outside of the open enrollment period, as we experienced during the second quarter of 2014 and expect to continue through the third quarter of 2014, results in a corresponding decrease in revenue from our online sponsorship program. We also offer Medicare advertising services, which allow Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.
We derive revenue from licensing the use of our health insurance ecommerce technology and typically receive a fixed, up-front fee or performance-based fees, or a combination of both. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We also have licensed our ecommerce technology for use by government agencies. A reduction in the number of health insurance policies processed by our technology platform outside of the open enrollment period, as we experienced during the second quarter of 2014 and expect to continue through the third quarter of 2014, results in a corresponding decrease in revenue from our technology licensing program.

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through us. Commissions for individual and family and small business health insurance plans have historically represented a percentage of the insurance premium and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier, by geography and by the type of plan purchased by a member. Commission rates commonly vary based upon the amount of time that the policy has been active, with commission rates for individual and family plans typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. However, some carriers postpone payment of commission to us for qualified health insurance plans where the member holding the plan is receiving a subsidy, until the health insurance carrier receives the premium payment from the member and the subsidy payment from the federal government, which further delays our ability to recognize revenue from the sale of these policies. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our commission revenue is recurring in nature.

Many health insurance carriers amended our individual and family health insurance commission rates effective in January 2014 and changed the basis on which they pay commissions from a percentage-of-premium to a flat amount per-member-per-month. Similar to percentage-of-premium commissions, the amount paid per-member-per-month generally declines after the initial policy year. The actual average commission dollars per-member-per-month that we receive for new members in 2014 and beyond will depend upon a number of factors, including the ratio of policies that we sell for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sell, the mix of our members by health insurance carrier and the commission rates we receive from the carrier.  We experienced a shift in the concentration of our members by carrier as a result of the health care reform annual enrollment period that ended on March 31, 2014.  Due to healthcare reform, some health insurance carriers exited or reduced selling efforts in certain markets during the annual enrollment period, while expanding in others. Additionally, the health insurance products that our members selected during open enrollment period, and especially in the first quarter of 2014, represented a change from our historic product and carrier mix. Together, this shift in the concentration of our members by carrier and differing health insurance products and carriers chosen by our members, after incorporating the positive impact of premium inflation, slightly reduced our commissions per member in the second quarter of 2014 and will have some impact on our revenue for remainder of the year. We may experience adjustments to our average commission dollars per-member-per-month in the future, particularly after the healthcare reform open enrollment period given that we anticipate a large amount of individual and family health insurance purchasing activity during that period.

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

Our individual and family health insurance commission revenue is influenced by the number of applications for individual and family health insurance we submit to health insurance carriers and the rate at which those applications turn into paying members. In periods prior to the fourth quarter of 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter. This trend changed in the fourth quarter of 2013 and the first quarter of 2014 as a result of a significant increase, relative to historical levels, in the number of individual and family applications submitted during the initial open enrollment period under health care reform that began on October 1, 2013 and ended on March 31, 2014. Additionally, following completion of the initial open enrollment period, the number of submitted individual and family health insurance applications decreased significantly during the second quarter of 2014, relative to historical levels, when only consumers with qualifying life events were able to purchase individual and family health insurance. However, since consumers are able to purchase short-term policies during the supplement enrollment period, which began on April 1, 2014 and ends on November 14, 2014, the number of submitted short-term health insurance applications, relative to historical levels, increased significantly during the second quarter of 2014. We expect the number of submitted individual and family applications in the third quarter of 2014 to decline compared to the same period in 2013, consistent with the decline we experienced in the second quarter of 2014. Conversely, we expect the number of submitted short-term applications in the third quarter of 2014 to increase compared to the same period in 2013. Revenue related to the increased number of submitted individual and family plan applications in the fourth quarter of 2013 and the first quarter of 2014 was generally not recognized in those same respective quarters due to many of the submitted applications occurring at the end of each quarter. For example, approximately 50% of the submitted individual and family plan applications in the first quarter of 2014 were submitted during the last two weeks of March 2014. Also, the number of individual and family plan members per submitted application declined during the first quarter of 2014 as a higher percentage of individuals and smaller sized families submitted individual and family health insurance applications than in prior periods but returned to historical rates in the second quarter of 2014. Our individual and family health insurance commission revenues are earned from each paying member. In the first quarter of 2014, we experienced higher approval rates on submitted individual and family plan applications when compared to applications submitted prior to the implementation of health care reform. Notwithstanding, in the second quarter of 2014, we experienced a decrease in the rate at which these approvals resulted in paying members, which adversely impacted our individual and family plan membership as of the end of the quarter ended June 30, 2014.

Our individual and family health insurance commission revenue is also influenced by our individual and family health insurance member retention rates. Our member retention rate on our individual and family membership was negatively impacted by health care reform during the fourth quarter of 2013 and the first and second quarters of 2014 primarily due to the transition from health insurance plans that were not compliant with the requirements of health care reform on January 1, 2014 and to the assumed purchase of health insurance plans by our members directly from other sources. Given the large amount of health insurance purchasing activity that occurred at the end of the open enrollment period and the amount of time it takes for us to learn of changes in our membership, due in part to delays in health insurance carrier processing, we will not have a full view of the impact of the open enrollment period on our membership until later in the year. Our estimated individual and family health insurance membership as of June 30, 2014, slightly increased compared to June 30, 2013, as a result of the increased individual and family health insurance purchasing activity during the health care reform annual enrollment period, offset by a decrease in our membership retention rates compared to periods prior to health care reform implementation.

The second annual open enrollment period for individual and family health insurance is scheduled to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates for the annual open enrollment period are unknown, but were originally set to be October 15 through December 7.  Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  Open enrollment periods have changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.  Additionally, we expect that applications submitted for individual and family health insurance to decline during the third quarter of 2014, compared to the same period in 2013, consistent with the decline we experienced in the second quarter of 2014.
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
The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. During the years 2013 and 2012, 64% and 59%, respectively, of our new Medicare approved members were enrolled during the fourth quarters of 2013 and 2012. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year. As a result of a new regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, effective January 2015, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1, 2015, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in lower renewal commission revenue in the second, third and fourth quarters of 2014, compared to the same periods in 2013, and no renewal commission revenue in the second, third or fourth quarters of 2015. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. While we do not anticipate that this will have a significant adverse effect on our ability to recognize revenue in the fourth quarter, it will significantly reduce our operating cash flows for the fourth quarter as a result of our receipt of the commission payments being received from the carriers in the first quarter of the following year.

We market and sell ancillary health insurance plans, which include short-term, dental, life, vision, and accident insurance plans, on our website www.eHealthinsurance.com. Historically, we have sold ancillary health insurance plans alongside individual and family health insurance plans and also as standalone products.   Ancillary health insurance plans are not subject to the same open enrollment period as individual and family health insurance. We recognize commission revenue for ancillary health insurance plans similar to our recognition of individual and family health insurance plan commission revenues. Revenue is recognized when commissions are reported to us by a health insurance carrier, net of an estimate for future forfeiture amounts payable to carriers due to policy cancellations.  Submitted applications for ancillary health insurance plans increased 29% and 61% during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, respectively. This increase was due primarily to consumers being able to purchase short-term policies outside of the open enrollment period. As a result, the number of submitted short-term health insurance applications increased significantly during the second quarter of 2014, relative to historical levels. Similarly, we expect the number of submitted short-term applications in the third quarter of 2014 to increase compared to the same period in 2013. Since ancillary health insurance plans have traditionally been sold with individual and family plans, which are now mainly sold during open enrollment periods, but can also be bought as standalone products outside of open enrollment periods, the seasonality of our sale of ancillary health insurance plans is unclear.
Commission revenue attributable to major medical individual and family health insurance plans was 75% and 70% of commission revenue in the three and six months ended June 30, 2013, respectively, and was 68% and 64% of commission revenue in the three and six months ended June 30, 2014, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, was due primarily to an increase in commission revenue attributable to Medicare-related insurance plans and, to a lesser extent, ancillary health insurance plans, consisting primarily of short term, dental, accident and vision insurance plan offerings.

We expect commission revenue to increase in absolute dollars in 2014 compared to 2013, primarily as a result of increases in Medicare plan and ancillary plan commission revenues.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from our online sponsorship and advertising program, from licensing the use of our ecommerce technology and from generating and delivering leads, primarily for Medicare plans.
Online Sponsorship and Advertising.  We offer advertising services for our Medicare plan carriers to purchase advertising on separate websites developed, hosted and maintained by us for a pre-determined amount of time. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period. We also derive revenue from online sponsorship and advertising programs that allow carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.
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

We expect other revenue to decline in absolute dollars in 2014 compared to 2013 due primarily to a decrease in both online sponsorship and advertising revenue and technology licensing revenue, largely due to a decline in individual and family submitted health insurance applications in the second quarter of 2014 and expected decline in individual and family submitted health insurance applications in the third quarter of 2014.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com, either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of direct marketing, such as email. For the three and six months ended June 30, 2013, applications submitted through us for individual and family health insurance from our direct channel constituted 49% and 48%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2014, applications submitted through us for individual and family health insurance from our direct channel constituted 61% and 39%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For both the three and six months ended June 30, 2013, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32% of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2014, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 27% and 42%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising. For the three and six months ended June 30, 2013, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 19% and 20%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2014, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 12% and 19%, respectively, of all individual and family health insurance applications submitted on our website.

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

We expect cost of revenue to decrease in absolute dollars in 2014 compared to 2013 due primarily to a decrease in payments for referrals to our website by marketing partners with whom we have revenue-sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Our direct channel expenses primarily consist of costs for direct mail, email marketing and retargeting campaigns redirecting consumers to our websites and may also include costs for television, radio, and print advertising.

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. In periods prior to fourth quarter of 2013, marketing and advertising expenses related to individual and family health insurance plans has historically been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans has historically been highest in our third and fourth quarters.  However, as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under health care reform, which began on October 1, 2013 and ended on March 31, 2014, we experienced a substantial increase in marketing and advertising expenses related to individual and family plans during the fourth quarter of 2013 and the first quarter of 2014.  During the second quarter of 2014, outside of the initial open enrollment period, there was a significant decrease in the number of individual and family applications submitted compared to the same period in 2013. As a result, we experienced a decrease in marketing and advertising expenses related to the individual and family plans and an increase in profitability. We expect marketing and advertising costs to decrease in the third quarter of 2014 compared to the same period in 2013 as a result of a decrease in submitted individual and family plan applications outside of the annual open enrollment period, consistent with the decline we experienced in the second quarter of 2014. The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.  Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2013 as well as the initial open enrollment period for individual and family plans during the fourth quarter of 2013 and the first quarter of 2014, we experienced a significant increase in online advertising expenses during both the fourth quarter of 2013 and first quarter of 2014. We also increased our discretionary spending for Medicare plan-related online advertising in the third and fourth quarters of 2013 compared to the first and second quarters in conjunction with the Medicare annual enrollment period.  Because the majority of our Medicare plan-related revenue for new sales is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2013. For individual and family plans, we increased our discretionary spending in both the fourth quarter of 2013 and the first quarter of 2014 in conjunction with the initial open enrollment period. Because the revenue related to new individual and family plan members is recognized over the life of the policy, our discretionary online advertising for individual and family plans had a negative impact on our profitability during both the fourth quarter of 2013 and the first quarter of 2014. We decreased our discretionary spending on online advertising during the second quarter of 2014, outside of the open enrollment period for individual and family plans and the Medicare annual enrollment period, which had a positive impact on profitability during the second quarter of 2014. The seasonal patterns caused by the individual and family health insurance is new and is subject to change in future periods, particularly in connection with any change in the timing of the open enrollment periods. The Medicare plan-related seasonal patterns also occurred in 2012, and we expect them to occur again in 2014.

During the fourth quarter of 2013 and the first quarter of 2014, the source of our submitted individual and family plan applications shifted from our lower cost direct marketing channel to our higher cost marketing partner channel. Additionally, the cost per submitted individual and family plan application increased for our direct marketing, online advertising and marketing partner channels in the first quarter of 2014. During the second quarter of 2014, with the decrease in submitted individual and family plan applications outside of the initial open enrollment period, our source of submitted individual and family plan applications shifted to our direct marketing channel. However, the cost per submitted application increased further, particularly in our online advertising channel.

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
We expect customer care and enrollment expenses to increase in absolute dollars in 2014 compared to 2013 as a result of additional personnel we have hired and expect to hire to service demand for Medicare and individual and family plans during the open enrollment periods for these products and due to an increase in expenditures to further develop our sales capabilities.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended June 30, 2013 and 2014 and as of June 30, 2013 and 2014:

	Three Months Ended	Three Months Ended
Key Metrics:	June 30, 2013	June 30, 2014
Operating cash flows (1)	$6,635,000	$308,000
IFP submitted applications (2)	110,600	24,800
IFP approved members (3)	100,700	95,100
Total approved members (4)	190,400	208,000
Commission revenue (5)	$34,942,000	$38,526,000
Commission revenue per estimated member for the period (6)	$32.58	$30.40
	As of	As of
	June 30, 2013	June 30, 2014
IFP estimated membership (7)	748,000	751,000
Medicare estimated membership (8)	80,400	113,200
Other estimated membership (9)	263,000	384,600
Total estimated membership (10)	1,091,400	1,248,800

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2014
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	49%	61%
Marketing partners (12)	32%	27%
Online advertising (13)	19%	12%
Total	100%	100%

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)
IFP applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP plans for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term, stand-alone dental, life, accident or Medicare-related health insurance plans.

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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•
Historically, to calculate the estimated number of members active on individual and family health insurance policies, we take the sum of (i) the number of individual and family health insurance members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the six-month period); and (ii) the number of approved members over the six-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). Historically, the percentage of our members who did not accept their approved policy remained relatively constant. However, for policies that were submitted in the quarter ended March 31, 2014, we have observed an increase in the number of members who ultimately did not accept their approved policies, compared to our historical experience. This lower acceptance rate was used to estimate the assumed number of members who did not accept their approved policy for the six months ended June 30, 2014. As a result, for the purpose of estimating the number of members active on individual and family plan insurance policies as of June 30, 2014, we have assumed and applied a higher percentage of members who do not accept their approved policy as compared to the assumption we used in prior periods. We also estimated a potentially higher membership churn as compared to historical levels on January 1, 2014 due to policy terminations on December 31, 2013 as a result of the Affordable Care Act. As a result, consistent with our estimation process for the quarter ended March 31, 2014, we have used January 1, 2014 (rather than December 31, 2013) as the beginning of our six-month period for purpose of estimating the number of members active on individual and family plan insurance policies as of June 30, 2014.

•
For ancillary insurance policies (such as short-term, dental, vision, and accident), we take the sum of (i) the number of members for whom we have received or applied a commission payment for the month that is one to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the one to three-month period); and (ii) the number of approved members over the one to three-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate).  The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We reflect updated information regarding our membership in the membership estimate for the period when we receive such updated information, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions such as health care reform implementation on our membership retention. Health care reform and other factors could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Realizability of Long-Lived Assets; and

•	Accounting for Income Taxes.
During the three and six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2013 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2014		2013		2014
Revenue:
Commission	$34,942	88%	$38,526	90%	$73,193	88%	$84,103	90%
Other	4,858	12	4,068	10	9,814	12	9,431	10
Total revenue	39,800	100	42,594	100	83,007	100	93,534	100
Operating costs and expenses:
Cost of revenue	984	2	892	2	3,635	4	3,005	3
Marketing and advertising	13,761	35	9,609	23	28,596	34	32,718	35
Customer care and enrollment	7,812	20	8,984	21	14,978	18	18,697	20
Technology and content	7,727	19	9,550	22	14,468	17	20,017	21
General and administrative	7,132	18	6,857	16	14,651	18	15,151	16
Amortization of intangible assets	353	1	354	1	707	1	708	1
Total operating costs and expenses	37,769	95	36,246	85	77,035	93	90,296	97
Income from operations	2,031	5	6,348	15	5,972	7	3,238	3
Other expense, net	(21)	—	(29)	—	(46)	—	(68)	—
Income before provision for income taxes	2,010	5	6,319	15	5,926	7	3,170	3
Provision for income taxes	864	2	3,296	8	2,419	3	1,700	2
Net income	$1,146	3%	$3,023	7%	$3,507	4%	$1,470	2%
Operating costs and expenses include the following amounts of stock-based compensation expense  (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Marketing and advertising	$470	$579	$929	$1,236
Customer care and enrollment	81	71	169	167
Technology and content	385	429	704	991
General and administrative	846	771	1,614	1,901
Total stock-based compensation expense	$1,782	$1,850	$3,416	$4,295

Three and Six Months Ended June 30, 2013 and 2014

Revenue
The following table presents our commission, other revenue and total revenue for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
Commission	$34,942	$38,526	$3,584	10%	$73,193	$84,103	$10,910	15%
Percentage of total revenue	88%	90%			88%	90%
Other	$4,858	$4,068	$(790)	(16)%	$9,814	$9,431	$(383)	(4)%
Percentage of total revenue	12%	10%			12%	10%
Total revenue	$39,800	$42,594	$2,794	7%	$83,007	$93,534	$10,527	13%

Three Months Ended June 30, 2013 and 2014—Commission revenue increased $3.6 million, or 10%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due in part to a $1.7 million increase in ancillary health insurance related commission revenue, consisting primarily of short-term, vision, dental and accident plan offerings. Additionally, Medicare-related commission revenue increased $1.8 million. The increases in Medicare-related and ancillary commission revenues are due to increased membership for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other revenue decreased $0.8 million, or 16%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due primarily to a $0.8 million decrease in sponsorship revenue related to the decreased number of individual and family health insurance applications outside of the initial open enrollment period.

Six Months Ended June 30, 2013 and 2014—Commission revenue increased $10.9 million or 15%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due primarily to a $6.0 million increase in Medicare-related commission revenue. Additionally, ancillary health insurance commission revenue, consisting primarily of short-term, dental, vision and accident plan offerings increased $3.2 million and commission override revenue increased by $1.8 million, primarily due to an increase in annual commission override payments received in the first quarter of 2014. The increases in Medicare-related and ancillary commission revenues are due to increased membership for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Other revenue decreased $0.4 million, or 4%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to a $0.8 million decrease in sponsorship revenue related to the decreased number of individual and family health insurance applications outside of the initial open enrollment period, partially offset by a $0.5 increase in technology licensing revenue during the first quarter of 2014.

Operating Costs and  Expenses

Cost of Revenue
The following table presents our cost of revenue for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
Cost of revenue	$984	$892	$(92)	(9)%	$3,635	$3,005	$(630)	(17)%
Percentage of total revenue	2%	2%			4%	3%

Three Months Ended June 30, 2013 and 2014—Cost of revenue decreased $0.1 million, or 9%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to a decrease in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter.

Six Months Ended June 30, 2013 and 2014—Cost of revenue decreased $0.6 million, or 17%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to a decrease in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%

Marketing and advertising	$13,761	$9,609	$(4,152)	(30)%	$28,596	$32,718	$4,122	14%
Percentage of total revenue	35%	23%			34%	35%
Three Months Ended June 30, 2013 and 2014—Marketing and advertising expenses decreased $4.2 million, or 30%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013,  primarily due to a decrease in variable advertising costs of $4.1 million. Fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website decreased $3.2 million and online advertising costs decreased $1.4 million, primarily due to the decrease in submitted individual and family health insurance applications outside of open enrollment periods. This was partially offset by an increase of $0.4 million in direct marketing expenses.
Six Months Ended June 30, 2013 and 2014—Marketing and advertising expenses increased $4.1 million, or 14%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013,  primarily due to an increase of variable advertising costs of $3.4 million. Fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website increased $1.1 million and direct marketing expenses increased $1.7 million, and online advertising costs increased $0.6 million, primarily due to the increase in submitted individual and family health insurance applications during the open enrollment periods in the first quarter of 2014. Additionally, compensation, benefits, stock-based compensation and other personnel costs increased $0.4 million as a result of an increase in marketing and advertising personnel.

Customer Care and Enrollment
The following table presents our customer care and enrollment expenses for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
Customer care and enrollment	$7,812	$8,984	$1,172	15%	$14,978	$18,697	$3,719	25%
Percentage of total revenue	20%	21%			18%	20%

Three Months Ended June 30, 2013 and 2014—Customer care and enrollment expenses increased $1.2 million, or 15%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to additional compensation, benefits, stock-based compensation, licensing and other personnel costs for customer care center personnel.

Six Months Ended June 30, 2013 and 2014—Customer care and enrollment expenses increased $3.7 million, or 25%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to additional compensation, benefits, stock-based compensation, licensing and other personnel costs for customer care center personnel.

Technology and Content
The following table presents our technology and content expenses for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
Technology and content	$7,727	$9,550	$1,823	24%	$14,468	$20,017	$5,549	38%
Percentage of total revenue	19%	22%			17%	21%

Three Months Ended June 30, 2013 and 2014—Technology and content expenses increased $1.8 million, or 24%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to an increase of $1.2 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, technology and content expenses increased $0.6 million due to increases in depreciation and facilities expense.

Six Months Ended June 30, 2013 and 2014—Technology and content expenses increased $5.5 million, or 38%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to an increase of $3.9 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, technology and content expenses increased due to an increase of $0.9 million in depreciation expense and facilities expense and an increase of $0.7 million in spending to support website operation and infrastructure maintenance costs and information technology.

General and Administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
General and administrative	$7,132	$6,857	$(275)	(4)%	$14,651	$15,151	$500	3%
Percentage of total revenue	18%	16%			18%	16%

Three Months Ended June 30, 2013 and 2014—General and administrative expenses were relatively flat in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2013 and 2014—General and administrative expenses were relatively flat in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

 Amortization of Intangible Assets
The following table presents our amortization of intangible assets for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
Amortization of intangible assets	$353	$354	$1	—%	$707	$708	$1	—%
Percentage of total revenue	1%	1%			1%	1%

Three Months Ended June 30, 2013 and 2014—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained flat in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2013 and 2014—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained flat in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Other Expense, Net
The following table presents our other expense, net, for the three and six months ended June 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
Other expense, net	$(21)	$(29)	$(8)	38%	$(46)	$(68)	$(22)	48%
Percentage of total revenue	—%	—%			—%	—%

Three Months Ended June 30, 2013 and 2014—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash and foreign exchange gains in the three months ended June 30, 2014.

Six Months Ended June 30, 2013 and 2014—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash and foreign exchange gains in the six months ended June 30, 2014.

Provision for Income Taxes
The following table presents our provision for income taxes for the three and six months ended June 30, 2013 and 2014 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	$	%	2013	2014	$	%
Provision for income taxes	$864	$3,296	$2,432	281%	$2,419	$1,700	$(719)	(30)%
Percentage of total revenue	2%	8%			3%	2%

Three Months Ended June 30, 2013 and 2014—In the three months ended June 30, 2013 and 2014, we recorded a provision for income taxes representing effective tax rates of 43.0% and 52.2%, respectively. Our effective tax rate for the three months ended June 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the extension of the federal research tax credit through December 31, 2013. Our effective tax rate for the three months ended June 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Six Months Ended June 30, 2013 and 2014—In the six months ended June 30, 2013 and 2014, we recorded a provision for income taxes representing effective tax rates of 40.8% and 53.6%, respectively. Our effective tax rate for the six months ended June 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the extension of the federal research tax credit through December 31, 2013. Our effective tax rate for the six months ended June 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Liquidity and Capital Resources

At June 30, 2014, our cash and cash equivalents totaled $70.4 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2013, our cash and cash equivalents totaled $107.1 million. The decrease in cash and cash equivalents reflects $2.3 million used to purchase property and equipment, $4.5 million to purchase intangible assets, $28.3 million to repurchase common stock and $5.1 million used in operating activities, partially offset by cash flows provided by financing activities from the exercise of common stock options. The intangible asset purchased during the first quarter was the Internet domain name www.Medicare.com.
On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock and on March 6, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. Purchases under this program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. We completed repurchasing common stock under this program in June 2013 having repurchased 2,957,179 for $60.0 million at an average price of $20.29 per share.
On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. As of June 30, 2014, 769,332 shares had been repurchased under this program at an average price of $36.73. In July 2014, we completed this stock repurchase program, having repurchased in the aggregate 1.4 million shares for approximately $50.0 million at an average price of $36.91 per share including commissions. The cost of the repurchase was funded from available working capital.
For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.
Stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2014 is summarized as follows (dollar in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share (3)	Amount of Repurchase
Cumulative balance at December 31, 2013 (1)	9,309,269	$16.11	$149,998
Repurchases of common stock during 2014	769,332	$36.73	$28,256
Cumulative balance at June 30, 2014 (2)	10,078,601	$17.69	$178,254

(1)	Cumulative balances at December 31, 2013 consist of shares repurchased in connection with our previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(2)
Cumulative balances at June 30, 2014 consist of shares repurchased in connection with our stock repurchase program announced on March 31, 2014, as well as previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(3)	Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of June 30, 2014, we have in treasury 275,493 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and June 30, 2014, we had a total of 9,519,286 shares and 10,354,094 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2013 and 2014 (in thousands):

	Six Months Ended June 30,
	2013	2014

Net cash provided by (used in) operating activities	$6,097	$(5,102)
Net cash used in investing activities	$(3,821)	$(6,840)
Net cash used in financing activities	$(53,400)	$(24,744)

During the six months ended June 30, 2013 and 2014, excess federal and state tax benefits related to share-based payments, resulted in increases of $3.9 million and $3.7 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as financing cash inflows.

Operating Activities

Cash used in operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

In periods prior to fourth quarter of 2013, we experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed as incurred and the revenue from approved applications is recognized as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the fourth quarter of 2013 and the first quarter of 2014, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of individual and family plan applications submitted during the initial open enrollment period, which had a negative impact on cash flows. During the second quarter of 2014, we experienced a decrease in marketing and advertising expenses related to the decrease in the number of individual and family plan applications submitted outside the initial open enrollment period resulting in positive cash flow. The significantly increased marketing and advertising expenses during the first quarter of 2014 were paid during the second quarter of 2014 resulting in a net cash outflow. The next annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015. We expect marketing and advertising costs to increase during the first and fourth quarters of the year due to an increase in submitted applications during the annual enrollment periods for individual and family health insurance and Medicare Advantage and Medicare Part D prescription drug plans. We expect marketing and advertising costs to decrease during the second and third quarters due to a reduction in the number of health insurance applications we expect outside of annual enrollment periods.

As a result of a new regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, effective January 2015, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1, 2015, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in lower renewal commission revenue in the third and fourth quarters of 2014, compared to the same periods in 2013, and no renewal commission revenue in the second, third or fourth quarters of 2015. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. While we do not anticipate that this will have a significant adverse effect on our ability to recognize the commission revenue in the fourth quarter, it will significantly reduce our operating cash flows for the fourth quarter as a result of our receipt of the commission payments being received from the carriers in the first quarter of the following year.

Six Months Ended June 30, 2014— Our operating activities used cash of $5.1 million during the six months ended June 30, 2014 and consisted of net income of $1.5 million, increased by non-cash items of $6.9 million and offset by cash used by operating assets and liabilities and other activities of $13.4 million. Adjustments for non-cash items primarily consisted of $4.6 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, and $4.3 million of stock-based compensation expense, partially offset by $2.0 million of deferred income taxes. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $2.3 million in accounts receivable, an increase of $1.1 million in prepaid expenses and other assets, a decrease of $0.2 million in accounts payable, a decrease in accrued marketing expenses of $6.1 million, a decrease in accrued compensation and benefits of $3.1 million and a decrease in deferred revenue of $0.6 million. Accrued marketing expenses decreased due to the significant decrease in the number of submitted individual and family plan applications and the timing of payments to our marketing partners and vendors. Accrued compensation and benefits decreased due to the payment of performance bonuses to employees that were earned during 2013.

Six Months Ended June 30, 2013— Our operating activities generated cash of $6.1 million during the six months ended June 30, 2013 and consisted of net income of $3.5 million, increased by non-cash items of $5.4 million and offset by cash used by operating assets and liabilities and other activities of $2.8 million. Adjustments for non-cash items primarily consisted of $4.6 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, and $3.4 million of stock-based compensation expense, partially offset by $3.4 million of deferred income taxes, consisting primarily of excess tax benefits from stock-based compensation. Cash used by operating assets and liabilities and other activities primarily consisted of a decrease of $1.5 million in accounts payable, an increase in $1.2 million in prepaid expenses and other assets, an increase of $0.9 million in accounts receivable, a decrease of $0.6 million in accrued marketing expenses and a decrease of $0.5 million in accrued compensation and other benefits, partially offset by an increase of $1.0 million in other current liabilities and an increase of $0.9 million in deferred revenue.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and during the six months ended June 30, 2014 include consideration paid for the purchase of an intangible asset.

Six Months Ended June 30, 2014—Net cash used in investing activities of $6.8 million during the six months ended June 30, 2014 was due to $2.3 million used to purchase property and equipment and $4.5 million used in the purchase of an intangible asset, the Internet domain name www.Medicare.com.  Additional non-cash consideration for www.Medicare.com included settlement of a $0.3 million outstanding receivable from the owner upon completion of the purchase.

Six Months Ended June 30, 2013— Net cash used in investing activities of $3.8 million during the six months ended June 30, 2013 was attributable entirely to capital expenditures.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, cash used to net-share settle equity awards and excess tax benefits from stock-based compensation. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Six Months Ended June 30, 2014—Net cash used in financing activities of $24.7 million during the six months ended June 30, 2014 was due to $28.3 million used to repurchase 0.8 million shares of our common stock, $3.4 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $3.2 million of proceeds from the exercise of common stock options and $3.7 million of excess tax benefits from stock-based compensation.

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

In connection with our Mountain View, California office lease agreement for our headquarters, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of June 30, 2014 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2014 (six months)	$1,908	$1,202	$3,110
2015	2,752	605	3,357
2016	2,798	417	3,215
2017	2,777	209	2,986
2018	1,938	—	1,938
Thereafter	4,564	—	4,564
Total	$16,737	$2,433	$19,170

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2013 and June 30, 2014, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2013	June 30, 2014

Cash (1)	$16,935	$33,761
Money market funds (2)	90,120	36,621
Total cash and cash equivalents	$107,055	$70,382

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2013 and June 30, 2014 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2013,  two health insurance carriers represented 37% and 15%, respectively, for a combined total of 52% of our $4.6 million outstanding accounts receivable balance. As of June 30, 2014, one health insurance carrier represented 58% of our $6.9 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and June 30, 2014. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2014.  Accordingly, our estimate for uncollectible amounts at June 30, 2014 was not material.

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2013 and 2014  was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2013 and 2014 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Humana	17%	21%	20%	24%
WellPoint (1)	13%	11%	12%	11%
UnitedHealthcare (2)	11%	9%	11%	10%
Aetna (3)	8%	10%	8%	10%

(1)	Wellpoint includes other carriers owned by Wellpoint.

(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many of the significant aspects of health care reform went into effect in 2014, although certain provisions were effective prior to 2014, such as medical loss ratio requirements for individual and family and small business health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation required various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations.   The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them;  cause a substantial reduction in our membership and commission revenue; and cause health insurance carriers to reduce our commissions and other amounts they pay  for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  In addition, various aspects of health care reform have and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons.  Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  The cost of health insurance plans with effective dates in 2014 has generally increased as a result of the new standards for increased health insurance benefits, among other things.  While the individual and family health insurance plans that we sold and that were effective in

2013 and prior to 2013 may not be as expensive, many of these plans do not have post-healthcare reform benefits or meet other standards under health care reform.  Moreover, certain health insurance companies terminated these 2013 plans or modified them effective January 1, 2014 with an increase in the cost of the plan in response to health care reform implementation. It is not clear how our member retention rates will be impacted by policy cancellations or consumers purchasing their health insurance from sources other than us as a result of health care reform. Any of these circumstances could cause us to suffer a substantial reduction in our membership, which would materially harm our business, operating results and financial condition.  Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the healthcare reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize existing holders of individual and family health insurance to maintain their policies, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

As a part of healthcare reform, each state was required to implement a health insurance exchange by October 2013 where individuals and small businesses can purchase health insurance. For states that did not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, is operating some part of the health insurance exchange in 36 states.  It may operate the health insurance exchange for a fewer or greater number of states in the future.  Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies must purchase qualified health plans through a government exchange to receive their subsidy. The exchanges are a new source of competition for us. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. Moreover, the exchanges will compete with us for new members. Under regulations adopted as a part of healthcare reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into their existing qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may inhibit our ability to grow our membership. Competitive pressure from government-run from health insurance exchanges may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, and may otherwise harm our business, operating results and financial condition.

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

Individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act has been issued that clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states without individual health insurance enrollment capability) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A substantial number of our existing members may be eligible for subsidies in connection with their purchase of health insurance.  We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and enroll them through government-run health insurance exchanges.  If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt solutions that allow us to scalably enroll individuals and families into the qualified health insurance plans they need to purchase in order to receive a subsidy, we may lose existing members and new members, which would harm our business, operating results and financial condition.

During the third quarter of 2013, we entered into agreements with CMS, relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. While we have entered into these agreements, we have not been able to offer individuals and families the ability to enroll online in subsidy-qualifying health insurance through the FFM in a scalable way, due to technology and other issues with the FFM as well as the FFM not having implemented an integration with agents and brokers to enroll individuals online into qualified health plans in an efficient and scalable manner.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM in the future.  Among other things, we must maintain our agreement with the FFM which needs to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant web platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment and qualified health plan and subsidy eligibility.  We also depend upon the federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website.  In addition, the FFM may at any time cease allowing agents and brokers to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission.   While we have been able to sell qualified health plans through the FFM, the experience has been cumbersome, often involves telephonic interaction between the customer and our customer care centers and the FFM’s website, technology and systems often do not work properly. Moreover, the process for enrolling individuals outside of the open enrollment period is mainly telephonic. These circumstances have had, and may continue to have, a significant negative impact on our ability to convert subsidy-eligible individuals and families into members, which would harm our business, operating results and financial condition.

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred increased operating expenses and expect to continue to do so. These past and expected increased operating expenses may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not increase to offset these expected increases in costs and operating expenses, our financial condition and results of operations could be negatively affected. Further, if we are not successful in leveraging our call center and technology to enroll subsidy-eligible individuals through the FFM or other state health insurance exchanges, if we do not successfully adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or if either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we may lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges, which would harm our business, operating results and financial condition.

In addition, we depend upon health insurance carriers and government-run health insurance exchanges to adopt systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  Some health insurance exchanges, including the FFM, have not developed these systems and processes which have negatively impacted our ability to sell qualified health plans using our technology platform since the end of the open enrollment period. If these systems and processes are not timely developed or are not compatible with our platform for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period would be negatively impacted, which would harm our business, operating results and financial condition.

If we are not successful in retaining our existing members and enrolling a large number of individuals and families into individual and family health insurance plans during the health care reform annual open enrollment period, our business will be harmed.

As a result of healthcare reform, qualified health plans were required to be purchased during an initial open enrollment period that began in October 2013 and ended in March 2014, and qualified individuals can thereafter purchase or change their qualified health plan only during subsequent annual enrollment periods of limited duration, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. Health insurance carriers also have generally adopted the same open enrollment periods for the purchase of non-subsidy eligible individual and family health insurance outside of government-run health insurance exchanges. Our revenue is dependent upon the number of paying individual and family health insurance members we are successful in retaining and acquiring during the health care reform annual enrollment period. We may not be successful in retaining and acquiring individual and family health insurance plan members during the annual enrollment period for a number of reasons. If we are not, our business, operating results and financial condition would be harmed. In the aggregate, a shift to open enrollment periods of limited duration in the individual and family health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for qualified health plans and other health plans will overlap with the annual enrollment period for Medicare plans.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the annual enrollment period. In addition, in order to sell qualified health plans to subsidy eligible individuals during the annual enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, and given that at least a part of the qualified health plan enrollment process must occur through the health insurance exchanges, we must modify our technology platform in order to enroll consumers in qualified health plans through the government-run health insurance exchanges in a scalable manner. If we are not able to adopt solutions to integrate with government-run health insurance exchanges or if the health insurance exchange website and other processes are not consumer friendly, efficient and compatible with the process we develop for enrolling individuals and families into qualified health plans through the exchanges, we may not be successful in retaining and acquiring members, and our business, operating results and financial condition could be harmed. Moreover, the health insurance exchange website, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If it does not, we may not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

We are required to hire a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the increase in the volume of health insurance transactions we expect during the annual open enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees.  If our ability to market and sell individual and family health insurance is impeded during an annual open enrollment period as a result of employee hiring constraints or for other reasons, such as technology failures, interruptions in the operation of our website, or issues with government-run health insurance exchanges, our business, operating results and financial condition would be harmed. In addition, if our investment in the open enrollment period through the hiring of employees, or marketing and advertising expenses and other expenses, does not result in a significant number of paying individual and family health insurance members, our profitability will be negatively impacted and our business, operating results and financial condition would be harmed.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our revenue will be adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new policies through other sources or using a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance policies directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. The Medicare-related commission rates that we receive may be higher in the first twelve months of a policy if the policy is the first Medicare-related policy issued to the member. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted.

Our revenue will be adversely impacted if commission rates decline or if consumers choose health insurance products for which we receive lower commissions.

Our revenue will be adversely impacted if our commission rates decline. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the average premiums of plans purchased through us, the laws and regulations in those jurisdictions and health care reform. Our commission revenue per member has, and could in the future, decrease as a result of either reductions in contractual commission rates or unfavorable changes in health insurance carrier override commission programs, each of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

Our revenue will be adversely impacted if consumers enroll in individual and family health insurance plans that reduce our average commission revenue per member. Due in part to healthcare reform, some health insurance carriers have exited or reduced individual and family health insurance selling efforts in certain markets, while expanding in others, leading to changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. If our average commission revenue per member declines, our business, operating results and financial condition would be harmed. Given that individual and family health insurance purchasing is concentrated during the annual open enrollment period, a reduction in our average commission revenue per member could occur over a short period of time and could adversely impact our revenue for the remainder of the year, which would harm our business, operating results and financial condition could be harmed.

Our business may be harmed if certain aspects of the Patient Protection and Affordable Care Act that are beneficial to our business are successfully challenged and held unenforceable by the courts.

A large number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations.  In the event lawsuits attacking the Patient Protection and Affordable Care Act and related regulations are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business, our business, operating results and financial condition could be harmed. For example, certain lawsuits have been filed that challenge the ability of individuals to receive subsidies if they purchase their qualified health plan through the FFM as opposed to an exchange established by a state.  Federal appellate courts have reached opposite results in deciding this issue. In the event that individuals are not eligible to receive subsidies through the FFM, our ability to enroll subsidy-eligible individuals through the FFM will be adversely impacted, which could harm our business, operating results and financial condition. Any delay of or change in the mandate that individuals purchase health insurance or pay a tax penalty contained in the Patient Protection and Affordable Care Act as a result of these other circumstances could harm our business, operating results and financial condition.

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

A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. The implementation of healthcare reform open enrollment periods for individual and family health insurance caused in the fourth quarter of 2013 and the first quarter of 2014 a substantial number of health insurance applications to be submitted through us and a substantial increase in marketing and advertising expenses. We experienced a loss in both the fourth quarter of 2013 and the first quarter of 2014 as a result of these significantly higher marketing and advertising expenses. In the second quarter of 2014, outside of the open enrollment period, the number of submitted health insurance applications decreased and a related decrease occurred in marketing and advertising expenses. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, or because they do not want to be associated with our brand. In addition, many aspects of health care reform implemented in 2014 caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate.  For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable.  In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. We also depend upon health insurance carriers to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family qualified health insurance plans, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family health insurance products, which would materially harm our business, operating results and financial condition. The termination or amendment of our relationship with a carrier could reduce the variety of health insurance plans we offer, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 20% and 24% of our total revenue in the six months ended June 30, 2013 and 2014, respectively, from Humana. We derived 12% and 11% of our total revenue in the six months ended June 30, 2013 and 2014, respectively, from carriers owned by Wellpoint. We derived 11% and 10% of our total revenue in the six months ended June 30, 2013 and 2014, from carriers owned by UnitedHealthcare. We derived 8% and 10% of our total revenue in the six months ended June 30, 2013 and 2014, respectively, from carriers owned by Aetna. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, which could materially harm our business, operating results and financial condition.

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

Our revenue is dependent upon the number of paying Medicare plan insurance members we are successful in retaining and acquiring during the Medicare annual enrollment period. If we are not successful in retaining and acquiring Medicare plan members during the annual enrollment period for any reason, our business, operating results and financial condition would be harmed.

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

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees.  In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because the majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time.  It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the Medicare annual enrollment period. We must also ensure that our health insurance agent employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners.  If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

Factors beyond our control may negatively impact our Medicare-related health insurance business.

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

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, which could cause a reduction in our compensation as a health insurance agent in connection with the sale of these plans.  In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial conditions could be harmed. CMS has also adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, effective January 1, 2015. The change could impact the timing of our recognition of Medicare revenue, which could negatively impact our financial results in any particular financial reporting period. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which would negatively impact our operating cash flows in the fourth quarter of the year. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition would be harmed.

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

Due to changes in CMS guidance or enforcement or interpretation of existing guidance, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance.  As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of goodwill and intangible assets acquired in our PlanPrescriber and Medicare.com acquisition.

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

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platform and customer care centers seeking to purchase health insurance are converted into paying members is a significant factor in the growth of our membership. A number of factors have influenced, and could in the future influence, the conversion rate for any given period, some of which are outside of our control. These factors include:

•
changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers’ ability or willingness to pay for health insurance, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;

•	the quality of and changes to the consumer experience on our ecommerce platform or with our customer care center;

•	regulatory requirements, including those that make the experience on our online platforms cumbersome or difficult to navigate;

•	the variety, competitiveness and affordability of the health insurance plans that we offer;

•	system failures or interruptions in the operation of our ecommerce platform or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

•	health insurance carriers offering the health insurance plans for which consumers have expressed interest, and the degree to which our technology is integrated with those carriers;

•
health insurance carrier guidelines applicable to applications submitted by consumers, the amount of time a carrier takes to make a decision on that application and the percentage of submitted applications approved by health insurance carriers;

•	the percentage of our members who did not accept their approved policies and whom we do not receive commission payments; and

•	our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges.

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

Our conversion rates are also impacted by changes in both the percentage of submitted applications that are approved by carriers as well as changes in the percentage of our members who did not accept their approved policies. While the approval rates for individual and family health insurance applications submitted during the last open enrollment period were higher than our historical rates, we saw a decline during the second quarter of 2014 in the percentage of approved members for which we have received a first commission payment. Any decline in the percentage of submitted applications that result in paying members will adversely impact our commission revenue as well as our membership, which could harm our business, operating results and financial conditions. Given that individual and family health insurance purchasing is concentrated during the annual open enrollment period, we may experience a shift in the mix of individual and family health insurance products selected by our new members over a short period of time. Any reduction in our average commission revenue per member during the open enrollment period would harm our business, operating results and financial condition.

We are in the process of attempting to adopt solutions so that we may sell qualified health insurance plans to health care reform subsidy eligible individuals and families in a scalable and efficient manner over the Internet in the 36 states in which the FFM operates the state’s health insurance exchange.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur on the FFM website and through its systems.  We are dependent upon the FFM’s systems and its website experience for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue.  If we are not able to modify our technology platform to enroll subsidy-eligible individuals in a scalable and efficient manner, or if the FFM website experience does not work properly, the experience of applying for qualified health plans and subsidies is cumbersome, or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we will suffer a reduction in our membership and our commission revenue and our business, operating results and financial condition will be harmed.

With respect to states operating their own health insurance exchanges, we have experienced similar issues or have not been able to establish relationships to enroll subsidy-eligible individuals and families. If we do not establish a scalable and efficient online enrollment experience with government run health insurance exchanges, our ability to convert subsidy-eligible individuals into paying members will be harmed and our business, operating results and financial condition will be harmed as well.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have exited certain state insurance markets where we have historically represented their insurance plans. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans in the individual and family, small business, ancillary and Medicare markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states.  These circumstances have and may continue to adversely impact demand for individual health insurance, and if individuals do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition could be harmed.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed. We may also lose marketing partner referrals if our competitors pay marketing partners more than we do, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

For individual and family, small business, ancillary and Medicare Supplement health insurance plans, health insurance carriers pay us a flat amount per member per month or a percentage of the paid health insurance premium on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for at least six years, depending on carrier the arrangement. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. There have been instances where the report of commissions and payment has been delayed, such as during holiday periods or as a result of the health care reform open enrollment period. Any delay could materially impact our financial results for a given quarter as we would not be able to recognize the related commission revenue in that quarter. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. The timing of our revenue recognition could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We also could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed or not received within the time frame required for revenue recognition.

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
The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents also use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers.  In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We also compete with state and federal health insurance exchanges implemented as a result of health care reform. Health care reform also will result in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. In connection with our marketing of Medicare plans, we also compete with the original Medicare program.  In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.  To remain competitive against our current and future competitors, we will need to continue to invest and improve the online shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us.  If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

We sell advertising space to health insurance carriers on our website through our sponsorship and advertising program. Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website.  Health insurance carriers have and may continue to determine to eliminate or reduce spending on our sponsorship and advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that became effective in 2011.  As a result, our business, operating results and financial condition could be harmed.   To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship and advertising program will be adversely impacted. Since much of our sponsorship revenue depends upon the number of applications we submit to health insurance carriers, a reduction in demand for the carrier’s product (such as outside open enrollment periods) would reduce our sponsorship revenue and our business, operating results and financial condition could be harmed. The success of our sponsorship and advertising program depends on a number of other factors, including the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, the impact the advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our advertising. As a result, our business, operating results and financial condition could be harmed.

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

In periods prior to the fourth quarter of 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  This trend changed in the fourth quarter of 2013 and first quarter of 2014 as a result of a significant increase, relatively to historical levels, in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, that began on October 1, 2013 and ended on March 31, 2014.

In addition to the initial open enrollment period which ended in March 2014, the annual open enrollment period for individual and family health insurance is scheduled to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  Thereafter, the scheduled dates for the annual open enrollment period are unknown, but were originally set to be October 15 through December 7.  Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  Open enrollment periods have changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.  We expect that applications submitted for individual and family health insurance to decline during the second and third quarters of the year, outside of the annual open enrollment periods.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. Marketing and advertising expenses related to individual and family health insurance plans has historically been highest in our first and third quarters.  This changed during the fourth quarter of 2013 and first quarter of 2014 during which marketing and advertising expense related to individual and family health insurance plans increased significantly as a result of the increase in the number of applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act. During the second quarter of 2014, marketing and advertising expense decreased as a result of the decrease in the number of individual and family plan applications submitted. We expect marketing and advertising costs to decrease in the third quarter with the decrease in submitted individual and family plan applications, outside of the annual open enrollment period, as seen in the second quarter of 2014. Marketing and advertising expenses related to our selling Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters. In the first quarter of 2014, we retained some enrollment personnel during the initial open enrollment period that ended on March 31, 2014 to handle the increased volume of individual and family plan applications.

Based on these seasonal trends, our revenue has historically been highest in the fourth quarter of the year. In periods prior to the fourth quarter of 2013, our profitability was relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year. During the fourth quarter of 2013 and the first quarter of 2014 our profitability was adversely impacted by the increase in marketing and advertising expenses associated with individual and family health insurance plans related to the increase in submitted applications.  We saw profitability increase in the second quarter of the year as a result of lower marketing and advertising costs, outside of annual and open enrollment period and expect the third quarter of the year to be similar. The seasonality, caused by the individual and family health insurance is new, and is subject to change in future periods, particularly in connection with any change in the timing of the open enrollment periods. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly financial results, and may harm our business, operating results and financial condition.

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans, including selling qualified health plans through government-run health insurance exchanges. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, the revocation of licenses in a particular jurisdiction and/or our inability to sell health insurance plans, which could significantly increase our operating expenses, result in the loss of our commission revenue and otherwise harm our business, operating results and financial condition.  Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. Because some consumers, marketing partners and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, operating results and financial condition. Changes in insurance laws, regulations and guidelines may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of June 30, 2014. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. Purchases under this program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2014, 769,332 shares have been repurchased under this program at an average price of $36.73. In July 2014, we completed this stock repurchase program, having repurchased in the aggregate 1.4 million shares for approximately $50.0 million at an average price of $36.91 per share including commissions. The cost of the repurchase was funded from available working capital.
For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended June 30, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
				(in thousands)
Beginning repurchase authority				$50,000
April 1-30, 2014	—	$—	—	$50,000
May 1-31, 2014	—	$—	—	$50,000
June 1-30, 2014	769,332	$36.73	769,332	$21,744
Total as of June 30, 2014	769,332	$36.73	769,332	$21,744

(1)	Average price paid per share includes commissions.

ITEM 5.    OTHER ITEM

On August 6, 2014, eHealthInsurance Services, Inc. entered into a Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) (the “Lease Amendment”) with Carlsen Investments, LLC, as successor in interest to Gold Pointe E, LLC (“Landlord”) to amend the Standard Lease Agreement (Office) dated as of June 10, 2004, as amended (the “Lease”), to (i) extend the lease on approximately 38,897 square feet of existing office space and (ii) expand the existing premises to include an additional 11,275 square feet of office space, for a total of 50,172 square feet of office space, located in the building where the Company currently has office space in Gold River, California.
Term. Pursuant to the Lease Amendment, the term of the lease is extended for four years, to begin on January 1, 2015 and to expire on December 31, 2018 (the “Extended Term”).
Base Rent. Under the terms of the Lease Amendment, the monthly base rent from August 1, 2014 to September 30, 2014 will be $75,849.00. The monthly base rent from October 1, 2014 to January 14, 2015 will be $87,064.00. Thereafter, the monthly base rent per square foot during the Extended Term is the following:

Dates	Monthly Base Rent Per Square Foot	Monthly Base Rent
January 15, 2015 to December 31, 2015	$1.92	$96,330
January 1, 2016 to December 31, 2016	$1.97	$98,839
January 1, 2017 to December 31, 2017	$2.02	$101,348
January 1, 2018 to December 31, 2018	$2.07	$103,856
Renewal Option. The Company retains one, three (3) year option to renew the Lease at the end of the Extended Term under the terms and conditions as set forth in the Lease.

The foregoing description of the terms of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, a copy of which is attached hereto as Exhibit 10.1.

ITEM 6.    EXHIBITS

(a)  Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.
10.2		Supplemental Agreement, dated September 9, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.
10.3	*	Performance Bonus Plan	Definitive Proxy Statement (No. 001-33071)	April, 28, 2014
10.4	*	2014 Equity Incentive Plan	Definitive Proxy Statement (No. 001-33071)	April, 28, 2014
10.5	*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.6	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.7	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.8	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.9		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.1		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.
**    Pursuant to applicable securities laws and regulations, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2014.

/s/ Gary L. Lauer
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ Stuart M. Huizinga
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.
10.2		Supplemental Agreement, dated September 9, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.
10.3	*	Performance Bonus Plan	Definitive Proxy Statement (No. 001-33071)	April, 28, 2014
10.4	*	2014 Equity Incentive Plan	Definitive Proxy Statement (No. 001-33071)	April, 28, 2014
10.5	*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.6	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.7	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.8	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.9		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
10.1		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan	Registration Statement on Form S-8 (No. 333-196675)	June 11, 2014
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.
**    Pursuant to applicable securities laws and regulations, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.