Form 10-Q
period 2014-09-30
eHealth, Inc.
filed 2014-11-10
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 1, 2014 was 17,817,864 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	September 30, 2014
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$107,055	$58,080
Accounts receivable	4,586	5,878
Deferred income taxes	4,459	1,574
Prepaid expenses and other current assets	8,364	6,745
Total current assets	124,464	72,277
Property and equipment, net	10,283	10,526
Deferred income taxes	4,569	6,197
Other assets	5,518	6,019
Intangible assets, net	7,496	11,241
Goodwill	14,096	14,096
Total assets	$166,426	$120,356

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,381	$2,768
Accrued compensation and benefits	10,291	8,131
Accrued marketing expenses	8,227	2,464
Deferred revenue	1,784	2,267
Other current liabilities	2,561	2,846
Total current liabilities	27,244	18,476
Non-current liabilities	6,165	6,195
Stockholders’ equity:
Common stock	28	29
Additional paid-in capital	252,361	262,016
Treasury stock, at cost	(149,998)	(199,998)
Retained earnings	30,466	33,460
Accumulated other comprehensive income	160	178
Total stockholders’ equity	133,017	95,685
Total liabilities and stockholders’ equity	$166,426	$120,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue
Commission	$36,000	$36,164	$109,193	$120,267
Other	6,008	5,004	15,822	14,435
Total revenue	42,008	41,168	125,015	134,702
Operating costs and expenses:
Cost of revenue	806	745	4,441	3,750
Marketing and advertising	14,852	9,228	43,448	41,946
Customer care and enrollment	8,936	9,695	23,914	28,392
Technology and content	9,117	10,303	23,585	30,320
General and administrative	7,540	7,077	22,191	22,228
Amortization of intangible assets	354	354	1,061	1,062
Total operating costs and expenses	41,605	37,402	118,640	127,698
Income from operations	403	3,766	6,375	7,004
Other expense, net	(22)	(13)	(68)	(81)
Income before provision for income taxes	381	3,753	6,307	6,923
Provision for income taxes	207	2,229	2,626	3,929
Net income	$174	$1,524	$3,681	$2,994

Net income per share:
Basic	$0.01	$0.09	$0.19	$0.16
Diluted	$0.01	$0.08	$0.18	$0.15

Weighted-average number of shares used in per share amounts:
Basic	18,436	17,836	19,310	18,551
Diluted	19,096	18,394	19,912	19,341

Comprehensive income:
Net income	$174	$1,524	$3,681	$2,994
Foreign currency translation adjustment	(7)	1	(25)	18
Comprehensive income	$167	$1,525	$3,656	$3,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2013	2014
Operating activities
Net income	$3,681	$2,994
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,951)	1,349
Depreciation and amortization	2,290	3,111
Amortization of book-of-business consideration	2,822	1,909
Amortization of intangible assets	1,061	1,062
Stock-based compensation expense	5,361	6,585
Deferred rent	917	69
Changes in operating assets and liabilities:
Accounts receivable	(2,131)	(1,292)
Prepaid expenses and other assets	(852)	(1,072)
Accounts payable	(1,895)	(1,612)
Accrued compensation and benefits	2,504	(2,155)
Accrued marketing expenses	(196)	(5,763)
Deferred revenue	3,794	420
Other current liabilities	1,370	254
Net cash provided by operating activities	14,775	5,859
Investing activities
Purchases of property and equipment	(6,735)	(3,335)
Purchase of intangible assets	—	(4,500)
Net cash used in investing activities	(6,735)	(7,835)
Financing activities
Net proceeds from exercise of common stock options	4,650	3,902
Cash used to net-share settle equity awards	(940)	(3,506)
Excess tax benefits from stock-based compensation	4,217	2,648
Repurchase of common stock	(59,007)	(50,000)
Principal payments in connection with capital leases	(41)	(57)
Net cash used in financing activities	(51,121)	(47,013)

Effect of exchange rate changes on cash and cash equivalents	(17)	14

Net decrease in cash and cash equivalents	(43,098)	(48,975)
Cash and cash equivalents at beginning of period	140,849	107,055
Cash and cash equivalents at end of period	$97,751	$58,080

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 12, 2014. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of September 30, 2014, its results of operations for the three and nine months ended September 30, 2013 and 2014 and its cash flows for the nine months ended September 30, 2013 and 2014. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2014.

Seasonality—In periods prior to the fourth quarter of 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. This trend changed in the fourth quarter of 2013 and the first quarter of 2014 as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period, which began on October 1, 2013 and ended on March 31, 2014, as mandated by the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Accordingly, the number of submitted individual and family plan applications, relative to historical levels, increased significantly during the fourth quarter of 2013 and the first quarter of 2014. Additionally, following completion of the initial open enrollment period, the number of submitted individual and family health insurance applications, relative to historical levels, decreased significantly during the second and third quarters of 2014, when only consumers with qualifying life events were able to purchase individual and family major medical plans.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, in periods prior to the fourth quarter of 2013, marketing and advertising expenses related to individual and family health insurance plans have been highest in our first and third quarters, while marketing and advertising expenses related to

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Medicare-related plans have been highest in our third and fourth quarters. However, these historical trends were impacted by the initial open enrollment period for individual and family plans that began in October 2013 and ended on March 31, 2014. Marketing and advertising expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications.

As a result of our seasonal trends in years prior to 2013, our revenue was highest in the fourth quarter of the year and our profitability was highest in the first quarter. However, in connection with the initial open enrollment period for individual and family plans which began on October 1, 2013 and ended on March 31, 2014, as well as the Medicare annual enrollment period for Medicare plans in the fourth quarter of 2013, we experienced an increase in revenue in both the fourth quarter of 2013 and the first quarter of 2014 compared to the fourth quarter of 2012 and first quarter of 2013, respectively. However, given our significantly higher marketing and advertising expenses associated with the increase in the number of individual and family health insurance applications and Medicare related health insurance applications during the enrollment periods, we incurred a net loss in both the fourth quarter of 2013 and the first quarter of 2014. Conversely, in both the second and third quarters of 2014, we recorded net income due to significantly lower marketing and advertising expenses associated with the decrease in the number of individual and family health insurance applications outside of the open enrollment period.

Recent Accounting Pronouncement—In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, (ASU 2015-15) “Going Concern.” ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2013 and September 30, 2014, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2013 and September 30, 2014, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2013 and 2014.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of December 31, 2013 and September 30, 2014, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2013	September 30, 2014
Cash	$16,935	$21,459
Money market funds	90,120	36,621
Total cash and cash equivalents	$107,055	$58,080

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2013 and September 30, 2014.

Accounts Receivable—As of December 31, 2013 and September 30, 2014, our accounts receivable consisted of the following (in thousands):

	December 31, 2013	September 30, 2014
Accounts receivable - from other revenues	$2,322	$2,270
Commissions receivable	2,264	3,608
Total accounts receivable	$4,586	$5,878

Intangible Assets—On March 31, 2014, we purchased an internet domain name, www.Medicare.com, for $4.8 million. Cash consideration paid in connection with the purchase of the domain name totaled $4.5 million. The consideration paid also included $0.3 million of outstanding receivables from the owner of the domain name that were settled upon completion of the purchase. The related intangible asset was assigned an indefinite useful life. The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived non-amortizable intangible trademarks and website addresses, are presented in the tables below (dollars in thousands, weighted-average useful life is as of September 30, 2014):

	December 31, 2013			September 30, 2014			Weighted Average Remaining Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	September 30, 2014
Technology	$1,752	$(1,277)	$475	$1,752	$(1,536)	$216	0.6 years
Pharmacy and customer relationships	10,410	(4,267)	6,143	10,410	(5,001)	5,409	5.5 years
Trade names, trademarks and website addresses	907	(336)	571	907	(405)	502	5.6 years
Total intangible assets subject to amortization	$13,069	$(5,880)	7,189	$13,069	$(6,942)	6,127
Indefinite-lived trademarks and domain names			307			5,114	Indefinite
Intangible assets			$7,496			$11,241

During the three and nine months ended September 30, 2013, amortization expense related to intangible assets totaled $354,000 and $1,061,000, respectively. During the three and nine months ended September 30, 2014, amortization expense related to intangible assets totaled $354,000 and $1,062,000, respectively.

As of September 30, 2014, expected amortization expense in future periods is as follows (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Address	Total
2014 (three months)	86	245	22	353
2015	118	979	91	1,188
2016	5	979	91	1,075
2017	5	979	91	1,075
2018	2	959	91	1,052
Thereafter	-	1,268	116	1,384
Total	$216	$5,409	$502	$6,127

Note 3 – Stockholders’ Equity

Stock Plans—On June 12, 2014, upon approval at the Annual Meeting of Stockholders, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 2006 Equity Incentive Plan and 4,500,000 shares were authorized for issuance under the 2014 Plan. The 2014 Plan does not include an evergreen provision to automatically increase the number of shares available under it and increases in the number of shares authorized for issuance under the 2014 Plan require stockholder approval. Also, under the 2014 Plan the following shares are not recycled for future grant under the 2014 Plan: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. Furthermore, the 2014 Plan included a provision that prohibits repricing of outstanding stock options or stock appreciation rights and formalized and updated procedures to qualify awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code in order to preserve full tax deductibility of such awards.

The following table summarizes activity under our 2014 Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2013	4,085
Additional shares authorized (1)	751
Restricted stock units granted	(462)
Options granted	(41)
Restricted stock units cancelled	14
Options cancelled	16
2014 Equity Incentive Plan adjustment (2)	(98)
Shares available for grant September 30, 2014	4,265

(1)	On January 1, 2014, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

(2)	On June 12, 2014, shares available for grant were adjusted to 4,500,000 pursuant to the terms of the 2014 Plan.

We maintain our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan, under which we previously granted options to purchase shares of our common stock and restricted stock units. The 2006 Equity Incentive Plan was terminated with respect to the grant of additional awards on June 12, 2014, upon adoption of our 2014 Plan. The 2005 Stock Plan and 1998 Stock Plan were terminated with respect to the grant of additional awards upon the effectiveness of the 2006 Equity Incentive Plan. We will continue to issue new shares of common stock upon vesting of restricted stock units and the exercise of stock options previously granted under the 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2013	1,979	$17.91	4.20	$56,569
Granted	41	$40.31
Exercised	(243)	$16.02		$6,350
Cancelled	(34)	$26.99
Balance outstanding at September 30, 2014	1,743	$18.52	3.56	$11,836
Vested and expected to vest at September 30, 2014	1,694	$18.38	3.52	$11,612
Exercisable at September 30, 2014	1,214	$16.95	2.92	$9,172

(1)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2013, the date of options exercised and September 30, 2014 and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the three and nine months ended September 30, 2013 was $0.7 million and $2.6 million, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2014 was $0.7 million and $1.8 million, respectively.

The following table summarizes restricted stock unit activity, including performance-based restricted stock unit activity, under the Stock Plans (in thousands, except weighted average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2013	779	$19.57	2.30	$36,220
Granted	462	$40.72
Vested	(218)	$19.51
Cancelled	(19)	$28.13
Balance outstanding as of September 30, 2014	1,004	$29.16	2.31	$24,223

(1)	Includes restricted stock units with both service and performance-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2013 and September 30, 2014 multiplied by the number of restricted stock units outstanding as of December 31, 2013 and September 30, 2014, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The amount of expense recorded for performance-based restricted stock units is based on expected attainment of performance criteria. The total fair value of restricted stock units vested during the three and nine months ended September 30, 2013 was $0.2 million and $3.5 million, respectively. The total fair value of restricted stock units vested during the three and nine months ended September 30, 2014 was $0.4 million and $10.3 million, respectively.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. Purchases under this program were made in the open market. We completed this stock repurchase program in July 2014 having repurchased in the aggregate 1.4 million shares for approximately $50.0 million at an average price of $36.91 per share including commissions. The cost of the repurchase was funded from available working capital.
For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.
Stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2014 is summarized as follows (dollar in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share (3)	Amount of Repurchase
Cumulative balance at December 31, 2013 (1)	9,309,269	$16.11	$149,998
Repurchases of common stock during 2014	1,354,619	$36.91	$50,000
Cumulative balance at September 30, 2014 (2)	10,663,888	$18.75	$199,998

(1)	Cumulative balances at December 31, 2013 consist of shares repurchased in connection with our previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(2)
Cumulative balances at September 30, 2014 consist of shares repurchased in connection with our stock repurchase program announced on March 31, 2014, as well as previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(3)	Average price paid per share includes commissions.
In addition to the shares repurchased under our repurchase programs as of September 30, 2014, we have in treasury 281,322 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and September 30, 2014, we had a total of 9,519,286 shares and 10,945,210 shares, respectively, held in treasury.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-Based Compensation—The fair value of stock options granted to employees for the three and nine months ended September 30, 2013 and 2014 was estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Expected term	4.3 years	4.2 years	4.3 years	4.2 years
Expected volatility	39.8%	46.9%	39.7%	46.3%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.13%	1.37%	0.79%	1.40%
Weighted-average fair value	$8.39	$13.09	$7.02	$15.50

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2013 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Common stock options	$654	$523	$2,103	$1,729
Restricted stock units	1,291	1,767	3,258	4,856
Total stock-based compensation expense	$1,945	$2,290	$5,361	$6,585

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2013 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Marketing and advertising	$517	$721	$1,446	$1,957
Customer care and enrollment	92	116	261	283
Technology and content	425	559	1,129	1,550
General and administrative	911	894	2,525	2,795
Total stock-based compensation expense	$1,945	$2,290	$5,361	$6,585

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three and nine months ended September 30, 2013 and 2014 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Income before provision for income taxes	$381	$3,753	$6,307	$6,923
Provision for income taxes	$207	$2,229	$2,626	$3,929
Effective tax rate	54.3%	59.4%	41.6%	56.8%

Our effective tax rate in the three and nine months ended September 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the extension

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of the federal research tax credit through December 31, 2013. Our effective tax rate in the three and nine months ended September 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

During the three and nine months ended September 30, 2013, excess federal and state tax benefits related to share-based payments resulted in increases of $0.3 million and $4.2 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow. During the three and nine months ended September 30, 2014, excess federal and state tax benefits related to share-based payments resulted in a decrease of $1.0 million and an increase of $2.6 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Basic:
Numerator:
Net income allocated to common stock	$174	$1,524	$3,681	$2,994
Denominator:
Weighted average number of common stock shares outstanding	18,436	17,836	19,310	18,551
Net income per share—basic:	$0.01	$0.09	$0.19	$0.16
Diluted:
Numerator:
Net income allocated to common stock	$174	$1,524	$3,681	$2,994
Denominator:
Weighted average number of common stock shares outstanding	18,436	17,836	19,310	18,551
Weighted average number of options	528	445	478	616
Weighted average number of restricted stock units	132	113	124	174
Total common stock shares used in diluted per share calculation	19,096	18,394	19,912	19,341
Net income per share—diluted:	$0.01	$0.08	$0.18	$0.15

For each of the three- and nine-month periods ended September 30, 2013 and 2014, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Common stock options	127	219	439	127
Restricted stock units	—	669	—	352
Total	127	888	439	479

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2013 and September 30, 2014, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2013	September 30, 2014
United States	$37,046	$41,427
China	347	455
Total	$37,393	$41,882

Significant Customers—Substantially all revenue for the three and nine months ended September 30, 2013 and 2014 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2013 and 2014 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Humana	18%	23%	20%	23%
WellPoint (1)	12%	11%	12%	11%
UnitedHealthcare (2)	11%	10%	11%	10%
Aetna (3)	10%	9%	9%	10%

(1)Wellpoint also includes other carriers owned by Wellpoint.
(2)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 74% and 72% of our commission revenue in the three and nine months ended September 30, 2013, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 64% of our commission revenue in both the three and nine months ended September 30, 2014. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of December 31, 2013, two customers represented 37% and 15%, respectively, of our $4.6 million outstanding accounts receivable balance. As of September 30, 2014, two customers represented 39% and 30% of our $5.9 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and September 30, 2014. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2014. Accordingly, our estimate for uncollectible amounts at September 30, 2014 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and our membership; our expectations relating to revenue (including commission revenue, lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, profitability, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses and profitability; the expected impact of the adoption of recent accounting pronouncements on our financial statements; our expectations regarding the impact of health care reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; our expectations relating to the commission rates that health insurance carriers will pay; our expectations relating to the seasonality of our business; our expectations relating to the renewal of Medicare related health insurance plans and the timing of our generation of renewal commission revenue on those plans; our expectation regarding the impact of new regulations on our ability to recognize revenue in the further quarter on Medicare Advantage and Medicare Part D prescription drug plans; the timing of our receipt of commission payments; our expectations relating to seasonal trends in our business relating to the sale of Medicare related health insurance; our expectations relating to the hiring of additional personnel; estimations of our membership and related assumptions that we make in our membership estimations; our estimates of membership churn; our critical accounting policies and related estimates; our expectation that we will experience an increase in submitted applications during open enrollment periods; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to under our operations for the next twelve months; our beliefs relating to the potential for collection of our accounts receivable; changes relating to the definition of a plan year and proposed changes relating to payments made to health insurance carriers and agents by the Centers of Medicare and Medicaid Services; our ability to convert subsidy-eligible individuals and families into members; our estimates of membership churn; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; the timing and source of our Medicare-related revenue; the impact of the health care reform laws on the health care industry in future periods; the impact of litigation in our industry related to regulatory matters; estimates relating to critical accounting policies and related impact on our financial statements; future capital requirements; and expansion into new business areas and additional geographic regions; as well as other statements regarding our future operations, financial condition, prospects and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform and medical loss ratio requirements; changes in consumer behavior and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; changes in the competitive landscape and product offerings among carriers and the resulting impact on our commission revenue; increased competition from state and federal insurance exchanges; the impact of increased health insurance costs on demand; our ability to retain existing members and limit member turnover; our ability to attract new members and to convert online visitors into paying members; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; changes in member conversion rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals; our ability to align our expenses with our revenue; the impact of open enrollment periods for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to accurately estimate membership; the evolving nature of Affordable Care Act implementation; our ability to enter into and maintain relationships with health insurance carriers; our success in marketing and selling health insurance plans; our ability to hire, train and retain licensed health insurance agents; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; the costs of acquiring new members; lack of membership growth and retention rates; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives and development of private exchange capabilities; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; dependence upon Internet search engines; reliance on marketing partners; the timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; competition; dependence on our operations in China; success of our sponsorship and advertising business; protection of our intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; seasonality; maintenance of relationships with business development partners; maintenance of proper and effective internal controls; impact of provisions for income taxes; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2014, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 86% and 87% of total revenue in the three and nine months ended September 30, 2013, respectively, and represented 88% and 89% of total revenue in the three and nine months ended September 30, 2014, respectively. Historically, the commission payments we received on individual and family, small business and ancillary health insurance policies we sold were a percentage of the premium on the policy. Effective January 1, 2014, many carriers began paying our individual and family health insurance commissions at a flat amount per-member-per-month. The commission payments that we receive for individual and family, small business and ancillary health insurance policies are typically made to us on a monthly basis for as long as the policy remains active with us.

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

The initial open enrollment period under health care reform began in October 2013 and ended in March 2014.  The second open enrollment period for individual and family health insurance is scheduled to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015. Individuals and families cannot purchase individual and family health insurance outside this period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance while holding a healthcare reform health insurance plan. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans through a government-run health insurance exchange during the open enrollment period or a special enrollment period.

A number of our existing members may be eligible for subsidies in connection with their purchase of health insurance.  We have entered into agreements with the Centers for Medicare and Medicaid Services, or CMS, to allow us to enroll subsidy-eligible individuals in qualified health insurance plans online in the 37 states where the federal government is expected to operate an exchange during the upcoming open enrollment period.  Pursuant to the agreements as well as applicable law and regulations, we must satisfy a number of conditions and requirements to enroll subsidy eligible individuals in qualified health plans. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans. If we are not able to satisfy these conditions and requirements, as well as enter into functioning relationships with government-run health insurance exchanges to offer qualified health plans that are required for individuals to receive a subsidy, we may lose existing members and may be unable to secure new members. Notwithstanding our entering into agreements with the federal exchange, the online customer experience in the federal exchange driven process for enrollment into qualified health plans was cumbersome during the last open enrollment period and often required significant telephonic interaction between the customer and our customer care center. We continue to urge the federal exchange to adopt a website and processes that are efficient, scalable and online. If the federal exchange does not do so, our ability to enroll individuals who are eligible for subsidies could be negatively impacted. While we have entered into relationships with state health insurance exchanges that are not part of the federal exchange to be able to enroll individuals into qualified health plans, those state health insurance exchanges have not adopted qualified health insurance plan enrollment processes for health insurance agents that are efficient or entirely online. We do not expect government run health insurance exchanges to modify their processes and consumer experience for individuals to enroll in qualified health plans online through agents and brokers for the upcoming open enrollment period. As a result, we intend to utilize a combination of our technology and call centers to offer an improved experience compared to the last open enrollment period for consumers who wish to enroll in qualified health plans through the federal health insurance exchange and certain state health insurance exchanges.

While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will depend upon a number of factors, including health insurance company practices, individual financial circumstances, our members’ existing health insurance plans, the price of health insurance and our ability to offer and sell subsidy-eligible health insurance plans efficiently in an online process. Moreover, we are facing new competition in the form of government run health insurance exchanges. Our ability to act as a health insurance agent to health care reform subsidy-eligible individuals depends upon government-run health insurance exchanges developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans over the Internet, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to maintain compliance with these and other requirements could present significant challenges for us. In addition, the implementation of open enrollment periods for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. We expect the restriction on individuals being able to make plan changes outside of open enrollment periods will result in a reduction in the number of health insurance policies purchased through us outside of the open enrollment period, as we experienced during the second and third quarters of 2014. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. In light of these and other considerations, health care reform could in the aggregate have a material adverse effect on our business and results of operations.

We derive revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. A reduction in the number of health insurance policies purchased through us outside of the open enrollment period, as we experienced during the second and third quarters of 2014, results in a corresponding decrease in revenue from our online sponsorship program. We also offer Medicare advertising services, which allow Medicare plan carriers to purchase advertising on a separate website developed, hosted and maintained by us. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.
We derive revenue from licensing the use of our health insurance ecommerce technology and typically receive a fixed, up-front fee or performance-based fees, or a combination of both. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. We also have licensed our ecommerce technology for use by government agencies. A reduction in the number of health insurance policies processed by our technology platform outside of the open enrollment period, as we experienced during the second and third quarters of 2014, results in a corresponding decrease in revenue from our technology licensing program.

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

The implementation of health care reform has impacted our individual and family health insurance membership and commission revenue. Our individual and family health insurance commission revenue is influenced by the number of applications for individual and family health insurance we submit to health insurance carriers, the rate at which the individuals and families on those applications turn into paying members, our membership retention and the commission rates we receive for the plans that we sell. In connection with the initial open enrollment period under health care reform in the fourth quarter of 2013 and the first quarter of 2014, we experienced a significant increase, relative to historical levels, in the number of submitted applications for individual and family health insurance. Our individual and family health insurance submitted applications decreased significantly during the second and third quarters of 2014 outside of the initial open enrollment period. Because many of the individual and family health insurance applications submitted during the initial open enrollment period were submitted at the end of the fourth quarter of 2013 and at the end of the first quarter of 2014, we did not begin to receive commission revenue relating to the resulting health insurance policies until the quarter following the quarter when the applications were submitted. We also experienced a decline in the average number of members on our submitted individual and family plan health insurance applications in the first quarter of 2014 compared to periods before the initial open enrollment period under health care reform. While this average returned to historical rates in the second quarter of 2014, its decrease during the first quarter of 2014 adversely impacted our membership and the commission revenue we would have received had the average during the first quarter of 2014 been consistent with historical levels prior to that period.

As a result of the healthcare reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on submitted individual and family plan applications compared periods before health care reform implementation. During the second and third quarters of 2014, we have also experienced a decrease in the rate at which these approvals resulted in paying members. This decrease was mainly due to health insurance carrier-specific issues, and we expect payment rates on approved individual and family plan applications to improve to some degree during the next open enrollment period as a result of certain carrier process changes and for other reasons.

The increased volume of individual and family health insurance purchasing activity during health care reform open enrollment periods may cause us to experience shifts in the concentration of our membership by health insurance carrier or type of plan purchased, which could positively or negatively impact our average commission rate per individual and family health insurance plan member given that the commission rates that we receive on the plans that we sell vary by health insurance carrier and plan purchased. For example, some health insurance carriers exited or reduced selling efforts in certain markets during the initial health care reform open enrollment period. Others increased their marketing efforts in certain markets. These and other factors resulted in a change in the concentration of our individual and family health insurance members by carrier, which has had the impact, after incorporating the positive impact of health insurance premium inflation, of reducing our average commission rate per member in the second and third quarters of 2014. While we expect that health insurance carriers will generally pay commission rates on individual and family plans with coverage effective in 2015 similar to those paid in 2014, changes in the concentration of our membership with particular health insurance carriers or health insurance plans can impact our commission revenue.

Our individual and family health insurance commission revenue is also influenced by our individual and family health insurance member retention rates. Our member retention rate on our individual and family membership was negatively impacted by health care reform during the fourth quarter of 2013 and the first quarter of 2014 primarily due to the transition from health insurance plans that were not compliant with the requirements of health care reform on January 1, 2014 and to the assumed purchase of health insurance plans by our members directly from other sources. Our estimated individual and family health insurance membership was 653,700 at September 30, 2014 compared to estimated membership of 765,500 at September 30, 2013. During the third quarter of 2014, we continued to experience member retention rates similar to what we observed in the second quarter of 2014. The number of new individual and family health insurance members added during the second and third quarters of 2014, outside of the open enrollment period, was not enough to offset the loss of existing members, resulting in a sequential and annual decline in individual and family health insurance estimated membership.

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
We actively market the availability of Medicare-related insurance plans through our online Medicare plan platforms, including www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com. These platforms enable consumers to research and compare Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We offer online application and telephonic enrollment capabilities for certain Medicare plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that we sold and are paid to us on a monthly basis for as long as a policy remains active with us. For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission from insurance carriers after the policy is approved by the carrier and either a fixed, monthly commission beginning with and subsequent to the second policy year for a Medicare Advantage policy or a fixed, annual commission beginning with and subsequent to the second policy year for a Medicare Part D prescription drug policy. Additionally, these commission rates may be higher in the first calendar year of the policy if the policy is the first Medicare-related policy issued to the member. We may earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us.
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
The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. During the years 2013 and 2012, 64% and 59%, respectively, of our new Medicare approved members were enrolled during the fourth quarters of 2013 and 2012. Additionally, we recognize a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year. As a result of a new regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in no renewal commission revenue in the fourth quarter of 2014 or the second, third or fourth quarters of 2015 for these products. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. While we do not anticipate that this will have a significant adverse effect on our ability to recognize revenue in the fourth quarter, it will significantly reduce our operating cash flows for the fourth quarter as a result of our receipt of the commission payments being received from the carriers in the first quarter of the following year.
We market and sell ancillary health insurance plans, which include short-term, dental, life, vision, and accident insurance plans, on our website www.eHealthinsurance.com. Historically, we have sold ancillary health insurance plans alongside individual and family health insurance plans and also as standalone products.   Ancillary health insurance plans are not subject to the same open enrollment period as individual and family health insurance. We recognize commission revenue for ancillary health insurance plans similar to our recognition of individual and family health insurance plan commission revenues. Revenue is recognized when commissions are reported to us by a health insurance carrier, net of an estimate for future forfeiture amounts payable to carriers due to policy cancellations.  Submitted applications for ancillary health insurance plans increased 32% and 50% during the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively. This increase was due primarily to consumers being able to purchase short-term policies outside of the open enrollment period. As a result, the number of submitted short-term health insurance applications increased significantly during the second and third quarters of 2014, relative to historical levels. Since ancillary health insurance plans have traditionally been sold with individual and family plans, which are now mainly sold during open enrollment periods, but can also be bought as standalone products outside of open enrollment periods, the seasonality of our sale of ancillary health insurance plans is unclear.
Commission revenue attributable to major medical individual and family health insurance plans was 74% and 72% of commission revenue in the three and nine months ended September 30, 2013, respectively, and was 64% of commission revenue in both the three and nine months ended September 30, 2014. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, was due primarily to an increase in commission revenue attributable to Medicare-related insurance plans and, to a lesser extent, ancillary health insurance plans, consisting primarily of short term, dental, accident and vision insurance plan offerings.

We expect commission revenue to increase in absolute dollars in 2014 compared to 2013, primarily as a result of increases in Medicare plan and ancillary plan commission revenues.

Other Revenue

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from our online sponsorship and advertising program, from licensing the use of our ecommerce technology and from generating and delivering leads.
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

We expect other revenue to decline in absolute dollars in 2014 compared to 2013 due primarily to a decrease in both online sponsorship and advertising revenue and technology licensing revenue, largely due to a decline in individual and family submitted health insurance applications in the second and third quarters of 2014.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com, either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of direct marketing, such as email. For the three and nine months ended September 30, 2013, applications submitted through us for individual and family health insurance from our direct channel constituted 51% and 49%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2014, applications submitted through us for individual and family health insurance from our direct channel constituted 70% and 42%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the three and nine months ended September 30, 2013, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 33% and 32%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2014, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 23% and 40%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as banner advertising. For the three and nine months ended September 30, 2013, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 16% and 18%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2014, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 7% and 18%, respectively, of all individual and family health insurance applications submitted on our website.

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

We expect cost of revenue to decrease in absolute dollars in 2014 compared to 2013 due primarily to a decrease in amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies.

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

Our marketing partner channel expenses consist primarily of fees paid to marketing partners with which we have a relationship. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. In periods prior to the fourth quarter of 2013, marketing and advertising expenses related to individual and family health insurance plans has historically been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans has historically been highest in our third and fourth quarters.  However, as a result of an increase in the number of individual and family applications submitted during the initial open enrollment period under health care reform, which began on October 1, 2013 and ended on March 31, 2014, we experienced a substantial increase in marketing and advertising expenses related to individual and family plans during the fourth quarter of 2013 and the first quarter of 2014.  During the second and third quarters of 2014, outside of the initial open enrollment period, there was a significant decrease in the number of individual and family applications submitted compared to the same periods in 2013. As a result, we experienced a decrease in marketing and advertising expenses related to the individual and family plans and an increase in profitability. Similar to the prior year, we expect a substantial increase in marketing and advertising expenses related to individual and family plans during the fourth quarter of 2014 and the first quarter of 2015. The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year, and we expect this trend to continue during the fourth quarter of 2014.

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

Paid keyword search advertising on search engines represents the majority of expenses in our online advertising channel. We incur expenses associated with search engine advertising in the period in which the consumer clicks on the advertisement.  Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  For example, due to the substantial increase in the number of consumers referred to our website from paid keyword search advertising during the Medicare annual enrollment period in the fourth quarter of 2013 as well as the initial open enrollment period for individual and family plans during the fourth quarter of 2013 and the first quarter of 2014, we experienced a significant increase in online advertising expenses during both the fourth quarter of 2013 and first quarter of 2014. We also increased our discretionary spending for Medicare plan-related online advertising in the third and fourth quarters of 2013 compared to the first and second quarters in conjunction with the Medicare annual enrollment period.  Because the majority of our Medicare plan-related revenue for new sales is not generated until the fourth quarter, our discretionary online advertising expenses had a negative impact on our profitability during the third quarter of 2013. For individual and family plans, we increased our discretionary spending in both the fourth quarter of 2013 and the first quarter of 2014 in conjunction with the initial open enrollment period. Because the revenue related to new individual and family plan members is recognized over the life of the policy, our discretionary online advertising for individual and family plans had a negative impact on our profitability during both the fourth quarter of 2013 and the first quarter of 2014. We decreased our discretionary spending on online advertising during the second and third quarters of 2014, outside of the open enrollment period for individual and family plans, which had a positive impact on profitability during the second and third quarters of 2014. The seasonal patterns caused by health care reform are new and subject to change in future periods, particularly in connection with any change in the timing of the open enrollment periods. The Medicare plan-related seasonal patterns also occurred in 2012, and we expect them to occur again in 2014.

During the fourth quarter of 2013 and the first quarter of 2014, the source of our submitted individual and family plan applications shifted from our lower cost direct marketing channel to our higher cost marketing partner channel. Additionally, the cost per submitted individual and family plan application increased for our direct marketing, online advertising and marketing partner channels in the first quarter of 2014. During the second and third quarters of 2014, with the decreases in submitted individual and family plan applications outside of the initial open enrollment period, our source of submitted individual and family plan applications shifted to our direct marketing channel. However, despite this shift, the overall cost per submitted individual and family plan application increased during the second and third quarters of 2014 compared to 2013, particularly in our online advertising channel.

Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In preparation for the Medicare annual enrollment period and to a lesser extent the open enrollment period for individuals and family plans, we begin ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions during the first and fourth quarters. Accordingly, our customer care center staffing costs are significantly higher in our first, third and fourth quarters compared to the second quarter. Because the majority of our Medicare plan-related revenue related to new sales is not generated until the fourth quarter, our temporary customer care center staffing costs incurred in the third quarter has had a negative impact on our profitability during that quarter. In the first quarter of 2014, we retained some enrollment personnel during the initial open enrollment period under health care reform that ended on March 31, 2014 to handle the increased volume of individual and family plan applications. These seasonal trends are expected to continue in 2014.
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

We expect our general and administrative expenses to remain relatively flat in absolute dollars in 2014 compared to 2013.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended September 30, 2013 and 2014 and as of September 30, 2013 and 2014:

	Three Months Ended	Three Months Ended
Key Metrics:	September 30, 2013	September 30, 2014
Operating cash flows (1)	$8,678,000	$10,961,000
IFP submitted applications (2)	123,300	23,800
IFP approved members (3)	112,300	28,100
Total approved members (4)	210,700	130,000
Commission revenue (5)	$36,000,000	$36,164,000
Commission revenue per estimated member for the period (6)	$32.39	$30.05
	As of	As of
	September 30, 2013	September 30, 2014
IFP estimated membership (7)	765,500	653,700
Medicare estimated membership (8)	85,300	121,300
Other estimated membership (9)	296,300	383,100
Total estimated membership (10)	1,147,100	1,158,100

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2014
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	51%	70%
Marketing partners (12)	33%	23%
Online advertising (13)	16%	7%
Total	100%	100%

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•
Historically, to calculate the estimated number of members active on individual and family plan insurance policies, we have taken the sum of (i) the number of IFP members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation after reducing that number using historical experience (for which the experience for the period from March 1 to September 30, 2013 was used for the calculation of membership as of September 30, 2014) for assumed member cancellations over the six-month period and (ii) the number of approved members over the six-month period prior to the date of estimation after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate. Historically, the percentage of our members who did not accept their approved policy remained at a relatively constant rate. However, we observed an increase in the number of members who ultimately did not accept their approved policies, compared to our historical experience, beginning with policies that were submitted in the quarter ended March 31, 2014. This lower acceptance rate was used to estimate the assumed number of members who did not accept their approved policy for the six months ended September 30, 2014. As a result, for the purpose of estimating the number of members active on individual and family plan insurance policies as of September 30, 2014, we have assumed and applied a higher percentage of members who do not accept their approved policy as compared to the assumption used in prior years.

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

•
For Medicare-related insurance policies, we take the number of members for whom we have received or applied a commission payment prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations).

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
After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our membership in the membership estimate for the period we receive such updated information, if applicable. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions such as health care reform implementation on our membership retention. Health care reform and other factors could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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
During the three and nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2013 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2014		2013		2014
Revenue:
Commission	$36,000	86%	$36,164	88%	$109,193	87%	$120,267	89%
Other	6,008	14	5,004	12	15,822	13	14,435	11
Total revenue	42,008	100	41,168	100	125,015	100	134,702	100
Operating costs and expenses:
Cost of revenue	806	2	745	2	4,441	4	3,750	3
Marketing and advertising	14,852	35	9,228	22	43,448	35	41,946	31
Customer care and enrollment	8,936	21	9,695	24	23,914	19	28,392	21
Technology and content	9,117	22	10,303	25	23,585	19	30,320	23
General and administrative	7,540	18	7,077	17	22,191	18	22,228	17
Amortization of intangible assets	354	1	354	1	1,061	1	1,062	1
Total operating costs and expenses	41,605	99	37,402	91	118,640	95	127,698	95
Income from operations	403	1	3,766	9	6,375	5	7,004	5
Other expense, net	(22)	—	(13)	—	(68)	—	(81)	—
Income before provision for income taxes	381	1	3,753	9	6,307	5	6,923	5
Provision for income taxes	207	—	2,229	5	2,626	2	3,929	3
Net income	$174	—%	$1,524	4%	$3,681	3%	$2,994	2%
Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Marketing and advertising	$517	$721	$1,446	$1,957
Customer care and enrollment	92	116	261	283
Technology and content	425	559	1,129	1,550
General and administrative	911	894	2,525	2,795
Total stock-based compensation expense	$1,945	$2,290	$5,361	$6,585

Three and Nine Months Ended September 30, 2013 and 2014

Revenue
The following table presents our commission, other revenue and total revenue for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
Commission	$36,000	$36,164	$164	—%	$109,193	$120,267	$11,074	10%
Percentage of total revenue	86%	88%			87%	89%
Other	$6,008	$5,004	$(1,004)	(17)%	$15,822	$14,435	$(1,387)	(9)%
Percentage of total revenue	14%	12%			13%	11%
Total revenue	$42,008	$41,168	$(840)	(2)%	$125,015	$134,702	$9,687	8%

Three Months Ended September 30, 2013 and 2014—Commission revenue was relatively flat in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Ancillary health insurance-related commission revenue, consisting primarily of short-term, vision, dental and accident plan offerings, increased $2.1 million and Medicare-related commission revenue increased $2.0 million. This was partially offset by a $3.6 million decrease in individual and family health insurance-related commission revenue and a $0.3 million decrease in other commission revenue. The increases in ancillary and Medicare-related commission revenues were due to increased membership for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and the decrease in individual and family-related commission revenue was due to decreased membership during this same period.

Other revenue decreased $1.0 million, or 17%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due primarily to a $0.9 million decrease in sponsorship revenue primarily related to the decreased number of individual and family health insurance applications outside of the initial open enrollment period.

Nine Months Ended September 30, 2013 and 2014—Commission revenue increased $11.1 million or 10%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to a $7.9 million increase in Medicare-related commission revenue, a $5.3 million increase in ancillary health insurance-related commission revenue, and a $1.3 million increase in other commission revenue, primarily due to an increase in annual commission override payments received in the first quarter of 2014. This was partially offset by a $3.4 million decrease in individual and family health insurance-related commission revenue. The increases in ancillary and Medicare-related commission revenues were due to increased membership for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and the decrease in individual and family-related commission revenue was due to decreased membership during this same period.

Other revenue decreased $1.4 million, or 9%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to a $1.7 million decrease in sponsorship revenue related to the decreased number of individual and family health insurance applications outside of the initial open enrollment period, partially offset by a $0.3 increase in technology licensing revenue.

Operating Costs and  Expenses

Cost of Revenue
The following table presents our cost of revenue for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
Cost of revenue	$806	$745	$(61)	(8)%	$4,441	$3,750	$(691)	(16)%
Percentage of total revenue	2%	2%			4%	3%

Three Months Ended September 30, 2013 and 2014—Cost of revenue was relatively flat in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 and 2014—Cost of revenue decreased $0.7 million, or 16%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to a decrease in amortization expense associated with consideration we paid in connection with several book-of-business transactions in which we acquired broker of record status on a number of Medicare health insurance plans. The amount of book-of-business consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%

Marketing and advertising	$14,852	$9,228	$(5,624)	(38)%	$43,448	$41,946	$(1,502)	(3)%
Percentage of total revenue	35%	22%			35%	31%
Three Months Ended September 30, 2013 and 2014—Marketing and advertising expenses decreased $5.6 million, or 38%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a $5.4 million decrease in variable advertising costs. Fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website decreased $4.2 million and online advertising costs decreased $1.9 million, offset by an increase in direct marketing costs of $0.7 million. The overall decline in variable advertising costs was due to the decrease in submitted individual and family health insurance applications outside of open enrollment periods in 2014.
Nine Months Ended September 30, 2013 and 2014—Marketing and advertising expenses decreased $1.5 million, or 3%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a $1.9 million decrease in variable advertising costs. Fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website decreased $3.1 million and online advertising costs decreased $1.3 million, offset by an increase in direct marketing costs of $2.5 million. The overall decline in variable advertising costs was due to the decrease in submitted individual and family health insurance applications outside of open enrollment periods in 2014. Additionally, compensation, benefits, stock-based compensation and other personnel costs increased $0.4 million as a result of an increase in marketing and advertising personnel.

Customer Care and Enrollment
The following table presents our customer care and enrollment expenses for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
Customer care and enrollment	$8,936	$9,695	$759	8%	$23,914	$28,392	$4,478	19%
Percentage of total revenue	21%	24%			19%	21%

Three Months Ended September 30, 2013 and 2014—Customer care and enrollment expenses increased $0.8 million or 8% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to additional compensation, benefits, stock-based compensation, licensing and other personnel costs for customer care center personnel hired in preparation for the upcoming open enrollment periods.

Nine Months Ended September 30, 2013 and 2014—Customer care and enrollment expenses increased $4.5 million, or 19%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to additional compensation, benefits, stock-based compensation, licensing and other personnel costs for customer care center personnel hired for the initial open enrollment period which ended on March 31, 2014, as well as in preparation for the upcoming open enrollment periods which begin in the fourth quarter of 2014.

Technology and Content
The following table presents our technology and content expenses for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
Technology and content	$9,117	$10,303	$1,186	13%	$23,585	$30,320	$6,735	29%
Percentage of total revenue	22%	25%			19%	23%

Three Months Ended September 30, 2013 and 2014—Technology and content expenses increased $1.2 million, or 13%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to an increase of $0.9 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, technology and content expenses increased $0.4 million due to increases in depreciation and facilities expense and spending to support website operation and infrastructure maintenance costs and information technology.

Nine Months Ended September 30, 2013 and 2014—Technology and content expenses increased $6.7 million, or 29%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to an increase of $4.7 million in compensation, benefits, stock-based compensation and other personnel costs as a result of an increase in technology and content personnel. Additionally, technology and content expenses increased due to an increase of $1.0 million in depreciation expense and facilities expense and an increase of $1.0 million in spending to support website operation and infrastructure maintenance costs and information technology.

General and Administrative
The following table presents our general and administrative expenses for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
General and administrative	$7,540	$7,077	$(463)	(6)%	$22,191	$22,228	$37	—%
Percentage of total revenue	18%	17%			18%	17%

Three Months Ended September 30, 2013 and 2014—General and administrative expenses decreased $0.5 million, or 6% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to reduced compensation expense.

Nine Months Ended September 30, 2013 and 2014—General and administrative expenses were relatively flat in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

 Amortization of Intangible Assets
The following table presents our amortization of intangible assets for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
Amortization of intangible assets	$354	$354	$—	—%	$1,061	$1,062	$1	—%
Percentage of total revenue	1%	1%			1%	1%

Three Months Ended September 30, 2013 and 2014—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained flat in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 and 2014—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber remained flat in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Other Expense, Net
The following table presents our other expense, net, for the three and nine months ended September 30, 2013 and 2014 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
Other expense, net	$(22)	$(13)	$9	(41)%	$(68)	$(81)	$(13)	19%
Percentage of total revenue	—%	—%			—%	—%

Three Months Ended September 30, 2013 and 2014—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash and foreign exchange gains in the three months ended September 30, 2014.

Nine Months Ended September 30, 2013 and 2014—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash and foreign exchange gains in the nine months ended September 30, 2014.

Provision for Income Taxes
The following table presents our provision for income taxes for the three and nine months ended September 30, 2013 and 2014 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	$	%	2013	2014	$	%
Provision for income taxes	$207	$2,229	$2,022	977%	$2,626	$3,929	$1,303	50%
Percentage of total revenue	—%	5%			2%	3%

Three Months Ended September 30, 2013 and 2014—In the three months ended September 30, 2013 and 2014, we recorded a provision for income taxes representing effective tax rates of 54.3% and 59.4%, respectively. Our effective tax rate for both the three months ended September 30, 2013 and 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Nine Months Ended September 30, 2013 and 2014—In the nine months ended September 30, 2013 and 2014, we recorded a provision for income taxes representing effective tax rates of 41.6% and 56.8% respectively. Our effective tax rate for the nine months ended September 30, 2013 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, partially offset by a tax benefit resulting from the extension of the federal research tax credit through December 31, 2013. Our effective tax rate for the nine months ended September 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses.

Liquidity and Capital Resources

At September 30, 2014, our cash and cash equivalents totaled $58.1 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2013, our cash and cash equivalents totaled $107.1 million. The decrease in cash and cash equivalents reflects $3.3 million used to purchase property and equipment, $4.5 million to purchase intangible assets, $50.0 million to repurchase common stock and $3.5 million to net-share settle equity awards, partially offset by $5.9 million of cash flows generated by operations, $2.6 million of excess tax benefits from stock-based compensation and $3.9 million provided by financing activities from the exercise of common stock options. The intangible asset purchased during the first quarter was the Internet domain name www.Medicare.com.
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
Stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2014 is summarized as follows (dollar in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share (3)	Amount of Repurchase
Cumulative balance at December 31, 2013 (1)	9,309,269	$16.11	$149,998
Repurchases of common stock during 2014	1,354,619	$36.91	$50,000
Cumulative balance at September 30, 2014 (2)	10,663,888	$18.75	$199,998

(1)	Cumulative balances at December 31, 2013 consist of shares repurchased in connection with our previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(2)
Cumulative balances at September 30, 2014 consist of shares repurchased in connection with our stock repurchase program announced on March 31, 2014, as well as previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(3)	Average price paid per share includes commissions.

In addition to the shares repurchased under our repurchase programs as of September 30, 2014, we have in treasury 281,322 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and September 30, 2014, we had a total of 9,519,286 shares and 10,945,210 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2013 and 2014 (in thousands):

	Nine Months Ended September 30,
	2013	2014

Net cash provided by operating activities	$14,775	$5,859
Net cash used in investing activities	$(6,735)	$(7,835)
Net cash used in financing activities	$(51,121)	$(47,013)

During the nine months ended September 30, 2013 and 2014, excess federal and state tax benefits related to share-based payments resulted in increases of $4.2 million and $2.6 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as financing cash inflows.

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

In periods prior to the fourth quarter of 2013, we experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the fourth quarter of 2013 and the first quarter of 2014, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of individual and family plan applications submitted during the initial open enrollment period, which had a negative impact on cash flows. The significantly increased marketing and advertising expenses during the first quarter of 2014 were paid during the second quarter of 2014 resulting in a net cash outflow. During the third quarter of 2014, we experienced a decrease in marketing and advertising expenses related to the decrease in the number of individual and family plan applications submitted outside the initial open enrollment period resulting in positive cash flow. The next annual open enrollment period for individual and family health insurance is proposed to run from November 15, 2014 through February 15, 2015 for coverage effective in 2015. We expect marketing and advertising costs to increase during the first and fourth quarters of the year due to an increase in submitted applications during the annual open enrollment periods for individual and family health insurance and Medicare Advantage and Medicare Part D prescription drug plans. We expect marketing and advertising costs to decrease during the second and third quarters due to a reduction in the number of health insurance applications we expect outside of annual open enrollment periods.

As a result of a new regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in no renewal commission revenue in the fourth quarter of 2014 and the second, third or fourth quarters of 2015. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. While we do not anticipate that this will have a significant adverse effect on our ability to recognize the commission revenue in the fourth quarter, it will significantly reduce our operating cash flows for the fourth quarter as a result of our receipt of the commission payments being received from the carriers in the first quarter of the following year.

Nine Months Ended September 30, 2014— Our operating activities generated cash of $5.9 million during the nine months ended September 30, 2014 and consisted of net income of $3.0 million, increased by non-cash items of $14.1 million and offset by cash used by operating assets and liabilities and other activities of $11.2 million. Adjustments for non-cash items primarily consisted of $6.1 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, $6.6 million of stock-based compensation expense and $1.3 million of deferred income taxes. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $1.3 million in accounts receivable, an increase of $1.1 million in prepaid expenses and other assets, a decrease of $1.6 million in accounts payable, a decrease in accrued marketing expenses of $5.8 million, a decrease in accrued compensation and benefits of $2.2 million and an increase in deferred revenue of $0.4 million. Accrued marketing expenses decreased due to the significant decrease in the number of submitted individual and family plan applications and the timing of payments to our marketing partners and vendors. Accrued compensation and benefits decreased due to the payment of performance bonuses to employees that were earned during 2013.

Nine Months Ended September 30, 2013— Our operating activities generated cash of $14.8 million during the nine months ended September 30, 2013 and consisted of net income of $3.7 million, increased by non-cash items of $8.5 million and cash provided by operating assets and liabilities and other activities of $2.6 million. Adjustments for non-cash items primarily consisted of $6.2 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, and $5.4 million of stock-based compensation expense, partially offset by $4.0 million of deferred income taxes, consisting primarily of excess tax benefits from stock-based compensation. Cash provided by operating assets and liabilities and other activities primarily consisted of an increase of $3.8 million in deferred revenue, an increase of $2.5 million in accrued compensation and other benefits, and an increase of $1.4 million in other current liabilities, partially offset by an increase of $2.1 million in accounts receivable, a decrease of $1.9 million in accounts payable, and an increase of $0.9 million in prepaid expenses and other assets.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth and during the nine months ended September 30, 2014 include consideration paid for the purchase of an intangible asset.

Nine Months Ended September 30, 2014—Net cash used in investing activities of $7.8 million during the nine months ended September 30, 2014 was due to $3.3 million used to purchase property and equipment and $4.5 million used in the purchase of an intangible asset, the Internet domain name www.Medicare.com.  Additional non-cash consideration for www.Medicare.com included settlement of a $0.3 million outstanding receivable from the owner upon completion of the purchase.

Nine Months Ended September 30, 2013— Net cash used in investing activities of $6.7 million during the nine months ended September 30, 2013 was attributable entirely to capital expenditures.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, cash used to net-share settle equity awards and excess tax benefits from stock-based compensation. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Nine Months Ended September 30, 2014—Net cash used in financing activities of $47.0 million during the nine months ended September 30, 2014 was due to $50.0 million used to repurchase 1.4 million shares of our common stock, $3.5 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $3.9 million of proceeds from the exercise of common stock options and $2.6 million of excess tax benefits from stock-based compensation.

Nine Months Ended September 30, 2013—Net cash used in financing activities of $51.1 million during the nine months ended September 30, 2013 was due to $59.0 million used to repurchase 2.9 million shares of our common stock and $0.9 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $4.7 million of net proceeds from the exercise of common stock options and $4.2 million of excess tax benefits from stock-based compensation.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of September 30, 2014 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2014 (three months)	$1,199	$652	$1,851
2015	4,712	1,328	6,040
2016	4,392	688	5,080
2017	4,342	216	4,558
2018	3,181	—	3,181
Thereafter	4,565	—	4,565
Total	$22,391	$2,884	$25,275

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2013 and September 30, 2014, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2013	September 30, 2014
Cash (1)	$16,935	$21,459
Money market funds (2)	90,120	36,621
Total cash and cash equivalents	$107,055	$58,080

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2013 and September 30, 2014 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2013, two health insurance carriers represented 37% and 15%, respectively, for a combined total of 52% of our $4.6 million outstanding accounts receivable balance. As of September 30, 2014, two health insurance carrier represented 39% and 30%, respectively, for a combined total of 69% of our $5.9 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and September 30, 2014. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2014.  Accordingly, our estimate for uncollectible amounts at September 30, 2014 was not material.

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2013 and 2014 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2013 and 2014 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Humana	18%	23%	20%	23%
WellPoint (1)	12%	11%	12%	11%
UnitedHealthcare (2)	11%	10%	11%	10%
Aetna (3)	10%	9%	9%	10%

(1)	Wellpoint includes other carriers owned by Wellpoint.

(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many of the significant aspects of health care reform went into effect in 2014, although certain provisions were effective prior to 2014, such as medical loss ratio requirements for individual and family and small business health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation required various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations.   The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them;  cause a substantial reduction in our membership and commission revenue; cause us to incur increased expense across our business and cause health insurance carriers to reduce our commissions and other amounts they pay  for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition.  In addition, various aspects of health care reform have and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons.  Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  The cost of health insurance generally increased as a result of the new standards for increased health insurance benefits, among other things.  While the individual and family health insurance plans that we sold and that were effective in 2013 and prior to 2013 may not be as expensive, many of these plans do not have post-healthcare reform benefits or meet other standards under health care reform.  Moreover, certain health insurance companies terminated these 2013 plans or modified them effective January 1, 2014 with an increase in the cost of the plan in response to health care reform implementation. Those health insurance companies that did not do so, may terminate or modify their plans in the future. Any of these circumstances could cause us to suffer a substantial reduction in our membership, which would materially harm our business, operating results and financial condition.  Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the healthcare reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize existing holders of individual and family health insurance to maintain their policies, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

As a part of healthcare reform, each state was required to implement a health insurance exchange by October 2013 where individuals and small businesses can purchase health insurance. For states that did not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, is expected to operate some part of the health insurance exchange in 37 states for the upcoming open enrollment period.  It may operate the health insurance exchange for a fewer or greater number of states in the future.  Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies must purchase qualified health plans through a government exchange to receive their subsidy. The exchanges are a new source of competition for us. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. Moreover, the exchanges will compete with us for new members, and under regulations adopted as a part of healthcare reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may inhibit our ability to grow our membership. Competitive pressure from government-run health insurance exchanges may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, and may otherwise harm our business, operating results and financial condition.

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

Individuals and families whose incomes are between 133% and 400% of the federal poverty level were generally entitled beginning in 2014 to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states without individual health insurance enrollment capability) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A substantial number of our existing members may be eligible for subsidies in connection with their purchase of health insurance.  We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and enroll them through government-run health insurance exchanges.  If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt solutions that allow us to scalably enroll individuals and families into the qualified health insurance plans they need to purchase in order to receive a subsidy, we may lose existing members and new members, which would harm our business, operating results and financial condition.

During the third quarter of 2013, we entered into agreements with CMS, relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. While we have entered into these agreements, we have not been able to offer individuals and families the ability to enroll online in subsidy-qualifying health insurance through the FFM in a scalable way, due to technology and other issues with the FFM as well as the FFM not having implemented an integration with agents and brokers to enroll individuals online into qualified health plans in an efficient and scalable manner.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM in the future.  Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant web platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment and qualified health plan and subsidy eligibility.  We also depend upon the federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website.  In addition, the FFM may at any time cease allowing agents and brokers to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission.   While we have been able to sell qualified health plans through the FFM, the experience has been cumbersome, often involves telephonic interaction between the customer and our customer care centers and the FFM’s website, technology and systems often do not work properly. Moreover, the process for enrolling individuals outside of the open enrollment period is mainly telephonic. These circumstances have had, and may continue to have, a significant negative impact on our ability to convert subsidy-eligible individuals and families into members and could harm our business, operating results and financial condition.

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred increased operating expenses and expect to continue to do so. These past and expected increased operating expenses may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not increase to offset these expected increases in costs and operating expenses, our financial condition and results of operations could be negatively affected. Further, if we are not successful in leveraging our call center and technology to enroll subsidy-eligible individuals through the FFM or other state health insurance exchanges, if we do not successfully adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or if either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we may lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges. In addition, instability or changes to either the FFM website, particularly the portions used by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans would negatively impact our ability to retain existing members and add new members. A negative impact to our ability to retain existing members and add new members, would harm our business, operating results and financial condition.

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

As a result of healthcare reform, qualified health plans were required to be purchased during an initial open enrollment period that began in October 2013 and ended in March 2014, and qualified individuals can thereafter purchase or change their qualified health plan only during subsequent open enrollment periods of limited duration, subject to states extending the period and exceptions for special enrollment periods for certain qualifying events. Health insurance carriers also have generally adopted the same open enrollment periods for the purchase of non-subsidy eligible individual and family health insurance outside of government-run health insurance exchanges. Our revenue is dependent upon the number of paying individual and family health insurance members we are successful in retaining and acquiring during the health care reform open enrollment period. We may not be successful in retaining and acquiring individual and family health insurance plan members during the open enrollment period for a number of reasons. If we are not, our business, operating results and financial condition would be harmed. In the aggregate, a shift to open enrollment periods of limited duration in the individual and family health insurance markets may result in a reduction in our membership and revenue; increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for qualified health plans and other health plans will overlap with the annual enrollment period for Medicare plans.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the open enrollment period. In addition, in order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health plan enrollment process must occur through the health insurance exchanges, we must modify our technology platform in order to enroll consumers in qualified health plans through the government-run health insurance exchanges in a scalable manner. If we are not able to adopt solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we develop for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition could be harmed. Moreover, health insurance exchange websites, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If exchanges experience these problems, particularly the FFM, we would not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

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

Our revenue will be adversely impacted if our commission rates decline. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the average premiums of plans purchased through us, the laws and regulations in those jurisdictions and health care reform. Our commission revenue per member has, and could in the future, decrease as a result of either reductions in contractual commission rates, unfavorable changes in health insurance carrier override commission programs, or the mix of carriers whose products we sell during a given period, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our rate of revenue growth may decline and our business, operating results and financial condition would be harmed.

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

A large number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations.  In the event lawsuits attacking the Patient Protection and Affordable Care Act and related regulations are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business, our business, operating results and financial condition could be harmed. For example, certain lawsuits have been filed that challenge the ability of individuals to receive subsidies if they purchase their qualified health plan through the FFM as opposed to an exchange established by a state.  Federal appellate courts have reached opposite results in deciding this issue. In the event that individuals are not eligible to receive subsidies through the FFM, our ability to enroll subsidy-eligible individuals through the FFM will be adversely impacted, which could harm our business, operating results and financial condition. Any delay of or change in the mandate that individuals purchase health insurance or pay a tax penalty contained in the Patient Protection and Affordable Care Act as a result of these or other circumstances could harm our business, operating results and financial condition.

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

Carrier reaction to the individual and family medical loss ratio requirements was to significantly reduce the commissions we receive in connection with the sale of individual and family health insurance. Health insurance carriers may determine to reduce or further reduce our individual and family, small group or Medicare Advantage plan commissions as a result of the medical loss ratio requirements or other aspects of health care reform, including any increased expenses in complying with, or dealing with the impact of healthcare reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policyholders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

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

A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of this timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. For example, the implementation of healthcare reform open enrollment periods for individual and family health insurance caused in the fourth quarter of 2013 and the first quarter of 2014 a substantial number of health insurance applications to be submitted through us and a substantial increase in marketing and advertising expenses. We experienced a loss in both the fourth quarter of 2013 and the first quarter of 2014 as a result of these significantly higher marketing and advertising expenses. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. We derived 20% and 23% of our total revenue in the nine months ended September 30, 2013 and 2014, respectively, from Humana. We derived 12% and 11% of our total revenue in the nine months ended September 30, 2013 and 2014, respectively, from carriers owned by Wellpoint. We derived 11% and 10% of our total revenue in the nine months ended September 30, 2013 and 2014, from carriers owned by UnitedHealthcare. We derived 9% and 10% of our total revenue in the nine months ended September 30, 2013 and 2014, respectively, from carriers owned by Aetna. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition.

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

Our Medicare plan related revenue is concentrated in a small number of health insurance carriers. The success of our Medicare-related health insurance business depends upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The concentration of our Medicare plan sales in a limited number of health insurance carriers makes us vulnerable to changes in carrier commission rates and changes in the competitiveness of our carriers’ Medicare products.  If our Medicare carriers reduce our commission rates, reduce the amount they pay us for advertising services, or the competitiveness of their products declines compared to original Medicare or the products of Medicare carriers with which we do not have a relationship, our business, operating results and financial condition would be harmed.

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers.  For instance, a carrier may terminate our relationship. Moreover, CMS heavily regulates the sale of Medicare Advantage and Medicare Part D prescription drug plans and has and will continue to penalize health insurance carriers for certain regulatory violations by not allowing them to market and sell Medicare plans for significant periods of time.  Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for this or any other reason, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.

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

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, which could cause a reduction in our compensation as a health insurance agent in connection with the sale of these plans.  In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial conditions could be harmed. CMS has also adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year. causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. Therefore, we will record all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in lower renewal commission revenue in the second, third and fourth quarters of 2014, compared to the same periods in 2013, and no renewal commission revenue in the second, third or fourth quarters of 2015. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which would negatively impact our operating cash flows in the fourth quarter of the year. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition would be harmed.

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

Due to changes in CMS guidance or enforcement or interpretation of existing guidance, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance.  As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of goodwill and intangible assets acquired in connection with our PlanPrescriber acquisition and purchase of the Medicare.com domain name.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. Some local agents also use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers.  In addition to health insurance brokers and agents, many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We also compete with state and federal health insurance exchanges implemented as a result of health care reform. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. In connection with our marketing of Medicare plans, we also compete with the original Medicare program.  In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.  To remain competitive against our current and future competitors, we will need to continue to invest and improve the online shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us.  If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

•	the percentage of our members who did not accept their approved policies and from whom we do not receive commission payments; and

•	our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges.

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

Our conversion rates are also impacted by changes in both the percentage of submitted applications that are approved by carriers as well as changes in the percentage of our members who did not accept their approved policies. Any decline in the percentage of submitted applications that result in paying members will adversely impact our commission revenue as well as our membership, which could harm our business, operating results and financial condition. Given that individual and family health insurance purchasing is concentrated during the annual open enrollment period, we may experience a shift in the mix of individual and family health insurance products selected by our new members over a short period of time. Any reduction in our average commission revenue per member during the open enrollment period would harm our business, operating results and financial condition.

We are in the process of attempting to adopt solutions so that we may sell qualified health insurance plans to health care reform subsidy eligible individuals and families in a scalable and efficient manner over the Internet in the 37 states in which the FFM operates the state’s health insurance exchange.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur on the FFM website and through its systems.  We are dependent upon the FFM’s systems and its website experience for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue.  If we are not able to modify our technology platform to enroll subsidy-eligible individuals in a scalable and efficient manner, or if the FFM website experience does not work properly, the experience of applying for qualified health plans and subsidies is cumbersome, or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we will suffer a reduction in our membership and our commission revenue and our business, operating results and financial condition will be harmed.

With respect to states operating their own health insurance exchanges, we have experienced similar issues or have not been able to establish relationships to enroll subsidy-eligible individuals and families. If we do not establish a scalable and efficient online enrollment experience with government run health insurance exchanges, our ability to convert subsidy-eligible individuals into paying members will be harmed, which would harm our business, operating results and financial condition.

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

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of the commission rates that we receive. If we are not able to do so, our business, operating results and financial condition could be harmed. We may also lose marketing partner referrals if our competitors pay marketing partners more than we do, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. As a result of open enrollment periods, we may not receive information from our carriers on as timely a basis due to significant spikes in volume, which could impair the accuracy of our estimates of the number of members we have for a period of time. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. Total revenue per estimated member for the period would also change if our estimated membership changed. Our estimate regarding the average amount of time our members maintain their health insurance plans also could be inaccurate as it depends on the accuracy of our membership estimates.

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

In periods prior to the fourth quarter of 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.  This trend changed in the fourth quarter of 2013 and first quarter of 2014 as a result of a significant increase, relative to historical levels, in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, that began on October 1, 2013 and ended on March 31, 2014.

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

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. Marketing and advertising expenses related to individual and family health insurance plans has historically been highest in our first and third quarters.  This changed during the fourth quarter of 2013 and first quarter of 2014 during which marketing and advertising expense related to individual and family health insurance plans increased significantly as a result of the increase in the number of applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act. During the second and third quarters of 2014, marketing and advertising expense decreased as a result of the decrease in the number of individual and family plan applications submitted. Marketing and advertising expenses related to our selling Medicare plans are highest in our third and fourth quarters.  Additionally, in preparation for the Medicare annual enrollment period, we begin ramping up our temporary customer care center staff during our second and third quarters and employ our temporary customer care center staff until the end of the Medicare annual enrollment period in December. Accordingly, our customer care center staffing costs are significantly higher in our third and fourth quarters compared to our first and second quarters. In the first quarter of 2014, we retained some enrollment personnel during the initial open enrollment period that ended on March 31, 2014 to handle the increased volume of individual and family plan applications.

Based on these seasonal trends, our revenue has historically been highest in the fourth quarter of the year. In periods prior to the fourth quarter of 2013, our profitability was relatively higher in the first and fourth quarters and substantially lower in the third quarter of the year. During the fourth quarter of 2013 and the first quarter of 2014 our profitability was adversely impacted by the increase in marketing and advertising expenses associated with individual and family health insurance plans related to the increase in submitted applications.  We saw profitability increase in the second and third quarters of the year as a result of lower marketing and advertising costs, outside of annual and open enrollment period. The seasonality, caused by the individual and family health insurance is new, and is subject to change in future periods, particularly in connection with any change in the timing of the open enrollment periods. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly financial results, and may harm our business, operating results and financial condition.

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

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of September 30, 2014. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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
For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended September 30, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
				(in thousands)
Beginning repurchase authority	769,332	$36.73	769,332	$21,744
July 1-31, 2014	585,287	$37.15	585,287	$—
August 1-31, 2014	—	$—	—	$—
September 1-30, 2014	—	$—	—	$—
Total as of September 30, 2014	1,354,619	$36.91	1,354,619	$—

(1)	Average price paid per share includes commissions.

ITEM 6.    EXHIBITS

(a)  Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Supplemental Agreement, effective as of September 1, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.2		Supplemental Agreement, effective as of September 15, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November 2014.

/s/ Gary L. Lauer
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ Stuart M. Huizinga
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Supplemental Agreement, effective as of September 1, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.2		Supplemental Agreement, effective as of September 15, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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