Form 10-K
period 2014-12-31
eHealth, Inc.
filed 2015-03-16
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares (based on a closing price of $37.97 per share) held by non-affiliates was $333,572,069. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 28, 2015 was 17,830,756 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

PART I

ITEM 1.    BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding expected competition from government-run health insurance exchanges and other sources; consumer experiences and market adoption of our services; our ability to grow our website traffic through marketing and public relations efforts; our investment for growth in the Medicare business; our ability to diversify our revenue; increasing customer care center staff and the expected increase in the volume of health insurance transactions during the annual open enrollment periods; our investment in future open enrollment periods; our beliefs relating to collection issues with our customers; our expectations relating to average commission rates for individual and family policies that we sell in 2015; the impact of health care reform laws on the health insurance industry, on our business and on the adoption of the Internet for the purchase of health insurance; our ability to leverage our technology to expand our marketplace, including our ability to expand our market place into new technology platforms; our strategies; our expectations relating to submitted applications; the potential impact of lawsuits challenging certain aspects of the Patient Protection and Affordable Care Act; the impact of open enrollment periods; seasonality, including the seasonality of our revenue, expenses and profitability and their relation to the Medicare and individual and family health insurance open enrollment periods; fluctuations of our future operating results; our ability to meet requirements to offer qualified health plans through state and federal health insurance exchanges; the merits of any lawsuits filed against us; the impact of the technology and integration challenges of the health insurance exchanges on health insurance enrollment; expectations relating to revenue (including commission revenue, lead referral revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, profitability, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses and general and administrative expenses; our ability to adjust headcount to respond to changes in demand due to annual open enrollment periods; our ability to implement our restructuring plan, including the reduction of headcount; the expected charge, cost savings and potential impact on revenue and operating results associated with our restructuring plan and reduction in headcount; any increased headcount requirements associated with future open enrollment periods; expected usage of our office facilities; our future commission rate structure; our overall individual and family health insurance commission rate structure; our expectations regarding the timing of our recognition of revenue, including certain Medicare plan-related commission revenue; changes relating to payments made to health insurance carriers and agents by the Centers of Medicare and Medicaid Services; the timing of accurate reporting of commission revenue and membership from health insurance carriers; our overall Medicare-related health insurance commission rate structure; our ability to maintain relationships with commercial and marketing partners, including health insurance carriers, on terms beneficial to us; the impact of termination of relationships with health insurance carriers; the amount of fees we pay to marketing partners; seasonal and absolute increases in our customer care and enrollment costs; our estimate of the number of continuing members on all policies; our expectations regarding the average number of members on our submitted individual and family plan health insurance applications; payment rates on approved applications; member retention rates; the cost per submitted individual and family plan application; the shift between marketing partner channel and direct marketing channel as our source of submitted individual and family plan applications during 2015; sufficiency of our cash generated from operations and our current cash and cash equivalents; the timing and amount of our future lease obligations; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; our expectations and projections relating to membership and commission rates; the timing and source of our Medicare-related revenue; estimates relating to critical accounting policies and related impact on our financial statements; future capital requirements; expansion into new business areas and additional geographic regions; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General
eHealth, Inc. is the parent company of eHealthInsurance, the nation’s first and largest private health insurance exchange where individuals, families and small businesses can compare health insurance products from leading insurers side by side and purchase and enroll in coverage online. We offer thousands of individual, family and small business health plans underwritten by the nation's leading health insurance companies through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com) and customer care centers.  Our ecommerce platform can be accessed directly through our websites as well as through our network of marketing partners. We are licensed to sell health insurance in all 50 states and the District of Columbia. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. We also make available powerful online and pharmacy-based tools to help seniors navigate Medicare health insurance options, choose the right plan and enroll in select plans online through our wholly-owned subsidiary, PlanPrescriber, Inc., (www.planprescriber.com), and through our Medicare websites (www.eHealthMedicare.com and www.Medicare.com).

We were incorporated in Delaware in November 1997. Our headquarters are located at 440 East Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 584-2700. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site (www.ehealth.com) as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. The information that can be accessed on or through our websites is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.
Our Business Model
Individual, Family and Small Business Health Insurance Plans
Substantially all of our revenue is generated from customers located in the United States. We generate revenue primarily from commissions we receive from health insurance carriers whose individual, family and small business health insurance plans are purchased through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), as well as commission override payments we receive for achieving sales volume thresholds or other objectives. Historically, the commission payments we receive for individual and family and small business health insurance plans we sold were a percentage of the premium our customers pay for those plans. Effective January 1, 2014, many carriers began paying our individual and family health insurance commissions at a flat amount per member per month. Commission payments are typically made to us on a monthly basis for as long as a policy remains active with us. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.
Medicare Health Insurance Plans
We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms (www.eHealthMedicare.com. www.Medicare.com and www.PlanPrescriber.com). Our Medicare plan platforms enable consumers to research and compare Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. We also make available online application capabilities for certain Medicare plans and, through our customer care and enrollment centers, we offer telephonic enrollment capabilities. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue from commissions we receive from health insurance carriers. The commission payments we receive for Medicare Supplement plans are typically a percentage of the premium on the policy that was sold through us and are made to us on a monthly basis for as long as a policy remains active with us.  In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year.  Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically for a period of six years, or longer depending on the carrier arrangement, provided that the policy remains active with us. Through May 2012 we also generated referral fee revenue by delivering and selling Medicare leads generated by our online platforms to third parties. We, however, have largely transitioned away from selling leads to providing health insurance agent services to our Medicare plan customers rather than referring them to other health insurance agents.

As part of our Medicare strategy we acquired PlanPrescriber, Inc., formerly Experion Systems, Inc. and a privately-held company, in April 2010. PlanPrescriber is a leading provider of online tools that help Medicare-eligible individuals navigate their Medicare-related health insurance options. In March 2014, we acquired the internet domain name, www.Medicare.com, a leading resource for Medicare-related health insurance information for Medicare-eligible individuals.

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
Commission revenue that we received from insurance carriers for individual, family and small business health insurance plans and Medicare health insurance plans represented 84%, 86% and 88% of our total revenue in the years ended December 31, 2012,  2013 and 2014, respectively. Additional financial information about our company is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Individual, family and small business health insurance has historically been sold by independent insurance agents and, to a lesser degree, directly by insurance companies. Most of these agents are self-employed or part of small agencies, and they typically service only their local communities. In addition, many of these agents sell health insurance from a limited number of insurance carriers (in some cases only one), resulting in a reduced selection of plans for the consumer. The implementation of health care reform and the federal Patient Protection and Affordable Care Act has given rise to greater availability of health insurance over the Internet from various sources, including government-run health insurance exchanges and companies that offer health insurance in a manner similar to us.

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

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. Among several other provisions, these laws and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so in 2015 and thereafter; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; an open enrollment period for the purchase of individual health insurance during a specific time of the year; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels if they are eligible and purchase individual or small group health insurance through the state or federal health insurance exchange. While many aspects of health care reform became effective in 2014, health insurance carriers have been required as a part of health care reform to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. Under health care reform an eighty-five percent medical loss ratio requirement for Medicare Advantage plans became effective in 2014.

The initial open enrollment period under health care reform began in October 2013 and ended in March 2014. The second open enrollment period for individual and family health insurance began on November 15, 2014 and ended on February 15, 2015 for coverage effective in 2015. The upcoming open enrollment period is scheduled to run from November 1, 2015 to January 31, 2016. Individuals and families cannot purchase individual and family health insurance outside the annual open enrollment period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. During the third quarter of 2014, we renewed our agreement with the Centers for Medicare and Medicaid Services, or CMS, to allow us to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet and through the government-run health insurance exchange operated by the Federal government in the 37 states where the federal government is operating all or some part of the health insurance exchange. Pursuant to the agreement as well as applicable law and regulations, we must satisfy a number of conditions and requirements to enroll subsidy eligible individuals in qualified health plans, and we may experience difficulty in satisfying them. Because a large number of individuals have become eligible for subsidies as a result of health care reform, if we are not able to maintain functioning relationships with government-run health insurance exchanges to be able to enroll subsidy-eligibel individuals over the Internet, we will have greater difficulty competing with government-run health insurance exchanges for members, could lose existing members and would be unable to enroll as many new individual and family health insurance members.

While we have entered into relationships with state health insurance exchanges that are not part of the federal exchange to be able to enroll individuals into qualified health plans, those state health insurance exchanges have not adopted qualified health insurance plan enrollment processes for health insurance agents that are efficient or entirely online. As a result, we have not enrolled individuals and families in qualified health plans in these states without human interaction, which has negatively impacted our ability to enroll individual and family health insurance members in these states.

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

Enhance Our Carrier Network and Product Portfolio. Our goal is to provide consumers with a comprehensive selection of products to meet their health insurance needs and enhance and optimize the health insurance carriers and health insurance plans that we offer to consumers on our ecommerce platform, including our offerings of major medical products and a broad variety of ancillary products. We seek to deepen our technology integration with health insurance carriers, allowing us to further streamline the sales, member fulfillment processes and increase revenue opportunities for us and health insurance carriers. We also seek to enter into relationships with carriers and government health insurance exchanges mandated as part of health care reform to be able to offer subsidy-eligible health insurance.

Grow Our Medicare Opportunity. We believe that our technology can be used to streamline and simplify the Medicare plan purchasing process.  Our Medicare membership has expanded significantly in the past several years since we have entered this market, and we plan to continue investing for growth in this important area. We seek to enhance the technology behind our online and telephonic Medicare platforms and further develop demand generation programs in the Medicare market, which includes broadening our network of marketing partners and enhancing our Internet search engine algorithmic rankings for high-volume Medicare-related search terms.

Diversify Our Revenue. We plan to continue to diversify our revenue by entering into new business areas where our technology, experience and relationships can be leveraged.

Our Platforms and Technology

Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans. The plans we offer include major medical health insurance coverage such as preferred provider organization, health maintenance organization and indemnity plans, Medicare related health insurance plans, short-term medical insurance, student health insurance, health savings account eligible health insurance plans and dental and vision insurance.

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

Plan Comparison and Recommendations. We offer online comparison and recommendation tools that condense voluminous health insurance information. Our ecommerce platform enables consumers to compare and contrast health insurance plans in a side-by-side format based on plan characteristics such as price, plan type, deductible amount, co-payment amount and in-network and out-of-network benefits. To further assist consumers, our automated recommendation capability for individual and family health insurance presents a short series of questions and recommends health insurance plans based on the consumer’s input. Our Medicare plan comparison tool enables Medicare-eligible individuals to compare plan premiums, deductibles, out-of-pocket drug expenses, coverage limitations on medications and other aspects of Medicare plans.

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

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online.  We have relationships with a large number of individual, family, Medicare and small business health insurance carriers, including large national carriers and well-established regional carriers. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.  The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier.

Revenue derived from Humana represented approximately 18%, 21% and 23% of our total revenue in 2012,  2013 and 2014, respectively. Revenue derived from carriers owned by WellPoint represented approximately 13%, 12% and 11% of our total revenue in 2012, 2013 and 2014, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 12%, 11% and 10% of our total revenue in 2012,  2013 and 2014, respectively. Revenue derived from carriers owned by Aetna represented approximately 8%, 10% and 10% of our total revenue in 2012, 2013 and 2014, respectively.

Marketing

We focus on building brand awareness, increasing website visitors and converting visitors into buyers. Our marketing initiatives are varied and numerous. They include:
Direct Marketing. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.PlanPrescriber.com, www.eHealthMedicare.com and www.Medicare.com) either directly or through algorithmic search listings on Internet search engines and directories. Our direct marketing programs include direct mail, email marketing, retargeting campaigns and television, radio and print advertising.
Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website or call centers through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. Our online advertising programs are delivered across all Internet-enabled devices, including desktop computers, tablet computers and smart phones.
Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website and call centers through a network of affiliate partners and financial services and other companies. We have established a pay-for-performance network, comprised of hundreds of partners that drive consumers to our ecommerce platform and call centers. These partners include online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; financial and online services partners in industries such as banking, insurance, mortgage and association partners; affiliate programs, including our marketing programs managed through Commission Junction; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail and television.

We generally compensate our marketing partners for their individual, family and small business health insurance referrals based on the consumer submitting a health insurance application to us, regardless of whether the consumer's application is approved by the health insurance carrier. If a marketing partner is licensed to sell health insurance, we may share a percentage of the commission revenue we earn from the health insurance carrier for each member referred by that partner.

Technology and Content

We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.  A large number of our technology and content employees are located in our subsidiary in Xiamen, China. There are many risks associated with having an operation and doing business in China.  Information regarding risks involving our operations in China is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

In addition to state regulations, we also are subject to regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare plans.  For example, our health insurance carrier partners are required to obtain CMS or state department of insurance approval of certain aspects of our platforms, call center scripts and other marketing materials we use to market Medicare plans. In addition, the laws and regulations applicable to the marketing and sale of Medicare plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

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

Competition

The market for selling health insurance plans is highly competitive. We compete against a large number of individuals and entities for health insurance plan membership. Our competitors include government entities, including government-run health insurance exchanges established as a result of health care reform, health insurance carriers, other health insurance agents and brokers and companies that use the internet and other means to attract individuals interested in purchasing health insurance and generate revenue in connection with referring those individuals to a source of health insurance.

Government. As a part of health care reform, each state was required to establish a health insurance exchange by October 2013 where individuals, families and small business can purchase health insurance. For states that did not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, operates some part of the health insurance exchange in 37 states. Among other things, the FFM and government exchanges in the states not served by the FFM have websites where individuals and businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Qualified health insurance plans that individuals, families and small businesses must purchase in order to receive health care reform related financial assistance in the form of subsidies to purchase health insurance and cost sharing reductions must be purchased through government health insurance exchanges.

Government exchanges have invested significant amounts to raise consumer awareness and drive consumers to their health insurance marketplaces through Internet, television, radio and print advertising. In addition, government exchanges rank highly in algorithmic Internet search rankings for terms related to health insurance. Government exchange marketing efforts have resulted in significant competition and also have increased the cost of generating demand for individual and family health insurance online. We have entered into an agreement with the CMS to allow us to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet through the FFM. While we have entered into agreements with states that operate their own health insurance exchanges to be able to offer qualified health plans in those states, these states have not implemented qualified health insurance enrollment process for health insurance agents that are efficient or entirely online. Notwithstanding our relationships with government-run health insurance exchanges to enroll individuals into qualified health plans through them, government-run health insurance exchanges are a significant source of competition given the large number of subsidy-eligible individuals that must purchase their health insurance through the exchanges to receive their subsidies and given that those individuals and families that we enroll through government exchanges establish a relationship with the government exchanges when we do so and may receive marketing directly from the government exchanges.

In connection with our marketing of Medicare related health insurance plans, we compete with the Federal government’s original Medicare program. CMS offers Medicare plan online enrollment, information, comparison tools, and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans. CMS has regulatory authority over the Medicare Advantage program and can influence the competitiveness of Medicare Advantage and Medicare Part D prescription drug plans compared to the original Medicare program as well as the compensation that health insurance carriers are allowed to pay us.

Insurance carriers. Many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. Health insurance carriers have become more experienced in marketing their products directly to consumers both over the Internet and through more traditional channels, which has resulted in increased competition.

Other agents and brokers. In addition to the direct competition from health insurance carriers, we compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. In addition, a number of online health insurance agents like us generate demand over the Internet and sell health insurance to individuals over the Internet and using call centers. Some of these online agents have agreements with CMS, similar to us, that allow them to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet in the 37 states where the federal government is operating the health insurance exchange. As a result, we compete with these companies for subsidized business as well as for consumers who are not subsidy eligible.

Internet marketers. There are many internet marketing companies that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to the agents and health insurance carriers. We compete with internet

Seasonality

The second annual enrollment period for individual and family health insurance, which was mandated by the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act,

began on November 15, 2014 and ended on February 15, 2015 for coverage effective in 2015 and the third annual open enrollment period is scheduled to run from November 1, 2015 through January 31, 2016 for coverage effective in 2016. Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  As a result, we expect the number of applications submitted for individual and family health insurance will be highest during the first and fourth quarters of 2015 as a result of the annual open enrollment period and lowest during the second and third quarters of 2015, outside of the annual open enrollment period.

The majority of the Medicare plans that we sell are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2014 CMS adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. As a result of this change, our Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue will be recorded in the first quarter of each year. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. As a result of these changes, we expect our Medicare-related revenue to be highest in the first quarter of the year.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, we expect marketing and advertising expenses for individual and family health insurance will be highest during the first and fourth quarters of 2015 as a result of the annual open enrollment period and lowest during the second and third quarters of 2015, outside of the annual open enrollment period. Similarly, we expect marketing and advertising expenses for Medicare plans will be highest during the fourth quarters of 2015 as a result of the Medicare annual open enrollment period and lowest during the first, second and third quarters of 2015, outside of the Medicare annual open enrollment period.

Our net income (loss) is significantly impacted by an increase in marketing and advertising expenses associated with an increase in submitted applications for individual and family health insurance plans and Medicare plans during the annual open enrollment periods. Accordingly, we expect our net income (loss) will be impacted to a greater degree by marketing and advertising expenses in the first and fourth quarters of 2015 compared to the second and third quarters of 2015.

This seasonality is subject to change in future periods, particularly in connection with any change in the timing of the annual open enrollment periods.

Employees

As of December 31, 2014, we had 1,058 full-time employees, of which 67 were in marketing and advertising, 441 were in customer care and enrollment, 375 were in technology and content and 175 were in general and administrative. Subsequent to December 31, 2014, we announced a strategic downsizing of the company's workforce in order to better align our expenses with our revenue. The reduction in force, announced March 11, 2015 is equal to approximately 15% of the company's worldwide workforce. Information regarding the reduction in force is included in Part I, Item 1A "Risk Factors" and Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Except for our employees in China, none of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good. As required under Chinese law, the employees in the Xiamen, China office established a labor union in January 2014.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, they include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many of the significant aspects of health care reform went into effect in 2014, although certain provisions were effective prior to 2014, such as medical loss ratio requirements for individual and family and small business health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation required various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations. The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a substantial reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons.  Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty.  The cost of health insurance generally increased as a result of the new standards for increased health insurance benefits, among other things.  While the individual and family health insurance plans that we sold and that were effective in 2013 and prior to 2013 may not be as expensive, many of these plans do not have post-healthcare reform benefits or meet other standards under health care reform.  Moreover, certain health insurance companies terminated these 2013 plans or modified them effective January 1, 2014 with an increase in the cost of the plan in response to health care reform implementation. Those health insurance companies that did not do so may terminate or modify their plans in the future. Any of these circumstances could cause us to suffer a substantial reduction in our membership, which would materially harm our business, operating results and financial condition.  Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the healthcare reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize existing holders of individual and family health insurance to maintain their policies, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we are not successful in retaining our existing members and enrolling a large number of individuals and families into individual and family health insurance plans during the health care reform annual open enrollment period, our business will be harmed.

As a result of healthcare reform, individual and family health insurance is required to be purchased during an annual enrollment period. The initial open enrollment period under healthcare reform began in October 2013 and ended in March 2014. The second open enrollment period for coverage effective in 2015 began November 15, 2014 and ended on February 15, 2015. The next annual open enrollment period for individual and family health insurance is scheduled to run from November 1, 2015 to January 31, 2016 for coverage effective in 2016. Outside of the open enrollment period, individuals and families can only purchase new or change their existing individual and family health insurance if they qualify for a special enrollment period, which requires certain qualifying events such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Our revenue depends on the number of paying individual and family health insurance members we are successful in retaining and acquiring during the health care reform open enrollment period. We may not be successful in retaining and acquiring individual and family health insurance plan members during the open enrollment period for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we experienced lower than expected individual and family health insurance application volumes during the open enrollment period that ended on February 15, 2015. Despite our investment in marketing, engineering and customer care resources, our individual and family health insurance submitted application volume during the fourth quarter of 2014 declined 41% compared to the fourth quarter of 2013. A shift to open enrollment periods of limited duration in the individual and family health insurance markets may result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the annual open enrollment periods. We have historically hired a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the annual open enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees.  If our ability to market and sell individual and family health insurance is constrained during an annual open enrollment period for any reason, such as technology failures, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website, or issues with government-run health insurance exchanges, our business, operating results and financial condition would be harmed. In addition, we intend to reduce employee and other resources as a part of expense reduction measures, which will negatively impact the resources that we dedicate to the sale of individual and family health insurance, which could cause us to sell less individual and family health insurance and harm our business, operating results and financial condition.

If investments we make in the open enrollment period do not result in a significant number of paying individual and family health insurance members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals and families during the open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing. During 2014, our technology and content expense increased as a result of our investment in our technology platform. We also increased staffing in our customer care center in anticipation of higher demand and application volume during the open enrollment period that ended on February 15, 2015. Despite our investment in these and other areas, our membership did not grow as much as we anticipated during the open enrollment period that ended on February 15, 2015. We may continue to incur expenses relating to these and other areas in future open enrollment periods. Any investment we make in an open enrollment period may not result in a significant number of paying individual and family health insurance members. If it does not, our future profitability will be negatively impacted and our business, operating results and financial condition would be harmed

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

As a part of healthcare reform, each state is required to implement a health insurance exchange where individuals and small businesses can purchase health insurance. For states that do not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, operated some part of the health insurance exchange in 37 states for the open enrollment period that began October 15, 2014 and ended February 15, 2015.  It may operate the health insurance exchange for a fewer or greater number of states in the future.  Beginning in 2014, individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states that did not establish their own exchange) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A large segment of the population is eligible for subsidies in connection with the purchase of health insurance, and a substantial number of our existing members may be eligible for subsidies. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through government-run health insurance exchanges.  If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families over the Internet both during and outside of open enrollment periods in qualified health insurance plans, we will lose existing members and new members, which would harm our business, operating results and financial condition.

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must modify our technology platform in order to enroll consumers in qualified health plans through the government-run health insurance exchanges in a scalable manner. If we are not able to adopt solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we develop for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. Moreover, health insurance exchange websites, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If exchanges experience these problems, particularly the FFM, we would not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

We have entered into agreements with the Centers for Medicare and Medicaid Services, or CMS, relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM.  Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility.  If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain access points to the FFM that allow us to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain these access points, if the FFM changes them so that the technology we developed to integrate with the FFM does not work or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed, particularly if we were not able to scalably and efficiently enroll individuals into qualified health plans during the open enrollment period for individual and family health insurance.

While the FFM has developed technology that we can use to assist individuals and families in applying for subsidies and enrolling in qualified health plans online, none of the states that operate their own health insurance exchanges have developed this capability. As a result, while we have assisted subsidy eligible individuals in applying for qualified health insurance plans in non-FFM states, we are not able to do so entirely online. If these state exchanges do not adopt processes and technology that allow us to assist subsidy-eligible individuals in enrolling through these exchanges over the Internet and without use of health insurance agents in our customer care centers, we will not be able to enroll large numbers of subsidy eligible individuals in these states, and our business, operating results and financial condition will be harmed.

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred increased operating expenses. Increased operating expenses that we incur may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not increase to offset increases in costs and operating expenses, our financial condition and results of operations could be negatively affected. For instance, we increased our technology and content expense in part to develop the capability to enroll individuals into qualified health insurance plans through exchanges. Despite our investment in this regard, our estimated number of individual and family health insurance members was less as of December 31, 2014 than it was at December 31, 2013. If we are not successful in leveraging our technology to enroll subsidy-eligible individuals through the FFM or other state health insurance exchanges, do not successfully adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we will lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges. We also intend to reduce headcount and other expenses across our business. This reduction will make it more difficult to enroll individuals through health insurance exchanges and otherwise, which could result in a reduction in our membership and our commission revenue. In addition, instability or changes to either the FFM website, particularly the portions used by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans would, negatively impact our ability to retain existing members and add new members. A negative impact to our ability to retain existing members and add new members would harm our business, operating results and financial condition.

We depend upon health insurance carriers and government-run health insurance exchanges to adopt systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  The failure of some health insurance exchanges, including the FFM, to develop these systems and processes has negatively impacted our ability to sell qualified health plans using our technology platform outside of the open enrollment period. If these systems and processes are not timely developed or are not compatible with our platform for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period will be negatively impacted, particularly given that we intend to reduce headcount relating to our ability to sell individual and family health insurance and will need to rely more on our technology in this area, which would harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

 We compete with government-run health insurance exchanges, among others. Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy.  In the aggregate, government exchanges have greater resources, larger marketing budgets and greater public outreach capability than we do. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. The exchanges also compete with us for new members, and under regulations adopted as a part of healthcare reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may inhibit our ability to grow our membership. Competitive pressure from government-run health insurance exchanges has, and may in the future, result in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

Our business may be harmed if certain aspects of the Patient Protection and Affordable Care Act that are beneficial to our business are successfully challenged and held unenforceable by the courts.

A large number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations.  In the event these lawsuits are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business or cause changes in the health insurance industry that are adverse to our business, our business, operating results and financial condition could be harmed. For example, the United States Supreme Court heard arguments in a case encaptioned King v. Burwell in March of 2015. The case challenges the ability of the Federal government to provide health insurance subsidies under the Affordable Care Act in the form of premium tax credits and cost sharing reductions to individuals and families who purchase qualified health plans through the FFM as opposed to a government run health insurance exchange operated by a state. If the Supreme Court rules that individuals and families cannot receive these subsidies in connection with their purchase of qualified health plans through the FFM, the impact of the ruling on health care reform in general and on our business is unclear, but such a decision could materially harm our business, operating results and financial condition. As a result of such a decision, the many individuals and families who used our services to enroll in qualified health plans through the FFM would cease receiving government subsidies and may stop paying for their health insurance plans, which would cause us to cease receiving commissions relating to our sale of those plans. In addition, a decision that the government cannot provide subsidies to individuals and families who purchased health insurance through the FFM could have significant impacts to health care reform as a whole that could harm our business, operating results and financial condition. For example, such a decision would adversely impact the affordability of health insurance and the mandate to purchase health insurance or pay a tax penalty in the 37 states where the FFM operates. The mandate is only applicable if health insurance in the state is affordable to individuals and families based on their income, and health insurance may not be affordable to many individuals without the receipt of subsidies. The weakening of the mandate in these states could in turn cause health insurance companies to increase the cost of health insurance in those states or cease selling health insurance in those states altogether. In response to a United States Supreme Court decision determining that individuals and families purchasing health insurance through the FFM cannot receive subsidies, the Affordable Care Act could be amended to allow for those individuals and families to receive subsidies, but the amendment would require the President of the United States and both houses of Congress to agree on a resolution and the resolution itself may adversely impact our business. It is impossible to predict the impact that a United States Supreme Court decision invalidating FFM subsidies would have on our business and on the Affordable Care Act and health insurance in general, but it could materially harm our business, operating results and financial condition.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy. A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of any timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. For example, the implementation of healthcare reform open enrollment periods for individual and family health insurance and the Medicare annual enrollment period have in the past caused a substantial number of health insurance applications to be submitted through us in a short period of time and a substantial increase in marketing and advertising expenses. Because commission revenue related to any submitted applications that result in paying members is not recognized until future periods, the marketing and advertising expense associated with the submitted applications has a negative impact on operating results and cash flows in the period in which the submitted applications were received. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods.  The seasonality in our business could change in the future for a number of reasons, including as a result of changes in timing of individual and family health plan and Medicare annual open enrollment periods and changes in, and the enforceability of, the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. For example, if the timing of the open enrollment periods for Medicare related health insurance or individual and family health insurance, we may not be able to timely adjust the headcount in our customer care and enrollment group to adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed. Additional information regarding the seasonality in our business is included in Part I, Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new policies through other sources or use a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Our expense reduction measures will necessarily impact the number of our employees dedicated to customer service in our individual and family health insurance business, which could cause a greater number of individuals to be dissatisfied with our customer service. Consumers may also purchase health insurance policies directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. The Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted.

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

Our revenue will be adversely impacted if consumers enroll in individual and family health insurance plans that reduce our average commission revenue per member. Due in part to healthcare reform, some health insurance carriers have exited or reduced individual and family health insurance selling efforts in certain markets, while expanding in others, leading to changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. If our average commission revenue per member declines, our business, operating results and financial condition could be harmed. Given that individual and family health insurance purchasing is concentrated during the annual open enrollment period, a reduction in our average commission revenue per member could occur over a short period of time and could adversely impact our revenue for the remainder of the year, which would harm our business, operating results and financial condition.

     Our operating results fluctuate depending upon CMS regulations, health insurance carrier payment practices and the timing of our receipt of commission reports from health insurance carriers.

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. There have been instances where the report of commissions and payment has been delayed, such as during holiday periods or as a result of the health care reform open enrollment period. In the fourth quarter of 2014 we also experienced a delay in receiving commission payments and reports as a result of a CMS regulation issued in 2014 prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. Any delay in our receipt of commission payments or reports could materially impact our financial results for a given quarter as we would not be able to recognize the related commission revenue in that quarter. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. The timing of our revenue recognition could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We also could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed or not received within the time frame required for revenue recognition.

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

Carrier reaction to the individual and family medical loss ratio requirements was to significantly reduce the commissions we receive in connection with the sale of individual and family health insurance. Health insurance carriers may determine to reduce or further reduce our individual and family, small group or Medicare Advantage plan commissions as a result of the medical loss ratio requirements or other aspects of health care reform, including any increased expenses in complying with or dealing with the impact of healthcare reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policyholders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers, including as a result of expense reduction measures and health insurance carriers could determine to cease working with us if they do not like any impact the measures may have on our operations. In addition, many aspects of health care reform caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate.  For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable.  In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. We also depend upon health insurance carriers to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining the ability to sell individual and family qualified health insurance plans, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family health insurance products, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of our relationship with a carrier could reduce the variety of health insurance plans we offer, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 18%, 21% and 23% of our total revenue in 2012,  2013 and 2014, respectively. Revenue derived from carriers owned by WellPoint represented approximately 13%, 12% and 11% of our total revenue in 2012,  2013 and 2014, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 12%, 11% and 10% of our total revenue in 2012,  2013 and 2014, respectively. Revenue derived from carriers owned by Aetna represented approximately 8%, 10% and 10% of our total revenue in 2012, 2013 and 2014, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition.

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

CMS and the health insurance carriers whose Medicare plans we sell must approve our websites and call center scripts for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent.  Moreover, we use Medicare plan cost and benefit data collected and made publicly available by CMS.  In the event that CMS or a health insurance carrier disapproves, or delays approval, of our websites or call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition. In addition, each time we substantively change our websites or call center scripts, we need to resubmit them to our health insurance carriers and CMS for approval. We are not permitted to make these submissions ourselves. Given the review cycles our scripts and websites undergo, it is very difficult to make changes to them, which could impact our business, operating results and financial condition. In addition, if a change to our scripts or websites is required by CMS or health insurance carriers, we may be prevented from selling Medicare plans during this period of review, which could harm our business, operating results, and financial condition, particularly if it occurred during annual enrollment period.

Our revenue is dependent upon the number of paying Medicare plan insurance members we are successful in retaining and acquiring during the Medicare annual enrollment period. If we are not successful in retaining and acquiring Medicare plan members during the annual enrollment period for any reason, our business, operating results and financial condition would be harmed.

Our success in the Medicare plan market as a health insurance agent will also depend upon a number of additional factors, including:

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

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees.  In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because the majority of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we are required to hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time.  It may be difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the Medicare annual enrollment period. We must also ensure that our health insurance agent employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners.  If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

The majority of our Medicare related health insurance plan sales occur over the telephone. Telephone sales of Medicare related health insurance require a licensed health insurance agent to complete and are time consuming compared to sales over the Internet. Given the resources required in connection with telephonic Medicare related health insurance sales, it may prove difficult for us to continue to grow our Medicare related health insurance sales compared to prior periods and even if we are able to grow those sales, it may be expensive to add the additional resources necessary for the growth. If we are not able to scalably grow our Medicare related health insurance sales over the Internet or in other ways that require less resources, our business, operating results and financial condition would be harmed.

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, which could cause a reduction in our compensation as a health insurance agent in connection with the sale of these plans.  In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial conditions could be harmed. CMS has also adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. As a result, we will record all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in our recognition of no renewal commission revenue in the second, third or fourth quarters of 2015. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of companies that operate websites, provide an online shopping experience for consumers interested in purchasing health insurance and act as a health insurance agent in connection with that purchase. Some local agents also use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers. Many health insurance carriers also directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. We also compete with the FFM and state health insurance exchanges implemented as a result of health care reform. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. In connection with our marketing of Medicare plans, we also compete with the original Medicare program.  In addition, CMS offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.  To remain competitive against our current and future competitors, we will need to market our services effectively and continue to improve the online shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us.  If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, or if we are not effective in driving a substantial number of consumers interested in purchasing health insurance to our website in a cost-effective manner, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

In addition, CMS has the ability to regulate our marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans, and government-run health insurance exchanges, including CMS with respect to the federal health insurance exchange, have the ability to regulate our marketing and sale of qualified health plans under health care reform.  CMS and the exchanges could impact the commissions we receive in connection with the sale of these plans and impose other restrictions and limitations that make it difficult for us to sell them.    Competitive pressures may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, or may otherwise harm our business, operating results and financial condition.

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

Our conversion rates are also impacted by changes in both the percentage of submitted applications that are approved by carriers as well as changes in the percentage of our members who did not accept their approved policies. Any decline in the percentage of submitted applications that result in paying members will adversely impact our commission revenue as well as our membership, which could harm our business, operating results and financial condition. Given that individual and family health insurance purchasing is concentrated during the annual open enrollment period, we may experience a shift in the mix of individual and family health insurance products selected by our new members over a short period of time. Any reduction in our average commission revenue per member during the open enrollment period caused by such a shift or otherwise would harm our business, operating results and financial condition.

We have adopted solutions so that we may sell qualified health insurance plans to health care reform subsidy-eligible individuals and families over the Internet during the open enrollment period in the 37 states in which the FFM operates the state’s health insurance exchange.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur through its systems.  We are dependent upon the FFM’s systems for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue. If the solution we have adopted to enroll individuals through the FFM during the open enrollment period does not work properly or its operation with the FFM breaks, as a result of changes that the FFM makes to its systems or Internet platforms, or if the FFM website experience does not work properly, the experience of applying for qualified health plans and subsidies is cumbersome, or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we could suffer a reduction in our membership and our commission revenue and loss of new members and our business, operating results and financial condition will be harmed.

While we have assisted subsidy eligible individuals in applying for qualified health insurance plans in non-FFM states, we are not able to do so entirely online. If these state exchanges do not adopt processes and technology that allow us to assist subsidy-eligible individuals in enrolling through these exchanges over the Internet and without use of health insurance agents in our customer care centers, we will not be able to enroll large numbers of subsidy eligible individuals in these states and our business, operating results and financial condition could be harmed. In the absence of the ability to enroll individuals over the Internet, our ability to enroll individuals in non-FFM states will be adversely impacted by the expense reduction measures we are taking, which could harm our business, operating results and financial condition.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have exited certain state insurance markets where we have historically represented their insurance plans and we may determine not to work with other health insurance carriers. If our ability to sell a variety of high-quality, affordable health insurance plans in the individual and family, small business, ancillary and Medicare markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states.  These circumstances have and may continue to adversely impact demand for individual health insurance, and if individuals do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition could be harmed.

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

Our success depends in part upon widespread consumer and health insurance carrier acceptance of the Internet as a marketplace for the purchase and sale of health insurance. Consumers and health insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of health care reform legislation. For instance, an increasing percentage of individuals are using their phones or tablet computers to shop for health insurance over the Internet and may prefer to complete their purchases over these devices. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a commerce medium generally, and as a market for consumer financial plans and services specifically;

•	consumers’ willingness to conduct their own health insurance research;

•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;

•	our ability to develop an effective process for purchasing health insurance over the Internet on smartphones, tablets and devices other than desktop or laptop computers;

•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of consumers; and

•	health insurance carriers’ willingness to use us and the Internet as a distribution channel for health insurance plans.

If we are not successful in these regards, and if consumers and health insurance carriers determine that other sources for health insurance and health insurance applications are superior, our business will not grow and our operating results and financial condition would be harmed.

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

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings.  The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers and some of our marketing partners for both algorithmic search result listings and for paid advertisements, which has increased our marketing and advertising expenses. This competition has increased substantively during the open enrollment periods for individual and family health insurance and Medicare related health insurance and may increase further once these open enrollment periods occur over the same period of time. If paid search advertising costs increases or becomes cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We also have relationships with marketing partners, including pharmacy chains, that promote our Medicare platforms to their customers.  We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner.

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

For instance, we partner with Internet lead aggregators who refer a significant number of consumers to our online platforms. Major search engines have in the past and may in the future determine not to list lead aggregator websites prominently in search result listings for various reasons, which would cause a significant reduction in the number of consumers referred to us through our marketing partner channel. While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. If we are unable to maintain successful relationships with our existing marketing partners, particularly marketing partners responsible for a significant number of our submitted applications, or fail to establish successful relationships with new marketing partners, our business, operating results and financial condition will be harmed.

The impact that health care reform will have on our relationships with marketing partners is unclear. To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of these factors. If we are not able to do so, our business, operating results and financial condition could be harmed. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines.  For instance, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

For individual and family, small business, ancillary and Medicare Supplement health insurance plans, health insurance carriers pay us a flat amount per member per month or a percentage of the paid health insurance premium on a health insurance policy that we have sold during the period that a member maintains coverage under the policy. For both Medicare Advantage and Medicare Part D prescription drug policies, health insurance carriers typically pay us a fixed commission amount during the period the policy remains active, typically for at least six years, depending on the carrier. We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we will not recognize revenue to which we are entitled, which would harm our business, operating results and financial condition.

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

A substantial number of our existing members may become eligible for health care reform subsidies in connection with their purchase of health insurance. In addition, the open enrollment periods applicable in connection with the sale of both individual and family health insurance and Medicare related health insurance condenses purchasing activity over a limited period of time. The increased amount of health insurance purchasing activity and member movement as a result of health care reform over a limited period of time as well as any member turnover that we experience may make it difficult for health insurance carriers to accurately report commission information to us in a timely manner, which would also make it difficult or impossible for us to accurately report and estimate our membership at any given point in time. Delays in accurate reporting of commissions may result in delays in recognition of commission revenue compared to historical patterns and our business, operating results and financial condition could be harmed.  In addition, if we experience a disruption in our ability to accurately estimate our membership it could result in a decrease in our stock price as a result of uncertainty relating to our membership base.

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

Changes in our management and key employees could affect our financial results, and a recent reduction in force may impede our ability to attract and retain highly skilled personnel.

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

Our success is also dependent upon our ability to attract additional personnel for all areas of our organization. Recently, we implemented a reduction in our workforce to align our employee base and cost structure with our current and anticipated revenues. These reductions will result in reallocations of duties and may increase employee uncertainty and discontent and may cause unintended or increased attrition. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all, and the reductions in force could make it more difficult to do so. If we are unable to attract and retain the necessary personnel, our business would be harmed.

We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our recently implemented cost reduction plan.

On March 11, 2015, we announced an organizational restructuring and cost reduction plan. As part of the plan, we expect to eliminate approximately 160 full-time positions, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We expect to incur pre-tax restructuring charges of between approximately $3.2 million and $3.8 million for employee termination benefits and related costs as well as between $0.5 million and $0.9 million in other pre-tax restructuring charges, including facility costs. The majority of the restructuring charges are expected to be recorded in the first and second quarters of 2015, when the activities comprising the plan are expected to be substantially completed.

In addition, part of our cost reduction plan involves an involuntary reduction in force. For our cost reduction plan to be successful and build a framework for future growth, we must continue to execute and deliver on our core business initiatives with fewer human resources and losses of intellectual capital. For instance, as a part of the reduction in force, we have significantly reduced headcount in our customer care and enrollment and technology and content groups. These reductions could impair our ability to assist consumers seeking to purchase health insurance. They also constrain our ability to enhance our technology platforms as well as adapt our technology platforms and service to changes in the health insurance industry brought about by changes to the implementation of health care reform or for other reasons. The reductions will also impact our ability to enter new business areas and develop and enhance our existing products and services. In the aggregate, the reduction in force could harm our business, operating results and financial condition.

In addition, we will need to manage complexities associated with a geographically diverse organization. We must also attract, retain and motivate key employees, including highly qualified management, product development, engineering, sales, marketing, business development and general and administrative personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future, and our inability to do so may adversely affect our business.

There may also be other risks associated with our cost reduction plan, and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to execute on our initiatives in these ways or others, such failure could result in a material adverse effect on our business and results of operations. We cannot ensure we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from any existing or future cost reduction plans.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in the research and development tax credit laws, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, given increased uncertainty regarding our future taxable income, we modified our assessment of the realizability of our domestic deferred tax assets and recorded a full valuation allowance against our domestic deferred tax assets in the amount of $11.5 million during the fourth quarter of 2014. The related domestic deferred tax assets remain available for use in future periods and will reduce the Company’s tax provision if taxable income is generated. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed.

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

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers and to government. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers in connection with their applications for health insurance. As a result, we are subject to various laws and regulations regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information.  We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions.  We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

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

The stock markets, in general, and the markets for high technology stocks in particular, have historically experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline, particularly as a result of developments relating to health care reform legislation and the implementation of health care reform. Other factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release guidance in earnings conference calls, earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We may state possible outcomes as high and low ranges. Any range we provide is not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. For example, our actual financial results for the fiscal year 2014 did not fall within the ranges previously provided by our guidance. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

A small number of greater than 5% stockholders and their affiliated entities beneficially owned more than  50% percent of our outstanding common stock as of December 31, 2014. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2014:

Location	Approximate Square Footage	Primary Use
Mountain View, California – 340 and 440 East Middlefield Road	36,012	Corporate headquarters, marketing and advertising, technology and content and general and administrative
Gold River, California	50,172	Customer care and enrollment, technology and content and general and administrative
South Jordan, Utah	27,830	Customer care and enrollment
Xiamen, China	52,930	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

We lease all of the principal properties.  In addition, we also lease office facilities in San Francisco, California and Westford, Massachusetts for our marketing and advertising, technology and content, customer care and enrollment, and general and administrative personnel.  We believe our existing facilities are adequate for our current needs and that suitable additional space will be available in the future to accommodate any expansion of our operations, if necessary.  As a result of a reduction in our workforce, we have 11,275 square feet of excess space available in our Gold River, California facility that we intend to vacate.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from regulators relating to various matters. We have also become, and may in the future become, involved in litigation in the ordinary course of our business.

On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our Chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  The complaints allege that the defendants made false and misleading statements regarding our financial performance, guidance and operations during alleged class periods of October 31, 2014 to January 14, 2015 and June 5, 2014 to January 14, 2015, respectively.  The complaints allege that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaints seek compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.  We believe the lawsuits to be without merit and intend to vigorously defend ourselves against them.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 28, 2015, there were 30 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $9.10 per share on February 27, 2015 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
First Quarter 2014	$62.35	$44.74
Second Quarter 2014	$53.01	$33.35
Third Quarter 2014	$38.55	$20.26
Fourth Quarter 2014	$28.59	$19.79
Year 2014	$62.35	$19.79
	High	Low
First Quarter 2013	$27.34	$15.02
Second Quarter 2013	$25.28	$17.68
Third Quarter 2013	$33.93	$22.72
Fourth Quarter 2013	$46.49	$33.00
Year 2013	$46.49	$15.02

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities
During the quarter ended December 31, 2014, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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
Stock repurchase activity under our stock repurchase programs during the years ended December 31, 2013 and 2014 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2012	6,397,803	$14.22	$90,991
Repurchases of common stock during 2013	2,911,466	$20.27	59,007
Cumulative balance at December 31, 2013	9,309,269	$16.11	149,998
Repurchases of common stock during 2014	1,354,619	$36.91	50,000
Cumulative balance at December 31, 2014	10,663,888	$18.75	$199,998

(1)	Average price paid per share includes commissions
In addition to the 10.7 million shares repurchased under our repurchase programs as of December 31, 2014, we have in treasury an additional 0.3 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and 2014, we had a total of 9.5 million shares and 10.9 million shares, respectively, held in treasury.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index for the five-year period between December 31, 2009 and December 31, 2014, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
eHealth, Inc.	$100.00	$86.37	$89.47	$167.26	$282.96	$151.67
NADAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
RDG Internet Composite	100.00	117.87	119.73	143.58	234.21	229.15

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

—
Consolidated Statements of Income (Loss) Data:	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share amounts)
Revenue:
Commission	$135,366	$120,321	$130,663	$153,383	$158,626
Other	25,038	31,327	24,810	25,797	21,051
Total revenue	160,404	151,648	155,473	179,180	179,677
Operating costs and expenses:
Cost of revenue	5,499	8,340	4,783	5,461	4,494
Marketing and advertising (1)	60,102	56,877	57,789	71,660	69,732
Customer care and enrollment (1)	17,810	22,898	30,282	35,099	42,745
Technology and content (1)	19,241	21,657	21,406	32,579	40,390
General and administrative (1)	24,055	26,593	26,169	29,235	27,549
Amortization of intangible assets	1,138	2,046	1,615	1,414	1,529
Total operating costs and expenses	127,845	138,411	142,044	175,448	186,439
Income (loss) from operations	32,559	13,237	13,429	3,732	(6,762)
Other income (expense), net	9	(53)	23	(92)	(98)
Income (loss) before provision for income taxes	32,568	13,184	13,452	3,640	(6,860)
Provision for income taxes	15,086	6,460	6,370	1,917	9,345
Net income (loss)	$17,482	$6,724	$7,082	$1,723	$(16,205)
Net income (loss) per share:
Basic	$0.76	$0.32	$0.36	$0.09	$(0.88)
Diluted	$0.73	$0.31	$0.34	$0.09	$(0.88)
Weighted average number of shares used in per share amounts:
Basic	23,118	20,947	19,867	19,145	18,367
Diluted	23,873	21,703	20,753	19,846	18,367

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Marketing and advertising	$808	$962	$1,215	$2,112	$1,692
Customer care and enrollment	384	344	321	342	386
Technology and content	1,622	1,669	1,021	1,641	1,611
General and administrative	3,581	4,121	3,065	3,707	2,188
Total	$6,395	$7,096	$5,622	$7,802	$5,877

	As of December 31,
	2010	2011	2012	2013	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$128,074	$123,607	$140,849	$107,055	$51,415
Working capital	128,395	121,310	135,249	97,220	39,738
Total assets	185,845	177,945	196,301	166,426	106,664
Non-current liabilities	3,451	3,920	4,625	6,165	6,449
Retained earnings	14,937	21,661	28,743	30,466	14,261
Total stockholders’ equity	162,197	155,674	170,867	133,017	73,478

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading online source of health insurance for individuals, families and small businesses. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, apply for and purchase individual and family, Medicare-related, ancillary and small business health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers.  As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 84%, 86% and 88% of total revenue in the years ended December 31, 2012, 2013 and 2014, respectively.

Historically, the commission payments we receive on individual and family, ancillary and small business health insurance plans we sold were a percentage of the premium on the policy and, to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Effective January 1, 2014, many carriers began paying our individual and family health insurance commissions at a flat amount per member per month. The commission payments that we receive for individual and family, ancillary and small business health insurance plans are typically made to us on a monthly basis for as long as the plans remain active with us.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part I, Item 1. Business - Health Care Reform and Part I, Item 1A. Risk Factors - Risks Related to Our Business. While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will depend upon a number of factors, including health insurance company practices, individual financial circumstances and their eligibility for health care reform subsidies, our members’ existing health insurance plans, the price of health insurance and our ability to offer and sell subsidy-eligible health insurance plans efficiently in an online process. Moreover, we are facing new competition in the form of government run health insurance exchanges. Our ability to act as a health insurance agent to health care reform subsidy-eligible individuals depends upon government-run health insurance exchanges developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans over the Internet, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to maintain compliance with these and other requirements could present significant challenges for us. In addition, the implementation of an open enrollment period for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time and inhibits our ability to obtain new health insurance members outside of the open enrollment period. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. In light of these and other considerations, health care reform could in the aggregate have a material adverse effect on our business and results of operations

We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com. Our Medicare plan platforms and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, through either online applications or telephonically, we generate revenue from commissions we receive from health insurance carriers. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug policies sold by us are typically fixed and are earned over a period of six years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually. Commission payments we receive for Medicare Supplement policies sold by us typically are a percentage of the premium on the policy and paid to us until either the health insurance policy is cancelled or we otherwise do not remain the agent on the policy.

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

In addition to the commission revenue we derive from the sale of health insurance plans, we derive other revenue from our online sponsorship and advertising program and from licensing the use of our ecommerce technology. We offer advertising services for our Medicare plan carriers to purchase advertising on separate websites developed, hosted and maintained by us for a pre-determined amount of time. In addition, our online sponsorship program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. The technology platform we license enables health insurance carriers and agents to market and distribute health insurance plans online.

Restructuring

On March 11, 2015, we announced an organizational restructuring and cost reduction plan. As part of the plan, we expect to eliminate approximately 160 full-time positions, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We expect to incur pre-tax restructuring charges of between approximately $3.2 million and $3.8 million for employee termination benefits and related costs as well as between $0.5 million and $0.9 million in other pre-tax restructuring charges, including facility costs. The majority of the restructuring charges are expected to be recorded in the first and second quarters of 2015, when the activities comprising the plan are expected to be substantially completed.

Sources of Revenue

Commission Revenue

Individual and Family Plans. Commission rates for individual and family health insurance plans may vary by carrier, by geography and by the type of plan purchased by a member. Additionally, commission rates commonly vary based upon the amount of time that the policy has been active, with commission rates typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted, as we experienced in 2014. Individuals and families purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our individual and family plan commission revenue is recurring in nature. See Critical Accounting Policies and Estimates for details regarding our recognition of individual and family health insurance plan commission revenue.

The implementation of health care reform has had a significant impact on our individual and family health insurance membership and commission revenue. Health care reform established open enrollment periods for the purchase of individual and family insurance. The first open enrollment period ran from October 1, 2013 through March 31, 2014 for coverage effective in 2014, and the second ran from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  The next annual open enrollment period for individual and family health insurance is scheduled to run from November 1, 2015 through January 31, 2016 for coverage effective in 2016. Individuals and families generally are not able to purchase individual and family health insurance outside of open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  Open enrollment periods have changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications.

Our individual and family health insurance commission revenue is influenced by the number of applications for individual and family health insurance we submit to health insurance carriers, the number of members on submitted applications, the rate at which the individuals and families on those applications turn into paying members, the commission rates we receive for the plans that we sell and our membership retention. In connection with the initial open enrollment period, which began on October 1, 2013 and ended on March 31, 2014, we experienced a significant increase, relative to historical levels, in the number of submitted applications for individual and family health insurance during the fourth quarter of 2013 and the first quarter of 2014. Following the conclusion of the initial open enrollment period, our individual and family health insurance submitted applications decreased significantly during the second and third quarters of 2014 relative to historical levels and to the first quarter of 2014. The second open enrollment period began on November 15, 2014 and ended on February 15, 2015. While we experienced a significant increase in the number of submitted applications for individual and family health insurance during the fourth quarter of 2014 compared to the second and third quarters of 2014, they were 41% below the number of submitted application during the fourth quarter of 2013. We expect individual and family health insurance submitted applications during the first quarter of 2015 will be higher than the number of applications submitted during the fourth quarter of 2014, but below the number of applications submitted during the first quarter of 2014. Similar to 2014, we expect individual and family submitted applications to decline significantly in the second and third quarters of 2015, outside of the open enrollment period, relative to the first quarter of 2015. We also expect individual and family submitted applications will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the upcoming open enrollment period.

We also experienced a decline in the average number of members on our submitted individual and family plan health insurance applications in the first quarter of 2014 compared to periods before the initial open enrollment period under health care reform. While this average returned to historical rates in the second quarter of 2014, its decrease during the first quarter of 2014, when individual and family plan submitted applications were highest as a result of the initial open enrollment period adversely impacted our membership throughout 2014 as well as the commission revenue we would have received throughout 2014 had the average in the first quarter of 2014 been consistent with historical levels prior to that period. Similar to 2014, we expect to experience a decline in the average number of members on our submitted individual and family plan health insurance applications in the first quarter of 2015.

As a result of the healthcare reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the first quarter of 2014 compared periods before health care reform implementation. However, during the second and third quarters of 2014, we experienced a decrease in the rate at which these approvals resulted in paying members. This decrease was mainly due to an increase in the rate of non-payment of initial premium by applicants, as well as health insurance carrier-specific issues. In addition, during the second and third quarters of 2014, some carriers postponed payment of commission to us for qualified health insurance plans where the member holding the plan is receiving a subsidy, until the health insurance carrier received both the premium payment from the member and the subsidy payment from the federal government, which further delayed our ability to recognize revenue from the sale of these policies during 2014.

The average commission dollars per-member-per-month that we received for new individual and family health insurance plan members in 2014 varied based upon a number of factors, including the ratio of policies that we sold for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sold, the mix of our members by health insurance carrier and the commission rates we received from each carrier. The increased volume of individual and family health insurance submitted applications during the initial open enrollment period caused us to experience a further shift in the concentration of our membership by health insurance carrier and type of plan purchased. For example, some health insurance carriers exited or reduced selling efforts in certain markets during the initial open enrollment period, while others increased their marketing efforts in certain markets. These and other factors resulted in a change in the concentration of our individual and family health insurance members by carrier, which has had the impact, after incorporating the positive impact of health insurance premium inflation, of reducing our average commission rate per member in the second and third quarters of 2014. While we expect that health insurance carriers will generally pay commission rates on individual and family plans with coverage effective in 2015 similar to those paid in 2014, changes in the concentration of our membership with particular health insurance carriers or health insurance plans could positively or negative impact our commission revenue in 2015. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.  The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier.

Our individual and family health insurance commission revenue is also influenced by our individual and family health insurance member retention rates. The member retention rates on our individual and family membership were negatively impacted by health care reform beginning in the fourth quarter of 2013 and throughout 2014. As a result, the number of new individual and family health insurance members added during the second, third and fourth quarters of 2014, was not enough to offset the loss of existing members, resulting in a sequential and annual decline in individual and family health insurance estimated membership during those periods.

Commission revenue attributable to major medical individual and family health insurance plans was 75%, 69% and 61% of commission revenue in the years ended December 31, 2012, 2013, and 2014 respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in 2013 compared to 2012 was due primarily to increases in commission revenue attributable to both ancillary health insurance plans, consisting primarily of dental, accident and vision insurance plan offerings, and Medicare-related health insurance plans.

Medicare Plans. Commission rates for Medicare-related health insurance plans may vary by carrier, by geography and by the type of plan purchased by a member. Additionally, commission rates may be higher in the first twelve months of the policy if the policy is the first Medicare Advantage or Medicare Part D prescription drug policy issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the policy, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year.  Additionally, if the policy is the first Medicare Advantage or Medicare Part D policy issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the policy was effective. We earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us. For Medicare Supplement plans, our commission rates generally represent a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy. We generally continue to receive the Medicare Supplement commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our Medicare commission revenue is recurring in nature. See Critical Accounting Policies and Estimates for details regarding our recognition of Medicare plan commission revenue.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. During 2012, 2013 and 2014, 59%, 68% and 62%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. Historically, we recognized a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year. As a result of a new regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, regardless of the month the policy went into effect, which will result in our recording all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year and no renewal commission revenue in the second, third or fourth quarters of each year for these products. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year.

Ancillary Plans. We market and sell ancillary health insurance plans, which primarily consist of short-term, dental, life, vision, and accident insurance plans, on our ecommerce platform. Historically, we have sold ancillary health insurance plans alongside individual and family health insurance plans and also as standalone products.   Submitted applications for ancillary health insurance plans increased 1,423%, 57% and 43% during the years ended December 31, 2012, 2013 and 2014, respectively. The increase in 2014 was due primarily to consumers who were not qualified to enroll in an individual major medical plan outside of the open enrollment period being able to purchase short-term policies as an alternative during that period. As a result, the number of submitted short-term health insurance applications increased significantly during the second and third quarters of 2014 compared to the first and fourth quarters of 2014 as well as to historical levels. Similar to 2014, we expect submitted short-term health applications to increase in the second and third quarters of 2015 compared to the first and fourth quarters of 2015. See Critical Accounting Policies and Estimates for details regarding our recognition of ancillary health insurance plan commission revenue.

Other Revenue

Online Sponsorship and Advertising.   We offer advertising services for our Medicare plan carriers to purchase advertising on separate websites developed, hosted and maintained by us for a pre-determined amount of time. In these instances, we are typically paid a fixed, up-front fee.  In addition, our online sponsorship program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. See Critical Accounting Policies and Estimates for details regarding our recognition of online sponsorship and advertising revenue.

Technology Licensing.  We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online.  In our technology licensing business, we are typically paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. See Critical Accounting Policies and Estimates for details regarding our recognition of technology licensing revenue.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com, either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns. For the years ended December 31, 2012, 2013 and 2014, applications submitted through us for individual and family health insurance from our direct channel constituted 47%, 47% and 45%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.  For the years ended December 31, 2012, 2013 and 2014, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 32%, 36% and 38%, respectively, of all individual and family health insurance applications submitted on our website.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. We incur expenses associated with search advertising in the period in which the consumer clicks on the advertisement.  For the years ended December 31, 2012, 2013 and 2014, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 21%, 18% and 17%, respectively, of all individual and family health insurance applications submitted on our website.

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

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers include primarily Medicare plan members. Total consideration paid in connection with these transfers that occurred between 2009 and 2012 amounted to $13.9 million. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Since a significant portion of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal patterns. In periods prior to the fourth quarter of 2013, marketing and advertising expenses related to individual and family health insurance plans have historically been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans have historically been highest in our fourth quarter during the Medicare annual enrollment period.  However, as a result of the initial open enrollment period for individual and family health insurance plans, which began on October 1, 2013 and ended on March 31, 2014, we experienced a substantial increase in marketing and advertising expenses related to individual and family health insurance during the fourth quarter of 2013 and the first quarter of 2014.  During the second and third quarters of 2014, outside of the initial open enrollment period, there was a significant decrease in the number of individual and family applications submitted compared to first quarter of 2014 and the same periods in 2013, and as a result, a significant decrease in marketing and advertising expenses related to individual and family plans. Similar to the prior year, during the fourth quarter of 2014, we experienced a substantial increase in marketing and advertising expenses related to individual and family plans compared to the second and third quarters of 2014 as a result of the second open enrollment period. We expect individual and family health insurance submitted applications and related marketing and advertising expense during the first quarter of 2015 will be higher than the fourth quarter of 2014. Additionally, we expect individual and family submitted applications and related marketing and advertising expense to decline significantly in the second and third quarters of 2015, outside of the open enrollment period, relative to the first quarter of 2015. We also expect both Medicare and individual and family submitted applications and related marketing and advertising expenses will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the upcoming Medicare annual enrollment period and individual and family health insurance open enrollment period.

Because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our online advertising channel has in the past and could in the future result in marketing and advertising expenses significantly higher than our expectations. This has in the past and could in the future negatively impact our profitability during such periods because the revenue (if any) derived from submitted applications that are approved by health insurance carriers is not recognized until future periods.

During the fourth quarter of 2013 and the first quarter of 2014, as a result of the initial open enrollment period, the source of our submitted individual and family plan applications shifted from our lower cost direct marketing channel to our higher cost marketing partner channel. Additionally, the cost per submitted individual and family plan application increased for our direct marketing, online advertising and marketing partner channels in the first quarter of 2014. During the second and third quarters of 2014, with the decreases in submitted individual and family plan applications outside of the initial open enrollment period, our source of submitted individual and family plan applications shifted to our direct marketing channel. However, despite this shift, the overall cost per submitted individual and family plan application increased during the second and third quarters of 2014 compared to 2013, particularly in our online advertising channel. During the fourth quarter of 2014, as a result of the second open enrollment period, the source of our submitted individual and family plan applications again shifted to our higher cost marketing partner channel similar to the prior year. We expect this shift will continue for the first quarter of 2015. During the second and third quarters of 2015, we expect our source of submitted individual and family plan applications will shift from our marketing partner channel to our direct marketing channel, similar to the prior year. During the fourth quarter of 2015, as a result of the upcoming open enrollment period, we expect the source of our submitted individual and family plan applications to again shift to our higher cost marketing partner channel similar to prior years.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In preparation for the Medicare annual enrollment period, and to a lesser extent the open enrollment period for individuals and family plans, during 2013 and 2014, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarters of 2014 and 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the initial and second open enrollment periods for individual and family health insurance that ended on March 31, 2014 and February 15, 2015, respectively. Accordingly, our customer care center staffing costs have been significantly higher in our first and fourth quarters compared to the second and third quarter. These seasonal trends are expected to continue in 2015 as we will likely need to add seasonal customer care and enrollment personnel to assist with the increase in submitted applications expected during the upcoming Medicare annual enrollment period and open enrollment period for individual and family health insurance.

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

 Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2013 and 2014:

Key Metrics:	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Operating cash flows (1)	$(538,000)	$6,635,000	$8,678,000	$6,172,000	$(5,410,000)	$308,000	$10,961,000	$(4,080,000)
IFP submitted applications (2)	126,900	110,600	123,300	169,800	169,500	24,800	23,800	100,400
IFP approved members (3)	114,400	100,700	112,300	125,300	145,100	95,100	28,100	66,600
Total approved members (4)	206,600	190,400	210,700	266,600	283,700	208,000	130,000	219,800
Commission revenue (5)	$38,251,000	$34,942,000	$36,000,000	$44,190,000	$45,577,000	$38,526,000	$36,164,000	$38,359,000
Commission revenue per estimated member for the period (6)	$37.56	$32.58	$32.39	$36.95	$36.01	$30.40	$30.05	$33.71
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
IFP estimated membership (7)	738,900	748,000	765,500	796,100	800,200	751,000	653,700	565,900
Medicare estimated membership (8)	75,300	80,400	85,300	118,200	111,700	113,200	121,300	143,500
Other estimated membership (9)	239,600	263,000	296,300	330,600	374,300	384,600	383,100	408,000
Total estimated membership (10)	1,053,800	1,091,400	1,147,100	1,244,900	1,286,200	1,248,800	1,158,100	1,117,400
Other Metrics:	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	48%	49%	51%	41%	36%	61%	70%	50%
Marketing partners (12)	32%	32%	33%	42%	44%	27%	23%	35%
Online advertising (13)	20%	19%	16%	17%	20%	12%	7%	15%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Notes:
(1)	Net cash provided by operating activities for the period from the consolidated statements of cash flows.
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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•
Historically, to calculate the estimated number of members active on individual and family plan health insurance policies, we have taken the sum of (i) the number of IFP members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation after reducing that number using historical experience (for which the experience for the period from July 1 to December 31, 2013 was used for the calculation of membership as of December 31, 2014) for assumed member cancellations over the six-month period and (ii) the number of approved members over the six-month period prior to the date of estimation after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate. Historically, the percentage of our members who did not accept their approved policy remained at a relatively constant rate. However, we observed an increase in the number of members who ultimately did not accept their approved policies, compared to our historical experience, beginning with policies that were submitted in the quarter ended March 31, 2014. This lower acceptance rate was used to estimate the assumed number of members who did not accept their approved policy for the six months ended December 31, 2014. As a result, for the purpose of estimating the number of members active on individual and family plan insurance policies as of December 31, 2014, we have assumed and applied a higher percentage of members who do not accept their approved policy as compared to the assumption used in prior years.

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

During the portion of the second open enrollment period for individual and family health insurance plans that ran from November 15, 2014 through December 31, 2014, we were only able to sell individual and family health insurance plans with a 2015 effective date, did not receive commission payment on these plans until 2015 and therefore included none of the members on these plans in our estimated number of members active on individual and family health insurance plans at December 31, 2014. This difference from the prior year, when we were able to sell a substantial number of individual and family health insurance plans with a 2013 effective date during the portion of the initial open enrollment period for individual and family health insurance plans that ran from October 1, 2013 through December 31, 2013, received commission payment on a significant portion of these plans during the fourth quarter of 2013 and therefore included the members on these plans in our estimated number of members active on individual and family health insurance plans at December 31, 2013.

Additionally, our carrier partners often do not communicate policy cancellation information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.
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

During the year ended December 31, 2014, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance plans that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which we are entitled to receive compensation from an insurance carrier.

Commission Revenue

For individual and family, Medicare Supplement, small business and ancillary plans, our compensation generally represents a flat amount per member per month or a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a plan (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance plan is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual and family, Medicare Supplement, small business and ancillary plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the plan. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to us by a carrier.

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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second plan year for a Medicare Advantage plan or a fixed, annual commission payment beginning with and subsequent to the second plan year for a Medicare Part D prescription drug plan. Additionally, commission rates may be higher in the first twelve months of the plan if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of at least six years, depending on the carrier arrangement, provided that the plan remains active with us. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire plan year once the annual or first monthly commission amount for the plan year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the plan year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the consolidated balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance plan has been cancelled, our no longer remaining the agent on the plan, or our commission term with the carrier expires, typically for a period of at least six years from the effective date of the plan. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each plan year.

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014 CMS issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarter of 2014 we recognized revenue for policies included on a commission statement received prior to December 31, 2014 and for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarter of 2015. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

Certain commission amounts are subject to forfeiture when the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the plan year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the consolidated balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the consolidated balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.  Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2012, 2013 and 2014 which had a material impact on our estimate for forfeitures.

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

Other Revenue

Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when the earned amount are fixed and determinable and all other revenue recognition criteria has been met. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria have been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are either fixed or determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred revenue includes deferred technology licensing implementation fees and amounts billed for deliverables in multiple element arrangements that do not have stand-alone value from other, undelivered elements as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date. We defer commission amounts that have been paid to us related to transactions where our services are complete, but where we cannot currently estimate future forfeitures related to those amounts.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2014, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Realizability of Long-Lived Assets

We assess the realizability of our long-lived assets, including intangible assets and goodwill, whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in our use of the assets. Additionally, we test goodwill and our other indefinite-lived intangible assets for impairment on an annual basis on or about November 30 of each year. When performing the annual goodwill impairment test we first assess qualitative factors to determine whether it is “more likely than not” that the fair value of our reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. When performing the annual impairment test for indefinite-lived intangible assets other than goodwill we first assess qualitative factors to determine whether it is “more likely than not” that the indefinite-lived intangible is impaired.

If events or changes in circumstances indicate the carrying value of such assets may not be recoverable, for long lived assets other than goodwill, including intangible assets with finite useful lives, which include purchased technology, pharmacy relationships, trade names, and trademarks, we measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. For assets related to our book-of-business transfers, we compare the carrying amount of each asset to the commission revenue expected to be generated by the policies included in each respective book-of-business. Our estimates of commission revenue expected to be generated by each book-of-business include subjective judgments regarding expected policy cancellations. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment charge is calculated as the amount by which the asset grouping’s carrying value exceeds its fair value, which is defined as the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date.

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

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. During the three months ended December 31, 2014, we recorded income tax expense of $11.5 million to record a valuation allowance for deferred tax assets that we determined are not more likely than not to be realized. Any future change in the valuation allowance could have an effect on stockholders’ equity and the income tax provision in the consolidated statement of income (loss).

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
Results of Operations
The following table sets forth our operating results and related percentage of total revenues for the years ended December 31, 2012,  2013 and 2014 (dollars in thousands):

	Year Ended December 31,
	2012		2013		2014
Revenue:
Commission	$130,663	84%	$153,383	86%	$158,626	88%
Other	24,810	16	25,797	14	21,051	12
Total revenue	155,473	100	179,180	100	179,677	100
Operating costs and expenses:
Cost of revenue	4,783	3	5,461	3	4,494	3
Marketing and advertising	57,789	37	71,660	40	69,732	39
Customer care and enrollment	30,282	19	35,099	20	42,745	24
Technology and content	21,406	14	32,579	18	40,390	22
General and administrative	26,169	17	29,235	16	27,549	15
Amortization of intangible assets	1,615	1	1,414	1	1,529	1
Total operating costs and expenses	142,044	91	175,448	98	186,439	104
Income from operations	13,429	9	3,732	2	(6,762)	(4)
Other income (expense), net	23	0	(92)	0	(98)	0
Income (loss) before provision for income taxes	13,452	9	3,640	2	(6,860)	(4)
Provision for income taxes	6,370	4	1,917	1	9,345	5
Net income (loss)	$7,082	5%	$1,723	1%	$(16,205)	(9)%
Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2012	2013	2014
Marketing and advertising	$1,215	$2,112	$1,692
Customer care and enrollment	321	342	386
Technology and content	1,021	1,641	1,611
General and administrative	3,065	3,707	2,188
	$5,622	$7,802	$5,877

Years Ended December 31,  2012,  2013 and 2014

Revenue
The following table presents our commission, other revenue and total revenue for the years ended December 31, 2012,  2013 and 2014 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2012	$	%	December 31, 2013	$	%	December 31, 2014
Commission	$130,663	$22,720	17%	$153,383	$5,243	3%	$158,626
Percentage of total revenue	84%			86%			88%
Other	24,810	987	4%	25,797	(4,746)	(18)%	21,051
Percentage of total revenue	16%			14%			12%
Total revenue	$155,473	$23,707	15%	$179,180	$497	—%	$179,677

2014 compared to 2013—Commission revenue increased $5.2 million, or 3%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $8.1 million increase in Medicare-related commission revenue, partially offset by a $2.8 million decrease in non-Medicare plan commission revenue, consisting primarily of individual and family health insurance commission revenue.  The increase in Medicare related commission revenue is due to increased Medicare estimated membership for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in non-Medicare plan related commission revenue is primarily due to decreased individual and family plan estimated membership for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Other revenue decreased $4.7 million, or 18%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to a $5.4 million decrease in online sponsorship and advertising revenue, partially offset by a $0.5 million increase in technology licensing revenue.

We expect commission revenue to decline in absolute dollars in 2015 compared to 2014, primarily as a result of a decrease in non-Medicare plan related commission revenue, partially offset by a continued increase in Medicare plan related commission revenue. We expect other revenue to decline in absolute dollars in 2015 compared to 2014, primarily due to a continued decrease in online sponsorship and advertising revenue.

2013 compared to 2012—Commission revenue increased $22.7 million, or 17%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, due to a $13.8 million increase in non-Medicare plan related commission revenue, consisting primarily of individual and family health insurance commission revenue and ancillary product commission revenue, and an $8.9 million increase in Medicare plan related commission revenue. The increase in revenue of both Medicare plan related and non-Medicare plan related commission revenue is due to increased membership for the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

Operating Costs and Expenses

Cost of Revenue
The following table presents our cost of revenue for the years ended December 31, 2012, 2013 and 2014 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2012	$	%	December 31, 2013	$	%	December 31, 2014
Cost of revenue	$4,783	$678	14%	$5,461	$(967)	(18)%	$4,494
Percentage of total revenue	3%			3%			3%

2014 compared to 2013—Cost of revenue decreased $1.0 million, or 18%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

2013 compared to 2012—Cost of revenue increased $0.7 million, or 14%, in the year ended December 31, 2013 compared to the year ended December 31, 2012,  due primarily to an increase in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the years ended December 31, 2012,  2013 and 2014 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2012	$	%	December 31, 2013	$	%	December 31, 2014
Marketing and advertising	$57,789	$13,871	24%	$71,660	$(1,928)	(3)%	$69,732
Percentage of total revenue	37%			40%			39%
 2014 compared to 2013—Marketing and advertising expenses decreased $1.9 million, or 3%, in the year ended December 31, 2014 compared to the year ended December 31, 2013,  primarily due to a decrease of $4.1 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website and a decrease of $1.8 million in compensation, benefits, stock-based compensation and other personnel costs, partially offset by an increase of $2.5 million in online advertising costs and an increase of $0.4 million in other direct marketing costs.

We expect our marketing and advertising expenses to increase in absolute dollars in 2015 compared to 2014 due primarily to increased variable advertising costs associated with the second open enrollment period for individual and family health insurance plans, which ended on February 15, 2015, and the upcoming open enrollment periods for individual and family health insurance and Medicare-related health insurance, which are scheduled to commence on November 1, 2015 and October 15, 2015, respectively, partially offset by a decrease in compensation and benefits due to the reduction in force announced in March 2015.

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

Customer Care and Enrollment
The following table presents our customer care and enrollment expenses for the years ended December 31, 2012,  2013 and 2014 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2012	$	%	December 31, 2013	$	%	December 31, 2014
Customer care and enrollment	$30,282	$4,817	16%	$35,099	$7,646	22%	$42,745
Percentage of total revenue	19%			20%			24%

2014 compared to 2013—Customer care and enrollment expenses increased $7.6 million, or 22%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to additional customer care center personnel hired in connection with the open enrollment periods for individual and family health insurance and Medicare-related health insurance. As a result, compensation, benefits, stock-based compensation, licensing and other personnel costs increased $7.2 million.

We expect customer care and enrollment expenses to significantly decrease in absolute dollars in 2015 compared to 2014 as a result of a decrease in compensation and benefits due to the reduction in force announced in March 2015, partially offset by the cost of seasonal customer care center staffing necessary to handle the volume of applications during the upcoming open enrollment periods for individual and family health insurance and Medicare-related health insurance, which are scheduled to commence on November 1, 2015 and October 15, 2015, respectively.

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

Technology and Content
The following table presents our technology and content expenses for the years ended December 31, 2012,  2013 and 2014 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2012	$	%	December 31, 2013	$	%	December 31, 2014
Technology and content	$21,406	$11,173	52%	$32,579	$7,811	24%	$40,390
Percentage of total revenue	14%			18%			22%

2014 compared to 2013—Technology and content expenses increased $7.8 million, or 24%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to an increase of $6.9 million in compensation, benefits, stock-based compensation, and other personnel costs, as a result of an increase in technology and content personnel. The remainder of the increase is due to increased spending to support website operations and increases in data center infrastructure maintenance costs and depreciation expense.

We expect technology and content expenses to decrease in absolute dollars in 2015 compared in 2014 as a result of a decrease in compensation and benefits due to the reduction in force announced in March 2015.

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

General and Administrative
The following table presents our general and administrative expenses for the years ended December 31, 2012, 2013 and 2014 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2012	$	%	December 31, 2013	$	%	December 31, 2014
General and administrative	$26,169	$3,066	12%	$29,235	$(1,686)	(6)%	$27,549
Percentage of total revenue	17%			16%			15%

2014 compared to 2013—General and administrative expenses decreased $1.7 million, or 6%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to the non-achievement of performance bonuses for fiscal 2014 and the reversal of stock-based compensation expense associated with performance-based restricted stock units granted to executives within the general and administrative group as a result of related financial metrics not being achieved for the year ended December 31, 2014.

We expect our general and administrative expenses to increase in absolute dollars in 2015 compared to 2014 as a result of the accrual of annual performance bonuses for fiscal 2015 and anticipated increases in both legal fees and stock-based compensation expense, partially offset by a decrease in compensation and benefits due to the reduction in force announced in March 2015.

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

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years ended December 31, 2012,  2013 and 2014 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2012	$	December 31, 2013	$	December 31, 2014
Amortization of intangible assets	$1,615	$(201)	$1,414	$115	$1,529
Percentage of total revenue	1%		1%		1%

2014 compared to 2013—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to a $0.1 impairment charge recorded during the fourth quarter of 2014 related to certain acquired intangible assets that will not be utilized in future periods.
We expect a slight decrease in the amortization of intangible assets in 2015 compared to 2014.

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

Other Income (Expense), Net
The following table presents our other income (expense), net for the years ended December 31, 2011,  2012 and 2013 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2012	$	December 31, 2013	$	December 31, 2014
Other income (expense), net	$23	$(115)	$(92)	$(6)	$(98)
Percentage of total revenue	—%		—%		—%

Other income (expense), net, in 2012,  2013 and 2014 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

2014 compared to 2013 and 2013 compared to 2012—Other income (expense), remained relatively flat in 2014 compared to 2013 and net decreased in 2013 compared to 2012 due primarily to a decrease in investment interest income due to lower cash balances and declining average yields as well as higher bank fees.

We expect other income (expense), net to be flat in 2015 compared to 2014.

Provision for Income Taxes
The following table presents our provision for income taxes for the years ended December 31, 2012, 2013 and 2014 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2012	$	December 31, 2013	$	December 31, 2014
Provision for income taxes	$6,370	$(4,453)	$1,917	$7,428	$9,345
Percentage of total revenue	4%		1%		5%

2014 compared to 2013—In 2014, we recorded a provision for income taxes of $9.3 million, representing an effective tax rate of (136.25%). Our effective tax rate changed from 52.7% in 2013 to (136.25%) in 2014 due primarily to valuation allowance adjustments in 2014.

We expect our provision for income taxes to decrease in 2015 compared to 2014.

2013 compared to 2012—In 2013, we recorded a provision for income taxes of $1.9 million, representing an effective tax rate of 52.7%. Our effective tax rate in 2013 was higher than our effective tax rate in 2012 of 47.4%, due primarily to a decrease in pre-tax income, which resulted in non-deductible expenses having a more significant impact on the effective tax rate during 2013.

Liquidity and Capital Resources

At December 31, 2014, our cash and cash equivalents totaled $51.4 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2013, our cash and cash equivalents totaled $107.1 million. The decrease in cash and cash equivalents reflects $50.0 million used to repurchase 1.4 million shares of common stock, $3.6 million used to purchase property and equipment and $4.5 million in cash for the purchase of the internet domain name, www.Medicare.com, partially offset by cash flows generated from operations.
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
Stock repurchase activity under our stock repurchase programs during 2014 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (3)	Amount of Repurchase
Cumulative balance at December 31, 2013 (1)	9,309,269	$16.11	$149,998
Repurchases of common stock	1,354,619	$36.91	50,000
Cumulative balance at December 31, 2014 (2)	10,663,888	$18.75	$199,998

(1)	Cumulative balances at December 31, 2013 consist of shares repurchased in connection with our previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(2)
Cumulative balances at December 31, 2014 consist of shares repurchased in connection with our stock repurchase programs announced on March 31, 2014, as well as a previous stock repurchase plan announced in 2013, 2012, 2011, 2010 and 2008.

(3)	Average price paid per share includes commissions.
In addition to the shares repurchased under our repurchase programs as of December 31, 2014, we have in treasury 0.3 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and 2014, we had a total of 9.5 million shares and 10.9 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31,  2012,  2013 and 2014 (in thousands):

	Year Ended December 31,
	2012	2013	2014
Net cash provided by operating activities	$24,891	$20,947	$1,779
Net cash used in investing activities	$(10,096)	$(7,326)	$(8,104)
Net cash (used in) provided by financing activities	$2,440	$(47,403)	$(49,331)

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

In periods prior to the fourth quarter of 2013, we experienced a reduction in operating cash flows during the first quarter of the year compared to the other quarters due to the payment of annual performance bonuses to employees in the first quarter of the year. Additionally, a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the fourth quarter of 2013 and the first quarter of 2014, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of individual and family plan applications submitted during the initial open enrollment period for individual and family health insurance, which had a negative impact on our cash flows. The significantly increased marketing and advertising expenses during the first quarter of 2014 were paid during the second quarter of 2014 resulting in a net cash outflow. During the third quarter of 2014, we experienced a decrease in marketing and advertising expenses related to the decrease in the number of individual and family plan applications submitted outside the initial open enrollment period resulting in positive cash flow. The annual open enrollment period for individual and family health insurance, which began on November 15, 2014 and ended February 15, 2015 resulted in an increase in marketing and advertising expenses during the fourth quarter of 2014, related to the increase in the number of individual and family plan submitted applications, which had a negative impact on cash flows. We expect marketing and advertising costs to increase during the first and fourth quarters of 2015 due to an increase in submitted applications during the annual open enrollment period for individual and family health insurance and during the fourth quarter of 2015 due to an increase in submitted applications for Medicare plans during the annual enrollment period. We expect marketing and advertising costs to decrease during the second and third quarters compared to cost levels during the first and fourth quarters due to a reduction in the number of health insurance applications we expect outside of annual open enrollment periods.

As a result of a new regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. As a result of this plan year change we did not recognize significant renewal commission revenue in the fourth quarter of 2014 and do not expect significant renewal commission revenue in the second, third or fourth quarters of

2015. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. In connection with this change, an estimated $3 million of Medicare plan-related commission revenue for policies sold during the annual enrollment period was not recognized by us during the fourth quarter of 2014. We anticipate it will be recognized as revenue during the first quarter of 2015.

2014—Our operating activities generated cash of $1.8 million during the year ended December 31, 2014 and consisted of net loss of $16.2 million, increased by non-cash items of $22.9 million and cash used in working capital and other activities of $4.9 million. Adjustments for non-cash items primarily consisted of $9.2 million of deferred income taxes, $5.9 million of stock-based compensation expense, $4.2 million of depreciation and amortization, $2.0 million of amortization of book-of-business consideration and $1.5 million of amortization of intangible assets. Cash used in working capital and other activities primarily consisted of a decrease of $1.1 million in deferred revenue, a decrease of $2.1 million in accrued compensation and benefits, an increase of $3.6 million in accounts receivable and a $0.6 million increase in prepaid expense and other assets, partially offset an increase of $0.5 million in accrued marketing expenses, a $0.4 million increase in other current liabilities and an increase of $1.6 million in accounts payable. Accounts receivable increased mainly due to increased commission receivables arising from CMS rule changes surrounding the timing of payments. Accounts payable increased due to increased marketing and advertising expenses during the open enrollment period.

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

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion and consideration paid to a partner in connection with the transfer to us of certain Medicare plan members for whom we expect to earn future commissions.

2014—Net cash used in investing activities of $8.1 million during the year ended December 31, 2014 was due to $3.6 million used to purchase property and equipment and $4.5 million used in the purchase of an intangible asset, the Internet domain name www.Medicare.com. Additional non-cash consideration for www.Medicare.com included settlement of a $0.3 million outstanding receivable from the owner upon completion of the purchase.

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

Financing Activities

2014—Net cash used in financing activities of $49.3 million during the year ended December 31, 2014 was due to $50.0 million used to repurchase 1.4 million shares of our common stock and $3.5 million used to net-share settle the tax obligation related to vesting equity awards, partially offset by $4.1 million of net proceeds from the exercise of common stock options and $0.1 million of excess tax benefits from stock-based compensation.

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

In August 2014, we renewed our agreement to lease and expanded to approximately 50,000 square feet of office space in Gold River, California. The lease commenced in August 2014 and is for a term of 4 years and 5 months. Future minimum payments will total approximately $4.8 million over the term of the lease.

Service and Licensing Obligations

We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. As the benefits of these agreements are experienced uniformly over the applicable contractual periods, we record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2014 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2015	$4,721	$2,921	$7,642
2016	4,400	688	5,088
2017	4,350	216	4,566
2018	3,183	—	3,183
2019	1,045	—	1,045
Thereafter	3,521	—	3,521
Total	$21,220	$3,825	$25,045

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2013 and 2014, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2013	December 31, 2014
Cash (1)	$16,935	$15,793
Money market funds (2)	90,120	35,622
Total cash and cash equivalents	$107,055	$51,415

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2013 and 2014 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2013, two customers represented 37% and 15%, respectively, for a combined total of 52% of our $4.6 million outstanding accounts receivable balance. As of December 31, 2014, three customers represented 30% , 17% and 14%, respectively, for a combined total of 61% of our $8.2 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and December 31, 2014. We believe the potential for collection issues with any of our customers is minimal as of December 31, 2014. Accordingly, our estimate for uncollectible amounts at December 31, 2014 was not material.

Significant Customers

Substantially all revenue for the years ended December 31, 2012, 2013 and 2014 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the years ended December 31, 2012, 2013 and 2014 are presented in the table below:

	Year Ended December 31,
	2012	2013	2014
Humana	18%	21%	23%
WellPoint (1)	13%	12%	11%
UnitedHealthcare (2)	12%	11%	10%
Aetna (3)	8%	10%	10%

(1)	Wellpoint also includes other carriers owned by Wellpoint.

(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 16, 2015

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31, 2013	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$107,055	$51,415
Accounts receivable	4,586	8,200
Deferred income taxes	4,459	386
Prepaid expenses and other current assets	8,364	6,474
Total current assets	124,464	66,475
Property and equipment, net	10,283	9,640
Deferred income taxes	4,569	—
Other assets	5,518	5,679
Intangible assets, net	7,496	10,774
Goodwill	14,096	14,096
Total assets	$166,426	$106,664
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,381	$5,961
Accrued compensation and benefits	10,291	8,204
Accrued marketing expenses	8,227	8,707
Deferred revenue	1,784	869
Other current liabilities	2,561	2,996
Total current liabilities	27,244	26,737
Non-current liabilities	6,165	6,449
Commitments and contingencies (see Note 7)	—	—
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued shares 28,300,048 and 28,775,918 at December 31, 2013 and 2014, respectively; Outstanding shares: 18,780,762 and 17,830,311 at December 31, 2013 and 2014, respectively	28	29
Additional paid-in capital	252,361	259,007
Treasury stock, at cost: 9,519,286 and 10,945,607 shares at December 31, 2013 and 2014, respectively	(149,998)	(199,998)
Retained earnings	30,466	14,261
Accumulated other comprehensive income	160	179
Total stockholders’ equity	133,017	73,478
Total liabilities and stockholders’ equity	$166,426	$106,664

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenue
Commission	$130,663	$153,383	$158,626
Other	24,810	25,797	21,051
Total revenue	155,473	179,180	179,677
Operating costs and expenses:
Cost of revenue	4,783	5,461	4,494
Marketing and advertising	57,789	71,660	69,732
Customer care and enrollment	30,282	35,099	42,745
Technology and content	21,406	32,579	40,390
General and administrative	26,169	29,235	27,549
Amortization of intangible assets	1,615	1,414	1,529
Total operating costs and expenses	142,044	175,448	186,439
Income (loss) from operations	13,429	3,732	(6,762)
Other income (expense), net	23	(92)	(98)
Income (loss) before provision for income taxes	13,452	3,640	(6,860)
Provision for income taxes	6,370	1,917	9,345
Net income (loss)	$7,082	$1,723	$(16,205)
Net income (loss) per share:
Basic	$0.36	$0.09	$(0.88)
Diluted	$0.34	$0.09	$(0.88)
Weighted-average number of shares used in per share amounts:
Basic	19,867	19,145	18,367
Diluted	20,753	19,846	18,367
Comprehensive income (loss):
Net income (loss)	$7,082	$1,723	$(16,205)
Foreign currency translation adjustment, net of taxes	5	(25)	19
Comprehensive income (loss)	$7,087	$1,698	$(16,186)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	25,777	$26	$215,364	(5,894)	$(81,557)	$21,661	$180	$155,674
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	1,229	1	7,451	(62)	—	—	—	7,452
Stock-based compensation expense	—	—	5,622	—	—	—	—	5,622
Excess tax benefits from stock-based compensation	—	—	4,466	—	—	—	—	4,466
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	5	5
Repurchase of common stock	—	—	—	(600)	(9,434)	—	—	(9,434)
Net income	—	—	—	—	—	7,082	—	7,082
Balance at December 31, 2012	27,006	27	232,903	(6,556)	(90,991)	28,743	$185	170,867
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	1,294	1	8,273	(52)	—	—	—	8,274
Stock-based compensation expense	—	—	7,802	—	—	—	—	7,802
Excess tax benefits from stock-based compensation	—	—	3,383	—	—	—	—	3,383
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(25)	(25)
Repurchase of common stock	—	—	—	(2,911)	(59,007)	—	—	(59,007)
Net income	—	—	—	—	—	1,723	—	1,723
Balance at December 31, 2013	28,300	28	252,361	(9,519)	(149,998)	30,466	160	133,017
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	476	1	595	(72)	—	—	—	596
Stock-based compensation expense	—	—	5,904	—	—	—	—	5,904
Excess tax benefits from stock-based compensation	—	—	147	—	—	—	—	147
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	19	19
Repurchase of common stock	—	—		(1,355)	(50,000)	—	—	(50,000)
Net loss	—	—	—	—	—	(16,205)	—	(16,205)
Balance at December 31, 2014	28,776	$29	$259,007	(10,946)	$(199,998)	$14,261	$179	$73,478

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2013	2014
Operating activities
Net income (loss)	$7,082	$1,723	$(16,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,071	(1,368)	9,163
Depreciation and amortization	2,411	3,266	4,192
Amortization of book-of-business consideration	2,724	3,147	1,998
Amortization of intangible assets	1,615	1,414	1,529
Stock-based compensation expense	5,622	7,802	5,877
Deferred rent	176	927	154
Changes in operating assets and liabilities:
Accounts receivable	3,587	(118)	(3,614)
Prepaid expenses and other current assets	(1,097)	(2,257)	(550)
Accounts payable	3,732	(1,742)	1,581
Accrued compensation and benefits	336	2,026	(2,084)
Accrued marketing expenses	(2,254)	4,285	480
Deferred revenue	979	885	(1,143)
Other current liabilities	(1,093)	957	401
Net cash provided by operating activities	24,891	20,947	1,779
Investing activities
Purchases of property and equipment	(3,853)	(7,326)	(3,604)
Consideration paid in connection with book-of-business transfers	(6,243)	—	—
Purchase of intangible asset	—	—	(4,500)
Net cash used in investing activities	(10,096)	(7,326)	(8,104)
Financing activities
Net proceeds from exercise of common stock options	8,445	9,217	4,112
Cash used to net-share settle equity awards	(994)	(943)	(3,516)
Excess tax benefits from stock-based compensation	4,466	3,383	147
Repurchase of common stock	(9,434)	(59,007)	(50,000)
Principal payments in connection with capital leases	(43)	(53)	(74)
Net cash provided by (used in) financing activities	2,440	(47,403)	(49,331)
Effect of exchange rate changes on cash and cash equivalents	7	(12)	16
Net increase (decrease) in cash and cash equivalents	17,242	(33,794)	(55,640)
Cash and cash equivalents at beginning of period	123,607	140,849	107,055
Cash and cash equivalents at end of period	$140,849	$107,055	$51,415
Supplemental disclosure of non-cash activities
Capital lease obligations incurred	$135	$30	$93
Settlement of receivables in connection with purchase of intangible asset	$—	$—	$307
Supplemental disclosure of cash flows
Cash paid for interest	$23	$21	$26
Cash paid for income taxes, net of refunds	$1,879	$53	$5

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

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Capital lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income (loss). Depreciation and amortization is computed using the straight-line method based on estimated useful lives as follows:

Computer equipment and software	3 to 5 years
Office equipment and furniture	5 years
Leasehold improvements	Lesser of useful life (typically 5 to 10 years) or related lease term
Maintenance and minor replacements are expensed as incurred.
See Note 2 – Balance Sheet Accounts for additional information regarding our property and equipment.
Goodwill and Intangible Assets—Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business acquisition. We do not amortize goodwill or our other indefinite-lived intangible assets but test for impairment on an annual basis on or about November 30 of each year and whenever events or changes in circumstances indicate a reduction in its fair value below its carrying amount.

Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, and certain trademarks, are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate a reduction in their fair values below their respective carrying amounts.

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

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives in the fourth quarter of 2014 and determined no material adjustments to the remaining lives were required.

Book-of-Business Transfers—We have entered into several agreements with a broker partner, whereby the partner has transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these books-of-business amounted to $13.9 million, of which $6.3 million is related to transfers during 2012. Consideration for these books-of-business is included in Prepaid Expenses and Other Current Assets and in Other Assets in the accompanying consolidated balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to Cost of Revenue in the consolidated statements of comprehensive income (loss) and is presented as Amortization of Book-of-Business Consideration in the consolidated statements of cash flows as we recognize commission revenue related to the transferred Medicare plan members. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter in relation to the total amount of remaining commission revenue expected to be recognized. Amortization expense recorded to cost of revenue for these books-of-business for the years ended December 31, 2012,  2013 and 2014 totaled $2.7 million, $3.1 million and $2.0 million, respectively. Cash consideration paid in connection with the book-of-business transfers is presented under Investing activities in the consolidated statements of cash flows.

Other Long-Lived Assets—We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance plans that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which we are entitled to receive compensation from an insurance carrier.

For individual and family, Medicare Supplement, small business and ancillary plans, our compensation generally represents a flat amount per member per month or a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a plan (commissions) and, to a much lesser extent, override commissions that health insurance carriers pay us for achieving certain objectives. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance plan is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for individual and family, Medicare Supplement, small business and ancillary plans as the commissions are reported to us by the carrier, net of an estimate for future forfeiture amounts due to policy cancellations. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier, a carrier reports to us that it has approved an application submitted through our ecommerce platform and the applicant starts making payments on the plan. Our services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to us by a carrier.
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
For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second plan year for a Medicare Advantage plan or a fixed, annual commission payment beginning with and subsequent to the second plan year for a Medicare Part D prescription drug plan. Additionally, commission rates may be higher in the first twelve months of the plan if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of at least six years, depending on the carrier arrangement, provided that the plan remains active with us. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire plan year once the annual or first monthly commission amount for the plan year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to plan cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the plan year, net of an estimate for commission amounts not expected to be collected due to plan cancellations, which is included in Accounts Receivable in the accompanying balance sheets.  We continue to receive the commission payments from the relevant insurance carrier until the earlier of our being notified that the health insurance plan has been cancelled, our no longer remaining the agent on the plan, or our commission term with the carrier expires, typically for a period of at least six years from the effective date of the plan. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each plan year.
Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014 CMS issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarter of 2014 we recognized revenue for policies included on a commission statement received prior to December 31, 2014 and for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarter of 2015. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to plan cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2012, 2013 and 2014 which had a material impact on our estimate for forfeitures.

Certain commission amounts are subject to forfeiture when the plan is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the plan year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the consolidated balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the consolidated balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.

Other Revenue

Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when the earned amount are fixed and determinable. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when the amounts earned are either fixed or determinable and collection is reasonably assured. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Marketing and Advertising Expenses—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Advertising costs incurred in the years ended December 31, 2012,  2013 and 2014 totaled $50.3 million, $63.4 million and $61.3 million, respectively.

Our direct channel expenses primarily consist of costs for direct mail, e-mail marketing, retargeting campaigns and may also include costs for television, radio, and print advertising. Advertising costs for our direct channel are expensed the first time the related advertising takes place. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Our online advertising channel expenses primarily consist of paid keyword search advertising on search engines. Advertising costs for our marketing partner channel and our online advertising channel are expensed as incurred.

Research and Development Expenses—Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams. Research and development costs, which totaled $8.4 million, $10.1 million and $12.1 million for the years ended December 31, 2012, 2013 and 2014, respectively, are included in technology and content expense in the accompanying consolidated statements of comprehensive income (loss).
Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. During the year ended December 31, 2014, we capitalized $1.2 million in internal-use software and website development costs. During the year ended December 31, 2014 we recorded amortization expense of $0.2 million related to internal-use software and website development costs. Amortization expense for internal-use software and website development costs was not material for the years ended December 31, 2012 and 2013.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2014, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

401(k) Plan—In September 1998, our board of directors adopted a defined contribution retirement plan (401(k) Plan), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Company contributions to the 401(k) Plan are discretionary and are expensed when incurred. In April 2006, we began matching employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 1% of the employee’s salary during such pay period. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2012, 2013, and 2014, respectively, related to 401(k) matching contributions.
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

Seasonality— In periods prior to the fourth quarter of 2013, the number of individual and family health insurance applications submitted through our ecommerce platform generally increased in our first quarter compared to our fourth quarter and in our third quarter compared to our second quarter. Conversely, we generally experienced a decline or flattening of individual and family submitted applications in our second quarter compared to our first quarter and in our fourth quarter compared to our third quarter.

This trend changed in the fourth quarter of 2013 and first quarter of 2014 as a result of a significant increase, relative to historical levels, in the number of individual and family applications submitted during the initial open enrollment period under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act, that began on October 1, 2013 and ended on March 31, 2014. This trend continued in the fourth quarter of 2014 as the number of individual and family applications submitted during the open enrollment period that began on November 15, 2014 increased compared to periods outside of the open enrollment period.

 The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year resulting from the sale of new Medicare plans. Additionally, historically we recognized a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies renewed on January 1 of each year. This trend continued in 2014 due to Centers for Medicare and Medicaid Services, or CMS, regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, in periods prior to the fourth quarter of 2013, marketing and advertising expenses related to individual and family health insurance plans have been highest in our first and third quarters, while marketing and advertising expenses related to Medicare-related plans have been highest in our third and fourth quarters. However, these historical trends were impacted by the initial open enrollment period for individual and family plans that began in October 2013 and ended on March 31, 2014. Marketing and advertising expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications. During the fourth quarter of 2014, marketing and advertising expenses increased significantly in line with the open enrollment period that began on November 15, 2014.

As a result of our seasonal trends in years prior to 2013, our revenue was highest in the fourth quarter of the year and our profitability was highest in the first quarter. However, in connection with the initial open enrollment period for individual and family plans which began on October 1, 2013 and ended on March 31, 2014, as well as the Medicare annual enrollment period for Medicare plans in the fourth quarter of 2013, we experienced an increase in revenue in both the fourth quarter of 2013 and the first quarter of 2014 compared to the fourth quarter of 2012 and first quarter of 2013, respectively. However, given our significantly higher marketing and advertising expenses associated with the increase in the number of individual and family health insurance applications and Medicare related health insurance applications during the enrollment periods without a commensurate level of additional revenue resulting from applicants who did not convert to members, we incurred a net loss in the fourth quarter of 2013, the first quarter of 2014 and the fourth quarter of 2014. Conversely, in both the second and third quarters of 2014, we recorded net income due to significantly lower marketing and advertising expenses associated with the decrease in the number of individual and family health insurance applications outside of the open enrollment period and increased revenue resulting from members who submitted applications during the open enrollment period in the prior respective quarters.

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

Recently Adopted Accounting Standards-Effective January 1, 2014, we adopted an accounting standards update with new guidance on the presentation of unrecognized tax benefits. This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The adoption of this standard did not have a material effect on our consolidated financial statements.

Note 2 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2013 and 2014, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2013 and 2014, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2012, 2013 and 2014.

As of December 31, 2013 and 2014, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2013	December 31, 2014
Cash	$16,935	$15,793
Money market funds	90,120	35,622
Total cash and cash equivalents	$107,055	$51,415

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2013 and 2014.

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

Accounts Receivable—We do not require collateral or other security for our accounts receivable. As of December 31, 2013,  two customers represented 37% and 15%, respectively, for a combined total of 52% of our $4.6 million outstanding accounts receivable balance. As of December 31, 2014,  three customers represented 30% , 17% and 14%, respectively, for a combined total of 61% of our $8.2 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2013 and December 31, 2014. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2014. Accordingly, our estimate for uncollectible amounts at December 31, 2014 was not material.

As of December 31, 2013 and 2014, our accounts receivable consisted of the following (in thousands):

	December 31, 2013	December 31, 2014
Accounts receivable – for other revenues	$1,995	$2,462
Medicare renewal commissions receivable	2,121	355
Other commissions receivable	470	5,383
Total accounts receivable	$4,586	$8,200

The other commissions receivable balance as of December 31, 2014 is recorded net of a $1.0 million allowance for estimated forfeitures related to Medicare Advantage and Medicare Part D plans sold during the fourth quarter of 2014 with effective dates in 2015.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2013	2014
Book-of-business transfers, net (current)	$2,937	$1,844
Income tax receivable	1,405	276
Prepaid maintenance contracts (current)	1,794	1,994
Prepaid insurance	534	1,056
Prepaid rent	364	366
Other assets (current)	1,330	938
Prepaid expenses and other current assets	$8,364	$6,474

Property and Equipment—Property and equipment consisted of the following (in thousands)

	As of December 31,
	2013	2014
Computer equipment and software	$14,929	$17,009
Office equipment and furniture	3,087	3,486
Leasehold improvements	3,279	3,200
Property and equipment, gross	21,295	23,695
Less accumulated depreciation and amortization	(11,012)	(14,055)
Property and equipment, net	$10,283	$9,640

Depreciation and amortization expense related to property and equipment totaled $2.4 million, $3.3 million and $4.2 million in the years ended December 31, 2012,  2013 and 2014, respectively.

Other Assets—Other assets consisted of the following (in thousands):

	As of December 31,
	2013	2014
Book-of-business transfers, net (non-current)	$4,447	$3,545
Security deposits	466	604
Capitalized project costs	280	1,306
Prepaid maintenance contracts (non-current)	325	224
Other assets	$5,518	$5,679

Intangible Assets—As a result of the streamlining of a legacy software product, we assessed intangible assets for impairment in the fourth quarter of 2012 and recorded an impairment charge of $0.3 million related to certain acquired intangible assets. The impairment charge is included in Amortization of Intangible Assets on the consolidated statements of comprehensive income (loss). During the fourth quarter 2014 we recorded an impairment charge of $0.1 million related to certain acquired intangible assets that will not be utilized in future periods.

On March 31, 2014, we purchased an internet domain name, www.Medicare.com, for $4.8 million. Cash consideration paid in connection with the purchase of the domain name totaled $4.5 million. The consideration paid also included $0.3 million of outstanding receivables from the owner of the domain name that were settled upon completion of the purchase. The related intangible asset was assigned an indefinite useful life. The carrying amounts,  accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average useful life is as of December 31, 2014):

	December 31, 2013			December 31, 2014			Weighted Average Remaining Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	December 31, 2014
Technology	$1,752	$(1,277)	$475	$1,700	$(1,587)	$113	0.4 years
Pharmacy and customer relationships	10,410	(4,267)	$6,143	10,100	(5,033)	$5,067	5.3 years
Trade names, trademarks and website addresses	907	(336)	$571	907	(427)	$480	5.3 years
Total intangible assets subject to amortization	$13,069	$(5,880)	7,189	$12,707	$(7,047)	5,660
Indefinite-lived trademarks and domain names			307			5,114	Indefinite
Intangible assets			$7,496			$10,774

During the years ended December 31, 2012,  2013 and 2014, amortization expense related to intangible assets totaled  $1.6 million, $1.4 million and $1.5 million, respectively.

As of December 31, 2014, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2015	113	950	91	1,154
2016		950	91	1,041
2017		950	91	1,041
2018		950	91	1,041
2019		950	91	1,041
Thereafter		317	25	342
Total	113	5,067	480	5,660

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2013	2014
Payable to carriers – estimate for forfeitures	$1,860	$2,206
Professional fees	380	230
Other accrued expenses	321	560
Total other current liabilities	$2,561	$2,996

Non-current Liabilities—Non-current liabilities consisted of the following (in thousands):

	As of December 31,
	2013	2014
Deferred rent – non-current	$1,210	$1,196
Income tax payable – non-current	4,493	4,605
Deferred tax liabilities - non-current	—	410
Other non-current liabilities	462	238
Total non-current liabilities	$6,165	$6,449

Note 3 - Fair Value Measurements

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

As of December 31, 2013 and 2014, our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

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

Note 4 - Stockholder's Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2013 and 2014, there were no shares of preferred stock outstanding.
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
Shares Reserved—We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2013	2014
Common stock:
Stock options issued and outstanding	1,979	1,724
Restricted stock units issued and outstanding	779	873
Shares available for grant	4,085	4,164
Total shares reserved	6,843	6,761
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

We previously granted options to purchase shares of our common stock and restricted stock units under our 2006 Equity Incentive Plan and 2005 Stock Plan. The 2006 Equity Incentive Plan was terminated with respect to the grant of additional awards on June 12, 2014, upon adoption of our 2014 Plan. The 2005 Stock Plan was terminated with respect to the grant of additional awards upon the effectiveness of the 2006 Equity Incentive Plan. We will continue to issue new shares of common stock upon vesting of restricted stock units and the exercise of stock options previously granted under the 2006 Equity Incentive Plan and 2005 Stock Plan.

Our stock options and restricted stock awards granted under the 2014 Plan, 2006 Plan and 2005 Stock Plan (collectively, the “Stock Plans”) generally vest over 4 years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant. As of

On December 31, 2014, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2006 Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.
In 2012, 2013 and 2014, we issued restricted stock units with both service and performance-based vesting criteria to our executive officers. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria granted in the fiscal year 2012 was the fiscal year ending December 31, 2012, and the measurement of achievement was based on our revenue, non-GAAP operating earnings and EBITDA results for 2012. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria granted in the fiscal year 2013 was the fiscal years ending December 31, 2013 and 2014, and the measurement of achievement was based on our revenue results for the fiscal years ending December 31, 2013 and 2014. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria granted in the fiscal year 2014 is the fiscal years ending December 31, 2014 and 2015, and the measurement of achievement is based on our revenue results for the fiscal years ending December 31, 2014 and 2015. One-third of the shares earned and eligible to vest for performance-based restricted stock units granted in 2012 vested in 2013 and 2014. The remaining one-third of shares earned and eligible to vest are scheduled to vest in 2015. One-fourth of the shares earned and eligible to vest based on 2013 revenue for performance-based restricted stock units granted in 2013 became vested in 2014. The remaining shares granted in 2013 that are earned and eligible to vest based on 2013 revenue are scheduled to vest in equal annual installments between 2015 and 2017. None of the performance-based restricted stock units granted in 2013 or 2014 that were measured based upon the Company’s 2014 revenue were vested. $1.1 million of stock compensation expense recorded in 2013 related to performance-based restricted stock units was reversed in 2014 as a result of related financial metrics not being achieved for the year ended December 31, 2014. Expense recorded for performance-based restricted stock units is recorded over the required service periods based on the number of shares earned, or expected attainment for shares to be earned based on performance-based contingency periods that have not been completed.
The following table summarizes activity under our Stock Plans (in thousands):

Shares Available for Grant (1)
Shares available for grant December 31, 2011	3,870
Reduction in number of authorized shares (2)	(2)
Additional shares authorized (3)	795
Restricted stock units granted (4)	(265)
Options granted	(846)
Restricted stock units cancelled (5)	121
Options cancelled	309
Shares available for grant December 31, 2012	3,982
Reduction in number of authorized shares (2)
Additional shares authorized (3)	818
Restricted stock units granted (4)	(595)
Options granted	(227)
Restricted stock units cancelled (5)	24
Options cancelled	83
Shares available for grant December 31, 2013	4,085
Additional shares authorized (3)	751
Restricted stock units granted (4)	(563)
Options granted	(52)
Restricted stock units cancelled (5)	25
Options cancelled	16
2014 Equity Incentive Plan adjustment (6)	(98)
Shares available for grant December 31, 2014	4,164

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)
The 1998 and 2005 Stock Plans were terminated with respect to the grant of additional shares upon the effective date of the registration statement related to our initial public offering in October 2006, resulting in reductions in the total number of shares authorized for issuance.

(3)
On January 1, 2012,  2013 and 2014, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

(4)	2012, 2013 and 2014 include grants of restricted stock units with both service and performance-based vesting criteria to our executive officers.

(5)	2012, 2013 and 2014 include cancelled restricted stock units with both service and performance-based vesting criteria.

(6)	On June 12, 2014, shares available for grant were adjusted to 4,500,000 pursuant to the terms of the 2014 Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2011	3,412	$11.36	3.80	17,078
Granted	846	$17.76
Exercised	(993)	$8.51		10,512
Cancelled	(309)	$18.39
Balance outstanding at December 31, 2012	2,956	$13.41	3.91	41,462
Granted	227	$28.82
Exercised	(1,121)	$8.22		22,486
Cancelled	(83)	$18.40
Balance outstanding at December 31, 2013	1,979	$17.91	4.20	56,569
Granted	52	$36.26
Exercised	(256)	$16.04		6,472
Cancelled	(51)	$26.38
Balance outstanding at December 31, 2014	1,724	$18.50	3.31	12,884
Vested and expected to vest after December 31, 2014	1,685	$18.38	3.27	12,690
Exercisable at December 31, 2014	1,266	$17.10	2.75	10,413

(1)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31 of each year presented and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the years ended December 31,  2012,  2013 and 2014 was $2.4 million, $3.3 million and $2.3 million, respectively. As of December 31, 2014, there was $3.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the next 2.3 years.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2011	474	$14.72	1.92	$6,958
Granted	265	$17.61
Vested	(237)	$15.49
Cancelled	(121)	$14.04
Balance outstanding at December 31, 2012	381	$16.21	2.22	$10,464
Granted	595	$20.73
Vested	(173)	$15.78
Cancelled	(24)	$17.33
Balance outstanding at December 31, 2013	779	$19.57	2.30	$36,220
Granted	563	$37.56
Vested	(220)	$19.59
Cancelled	(249)	$20.62
Balance outstanding at December 31, 2014	873	$30.86	2.52	$21,753

(1)	Includes restricted stock units with both service and performance-based vesting criteria granted to our executive officers.

(2)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31 multiplied by the number of restricted stock units outstanding.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant. Compensation expense for awards that include only service-based vesting criteria is recognized on a straight-line basis over the vesting period. Compensation expense for awards that include both service and performance-based vesting criteria is recognized using accelerated attribution over the vesting period. The total fair value of restricted stock units vested during the years ended December  31,  2012,  2013 and 2014 was $3.8 million, $3.5 million and $10.3 million, respectively. As of December 31, 2014, there was $13.4 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over the next 2.9 years.
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
On September 10, 2012, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $30 million of our common stock and on  March 6, 2013, we announced that our board of directors increased the approved repurchase amount under this program to $60 million. Purchases under this program were made in the open market. The cost of the repurchased shares was funded from available working capital. We completed repurchasing common stock under this program in June 2013 having repurchased 2,957,179 shares for $60 million at an average price of $20.29 per share.

On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. Purchases under this program were made in the open market. We completed this stock repurchase program in July 2014 having repurchased in the aggregate 1.4 million shares for approximately $50 million at an average price of $36.91 per share including commissions. The cost of the repurchase was funded from available working capital.
For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under our stock repurchase programs during the year ended December 31, 2012,  2013 and 2014 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2011	5,797,806	$14.07	$81,557
Repurchases of common stock during 2012	599,997	$15.72	9,434
Cumulative balance at December 31, 2012	6,397,803	$14.22	90,991
Repurchases of common stock during 2013	2,911,466	$20.27	59,007
Cumulative balance at December 31, 2013	9,309,269	$16.11	149,998
Repurchases of common stock during 2014	1,354,619	$36.91	50,000
Cumulative balance at December 31, 2014	10,663,888	$18.75	$199,998

(1)	Average price paid per share includes commissions.
In addition to the shares repurchased under our repurchase programs as of December  31,  2014, we have in treasury an additional 281,719 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2013 and 2014, we had a total of 9,519,286 shares and 10,945,607 shares, respectively, held in treasury.
Stock-Based Compensation—The fair value of stock options granted to employees for the years ended December  31, 2012, 2013 and 2014 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2012	2013	2014
Expected term	4.6	4.3	4.2
Expected volatility	43.9%	39.3%	47.2%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.85%	0.96%	1.41%
Weighted-average grant date fair value	$6.65	$9.52	$14.10

The following table summarizes stock-based compensation expense recorded during the years ended December  31,  2012,  2013 and 2014 (in thousands):

	Year Ended December 31,
	2012	2013	2014
Common stock options	2,787	2,817	2,215
Restricted stock units	2,835	4,985	3,662
Total stock-based compensation expense	5,622	7,802	5,877

The following table summarizes stock-based compensation expense by operating function for the years ended December  31,  2012,  2013 and 2014 (in thousands):

	Year Ended December 31,
	2012	2013	2014
Marketing and advertising	$1,215	$2,112	$1,692
Customer care and enrollment	321	342	386
Technology and content	1,021	1,641	1,611
General and administrative	3,065	3,707	2,188
Total stock-based compensation expense	$5,622	$7,802	$5,877

Note 5 - Income Taxes
The components of our income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
United States	$13,475	$3,412	$(7,057)
Foreign	(23)	228	197
Income (loss) before provision for income taxes	$13,452	$3,640	$(6,860)
The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$5,009	$3,650	$165
State	373	269	113
Foreign	—	—	14
Total current	5,382	3,919	292
Deferred:
Federal	819	(1,914)	7,935
State	169	(88)	1,292
Foreign	—	—	(174)
Total deferred	988	(2,002)	9,053
Provision for income taxes	$6,370	$1,917	$9,345
The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate:

	Year Ended December 31,
	2012	2013	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.5	3.9	1.6
Non-qualified stock option shortfalls, net	6.5	—	—
Lobbying	4.7	17.4	(6.3)
Change in Valuation Allowance	—	—	(164.7)
Research and development tax credits	—	(8.8)	3.4
Stock-based compensation	0.4	1.2	(0.8)
Section 162(m) limitation	0.2	2.3	(2.7)
Other	(2.9)	1.7	(1.8)
Effective tax rate	47.4%	52.7%	(136.3)%

Our effective tax rates in 2012 and 2013 were higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses and, for 2012, tax shortfalls related to share-based payments. Our effective tax rate in 2014 differs from the federal statutory rate primarily due to the recording of a valuation allowance against our federal and state deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards.  Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2013	2014
Deferred tax assets:
Federal, state and foreign net operating loss carry forwards	$1,953	$3,678
Federal and state tax credit carry forwards	599	1,076
Stock-based compensation	4,584	4,585
Accruals and reserves	2,953	1,549
Intangible assets	1,969	2,138
Other	905	1,080
Gross deferred tax assets	12,963	14,106
Valuation allowance	(595)	(11,747)
Total deferred tax assets	12,368	2,359
Deferred tax liabilities – intangible assets	(2,617)	(2,076)
Deferred tax liabilities – fixed assets	(723)	(307)
Total net deferred tax assets (liabilities)	$9,028	$(24)
Net deferred tax assets – current	$4,459	$386
Net deferred tax assets (liabilities) – non-current	4,569	(410)
Total net deferred tax assets (liabilities)	$9,028	$(24)
Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We recorded a valuation allowance of $11.5 million in the 2014 financial statements, which represents a full valuation allowance against the Company’s federal and state deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding the Company’s future taxable income and a lack of sources of other taxable income.
The net valuation allowance increased by $11.3 million during the year ended December 31, 2014. The change in the net valuation allowance during the years ended December 31, 2013 and 2012 was not material.

For tax return purposes, we had net operating loss carry forwards at December 31, 2014 of approximately $20.6 million and $77.7 million for federal income tax and state income tax purposes, respectively. Included in the federal and state net operating loss carry forwards are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million and $61.0 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2023 and 2016, respectively. The federal net operating loss carry forward is subject to an annual limitation of approximately $2.5 million due to section 382 of the Internal Revenue Code.  Approximately $2.5 million of the state net operating loss carry forward is subject to an annual limitation of approximately $0.1 million due to section 382 of the Internal Revenue Code.

During the years ended December 31, 2012, 2013 and 2014 we utilized excess tax benefits related to share-based payments, which resulted in a decrease in cash generated from operating activities and a corresponding increase in cash generated from financing activities of $4.5 million, $3.4 million and $0.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.
At December 31, 2014, we had tax credit carry forwards of approximately $3.6 million and $2.1 million for federal income tax and state income tax purposes, respectively. Federal tax credit carry forwards begin expiring in 2021 and state tax credits carry forward indefinitely.
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2011	$4,299
Decreases based on tax positions related to the prior year	(45)
Additions based on tax positions related to the current year	296
Settlements	—
Balance at December 31, 2012	4,550
Increases based on tax positions related to the prior year	223
Lapse of statute of limitations	(66)
Additions based on tax positions related to the current year	890
Settlements	—
Balance at December 31, 2013	5,597
Additions based on tax positions related to the current year	1,159
Settlements	—
Balance at December 31, 2014	$6,756

As of December 31, 2013 and 2014, there were $4.6 million and $4.3 million, respectively, of unrecognized tax benefits, that, if recognized, would impact the effective tax rate.

All tax years after 1998 are open to examination and adjustment due to our net operating losses.

The Company’s 2009 and 2010 California income tax returns are under audit by the Franchise Tax Board.

Note 6 - Net Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2013	2014
Basic:
Numerator:
Net income (loss) allocated to common stock	$7,082	$1,723	$(16,205)
Denominator:
Net weighted average number of common stock shares outstanding	19,867	19,145	18,367
Net income (loss) per share—basic:	$0.36	$0.09	$(0.88)
Diluted:
Numerator:
Net income (loss) allocated to common stock	$7,082	$1,723	$(16,205)
Denominator:
Net weighted average number of common stock shares outstanding	19,867	19,145	18,367
Weighted average number of options	774	548	—
Weighted average number of restricted stock units	112	153	—
Total common stock shares used in per share calculation	20,753	19,846	18,367
Net income (loss) per share—diluted:	$0.34	$0.09	$(0.88)

For each of the years ended December  31,  2012,  2013 and 2014, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Common stock options	1,276	92	1,815
Restricted stock units	4	6	728
Total	1,280	98	2,543

Note 7 - Commitments and Contingencies

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

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. Future minimum payments total approximately $2.1 million over the term of the lease.

In August 2014, we renewed our agreement to lease and expanded to approximately 50,000 square feet of office space in Gold River, California. The lease commenced in August 2014 and is for a term of 4 years and 5 months. Future minimum payments will total approximately $4.8 million over the term of the lease.

Total rent expense under all operating leases was approximately $4.3 million, $4.8 million and $5.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Service and Licensing Obligations

We have entered into service and licensing agreements with third party vendors to provide various services, including network access, equipment maintenance and software licensing. The terms of these services and licensing agreements are generally up to three years. As the benefits of these agreements are experienced uniformly over the applicable contractual periods, we record the related service and licensing expenses on a straight-line basis, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2014 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2015	$4,721	$2,921	$7,642
2016	4,400	688	5,088
2017	4,350	216	4,566
2018	3,183	—	3,183
2019	1,045	—	1,045
Thereafter	3,521	—	3,521
Total	$21,220	$3,825	$25,045

Legal Proceedings—On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our Chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  The complaints allege that the defendants made false and misleading statements regarding our financial performance, guidance and operations during alleged class periods of October 31, 2014 to January 14, 2015 and June 5, 2014 to January 14, 2015, respectively.  The complaints allege that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaints seek compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2013 and 2014, we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request. As such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013 or 2014.

While we have made various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 8 - Operating Segments, Geographic Information and Significant Customers

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

Geographic Information—As of December 31, 2013 and 2014, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	December 31, 2013	December 31, 2014
United States	$37,046	$39,752
China	347	437
Total	$37,393	$40,189

Significant Customers—Substantially all revenue for the years ended December  31,  2012,  2013 and 2014 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December  31,  2012,  2013 and 2014 are presented in the table below:

	Year Ended December 31,
	2012	2013	2014
Humana	18%	21%	23%
WellPoint (1)	13%	12%	11%
UnitedHealthcare (2)	12%	11%	10%
Aetna (3)	8%	10%	10%

(1)	Wellpoint also includes other carriers owned by Wellpoint.

(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 75%, 69% and 61%  of our total commission revenue in the years ended December  31,  2012,  2013 and 2014, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health insurance plan offerings, small business or other ancillary products such as short-term, stand-alone dental, life, accident, vision, travel and student insurance plan offerings.

Note 9 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2014 and 2013 is as follows (in thousands, except per share amounts):

2014	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$50,940	$42,594	$41,168	$44,975	$179,677
Income (loss) from operations	(3,110)	6,348	3,766	(13,766)	$(6,762)
Net income (loss)	(1,553)	3,023	1,524	(19,199)	$(16,205)
Net income (loss) per share:
Basic	$(0.08)	$0.16	$0.09	$(1.08)	$(0.88)
Diluted	$(0.08)	$0.15	$0.08	$(1.08)	$(0.88)
2013	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$43,207	$39,800	$42,008	$54,165	$179,180
Income (loss) from operations	3,941	2,031	403	(2,644)	3,732
Net income (loss)	2,361	1,146	174	(1,960)	1,723
Net income (loss) per share:
Basic	$0.11	$0.06	$0.01	$(0.11)	$0.09
Diluted	$0.11	$0.06	$0.01	$(0.11)	$0.09

Note 10 - Subsequent Event

On March 11, 2015, we announced an organizational restructuring and cost reduction plan. As part of the plan, we expect to eliminate approximately 160 full-time positions, representing approximately 15% of our workforce. We expect to incur pre-tax restructuring charges of between approximately $3.2 million and $3.8 million, for employee termination benefits and related costs as well as between $0.5 million and $0.9 million in other pre-tax restructuring charges, including facility costs. Substantially all of the restructuring charges are expected to result in cash expenditures. The majority of the restructuring charges are expected to be recorded in the first and second quarters of 2015, when the activities comprising the plan are expected to be substantially completed.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We reviewed the results of management’s assessment with our Audit Committee.
Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2014, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31,  2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework) (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of eHealth, Inc. and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 16, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

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

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2014,  two of our directors and three of our officers are parties to individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the director.
Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

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
March 16, 2015

eHealth, Inc.

/ s / GARY L. LAUER	/ s / STUART M. HUIZINGA
Gary L. Lauer Chief Executive Officer	Stuart M. Huizinga Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2015.

Signature	Title

/s/ GARY L. LAUER	Chief Executive Officer (Principal Executive Officer) and
Gary L. Lauer	Chairman of the Board of Directors

/s/ STUART M. HUIZINGA	Chief Financial Officer (Principal Financial
Stuart M. Huizinga	and Accounting Officer)

/s/ SCOTT N. FLANDERS	Director
Scott N. Flanders

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ WILLIAM T. SHAUGHNESSY	Director
William T. Shaughnessy

/s/ ELLEN O. TAUSCHER	Director
Ellen O. Tauscher

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	1998 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.3	2004 Stock Plan for eHealth China	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.4*	2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.5*	2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.5.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.5.5*	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.5.6*	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.5.7*	Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.5.8*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.5.9*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.6*	Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6.1*	Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.6.2*	Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.6.3*	Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2010
10.7*	Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.8*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.9	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.9.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.9.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.9.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.10	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.10.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.10.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.10.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014

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
		Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.11.6	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.11.7	Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. And Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013
10.11.8	Supplemental Agreement, effective as of September 9, 2013, between eHealth China (Xiamen) Technology Co., Ltd. And Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014

10.11.9		Supplemental Agreement, effective as of September 1, 2014, between eHealth China (Xiamen) Technology Co., Ltd. And Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.11.10		Supplemental Agreement, effective as of September 15, 2014, between eHealth China (Xiamen) Technology Co., Ltd. And Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.12*		Executive Bonus Plan 2012	Quarterly Report on Form 10-Q (File No. 001-33071)	May 8, 2012
10.12.1*		Executive Bonus Plan 2013	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.12.2*		Executive Bonus Plan 2014	Quarterly Report on Form 10-Q (File No. 001-33071)	May 9, 2014
10.13*		eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 21, 2009
10.13.1*		eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.14		Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.14.1		First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.15*		Employment Agreement, dated March 9, 2012, between eHealth, Inc. and William Shaughnessy.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.16		Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.17*		2014 Equity Incentive Plan of the Registrant	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.17.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.17.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.17.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.17.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.17.5		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.17.6		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2013
23.1	†	Consent of Independent Registered Public Accounting Firm

31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†
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