Form 10-Q
period 2015-03-31
eHealth, Inc.
filed 2015-05-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 1, 2015 was 17,908,942 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	March 31, 2015
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$51,415	$39,365
Accounts receivable	8,200	14,614
Deferred income taxes	386	386
Prepaid expenses and other current assets	6,474	7,052
Total current assets	66,475	61,417
Property and equipment, net	9,640	8,944
Other assets	5,679	3,875
Intangible assets, net	10,774	10,429
Goodwill	14,096	14,096
Total assets	$106,664	$98,761

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,961	$2,303
Accrued compensation and benefits	8,204	8,222
Accrued marketing expenses	8,707	1,551
Deferred revenue	869	882
Accrued restructuring charges	—	1,436
Other current liabilities	2,996	4,752
Total current liabilities	26,737	19,146
Non-current liabilities	6,449	6,650
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	259,007	260,575
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	14,261	12,179
Accumulated other comprehensive income	179	180
Total stockholders’ equity	73,478	72,965
Total liabilities and stockholders’ equity	$106,664	$98,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2014	2015
Revenue
Commission	$45,577	$57,819
Other	5,363	3,469
Total revenue	50,940	61,288
Operating costs and expenses:
Cost of revenue	2,113	2,414
Marketing and advertising	23,109	25,451
Customer care and enrollment	9,713	11,861
Technology and content	10,467	10,773
General and administrative	8,294	7,973
Restructuring charges	—	4,483
Amortization of intangible assets	354	345
Total operating costs and expenses	54,050	63,300
Loss from operations	(3,110)	(2,012)
Other expense, net	(39)	(14)
Loss before provision for income taxes	(3,149)	(2,026)
Provision (benefit) for income taxes	(1,596)	56
Net loss	$(1,553)	$(2,082)

Net loss per share:
Basic	$(0.08)	$(0.12)
Diluted	$(0.08)	$(0.12)

Weighted-average number of shares used in per share amounts:
Basic	18,849	17,844
Diluted	18,849	17,844

Comprehensive loss:
Net loss	$(1,553)	$(2,082)
Foreign currency translation adjustment	16	1
Comprehensive loss	$(1,537)	$(2,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2015
Operating activities
Net loss	$(1,553)	$(2,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(1,608)	—
Depreciation and amortization	999	1,058
Amortization of book-of-business consideration	1,574	1,962
Amortization of intangible assets	354	345
Stock-based compensation expense	2,445	2,031
Deferred rent	8	27
Changes in operating assets and liabilities:
Accounts receivable	(3,800)	(6,400)
Prepaid expenses and other assets	(3,496)	(736)
Accounts payable	(1,973)	(3,658)
Accrued compensation and benefits	(1,385)	16
Accrued marketing expenses	3,181	(7,156)
Deferred revenue	(382)	(152)
Accrued restructuring charges	—	1,771
Other liabilities	226	1,802
Net cash used in operating activities	(5,410)	(11,172)
Investing activities
Purchases of property and equipment	(1,115)	(384)
Purchase of intangible assets	(4,500)	—
Net cash used in investing activities	(5,615)	(384)
Financing activities
Net proceeds from exercise of common stock options	2,283	—
Cash used to net-share settle equity awards	(3,304)	(480)
Excess tax benefits from stock-based compensation	3,220	—
Principal payments in connection with capital leases	(13)	(19)
Net cash provided by (used in) financing activities	2,186	(499)

Effect of exchange rate changes on cash and cash equivalents	12	5

Net decrease in cash and cash equivalents	(8,827)	(12,050)
Cash and cash equivalents at beginning of period	107,055	51,415
Cash and cash equivalents at end of period	$98,228	$39,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is the leading private online source of health insurance for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase individual and family, Medicare-related, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans.  Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2015 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2015, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, and include all adjustments necessary for the fair presentation of eHealth’s statement of financial position as of March 31, 2015, its results of operations for the three months ended March 31, 2014 and 2015 and its cash flows for the three months ended March 31, 2014 and 2015. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2015.

Seasonality—The majority of our individual and family plans are sold in the open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. In the fourth quarter of 2014 and the first quarter of 2015, during the second open enrollment period that began on November 15, 2014 and ended on February 15, 2015, the number of individual and family applications submitted increased compared to periods outside of the open enrollment period. In the fourth quarter of 2013 and first quarter of 2014, there was a significant increase, relative to historical levels, in the number of individual and family applications submitted during the initial open enrollment period, that began on October 1, 2013 and ended on March 31, 2014.

 The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we generate a significant amount of Medicare plan-related revenue in the fourth quarter of the year resulting from the sale of new Medicare plans. Additionally, historically we recognized a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies renewed on January 1 of each year. This trend continued and became more pronounced in 2015 due to Centers for Medicare and Medicaid Services ("CMS"), regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year.

Since a significant portion of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result of the second open enrollment period for individual and family health insurance that began on November 15, 2014 and ended on February 15, 2015, marketing and advertising expenses increased during the fourth quarter of 2014 and first quarter of 2015, consistent with the increases in submitted applications, compared to periods outside the open

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

enrollment period. In addition, due to the initial open enrollment period for individual and family health insurance that began in October 2013 and ended on March 31, 2014, marketing and advertising expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications.

In the first quarter of 2015, the first and fourth quarters of 2014 and the fourth quarter of 2013, we incurred a net loss due in part to our higher marketing and advertising expenses associated with the individual and family health insurance applications during the open enrollment periods for individual and family health insurance and Medicare related health insurance applications during the Medicare annual enrollment periods without a commensurate level of additional revenue resulting from those applicants during the enrollment periods. Conversely, in both the second and third quarters of 2014, we recorded net income due to significantly lower marketing and advertising expenses associated with the decrease in the number of individual and family health insurance applications outside of the open enrollment period and increased revenue resulting from members who submitted applications during the open enrollment period in the prior respective quarters.

Recent Accounting Pronouncements—In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (ASU 2015-05), "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2014 and March 31, 2015, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2014 and March 31, 2015, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2014 and 2015.

As of December 31, 2014 and March 31, 2015, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2014	March 31, 2015
Cash	$15,793	$14,742
Money market funds	35,622	24,623
Total cash and cash equivalents	$51,415	$39,365

Our money market funds reflect unadjusted quoted prices in active markets for identical assets and are classified as Level 1 as of December 31, 2014 and March 31, 2015.

Accounts Receivable—As of December 31, 2014 and March 31, 2015, our accounts receivable consisted of the following (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2014	March 31, 2015
Medicare renewal commission receivable	$355	$12,790
Accounts receivable - from other revenues	2,462	1,329
Other commissions receivable	5,383	495
Total accounts receivable	$8,200	$14,614

As a result of a regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. We fully implemented this new rule in our first quarter ended March 31, 2015. We recognize a full year of renewal commission revenue at the time a policy is renewed, however, renewal commissions for Medicare Advantage products are paid monthly. As a result, the majority of renewal commissions for that product will be collected in quarters subsequent to the first quarter.

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2014 Equity Incentive Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2014	4,164
Restricted stock units granted	(200)
Restricted stock units cancelled (1)	19
Options cancelled (2)	9
Shares available for grant March 31, 2015	3,992

(1)	Restricted stock units cancelled does not include 9,000 restricted stock units cancelled under the 2006 Equity Incentive Plan.

(2)	Options cancelled does not include 116,000 stock options cancelled under the 2006 Equity Incentive Plan.

We maintain our 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan, under which we previously granted options to purchase shares of our common stock and restricted stock units. The 2006 Equity Incentive Plan was terminated with respect to the grant of additional awards on June 12, 2014, upon adoption of our 2014 Equity Incentive Plan. The 2005 Stock Plan and 1998 Stock Plan were terminated with respect to the grant of additional awards upon the effectiveness of the 2006 Equity Incentive Plan. We will continue to issue new shares of common stock upon vesting of restricted stock units and the exercise of stock options previously granted under the 2006 Equity Incentive Plan, 2005 Stock Plan and 1998 Stock Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2014	1,724	$18.50	3.31	$12,884
Granted	—	$—
Exercised	—	$—		$—
Cancelled	(125)	$22.66
Balance outstanding at March 31, 2015	1,599	$18.17	3.12	$80
Vested and expected to vest at March 31, 2015	1,571	$18.08	3.09	$80
Exercisable at March 31, 2015	1,233	$17.01	2.68	$80

(1)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2014 and March 31, 2015 and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the three months ended March 31, 2014 and 2015 was $0.6 million and $0.5 million, respectively.

The following table summarizes restricted stock unit activity, including performance-based and market-based restricted stock unit activity, under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2014	873	$30.86	2.52	$21,753
Granted	200	$6.69
Vested	(124)	$17.95
Cancelled	(28)	$30.56
Balance outstanding as of March 31, 2015	921	$27.37	2.93	$8,642

(1)	Includes certain restricted stock units with both service and performance-based or market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2014 and March 31, 2015 multiplied by the number of restricted stock units outstanding as of December 31, 2014 and March 31, 2015, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The amount of expense recorded for performance-based restricted stock units is based on expected attainment of performance criteria. The total fair value of restricted stock units vested during the three months ended March 31, 2014 and 2015 was $8.4 million and $1.2 million, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three months ended March 31, 2015. In addition to the shares repurchased under our past repurchase programs as of March 31, 2015, we have in treasury 327,947 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2014 and March 31, 2015, we had a total of 10,945,607 shares and 10,991,835 shares, respectively, held in treasury.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-Based Compensation—In March 2015, we granted market-based stock unit awards to certain members of senior management. Each market-based stock unit award represents a contingent right to receive certain shares of the Company’s common stock upon the attainment of certain stock prices over a four-year performance period. Once a stock price threshold is achieved, the portion of the award related to that threshold will vest on the one-year anniversary of the date of achievement, subject to the employee's continued service through each vesting date. Compensation expense related to these awards is recognized on an accelerated basis over the requisite service period. The weighted-average fair value of the market-based stock unit awards was determined using the Monte Carlo simulation model incorporating the following weighted average assumptions:

Three Months Ended March 31,
2015
Expected term	2.59 years
Expected volatility	64.7%
Expected dividend yield	—%
Risk-free interest rate	1.13%
Weighted-average fair value	$6.69

The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015
Common stock options	$642	$462
Restricted stock units	1,803	1,569
Total stock-based compensation expense	$2,445	$2,031

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015
Marketing and advertising	$657	$591
Customer care and enrollment	96	117
Technology and content	562	435
General and administrative	1,130	775
Restructuring charges	—	113
Total stock-based compensation expense	$2,445	$2,031

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three months ended March 31, 2014 and 2015 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2014	2015
Income (loss) before provision for income taxes	$(3,149)	$(2,026)
Provision (benefit) for income taxes	$(1,596)	$56
Effective tax rate	50.7%	(2.8)%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our effective tax rate in the three months ended March 31, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. Our effective tax rate in the three months ended March 31, 2015 was lower than statutory federal and state tax rates due primarily to the change in valuation allowance, partially offset by certain discrete items.

During the three months ended March 31, 2014, excess federal and state tax benefits related to share-based payments resulted in increases of $3.2 million in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow. During the three months ended March 31, 2015, no excess federal and state tax benefits related to share-based payments were recognized.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2015
Basic and diluted:
Numerator:
Net loss allocated to common stock	$(1,553)	$(2,082)
Denominator:
Weighted average number of common stock shares outstanding	18,849	17,844
Net loss per share—basic and diluted:	$(0.08)	$(0.12)

For each of the three month periods ended March 31, 2014 and 2015, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2015
Common stock options	1,932	1,702
Restricted stock units	745	618
Total	2,677	2,320

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2014 and March 31, 2015, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2014	March 31, 2015
United States	$39,752	$36,885
China	437	459
Total	$40,189	$37,344

Significant Customers—Substantially all revenue for the three months ended March 31, 2014 and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2014 and 2015 are presented in the table below:

	Three Months Ended March 31,
	2014	2015
Humana	26%	34%
WellPoint (1)	11%	8%
UnitedHealthcare (2)	11%	9%
Aetna (3)	11%	9%

(1)Wellpoint also includes other carriers owned by Wellpoint.
(2)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 60% and 38% of our commission revenue in the three months ended March 31, 2014 and 2015, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of December 31, 2014, three customers represented 30%, 17% and 14%, respectively, of our $8.2 million outstanding accounts receivable balance. As of March 31, 2015, two customers represented 62% and 10%, respectively, of our $14.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and March 31, 2015. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2015. Accordingly, our estimate for uncollectible amounts at March 31, 2015 was not material.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Restructuring Charges

In March 2015, we implemented an organizational restructuring and cost reduction plan designed to rebalance our resources and help reduce our cost structure as a result of lower than expected individual and family health insurance plan membership and revenue. As part of the plan, we eliminated 160 full-time positions in the United States, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs as well as $0.6 million in other pre-tax restructuring charges, primarily consisting of facility costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were substantially completed. In March 2015, we also eliminated certain positions in our China operation.

The following table summarizes the total cash and non-cash restructuring charges recorded during the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015

Employee termination costs	$3,734
Non-cash employee termination costs - stock-based compensation	113
Facility and other termination costs	636
Total restructuring charges	$4,483

The following table summarizes the restructuring charges liability activity during the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015
	Beginning balance	Charges	Payments	Ending balance

Employee termination costs	$—	$3,734	$(2,567)	$1,167
Facility and other termination costs	—	636	(33)	603
Total restructuring liability	$—	$4,370	$(2,600)	$1,770
Less: non-current restructuring charges associated with facilities				(334)
Restructuring charges liability - current				$1,436

Note 8 - Commitments and Contingencies

Legal Proceedings—On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman of the board and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  The complaints allege that the defendants made false and misleading statements regarding our financial performance, guidance and operations during alleged class periods of October 31, 2014 to January 14, 2015 and June 5, 2014 to January 14, 2015, respectively.  The complaints allege that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaints seek compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. At December 31, 2014 and March 31, 2015, we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and our membership; our expectations relating to revenue (including commission revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses and profitability; expectations regarding the potential costs and impact of our cost reduction measures and reduction in headcount; the expected impact of the adoption of recent accounting pronouncements on our financial statements; our expectations regarding the impact of health care reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; our expectations relating to the commission rates that health insurance carriers will pay; our expectations relating to the seasonality of our business; our expectations relating to the renewal of Medicare related health insurance plans and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our expectations relating to seasonal trends in our business relating to the sale of Medicare related health insurance; estimations of our membership and related assumptions that we make in our membership estimations; our expectations relating to membership churn and retention rates; the shift between marketing partner channel and direct marketing channel as our source of submitted individual and family plan applications during 2015; our critical accounting policies and related estimates; our expectation that we will experience an increase in submitted applications during open enrollment periods; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our beliefs relating to the potential for collection of our accounts receivable; expected competition from government-run health insurance exchanges and other sources; our ability to adjust headcount to respond to changes in demand due to annual open enrollment periods; our ability to convert subsidy-eligible individuals and families into members; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; the timing and source of our Medicare-related revenue; the impact of the health care reform laws on the health care industry in future periods; the potential impact of lawsuits challenging certain aspects of the Affordable Care Act; the merits of any lawsuits filed against us; future capital requirements; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform and court decisions relating to healthcare reform; our ability to retain existing members and enroll a large number of individuals and families during the annual healthcare reform open enrollment period; our ability to align our expenses with our revenue; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; competition, including competition from government-run health insurance exchanges; political, legislative and legal challenges to the Affordable Care Act; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; variability in timing of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; the evolving nature of Affordable Care Act implementation; our relationships with health insurance carriers; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; our ability to successfully market and sell Medicare-related health insurance plans; the operations of our customer care center; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers' satisfaction with our service; changes in competitive landscape; our ability to attract new members and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; our ability to develop an effective process for purchasing of health insurance over the Internet on smart phones, tablets and devices other than desktop or laptop computers; dependence upon Internet search engines; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; general economic factors; dependence on our operations in China; success of our sponsorship and advertising business; protection of our intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; maintenance of relationships with business development partners; difficulties, delays, unexpected costs and an inability to achieve anticipated cost savings from our recently implemented cost reduction program; potential acquisitions; maintenance of proper and effective internal controls; potential changes to accounting standards and interpretations; impact of provisions for income taxes; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2015, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are the leading private online source of health insurance for individuals, families and small businesses. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, apply for and purchase individual and family, Medicare-related, ancillary and small business health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers.  As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 89% of total revenue in the three months ended March 31, 2014 and represented 94% of total revenue in the three months ended March 31, 2015.

The commission payments we receive on individual and family, ancillary and small business health insurance plans we sell primarily consist of either a flat amount per member per month or a percentage of the premium on the policy, and to a much lesser extent, commission override payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. The commission payments that we receive for individual and family, ancillary and small business health insurance plans are typically made to us on a monthly basis for as long as the plans remain active with us.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part II, Item 1A. Risk Factors - Risks Related to Our Business. While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product will depend upon a number of factors, including health insurance company practices, individual financial circumstances and their eligibility for health care reform subsidies, our members’ existing health insurance plans, the price of health insurance and our ability to offer and sell subsidy-eligible health insurance plans efficiently in an online process. Moreover, we are facing new competition in the form of government run health insurance exchanges. Our ability to act as a health insurance agent to health care reform subsidy-eligible individuals depends upon government-run health insurance exchanges developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans over the Internet, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to maintain compliance with these and other requirements could present significant challenges for us. In addition, the implementation of an open enrollment period for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time and inhibits our ability to obtain new health insurance members outside of the open enrollment period. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. In light of these and other considerations, health care reform has negatively impacted our business and results of operations and could in the aggregate have a material adverse effect on our business and results of operations in the future. Further, a large number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations that are beneficial to our business. See Part II, Item 1A. Risk Factors - Risks Related to our Business.

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

Restructuring

On March 10, 2015, we implemented an organizational restructuring and cost reduction plan. As part of the plan, we eliminated approximately 160 full-time positions, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs as well as $0.6 million in other pre-tax restructuring charges, primarily consisting of facility costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were substantially completed. We expect to continue to incur costs as we finalize previous estimates and actions in connection with these plans. In March 2015, we also eliminated certain positions in our China operation.

Sources of Revenue

Commission Revenue

Individual and Family Plans. Commission rates for individual and family health insurance plans may vary by carrier, by geography and by the type of plan purchased by a member. Additionally, commission rates commonly vary based upon the amount of time that the policy has been active, with commission rates typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted, as we experienced in 2014. Individuals and families purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our individual and family plan commission revenue is recurring in nature. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of individual and family health insurance plan commission revenue.

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

Our individual and family health insurance commission revenue is influenced by the number of applications for individual and family health insurance we submit to health insurance carriers, the number of members on submitted applications, the rate at which the individuals and families on those applications turn into paying members, the commission rates we receive for the plans that we sell and our membership retention. In connection with the initial open enrollment period, which began on October 1, 2013 and ended on March 31, 2014, we experienced a significant increase, relative to historical levels, in the number of submitted applications for individual and family health insurance during the fourth quarter of 2013 and the first quarter of 2014. Following the conclusion of the initial open enrollment period, our individual and family health insurance submitted applications decreased significantly during the second and third quarters of 2014 relative to historical levels and to the first quarter of 2014. The second open enrollment period began on November 15, 2014 and ended on February 15, 2015. While we experienced a significant increase in the number of submitted applications for individual and family health insurance during the fourth quarter of 2014 compared to the second and third quarters of 2014, they were 41% below the number of submitted application during the fourth quarter of 2013. The number of individual and family health insurance submitted applications during the first quarter of 2015 was higher than the number of applications submitted during the fourth quarter of 2014, but 17% below the number of applications submitted during the first quarter of 2014. Similar to 2014, we expect individual and family submitted applications to decline significantly in the second and third quarters of 2015, outside of the open enrollment period, relative to the first quarter of 2015. We also expect individual and family submitted applications will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the next open enrollment period.

We also experienced a decline in the average number of members on our submitted individual and family plan health insurance applications in the first quarter of 2014 compared to the first three quarters of 2013 which were prior to the initial open enrollment period under health care reform. While this average returned to historical rates in the second quarter of 2014, its decrease during the first quarter of 2014, when individual and family plan submitted applications were highest as a result of the initial open enrollment period adversely impacted our membership throughout 2014 as well as the commission revenue we would have received throughout 2014 had the average in the first quarter of 2014 been consistent with historical levels prior to that period. We again experienced a decline in the average number of members on our submitted individual and family plan health insurance applications in the first quarter of 2015 compared to the second, third and fourth quarters of 2014.

As a result of the healthcare reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the first quarter of 2014 compared to periods before health care reform implementation. However, during the second and third quarters of 2014, we experienced a decrease in the rate at which these approvals resulted in paying members. This decrease was mainly due to an increase in the rate of non-payment of initial premium by applicants, as well as health insurance carrier-

specific issues. In addition, during the second and third quarters of 2014, some carriers postponed payment of commission to us for qualified health insurance plans where the member holding the plan is receiving a subsidy, until the health insurance carrier received both the premium payment from the member and the subsidy payment from the federal government, which further delayed our ability to recognize revenue from the sale of these policies during 2014.

The average commission dollars per-member-per-month that we received for new individual and family health insurance plan members in 2014 varied based upon a number of factors, including the ratio of policies that we sold for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sold, the mix of our members by health insurance carrier and the commission rates we received from each carrier. The increased volume of individual and family health insurance submitted applications during the initial open enrollment period caused us to experience a further shift in the concentration of our membership by health insurance carrier and type of plan purchased. For example, some health insurance carriers exited or reduced selling efforts in certain markets during the initial open enrollment period, while others increased their marketing efforts in certain markets. These and other factors resulted in a change in the concentration of our individual and family health insurance members by carrier, which had the impact, after incorporating the positive impact of health insurance premium inflation, of reducing our average commission rate per member in the second and third quarters of 2014. While we expect that health insurance carriers will generally pay commission rates on individual and family plans with coverage effective in 2015 similar to those paid in 2014, changes in the concentration of our membership with particular health insurance carriers or health insurance plans could positively or negatively impact our commission revenue in 2015. We observed higher commissions on new sales for many of the individual and family plans for which we received payments from health insurance carriers during the first quarter of 2015 compared to previous quarters in 2014. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.  The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier.

Our individual and family health insurance commission revenue is also influenced by our individual and family health insurance member retention rates. The member retention rates on our individual and family membership were negatively impacted by health care reform beginning in the fourth quarter of 2013 and throughout 2014. As a result, the number of new individual and family health insurance members added during the second, third and fourth quarters of 2014 and the first quarter of 2015, was not enough to offset the loss of existing members, resulting in an annual decline in individual and family health insurance estimated membership during those periods.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 60% and 38% of our commission revenue in the three months ended March 31, 2014 and 2015, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due primarily to increases in commission revenue attributable to both Medicare-related health insurance plans and ancillary health insurance plans, consisting primarily of dental, accident and vision insurance plan offerings while individual and family plan commissions declined year over year.

Medicare Plans. Commission rates for Medicare-related health insurance plans may vary by carrier, by geography and by the type of plan purchased by a member. Additionally, commission rates may be higher in the first twelve months of the policy if the policy is the first Medicare Advantage or Medicare Part D prescription drug policy issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the policy, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year.  Additionally, if the policy is the first Medicare Advantage or Medicare Part D policy issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the policy was effective. We earn commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us. For Medicare Supplement plans, our commission rates generally represent a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a policy. We generally continue to receive the Medicare Supplement commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our Medicare commission revenue is recurring in nature. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of Medicare plan commission revenue.

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. For example, during 2014, 62% of our Medicare plan-related applications were submitted during the fourth quarter. Historically, we recognized a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year. As a result of a regulation issued by the Center for Medicare and Medicaid Studies (“CMS”), which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, regardless of the month the policy went into effect, which resulted in our recording all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of 2015 and will result in no renewal commission revenue in the second, third or fourth quarters of each year for these products. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year until January 1st. In connection with this change and as a result of us not receiving commission information from certain carriers in the fourth quarter, an estimated $3 million of Medicare plan-related commission revenue for policies sold during the annual enrollment period was not recognized by us during the fourth quarter of 2014 but recognized as revenue during the first quarter of 2015.

Ancillary Plans. We market and sell ancillary health insurance plans, which primarily consist of short-term, dental, life, vision, and accident insurance plans, on our ecommerce platform. Historically, we have sold ancillary health insurance plans alongside individual and family health insurance plans and also as standalone products. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of ancillary health insurance plan commission revenue.

Other Revenue

Online Sponsorship and Advertising.  We offer advertising services for our Medicare plan carriers to purchase advertising on separate websites developed, hosted and maintained by us for a pre-determined amount of time. In these instances, we are typically paid a fixed, up-front fee.  In addition, our online sponsorship program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of online sponsorship and advertising revenue.

Technology Licensing.  We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online.  In our technology licensing business, we are typically paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of technology licensing revenue.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com, either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns. For the three months ended March 31, 2014 and 2015, applications submitted through us for individual and family health insurance from our direct channel constituted 36% and 39%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three months ended March 31, 2014 and 2015, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 44% and 48%, respectively, of all individual and family health insurance applications submitted on our website. We rely heavily on marketing partners as a source of submitted applications for Medicare related health insurance plans.  In February 2015 CMS issued guidance indicating that third-party websites and marketing material must be filed for approval with CMS.  Health insurance carriers have interpreted this guidance to mean that websites and other marketing material of our marketing partners must go through the process of CMS filing and approval.  We have described various risks relating to the CMS guidance in Part II, Item 1A. Risk Factors - Risks Related to our Business.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. We incur expenses associated with search advertising in the period in which the consumer clicks on the advertisement.  For the three months ended March 31, 2014 and 2015, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 20% and 13%, respectively, of all individual and family health insurance applications submitted on our website.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result of the second open enrollment period for individual and family plans that began on November 15, 2014 and ended on February 15, 2015, marketing and advertising expenses increased during the fourth quarter of 2014 and first quarter of 2015, consistent with the increases in submitted applications, compared to periods outside the open enrollment period. In addition, due to the initial open enrollment period for individual and family plans that began in October 2013 and ended on March 31, 2014, marketing and advertising expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications. Additionally, we expect individual and family related marketing and advertising expense to decline significantly in the second and third quarters of 2015, outside of the open enrollment period, relative to the first quarter of 2015. We also expect both Medicare and individual and family health insurance submitted applications and related marketing and advertising expenses will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the next Medicare annual enrollment period and individual and family health insurance open enrollment period.

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

During the fourth quarter of 2014 and first quarter of 2015, as a result of the health care reform second open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our higher cost marketing partner member acquisition channel compared to the second and third quarters of 2014. During the second and third quarters of 2014, with the decreases in submitted individual and family plan applications outside of the health care reform open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our direct member acquisition channel compared to the fourth quarter of 2013 and first quarter of 2014. However, despite this shift, our overall cost per submitted individual and family plan application increased during the second and third quarters of 2014 compared to 2013, particularly in our online advertising channel. During the fourth quarter of 2013 and the first quarter of 2014, as a result of the initial open enrollment period, the source of our submitted individual and family plan applications shifted so that fewer applications came from our lower cost direct marketing channel and more applications came from our marketing partner channel, which has a higher average cost per submitted application than our direct marketing channel. Additionally, the cost per submitted individual and family plan application increased for our direct, online advertising and marketing partner member acquisition channels in the first quarter of 2014. During the second and third quarters of 2015, we expect our source of submitted individual and family plan applications will shift from our marketing partner channel to our direct marketing channel, similar to the prior year. During the fourth quarter of 2015, as a result of the next open enrollment period, we expect the source of our submitted individual and family plan applications to again shift to our higher cost marketing partner channel, similar to prior years.

Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the underwriting process. In preparation for the Medicare annual enrollment period, and to a lesser extent the open enrollment period for individual and family plans, during 2014, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarters of 2014 and 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the initial and second open enrollment periods for individual and family health insurance that ended on March 31, 2014 and February 15, 2015, respectively. Accordingly, our customer care center staffing costs have been significantly higher in our first and fourth quarters compared to the second and third quarters. These seasonal trends are expected to continue in 2015 as we will likely need to add seasonal customer care and enrollment personnel to assist with the increase in submitted applications expected during the next Medicare annual enrollment period and open enrollment period for individual and family health insurance.

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

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, investor relations, government affairs, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees.

Restructuring Charges

Restructuring expense consists mainly of costs associated with our March 2015 organizational restructuring and cost reduction plan, designed to rebalance our resources and help reduce our cost structure as a result of lower than expected individual and family health insurance plan membership and revenue.

These restructuring activities were substantially complete in March 2015; however, we expect to continue to incur costs as we finalize previous estimates and actions in connection with these plans.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended March 31, 2014 and 2015 and as of March 31, 2014 and 2015:

	Three Months Ended	Three Months Ended
Key Metrics:	March 31, 2014	March 31, 2015
Operating cash flows (1)	$(5,410,000)	$(11,172,000)
IFP submitted applications (2)	169,500	140,000
IFP approved members (3)	145,100	186,000
Total approved members (4)	283,700	328,800
Commission revenue (5)	$45,577,000	$57,819,000
Commission revenue per estimated member for the period (6)	$36.01	$50.73
	As of	As of
	March 31, 2014	March 31, 2015
IFP estimated membership (7)	800,200	584,900
Medicare estimated membership (8)	111,700	155,600
Other estimated membership (9)	374,300	421,700
Total estimated membership (10)	1,286,200	1,162,200

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2015
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	36%	39%
Marketing partners (12)	44%	48%
Online advertising (13)	20%	13%
Total	100%	100%

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

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

(7)	Estimated number of members active on IFP insurance policies as of the date indicated.

(8)	Estimated number of members active on Medicare insurance policies as of the date indicated.

(9)	Estimated number of members active on insurance policies other than IFP and Medicare policies as of the date indicated.

(10)	Estimated number of members active on all insurance policies as of the date indicated.

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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•
Historically, to calculate the estimated number of members active on individual and family plan insurance policies, we have taken the sum of (i) the number of IFP members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation after reducing that number using historical experience (for which the experience for the period from October 1, 2013 to March 31, 2014 was used for the calculation of membership as of March 31, 2015) for assumed member cancellations over the six-month period and (ii) the number of approved members over the six-month period prior to the date of estimation after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate. Historically, the percentage of our members who did not accept their approved policy remained at a relatively constant rate. However, we observed an increase in the number of members who ultimately did not accept their approved policies, compared to our historical experience, beginning with policies that were submitted in the quarter ended March 31, 2014. This lower acceptance rate was used to estimate the assumed number of members who did not accept their approved policy for the six months ended March 31, 2015. As a result, for the purpose of estimating the number of members active on individual and family plan insurance policies as of March 31, 2015, we have applied the percentage of members who do not accept their approved policy from the same month of the previous year. This reflects the seasonality of the open enrollment period and our business.

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
During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2014 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2014		2015
Revenue:
Commission	$45,577	89%	$57,819	94%
Other	5,363	11	3,469	6
Total revenue	50,940	100	61,288	100
Operating costs and expenses:
Cost of revenue	2,113	4	2,414	4
Marketing and advertising	23,109	45	25,451	42
Customer care and enrollment	9,713	19	11,861	19
Technology and content	10,467	21	10,773	18
General and administrative	8,294	16	7,973	13
Restructuring charges	—	—	4,483	7
Amortization of intangible assets	354	1	345	1
Total operating costs and expenses	54,050	106	63,300	103
Loss from operations	(3,110)	(6)	(2,012)	(3)
Other expense, net	(39)	—	(14)	—
Loss before provision for income taxes	(3,149)	(6)	(2,026)	(3)
Provision (benefit) for income taxes	(1,596)	(3)	56	—
Net loss	$(1,553)	(3)%	$(2,082)	(3)%
Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2014	2015
Marketing and advertising	$657	$591
Customer care and enrollment	96	117
Technology and content	562	435
General and administrative	1,130	775
Restructuring charges	—	113
Total stock-based compensation expense	$2,445	$2,031

Three Months Ended March 31, 2014 and 2015

Revenue
The following table presents our commission, other revenue and total revenue for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Commission	$45,577	$57,819	$12,242	27%
Percentage of total revenue	89%	94%
Other	$5,363	$3,469	$(1,894)	(35)%
Percentage of total revenue	11%	6%
Total revenue	$50,940	$61,288	$10,348	20%

Three Months Ended March 31, 2014 and 2015—Commission revenue increased $12.2 million, or 27% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a $16.8 million increase in Medicare-related commission revenue. Additionally, ancillary health insurance-related commission revenue, consisting primarily of short-term, vision, dental and accident plan offerings, increased $1.0 million. This was partially offset by a $5.6 million decrease in individual and family health insurance-related commission revenue. The increase in Medicare-related commission revenue is a result of an increase in membership for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and regulations issued by the Center for Medicare and Medicaid Studies (“CMS”) that resulted in our recognizing renewal commission revenue for all Medicare Advantage and Medicare Part D prescription drug policies on January 1st beginning in 2015. In addition, approximately $3.0 million in Medicare commission revenues were pushed out into the first quarter of 2015 from the fourth quarter of 2014 as a result of a new regulation that requires commissions on Medicare Advantage and Medicare Part D prescription drug products sold during the Annual Enrollment Period not to be paid to brokers until January 1, which is the effective date of these policies, and as a result of us not receiving commission information from certain carriers in the fourth quarter. The increase in ancillary commission revenues was due to increased membership for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and the decrease in individual and family-related commission revenue was due to decreased membership during this same period.

Other revenue decreased $1.9 million, or 35%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due primarily to a $1.7 million decrease in online sponsorship and advertising revenue and a $0.2 million decrease in technology licensing revenue.

We expect commission revenue to decline in absolute dollars in 2015 compared to 2014, primarily as a result of a decrease in non-Medicare plan related commission revenue, partially offset by a continued increase in Medicare plan related commission revenue. We expect other revenue to decline in absolute dollars in 2015 compared to 2014, primarily due to a decrease in online sponsorship and advertising revenue.

Operating Costs and  Expenses

Cost of Revenue

The following table presents our cost of revenue for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Cost of revenue	$2,113	$2,414	$301	14%
Percentage of total revenue	4%	4%

Three Months Ended March 31, 2014 and 2015—Cost of revenue increased $0.3 million, or 14% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to an increase in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies. The increase is attributed to the Medicare policies renewing on January 1st and our recognizing the related annual commission revenue during the three months ended March 31, 2015.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%

Marketing and advertising	$23,109	$25,451	$2,342	10%
Percentage of total revenue	45%	42%

Three Months Ended March 31, 2014 and 2015—Marketing and advertising expenses increased $2.3 million, or 10%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase of $4.7 million in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website and an increase of $1.6 million in direct marketing costs, partially offset by a decrease of $4.0 million in online advertising costs.

We expect our marketing and advertising expenses to increase in absolute dollars in 2015 compared to 2014 due primarily to increased variable advertising costs associated with the second open enrollment period for individual and family health insurance plans, which ended on February 15, 2015, and the next open enrollment periods for individual and family health insurance and Medicare-related health insurance, which are scheduled to commence on November 1, 2015 and October 15, 2015, respectively, partially offset by a decrease in compensation and benefits due to the reduction in force implemented in March 2015.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Customer care and enrollment	$9,713	$11,861	$2,148	22%
Percentage of total revenue	19%	19%

Three Months Ended March 31, 2014 and 2015—Customer care and enrollment expenses increased $2.1 million or 22% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to compensation, benefits, stock-based compensation, licensing and other personnel costs related to additional customer care center personnel and consultants retained in connection with the open enrollment period for individual and family health insurance that ended on February 15, 2015.

We expect customer care and enrollment expenses to significantly decrease in absolute dollars in 2015 compared to 2014 as a result of a decrease in compensation and benefits due to the reduction in force implemented in March 2015, partially offset by the cost of seasonal customer care center staffing necessary to handle the volume of applications during the next open enrollment periods for individual and family health insurance and Medicare-related health insurance, which are scheduled to commence on November 1, 2015 and October 15, 2015, respectively.

Technology and Content
The following table presents our technology and content expenses for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Technology and content	$10,467	$10,773	$306	3%
Percentage of total revenue	21%	18%

Three Months Ended March 31, 2014 and 2015—Technology and content expenses was relatively flat in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

We expect technology and content expenses to decrease in absolute dollars in 2015 compared in 2014 as a result of a decrease in compensation and benefits due to the reduction in force implemented in March 2015.

General and Administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
General and administrative	$8,294	$7,973	$(321)	(4)%
Percentage of total revenue	16%	13%

Three Months Ended March 31, 2014 and 2015—General and administrative expenses was relatively flat in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

We expect general and administrative expenses to increase in absolute dollars in 2015 compared to 2014 as a result of the accrual of annual performance bonuses for fiscal 2015 and anticipated increases in both legal fees and stock-based compensation expense, partially offset by a decrease in compensation and benefits due to the reduction in force announced in March 2015.

Restructuring charges

The following table presents our restructuring charges for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Restructuring charges	$—	$4,483	$4,483	100%
Percentage of total revenue	—%	7%

Three Months Ended March 31, 2014 and 2015—The organizational restructuring and cost reduction plan implemented in March 2015 resulted in restructuring charges of $3.9 million for employee termination benefits and related costs as well as $0.6 million in other restructuring charges, primarily relating to facility costs. No similar activities occurred in the three months ended March 31, 2014.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Amortization of intangible assets	$354	$345	$(9)	(3)%
Percentage of total revenue	1%	1%

Three Months Ended March 31, 2014 and 2015—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was relatively flat in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Other Expense, Net
The following table presents our other expense, net, for the three months ended March 31, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Other expense, net	$(39)	$(14)	$25	(64)%
Percentage of total revenue	—%	—%

Three Months Ended March 31, 2014 and 2015—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations more than offset interest earned on our invested cash and foreign exchange gains in the three months ended March 31, 2015.

Provision (benefit) for Income Taxes
The following table presents our provision for income taxes for the three months ended March 31, 2014 and 2015 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	$	%
Provision (benefit) for income taxes	$(1,596)	$56	$1,652	(104)%
Percentage of total revenue	(3)%	—%

Three Months Ended March 31, 2014 and 2015—In the three months ended March 31, 2014 and 2015, we recorded a provision for income taxes representing effective tax rates of 50.7% and (2.8)%, respectively. Our effective tax rate for the three months ended March 31, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. Our effective tax rate in the three months ended March 31, 2015 was lower than statutory federal and state tax rates due primarily to the change in valuation allowance, partially offset by certain discrete items.

Liquidity and Capital Resources

At March 31, 2015, our cash and cash equivalents totaled $39.4 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2014, our cash and cash equivalents totaled $51.4 million. The decrease in cash and cash equivalents reflects $0.4 million used to purchase property and equipment, $0.5 million to net-share settle equity awards and $11.2 million of cash flows used by operations.

As of March 31, 2015, we have in treasury 327,947 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2014 and March 31, 2015, we had a total of 10,945,607 shares and 10,991,835 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015

Net cash used in operating activities	$(5,410)	$(11,172)
Net cash used in investing activities	$(5,615)	$(384)
Net cash provided by (used in) financing activities	$2,186	$(499)

During the three months ended March 31, 2014, excess federal and state tax benefits related to share-based payments resulted in an increase of $3.2 million in Additional Paid-In Capital in the condensed consolidated balance sheets. No excess federal and state tax benefits related to share-based payments were recognized during the three months ended March 31, 2015. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as financing cash inflows.

Operating Activities

Cash provided by operating activities primarily consists of net loss, adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

A significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the fourth quarter of 2013 and the first quarter of 2014, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of individual and family plan applications submitted during the initial open enrollment period for individual and family health insurance, which had a negative impact on our cash flows. The significantly increased marketing and advertising expenses during the first quarter of 2014 were paid during the second quarter of 2014 resulting in a net cash outflow. During the third quarter of 2014, we experienced a decrease in marketing and advertising expenses related to the decrease in the number of individual and family plan applications submitted outside the initial open enrollment period resulting in positive cash flow. The annual open enrollment period for individual and family health insurance, which began on November 15, 2014 and ended February 15, 2015 resulted in an increase in marketing and advertising expenses during the fourth quarter of 2014 and first quarter of 2015, related to the increase in the number of individual and family plan submitted applications, which had a negative impact on cash flows in those quarters. Also, with the annual enrollment period ending on February 15 in 2015 as compared to March 31 in 2014, a greater proportion of marketing and advertising expenses incurred in the first quarter were also paid in the first quarter compared to the prior year. We expect marketing and advertising costs to increase during the fourth quarter of 2015 due to an increase in submitted applications during the annual open enrollment period for individual and family health insurance and due to an increase in submitted applications for Medicare plans during the annual enrollment period. We expect marketing and advertising costs to decrease during the second and third quarters compared to cost levels during the first and fourth quarters due to a reduction in the number of health insurance applications we expect outside of annual open enrollment periods.

As a result of a regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. As a result of this plan year change, we did not recognize significant renewal commission revenue in the fourth quarter of 2014 and do not expect significant renewal commission revenue in the second, third or fourth quarters of 2015. Renewal commissions for Medicare Advantage products are paid monthly; therefore the majority of renewal commissions for that product will be collected in quarters subsequent to the first quarter. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. In connection with this change and as a result of us not receiving commission information from certain carriers in the fourth quarter, an estimated $3 million of Medicare plan-related commission revenue for policies sold during the annual enrollment period was not recognized by us during the fourth quarter of 2014 but recognized as revenue during the first quarter of 2015.

Three Months Ended March 31, 2015— Our operating activities used cash of $11.2 million during the three months ended March 31, 2015 and consisted of net loss of $2.1 million, increased by non-cash items of $5.5 million and offset by cash used by operating assets and liabilities and other activities of $14.6 million. Adjustments for non-cash items primarily consisted of $3.4 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets and $2.0 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $6.4 million in accounts receivable, an increase of $0.7 million in prepaid expenses and other assets, a decrease of $3.7 million in accounts payable, a decrease in accrued marketing expenses of $7.2 million, an increase in accrued restructuring charges of $1.8 million and an increase in other liabilities of $1.8 million. Accounts receivable increased due to recognition of Medicare renewal commission in the first quarter of 2015, while the Medicare Advantage portion of renewal commissions are collected monthly throughout the year. Accrued marketing expenses decreased due to payment of the majority of outstanding balances at March 31, 2015.

Three Months Ended March 31, 2014—Our operating activities used cash of $5.4 million during the three months ended March 31, 2014 and consisted of net loss of $1.6 million, increased by cash used by operating assets and liabilities and other activities of $7.6 million and offset by non-cash items of $3.8 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization, including amortization of book-of-business consideration and amortization of intangible assets, and $2.4 million of stock-based compensation expense, partially offset by $1.6 million of deferred income taxes. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $3.8 million in accounts receivable, an increase of $3.5 million in prepaid expenses and other assets, a decrease of $2.0 million in accounts payable, and a decrease in accrued compensation and benefits of $1.4 million, partially offset by an increase of $3.2 million in accrued marketing expenses.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and to support our growth during the three months ended March 31, 2014 including consideration paid for the purchase of an intangible asset.

Three Months Ended March 31, 2015—Net cash used in investing activities of $0.4 million during the three months ended March 31, 2015 was due to $0.4 million used to purchase property and equipment.

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

Three Months Ended March 31, 2015—Net cash used in financing activities of $0.5 million during the three months ended March 31, 2015 was due to $0.5 million used to net-share settle the tax obligation related to vesting equity awards.

Three Months Ended March 31, 2014—Net cash provided by financing activities of $2.2 million during the three months ended March 31, 2014 was due to $2.3 million of proceeds from the exercise of common stock options and $3.2 million of excess tax benefits from stock-based compensation, partially offset by $3.3 million used to net-share settle the tax obligation related to vesting equity awards.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of March 31, 2015 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2015 (nine months)	$3,449	$1,220	$4,669
2016	4,419	688	5,107
2017	4,354	216	4,570
2018	3,184	—	3,184
2019	1,045	—	1,045
Thereafter	3,520	—	3,520
Total	$19,971	$2,124	$22,095

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2014 and March 31, 2015, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2014	March 31, 2015
Cash (1)	$15,793	$14,742
Money market funds (2)	35,622	24,623
Total cash and cash equivalents	$51,415	$39,365

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2014 and March 31, 2015 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2014, three health insurance carriers represented 30%, 17% and 14%, respectively, for a combined total of 61% of our $8.2 million outstanding accounts receivable balance. As of March 31, 2015, two health insurance carriers represented 62% and 10%, respectively, for a combined total of 72% of our $14.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and March 31, 2015. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2015.  Accordingly, our estimate for uncollectible amounts at March 31, 2015 was not material.

Significant Customers

Substantially all revenue for the three months ended March 31, 2014 and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2014 and 2015 are presented in the table below:

	Three Months Ended March 31,
	2014	2015
Humana	26%	34%
WellPoint (1)	11%	8%
UnitedHealthcare (2)	11%	9%
Aetna (3)	11%	9%

(1)	Wellpoint includes other carriers owned by Wellpoint.

(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman of the board and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  The complaints allege that the defendants made false and misleading statements regarding our financial performance, guidance and operations during alleged class periods of October 31, 2014 to January 14, 2015 and June 5, 2014 to January 14, 2015, respectively.  The complaints allege that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaints seek compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.  We believe the lawsuits to be without merit and intend to vigorously defend ourselves against them.

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

As a result of healthcare reform, individual and family health insurance is required to be purchased during an annual enrollment period. The initial open enrollment period under healthcare reform began in October 2013 and ended in March 2014. The second open enrollment period for coverage effective in 2015 began November 15, 2014 and ended on February 15, 2015. The next annual open enrollment period for individual and family health insurance is scheduled to run from November 1, 2015 to January 31, 2016 for coverage effective in 2016. Outside of the open enrollment period, individuals and families can only purchase new or change their existing individual and family health insurance if they qualify for a special enrollment period, which requires certain qualifying events such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Our revenue depends on the number of paying individual and family health insurance members we are successful in retaining and acquiring during the health care reform open enrollment period. We may not be successful in retaining and acquiring individual and family health insurance plan members during the open enrollment period for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we experienced lower than expected individual and family health insurance application volumes during the open enrollment period that ended on February 15, 2015. Despite our investment in marketing, engineering and customer care resources, our individual and family health insurance submitted application volume during the fourth quarter of 2014 declined 41% compared to the fourth quarter of 2013 and declined 17% in the first quarter of 2015 compared to the first quarter of 2014. Open enrollment periods of limited duration in the individual and family health insurance markets may result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the annual open enrollment periods. We have historically hired a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the annual open enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell individual and family health insurance is constrained during an annual open enrollment period for any reason, such as technology failures, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website, or issues with government-run health insurance exchanges, our business, operating results and financial condition would be harmed. In addition, we have reduced our employee and other resources as a part of expense reduction measures. Our expense reductions measures will negatively impact the resources that we dedicate to the sale of individual and family health insurance, could cause us to sell less individual and family health insurance, and could harm our business, operating results and financial condition.

If investments we make in the open enrollment period do not result in a significant number of paying individual and family health insurance members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals and families during the open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing. During 2014, our technology and content expense increased as a result of our investment in our technology platform. We also increased staffing in our customer care center in anticipation of higher demand and application volume during the open enrollment period that ended on February 15, 2015. Despite our investment in these and other areas, our membership declined. Any investment we make in an open enrollment period may not result in a significant number of paying individual and family health insurance members. If it does not, our future profitability will be negatively impacted and our business, operating results and financial condition would be harmed

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

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

We have entered into agreements with the Centers for Medicare and Medicaid Services, or CMS, relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM.  Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility.  If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain access points to the FFM that allow us to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain these access points, if the FFM changes them so that the technology we developed to integrate with the FFM does not work or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed, particularly if we were not able to scalably and efficiently enroll individuals into qualified health plans during the open enrollment period for individual and family health insurance. In addition, instability or changes to either the FFM website, particularly the portions used by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans, would negatively impact our ability to retain existing members and add new members. A negative impact to our ability to retain existing members and add new members would harm our business, operating results and financial condition.

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

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred increased operating expenses. Increased operating expenses that we incur may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not increase to offset increases in costs and operating expenses, our financial condition and results of operations could be negatively affected. For instance, we increased our technology and content expense in part to develop the capability to enroll individuals into qualified health insurance plans through exchanges. Despite our investment in this regard, our estimated number of individual and family health insurance members was less as of March 31, 2015 than it was at March 31, 2014. If we are not successful in leveraging our technology to enroll subsidy-eligible individuals through the FFM or other state health insurance exchanges, do not successfully adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we will lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges. We also intend to reduce headcount and other expenses across our business. This reduction will make it more difficult to enroll individuals through health insurance exchanges and otherwise, which could result in a reduction in our membership and our commission revenue.

We depend upon health insurance carriers and government-run health insurance exchanges to adopt systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  The failure of some health insurance exchanges, including the FFM, to develop these systems and processes has negatively impacted our ability to sell qualified health plans using our technology platform outside of the open enrollment period. If these systems and processes are not timely developed or are not compatible with our platform for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period will be negatively impacted, particularly given that we have reduced headcount relating to our ability to sell individual and family health insurance and will need to rely more on our technology in this area, which would harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

 We compete with government-run health insurance exchanges, among others. Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy.  In the aggregate, government exchanges have greater resources, larger marketing budgets and greater public outreach capability than we do. For example, government exchanges invested heavily in paid search advertising during the last healthcare reform open enrollment period to a degree that increased paid search advertising cost for health insurance related Internet search terms. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. The exchanges also compete with us for new members, and under regulations adopted as a part of healthcare reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may inhibit our ability to grow our membership. Competitive pressure from government-run health insurance exchanges has, and may in the future, result in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

Our business may be harmed if certain aspects of the Patient Protection and Affordable Care Act that are beneficial to our business are successfully challenged and held unenforceable by the courts.

A large number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations.  In the event these lawsuits are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business or cause changes in the health insurance industry that are adverse to our business, our business, operating results and financial condition could be harmed. For example, the United States Supreme Court heard arguments in a case encaptioned King v. Burwell in March of 2015. The case challenges the ability of the Federal government to provide health insurance subsidies under the Affordable Care Act in the form of premium tax credits and cost sharing reductions to individuals and families who purchase qualified health plans through the FFM as opposed to a government run health insurance exchange operated by a state. If the Supreme Court rules that individuals and families cannot receive these subsidies in connection with their purchase of qualified health plans through the FFM, the impact of the ruling on health care reform in general and on our business is unclear, but such a decision could materially harm our business, operating results and financial condition. As a result of such a decision, the many individuals and families who used our services to enroll in qualified health plans through the FFM could cease receiving government subsidies and may stop paying for their health insurance plans, which would cause us to cease receiving commissions relating to our sale of those plans. In addition, we do not have the ability to scalably enroll subsidy-eligible individuals online through any government-run health insurance exchange beside the FFM, and such a decision would adversely impact or take away our ability to efficiently assist a large number of individuals in enrolling in subsidy-eligible health insurance. A decision that the government cannot provide subsidies to individuals and families who purchased health insurance through the FFM also could have significant impacts to health care reform as a whole that could harm our business, operating results and financial condition. For example, such a decision would adversely impact the affordability of health insurance and the mandate to purchase health insurance or pay a tax penalty in the 37 states where the FFM operates. The mandate is only applicable if health insurance in the state is affordable to individuals and families based on their income, and health insurance may not be affordable to many individuals without the receipt of subsidies. The weakening of the mandate in these states could in turn cause health insurance companies to increase the cost of health insurance in those states or cease selling health insurance in those states altogether. In response to a United States Supreme Court decision determining that individuals and families purchasing health insurance through the FFM cannot receive subsidies, the Affordable Care Act could be amended to allow for those individuals and families to receive subsidies, but the amendment would require the President of the United States and both houses of Congress to agree on a resolution and the resolution itself may adversely impact our business. In addition, responses short of amending the Affordable Care Act could be adopted that may adversely impact our business. It is impossible to predict the impact that a United States Supreme Court decision in King v. Burwell would have on our business and on the Affordable Care Act and the health insurance industry in general, but it could materially harm our business, operating results and financial condition.

Our future operating results are likely to fluctuate and could fall short of expectations.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods.  The seasonality in our business could change in the future for a number of reasons, including as a result of changes in timing of individual and family health plan and Medicare annual open enrollment periods and changes in, and the enforceability of, the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. For example, if the timing of the open enrollment periods for Medicare related health insurance or individual and family health insurance change, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed. Additional information regarding the seasonality in our business is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new policies through other sources or use a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Our expense reduction measures have impacted the number of our employees dedicated to customer service in our individual and family health insurance business, which could cause a greater number of individuals to be dissatisfied with our customer service. Consumers may also purchase health insurance policies directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. The Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted.

Our revenue will be adversely impacted if commission rates decline or if consumers choose health insurance products for which we receive lower commissions.

Our revenue will be adversely impacted if our commission rates decline. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the average premiums of plans purchased through us, the laws and regulations in those jurisdictions and health care reform. Our commission revenue per member has, and could in the future, decrease as a result of either reductions in contractual commission rates, unfavorable changes in health insurance carrier override commission programs, or the mix of carriers whose products we sell during a given period, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 26% and 34% of our total revenue in the three months ended March 31, 2014 and 2015, respectively. Revenue derived from carriers owned by WellPoint represented approximately 11% and 8% of our total revenue in the three months ended March 31, 2014 and 2015, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11% and 9% of our total revenue in the three months ended March 31, 2014 and 2015, respectively. Revenue derived from carriers owned by Aetna represented approximately 11% and 9% of our total revenue in the three months ended March 31, 2014 and 2015, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition.

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

CMS and the health insurance carriers whose Medicare plans we sell must approve our websites, our marketing partners' websites and call center scripts for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent.  Moreover, we use Medicare plan cost and benefit data collected and made publicly available by CMS.  In the event that CMS or a health insurance carrier disapproves, or delays approval, of our websites, our marketing partners' websites or call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition. Further, if a marketing partner does not consent to or is otherwise unable to comply with the CMS marketing guidelines, our business, operating results and financial condition would be harmed.
In addition, each time we or our marketing partners substantively change our websites or call center scripts, we need to resubmit them to our health insurance carriers and CMS for approval. We are not permitted to make these submissions ourselves. Given the review cycles our scripts and websites undergo, it is very difficult to make changes to them, which could impact our business, operating results and financial condition. In addition, if a change to our scripts or websites is required by CMS or health insurance carriers, we may be prevented from selling Medicare plans during this period of review, which could harm our business, operating results, and financial condition, particularly if it occurred during annual enrollment period.

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

•	our ability to leverage our technology in order to sell Medicare related plans over the telephone efficiently;

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

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, which could cause a reduction in our compensation as a health insurance agent in connection with the sale of these plans.  In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial conditions could be harmed. CMS adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. As a result, we will record all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in our recognition of no renewal commission revenue in the second, third or fourth quarters of 2015 and future years. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and any noncompliance with them could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.  As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements.  In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review.  Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, CMS rules currently prohibit health insurance agents from enrolling individuals into Medicare Advantage and Medicare Part D prescription drug plans online.  Individuals are currently able to enroll in these plans online after shopping for these plans on our website given that we have established relationships with health insurance carriers to complete the enrollment on a platform owned or licensed by the carrier.  If CMS determines to change its rules to prohibit enrollment in that manner, it could harm our business, operating results and financial condition. In addition, in February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed for approval with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and approval. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a large number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed and approved by CMS, which could harm our business, operating results and financial condition. In addition, even for our marketing partner websites and marketing material that are filed with CMS, CMS may not approve the use of the websites or marketing material for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which also will make it difficult to adapt and optimize marketing partner websites and marketing material in a short amount time. Given these circumstances, the CMS guidance relating to third part websites could harm our business, operating results and financial condition.

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we have experienced an increase in the percentage of mobile phone and tablet visitors to our platform, and the conversion rate for individuals who use our mobile and tablet platform to shop for and purchase health insurance has historically been lower than desktop and laptop users. We may make changes to our ecommerce platform or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform or telephonically via our customer care centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platform or telephonically via our customer care centers into members suffers, or in the event the number of mobile and tablet visitors to our platform continues to increase, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

While we have assisted subsidy eligible individuals in applying for qualified health insurance plans in non-FFM states, we are not able to do so entirely online. If these state exchanges do not adopt processes and technology that allow us to assist subsidy-eligible individuals in enrolling through these exchanges over the Internet and without use of health insurance agents in our customer care centers, we will not be able to enroll large numbers of subsidy eligible individuals in these states and our business, operating results and financial condition could be harmed. In the absence of the ability to enroll individuals over the Internet, our ability to enroll individuals in non-FFM states will be adversely impacted by the expense reduction measures we have taken, which could harm our business, operating results and financial condition.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, government health insurance exchange websites have recently begun to appear prominently in algorithmic search results. Our website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings.  The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. This competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. This competition increased substantially during the open enrollment periods for individual and family health insurance and Medicare related health insurance and may increase further if these open enrollment periods occur over the same period of time. If paid search advertising costs increase or becomes cost prohibitive, whether as a results of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

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

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of these factors. If we are not able to do so, our business, operating results and financial condition could be harmed. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in noncompliance with those laws, regulations and guidelines. For instance, CMS recently issued guidance that health insurance carriers have interpreted to mean that websites and marketing material of our Medicare related marketing partners must go through the process of CMS filing and approval. Our marketing partners may not consent to having their websites or other marketing material filed with CMS, and we and health insurance carriers may not be able to dedicate the resources necessary to have the websites and marketing material reviewed, filed and approved . If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare related health insurance plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

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

Our success is also dependent upon our ability to attract and retain qualified personnel for all areas of our organization. Recently, we implemented a reduction in our workforce to align our employee base and cost structure with our current and anticipated revenues. These reductions will result in reallocations of duties and may increase employee uncertainty and discontent and may cause unintended or increased attrition. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all, and the reductions in force could make it more difficult to do so. If we are unable to attract and retain the necessary personnel, our business would be harmed.

We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our recently implemented cost reduction plan.

In March 2015, we implemented an organizational restructuring and cost reduction plan. As part of the plan, we eliminated 160 full-time positions in the United States, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of $3.9 million for employee termination benefits and related costs as well as $0.6 million in other pre-tax restructuring charges, including facility costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were substantially completed. In March 2015, we also eliminated certain positions in our China operation.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in the research and development tax credit laws, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, given increased uncertainty regarding our future taxable income, we modified our assessment of the realizability of our domestic deferred tax assets and recorded a full valuation allowance against our domestic deferred tax assets in the amount of $11.5 million during the fourth quarter of 2014, resulting in expected minimum taxes recorded in the first quarter of 2015. The related domestic deferred tax assets remain available for use in future periods and will reduce the Company’s tax provision if taxable income is generated. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed.

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

Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. While we have contingency plans and insurance coverage for potential liabilities of this nature, these may not be sufficient to cover all claims and liabilities. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with Payment Card Industry, or PCI, security standards in order to accept credit card information from consumers. PCI compliance is generally assessed on an annual basis, and we may not always be compliant with new and evolving PCI standards. If we are not in compliance with PCI standards, we may not be able to accept credit card information from consumers and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our strategic partners, customers or our current competitors, may materially adversely affect the market price of our common stock in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. As discussed in Item 1, Legal Proceedings, two purported class action lawsuits were filed against us in January and March 2015. Such litigation could result in substantial cost and a diversion of management’s attention and resources. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of March 31, 2015. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6.    EXHIBITS

(a)  Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.2*	†	Executive Bonus Plan 2015
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2015.

/s/ Gary L. Lauer
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ Stuart M. Huizinga
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.2*	†	Executive Bonus Plan 2015
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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