Form 10-Q
period 2015-06-30
eHealth, Inc.
filed 2015-08-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2015 was 18,080,207 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	June 30, 2015
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$51,415	$51,812
Accounts receivable	8,200	10,169
Deferred income taxes	386	386
Prepaid expenses and other current assets	6,474	6,392
Total current assets	66,475	68,759
Property and equipment, net	9,640	8,510
Other assets	5,679	4,122
Intangible assets, net	10,774	10,140
Goodwill	14,096	14,096
Total assets	$106,664	$105,627

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,961	$2,066
Accrued compensation and benefits	8,204	8,365
Accrued marketing expenses	8,707	1,711
Deferred revenue	869	602
Accrued restructuring charges	—	289
Other current liabilities	2,996	4,647
Total current liabilities	26,737	17,680
Non-current liabilities	6,449	6,608
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	259,007	263,195
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	14,261	17,929
Accumulated other comprehensive income	179	184
Total stockholders’ equity	73,478	81,339
Total liabilities and stockholders’ equity	$106,664	$105,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue
Commission	$38,526	$37,396	$84,103	$95,215
Other	4,068	2,498	9,431	5,967
Total revenue	42,594	39,894	93,534	101,182
Operating costs and expenses:
Cost of revenue	892	670	3,005	3,084
Marketing and advertising	9,609	9,285	32,718	34,736
Customer care and enrollment	8,984	7,658	18,697	19,519
Technology and content	9,550	8,591	20,017	19,364
General and administrative	6,857	7,516	15,151	15,489
Restructuring charges	—	58	—	4,541
Amortization of intangible assets	354	288	708	633
Total operating costs and expenses	36,246	34,066	90,296	97,366
Income from operations	6,348	5,828	3,238	3,816
Other expense, net	(29)	(9)	(68)	(23)
Income before provision for income taxes	6,319	5,819	3,170	3,793
Provision for income taxes	3,296	69	1,700	125
Net income	$3,023	$5,750	$1,470	$3,668

Net income per share:
Basic	$0.16	$0.32	$0.08	$0.20
Diluted	$0.15	$0.32	$0.07	$0.20

Weighted-average number of shares used in per share amounts:
Basic	18,978	17,967	18,914	17,906
Diluted	19,775	18,035	19,821	17,998

Comprehensive income:
Net income	$3,023	$5,750	$1,470	$3,668
Foreign currency translation adjustment	1	4	17	5
Comprehensive income	$3,024	$5,754	$1,487	$3,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2015
Operating activities
Net income	$1,470	$3,668
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(2,035)	—
Depreciation and amortization	2,061	2,108
Amortization of internally-developed software	209	318
Amortization of book-of-business consideration	1,805	1,991
Amortization of intangible assets	708	633
Stock-based compensation expense	4,295	3,858
Deferred rent	34	28
Changes in operating assets and liabilities:
Accounts receivable	(2,277)	(1,955)
Prepaid expenses and other assets	(1,282)	(243)
Accounts payable	(227)	(3,895)
Accrued compensation and benefits	(3,051)	159
Accrued marketing expenses	(6,086)	(6,996)
Deferred revenue	(603)	(432)
Accrued restructuring charges	—	569
Other liabilities	(123)	1,736
Net cash provided by (used in) operating activities	(5,102)	1,547
Investing activities
Purchases of property and equipment and other assets	(2,340)	(1,432)
Purchase of intangible assets	(4,500)	—
Net cash used in investing activities	(6,840)	(1,432)
Financing activities
Net proceeds from exercise of common stock options	3,244	1,049
Cash used to net-share settle equity awards	(3,355)	(736)
Excess tax benefits from stock-based compensation	3,663	—
Repurchase of common stock	(28,256)	—
Principal payments in connection with capital leases	(40)	(40)
Net cash provided by (used in) financing activities	(24,744)	273

Effect of exchange rate changes on cash and cash equivalents	13	9

Net increase (decrease) in cash and cash equivalents	(36,673)	397
Cash and cash equivalents at beginning of period	107,055	51,415
Cash and cash equivalents at end of period	$70,382	$51,812

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2015, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2014 and 2015 and its cash flows for the six months ended June 30, 2014 and 2015. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2015.

Seasonality—The majority of our individual and family plans are sold in the open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. For example, in the second quarter of 2015, the number of individual and family applications submitted on our website decreased compared to periods inside the second open enrollment period that began on November 15, 2014 and ended on February 15, 2015.

 The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Additionally, substantially all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, resulting in our recognizing substantially all renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in our first quarter. Accordingly, Medicare plan-related commission revenue is highest in our first quarter, with Medicare plan-related commission revenue being higher in our fourth quarter compared to our second and third quarters.

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the second open enrollment period for individual and family health insurance that began on November 15, 2014 and ended on February 15, 2015, marketing and advertising expenses increased during the fourth quarter of 2014 and first quarter of 2015, consistent with the increases in individual and family submitted applications, compared to periods outside the open enrollment period. During the second quarter of 2015, marketing and advertising expenses decreased, consistent with the decrease in submitted applications, compared to periods during the open enrollment period. In addition, due to the initial open enrollment period for individual and family health insurance that began in October 2013 and ended on March 31, 2014, marketing and advertising expenses

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications.

In the second quarter of 2015, we recorded net income in part due to significantly lower marketing and advertising expenses associated with the decrease in the number of individual and family health insurance applications submitted outside of the open enrollment period and lower customer care and enrollment expenses associated with fewer sales and enrollment personnel required to handle the lower volume of submitted applications outside of the open enrollment period. In the second quarter of 2015, net income also benefitted from increased revenue resulting from members who submitted applications during the second open enrollment period, which ended on February 15, 2015. In addition, our customer care and enrollment and technology and content expenses decreased in the second quarter of 2015, as a result of an organizational restructuring and cost reduction plan we implemented in the first quarter of 2015, which also contributed to net income during the second quarter of 2015. Conversely, in the first quarter of 2015 and the first and fourth quarters of 2014, we incurred a net loss due in part to our higher marketing and advertising expenses associated with the individual and family health insurance applications submitted during the open enrollment periods for individual and family health insurance and Medicare-related health insurance applications submitted during the Medicare annual enrollment periods without a commensurate level of additional revenue resulting from those applicants during the enrollment periods.

Recent Accounting Pronouncements—In February 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 , "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and can be adopted using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2014 and June 30, 2015, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2014 and June 30, 2015, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2014 and 2015.

As of December 31, 2014 and June 30, 2015, our cash and cash equivalent balances were invested as follows (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2014	June 30, 2015
Cash	$15,793	$17,189
Money market funds	35,622	34,623
Total cash and cash equivalents	$51,415	$51,812

Our money market funds reflect unadjusted quoted prices in active markets for identical assets and are classified as Level 1 as of December 31, 2014 and June 30, 2015.

Accounts Receivable—As of December 31, 2014 and June 30, 2015, our accounts receivable consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Medicare renewal commission receivable	$355	$8,566
Accounts receivable - from other revenues	2,462	1,304
Other commissions receivable	5,383	299
Total accounts receivable	$8,200	$10,169

As a result of a regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. We fully implemented this new rule in our first quarter ended March 31, 2015. We recognize a full year of renewal commission revenue at the time a policy is renewed, however, renewal commissions for Medicare Advantage products are paid monthly. As a result, the majority of renewal commissions for that product is collected in quarters subsequent to the first quarter.

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2014 Equity Incentive Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2014	4,164
Restricted stock units granted	(692)
Options granted	(34)
Restricted stock units cancelled (1)	85
Options cancelled (2)	13
Shares available for grant June 30, 2015	3,536

(1)
Restricted stock units cancelled does not include 62,000 restricted stock units cancelled under the 2006 Equity Incentive Plan, as our 2006 Equity Incentive Plan has been terminated with respect to our making additional awards under the Plan.

(2)
Options cancelled does not include 211,000 stock options cancelled under the 2006 Equity Incentive Plan, as our 2006 Equity Incentive Plan has been terminated with respect to our making additional awards under the Plan.

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

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2014	1,724	$18.50	3.31	$12,884
Granted	34	$11.37
Exercised	(114)	$9.20		$382
Cancelled	(224)	$21.79
Balance outstanding at June 30, 2015	1,420	$18.56	3.06	$222
Vested and expected to vest at June 30, 2015	1,397	$18.51	3.03	$217
Exercisable at June 30, 2015	1,108	$17.86	2.63	$179

(1)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2014 and June 30, 2015 and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the three and six months ended June 30, 2014 was $0.5 million and $1.2 million, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2015 was $0.4 million and $0.9 million, respectively.

The following table summarizes restricted stock unit activity, including performance-based and market-based restricted stock unit activity, under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2014	873	$30.86	2.52	$21,753
Granted	692	$10.59
Vested	(195)	$24.02
Cancelled	(147)	$26.53
Balance outstanding as of June 30, 2015	1,223	$21.00	2.92	$15,522

(1)	Includes certain restricted stock units with both service and performance-based or market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2014 and June 30, 2015 multiplied by the number of restricted stock units outstanding as of December 31, 2014 and June 30, 2015, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The amount of expense recorded for performance-based restricted stock units is based on expected attainment of performance criteria. The total fair value of restricted stock units vested during the three and six months ended June 30, 2014 was $1.4 million and $9.8 million, respectively. The total fair value of restricted stock units vested during the three and six months ended June 30, 2015 was $0.9 million and $2.1 million, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three and six months ended June 30, 2015. In addition to the shares repurchased under our past repurchase programs as of June 30, 2015, we have in treasury 348,475 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

units. As of December 31, 2014 and June 30, 2015, we had a total of 10,945,607 shares and 11,012,363 shares, respectively, held in treasury.
Stock-Based Compensation—The fair value of stock options granted to employees for the three and six months ended June 30, 2014 and 2015 was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Expected term	4.2 years	4.3 years	4.2 years	4.3 years
Expected volatility	45.9%	63.6%	45.9%	63.6%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.42%	1.15%	1.42%	1.15%
Weighted-average fair value	$17.01	$5.70	$17.01	$5.70

In March 2015, we granted market-based stock unit awards to certain members of senior management. Each market-based stock unit award represents a contingent right to receive certain shares of the Company’s common stock upon the attainment of certain stock prices over a four-year performance period. Once a stock price threshold is achieved, the portion of the award related to that threshold will vest on the one-year anniversary of the date of achievement, subject to the employee's continued service through each vesting date. Compensation expense related to these awards is recognized on an accelerated basis over the requisite service period. The weighted-average fair value of the market-based stock unit awards was determined using the Monte Carlo simulation model incorporating the following weighted average assumptions:

Expected term	2.59
Expected volatility	64.7%
Expected dividend yield	—%
Risk-free interest rate	1.13%
Weighted-average fair value	$6.69

There were no market-based stock unit awards granted during the three months ended June 30, 2015 and the three and six months ended June 30, 2014.

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Stock options	$564	$371	$1,206	$833
Restricted stock units	1,286	1,456	3,089	3,025
Total stock-based compensation expense	$1,850	$1,827	$4,295	$3,858

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Marketing and advertising	$579	$446	$1,236	$1,037
Customer care and enrollment	71	139	167	256
Technology and content	429	511	991	946
General and administrative	771	731	1,901	1,506
Restructuring charges	—	—	—	113
Total stock-based compensation expense	$1,850	$1,827	$4,295	$3,858

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 – Income Taxes

The following table summarizes our provision for income taxes and our effective tax rates for the three and six months ended June 30, 2014 and 2015 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Income before provision for income taxes	$6,319	$5,819	$3,170	$3,793
Provision for income taxes	$3,296	$69	$1,700	$125
Effective tax rate	52.2%	1.2%	53.6%	3.3%

Our effective tax rate in the three and six months ended June 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. Our effective tax rate in the three and six months ended June 30, 2015 was lower than statutory federal and state tax rates due primarily to the change in valuation allowance, partially offset by certain discrete items.

During the three and six months ended June 30, 2014, excess federal and state tax benefits related to share-based payments resulted in increases of $0.4 million and $3.7 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow. During the three and six months ended June 30, 2015, no excess federal and state tax benefits related to share-based payments were recognized.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Basic:
Numerator:
Net income allocated to common stock	$3,023	$5,750	$1,470	$3,668
Denominator:
Weighted average number of common stock shares outstanding	18,978	17,967	18,914	17,906
Net income per share—basic:	$0.16	$0.32	$0.08	$0.20
Diluted:
Numerator:
Net income allocated to common stock	$3,023	$5,750	$1,470	$3,668
Denominator:
Weighted average number of common stock shares outstanding	18,978	17,967	18,914	17,906
Weighted average number of options	623	20	702	22
Weighted average number of restricted stock units	174	48	205	70
Total common stock shares used in diluted per share calculation (1)	19,775	18,035	19,821	17,998
Net income per share—diluted:	$0.15	$0.32	$0.07	$0.20

(1)	Total common stock shares used in diluted per share calculation excludes market-based stock unit awards for which the related contingency had not been met as of June 30, 2015.

For each of the three- and six-month periods ended June 30, 2014 and 2015, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Common stock options	130	1,450	27	1,507
Restricted stock units	65	492	—	447
Total	195	1,942	27	1,954

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2014 and June 30, 2015, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2014	June 30, 2015
United States	$39,752	$36,446
China	437	422
Total	$40,189	$36,868

Significant Customers—Substantially all revenue for the three and six months ended June 30, 2014 and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2014 and 2015 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Humana	21%	13%	24%	26%
Anthem (1)	11%	11%	11%	9%
UnitedHealthcare (2)	9%	11%	10%	10%
Aetna (3)	10%	8%	10%	9%

(1)Anthem also includes other carriers owned by Anthem.
(2)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 68% and 64% of our commission revenue in the three and six months ended June 30, 2014, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 65% and 49% of our commission revenue in the three and six months ended June 30, 2015, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of December 31, 2014, three customers represented 30%, 17% and 14%, respectively, of our $8.2 million outstanding accounts receivable balance. As of June 30, 2015, one customer represented 58% of our $10.2 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and June 30, 2015. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2015. Accordingly, our estimate for uncollectible amounts at June 30, 2015 was not material.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Restructuring Charges

In March 2015, we implemented an organizational restructuring and cost reduction plan designed to rebalance our resources and help reduce our cost structure as a result of lower than expected individual and family health insurance plan membership and revenue. As part of the plan, we eliminated approximately 160 full-time positions in the United States, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs as well as $0.6 million in other pre-tax restructuring charges, primarily consisting of facility exit costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were approved and substantially completed. In March 2015, as part of our restructuring activities, we also eliminated certain positions in our China operation.

The following table summarizes the total cash and non-cash restructuring charges recorded during the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Employee termination costs	$—	$57	$—	$3,791
Non-cash employee termination costs - stock-based compensation	—	—	—	113
Facility and other termination costs	—	1	—	637
Total restructuring charges	$—	$58	$—	$4,541

The following table summarizes the cash-based restructuring charges liability activity during the six months ended June 30, 2015 (in thousands):

	Six Months Ended June 30, 2015
	Beginning balance	Charges	Payments	Ending balance

Employee termination costs	$—	$3,791	$(3,754)	$37
Facility and other termination costs	—	637	(105)	532
Total restructuring liability	$—	$4,428	$(3,859)	$569
Less: non-current restructuring charges associated with facilities				(280)
Restructuring charges liability - current				$289

Note 8 - Commitments and Contingencies

Legal Proceedings—On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  On May 6, 2015, the Court consolidated the two cases.  On June 10, 2015, a consolidated complaint was filed.  The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015.  The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.  On July 15, 2015, defendants moved to dismiss the consolidated complaint.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. At December 31, 2014 and June 30, 2015 we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and our membership; our expectations relating to revenue (including commission revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses and profitability; expectations regarding the potential costs and impact of our cost reduction measures and reduction in headcount; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; our expectations relating to the commission rates that health insurance carriers will pay; our expectations relating to the seasonality of our business; our expectations relating to the renewal of Medicare-related health insurance plans and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our expectations relating to seasonal trends in our business relating to the sale of Medicare-related health insurance; estimations of our membership and related assumptions that we make in our membership estimations; our expectations relating to membership attrition and retention rates; the shift between marketing partner and direct marketing channels as sources of submitted individual and family plan applications during 2015; our critical accounting policies and related estimates; our expectation that we will experience an increase in submitted applications during open enrollment periods; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our beliefs relating to the potential for collection of our accounts receivable; expected competition from government-run health insurance exchanges and other sources; our ability to adjust headcount to respond to changes in demand due to annual open enrollment periods; our ability to convert subsidy-eligible individuals and families into members; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; the timing and source of our Medicare-related revenue; the impact of the healthcare reform laws on the healthcare industry in future periods; the potential impact of lawsuits challenging certain aspects of the Affordable Care Act; the merits of any lawsuits filed against us; future capital requirements; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform and court decisions relating to healthcare reform; our ability to retain existing members and enroll a large number of individuals and families during the annual healthcare reform open enrollment period; our ability to align our expenses with our revenue; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; competition, including competition from government-run health insurance exchanges; political, legislative and legal challenges to the Affordable Care Act; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; the impact of healthcare reform on the cost of health insurance; the cost of health insurance in the upcoming open enrollment period;
the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; variability in timing of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; the evolving nature of Affordable Care Act implementation; our relationships with health insurance carriers; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; our ability to successfully market and sell Medicare-related health insurance plans; the operations of our customer care center; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers' satisfaction with our service; changes in the competitive landscape; our ability to attract new members and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; our ability to develop an effective process for purchasing of health insurance over the Internet on smartphones, tablets and devices other than desktop or laptop computers; dependence upon Internet search engines; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; general economic factors; dependence on our operations in China; success of our sponsorship and advertising business; protection of our intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; maintenance of relationships with business development partners; difficulties, delays, unexpected costs and an inability to achieve anticipated cost savings from our recently implemented organizational restructuring and cost reduction program; potential acquisitions; potential consolidation in the health insurance industry; maintenance of proper and effective internal controls; potential changes to accounting standards and interpretations; impact of provisions for income taxes; changes in laws and regulations, including in connection with health care reform and/or with respect to the marketing and sale of Medicare-related plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2015, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 90% of total revenue in the three and six months ended June 30, 2014 and represented 94% of total revenue in the three and six months ended June 30, 2015.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part II, Item 1A. Risk Factors - Risks Related to Our Business. While aspects of health care reform may positively impact our business, the aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product and for new members will depend upon a number of factors, including health insurance company practices, individual financial circumstances and their eligibility for health care reform subsidies, our members’ existing health insurance plans, the price of health insurance and our ability to offer and sell subsidy-eligible health insurance plans efficiently in an online process. Moreover, we are facing new competition in the form of government run health insurance exchanges. Our ability to act as a health insurance agent to health care reform subsidy-eligible individuals depends upon government-run health insurance exchanges developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans over the Internet, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to maintain compliance with these and other requirements could present significant challenges for us. In addition, the implementation of an open enrollment period for the purchase of individual health insurance also presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time and inhibits our ability to obtain new health insurance members outside of the open enrollment period. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. In light of these and other considerations, health care reform has negatively impacted our business and results of operations and could in the aggregate have a material adverse effect on our business and results of operations in the future.

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

Restructuring

On March 10, 2015, we implemented an organizational restructuring and cost reduction plan. As part of the plan, we eliminated approximately 160 full-time positions, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs as well as $0.6 million in other pre-tax restructuring charges, primarily consisting of facility exit costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were substantially completed. In March 2015, as part of our restructuring activities, we also eliminated certain positions in our China operation.

Sources of Revenue

Commission Revenue

Commission revenue attributable to major medical individual and family health insurance plans was approximately 68% and 64% of our commission revenue in the three and six months ended June 30, 2014, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 65% and 49% of our commission revenue in the three and six months ended June 30, 2015, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was due primarily to increases in commission revenue attributable to Medicare-related health insurance plans while individual and family plan commissions declined year over year.

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

The implementation of health care reform has had a significant impact on our individual and family health insurance membership and commission revenue. For example, health care reform established open enrollment periods for the purchase of individual and family insurance. The first open enrollment period ran from October 1, 2013 through March 31, 2014 for coverage effective in 2014, and the second ran from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  The next annual open enrollment period for individual and family health insurance is scheduled to run from November 1, 2015 through January 31, 2016 for coverage effective in 2016. Individuals and families generally are not able to purchase individual and family health insurance outside of open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  Open enrollment periods have changed the seasonality of our individual and family health insurance business.

Our individual and family health insurance commission revenue is influenced by a number of factors, including:

•	the number of applications for individual and family health insurance we submit to health insurance carriers;

•	the number of individuals applying for health insurance on submitted applications;

•	the rate at which the individuals and families on those applications turn into paying members;

•	the commission rates we receive for the plans that we sell; and

•	our membership retention.

Submitted Applications. In connection with the initial health care reform open enrollment period, that began on October 1, 2013 and ended on March 31, 2014, we experienced a significant increase, relative to historical levels, in the number of submitted applications for individual and family health insurance during the fourth quarter of 2013 and the first quarter of 2014. Following the conclusion of the initial open enrollment period, our individual and family health insurance submitted applications decreased significantly during the second and third quarters of 2014 relative to historical levels and to the first quarter of 2014. The second open enrollment period began on November 15, 2014 and ended on February 15, 2015. While we experienced a significant increase in the number of submitted applications for individual and family health insurance during the fourth quarter of 2014 compared to the second and third quarters of 2014, they were 41% below the number of submitted application during the fourth quarter of 2013. The number of individual and family health insurance submitted applications during the first quarter of 2015 was higher than the number of applications submitted during the fourth quarter of 2014, but 17% below the number of applications submitted during the first quarter of 2014. Outside the second open enrollment period, the number of individual and family health insurance submitted applications during the second quarter of 2015 decreased significantly compared to the first quarter of 2015 but remained relatively flat compared to the second quarter of 2014. Similar to 2014, we expect individual and family submitted applications to remain relatively flat in the third quarter of 2015 compared to the second quarter of 2015. We also expect individual and family submitted applications will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the next open enrollment period.

Members per Submitted Application. We also experienced a decline in the average number of members on our submitted individual and family plan health insurance applications in the first quarters of 2014 and 2015 compared to the second through fourth quarters of 2013 and 2014, respectively, which were outside the open enrollment period under health care reform. While the average returned to historical rates in the second quarter of 2014, it did not return to historical rates in the second quarter of 2015. The lower average during the first quarters of 2014 and 2015, when individual and family plan submitted applications were highest as a result of the open enrollment period, adversely impacted our membership throughout 2014 and 2015 as well as the commission revenue we would have received throughout 2014 and 2015 had the average been consistent with historical levels prior to that period.

Approval Rates. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the first quarters of 2014 and 2015 compared to periods before health care reform implementation. However, during the second and third quarters of 2014, we also experienced a decrease in the rate at which these approvals resulted in paying members. This decrease was mainly due to an increase in the rate of non-payment of initial premium by applicants, as well as health insurance carrier-specific issues. In addition, during the second and third quarters of 2014, some carriers postponed payment of commission to us for qualified health insurance plans where the member holding the plan is receiving a subsidy, until the health insurance carrier received both the premium payment from the member and the subsidy payment from the federal government, which further delayed our ability to recognize revenue from the sale of these policies during 2014. During the first quarter of 2015, we experienced an increase in the rate at which these approvals resulted in paying members, compared to the first and second quarters of 2014. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefitted from carriers paying us earlier on policies approved during the recently completed open enrollment period compared to a year ago. We believe that the more timely payments of commissions resulted from our carrier partners being better prepared to handle large application volumes during the recently completed open enrollment period compared to the first open enrollment period a year ago, and we also took steps to work with our carrier partners to ensure that their processes resulted in more timely commission payments to us. It is unclear whether this trend will continue throughout the remainder of 2015.

Commission Rates. The average commission dollars per-member-per-month that we receive for new individual and family health insurance plan members varies based upon a number of factors, including the ratio of policies that we sold for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sold, the mix of our members by health insurance carrier and the commission rates we receive from each carrier. The increased volume of individual and family health insurance submitted applications during the open enrollment periods caused us to experience a shift in the concentration of our membership by health insurance carrier and type of plan purchased. For example, some health insurance carriers exited or reduced selling efforts in certain markets during the initial open enrollment period, while others increased their marketing efforts in certain markets. These and other factors resulted in a change in the concentration of our individual and family health insurance members by carrier, which had the impact, after incorporating the positive impact of health insurance premium inflation, of reducing our average commission rate per member in the second and third quarters of 2014. However, we observed higher commissions on many of the individual and family health insurance plan policies that we sold during the second open enrollment period for which we received payments from health insurance carriers during the first and second quarters of 2015 compared to policies that we sold during the first open enrollment period for which we received payments from health insurance carriers during the first and second quarters of 2014. We believe that at least some of this can be explained by higher average premiums on qualified health plans that we were able to sell in greater volume during the most recent open enrollment period and by overall premium inflation across the market for individual and family health insurance. It is unclear whether this trend will continue throughout the remainder of 2015.

Retention Rates. Our individual and family health insurance commission revenue is also influenced by our individual and family health insurance member retention rates. The member retention rates on our individual and family membership were negatively impacted by health care reform beginning in the fourth quarter of 2013, throughout 2014 and during the first half of

2015. As a result, the number of new individual and family health insurance members added during the second, third and fourth quarters of 2014 and the first and second quarters of 2015, was not enough to offset the loss of existing members, resulting in an annual decline in individual and family health insurance estimated membership during those periods. We expect this trend to continue in the third and fourth quarters of 2015.

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

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. For example, during 2014, 62% of our Medicare plan-related applications were submitted during the fourth quarter. Historically, we recognized a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year. As a result of a regulation issued by the CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, regardless of the month the policy went into effect, which resulted in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of 2015, resulted in negligible renewal commission in the second quarter of 2015 and will result in negligible renewal commission revenue in the second, third or fourth quarters of each year for these products. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year until January 1st.

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

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com, either directly, through paid search listings on Internet search engines and directories, or other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns. For the three and six months ended June 30, 2015, applications submitted through us for individual and family health insurance from our direct channel constituted 53% and 41%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2014, applications submitted through us for individual and family health insurance from our direct channel constituted 61% and 39%, respectively, of all individual and family health insurance applications submitted on our website.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three and six months ended June 30, 2015, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 42% and 47%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2014, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 27% and 42%, respectively, of all individual and family health insurance applications submitted on our website. We rely heavily on marketing partners as a source of submitted applications for Medicare-related health insurance plans. In February 2015 CMS issued guidance indicating that third-party websites and marketing material must be filed for approval with CMS.  Some health insurance carriers have interpreted this guidance to mean that websites and other marketing material of our marketing partners must go through the process of CMS filing and approval.  We have described various risks relating to the CMS guidance in Part II, Item 1A. Risk Factors - Risks Related to our Business.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. We incur expenses associated with search advertising in the period in which the consumer clicks on the advertisement. For the three and six months ended June 30, 2015, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 5% and 12%, respectively, of all individual and family health insurance applications submitted on our website. For the three and six months ended June 30, 2014, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 12% and 19%, respectively, of all individual and family health insurance applications submitted on our website.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. During the second quarter of 2015, marketing and advertising expenses decreased, consistent with the decrease in submitted applications, compared to periods during the open enrollment period. As a result of the second open enrollment period for individual and family plans that began on November 15, 2014 and ended on February 15, 2015, marketing and advertising expenses increased during the fourth quarter of 2014 and first quarter of 2015, consistent with the increases in submitted applications, compared to periods outside the open enrollment period. In addition, due to the initial open enrollment period for individual and family plans that began in October 2013 and ended on March 31, 2014, marketing and advertising expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications. Additionally, we expect individual and family-related marketing and advertising expense to decline significantly in the third quarter of 2015, outside of the open enrollment period, relative to the first quarter of 2015. We also expect both Medicare and individual and family health insurance submitted applications and related marketing and advertising expenses will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the next Medicare annual enrollment period and individual and family health insurance open enrollment period.

Because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising.  Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our online advertising channel has in the past resulted and could in the future result in marketing and advertising expenses significantly higher than our expectations. This has in the past negatively impacted and could in the future negatively impact our profitability during such periods, because the revenue (if any) derived from submitted applications that are approved by health insurance carriers is not recognized until future periods.

During the second quarter of 2015, with the decrease in submitted individual and family plan applications outside of the open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our direct member acquisition channel compared to the fourth quarter of 2014 and the first quarter of 2015. During the fourth quarter of 2014 and first quarter of 2015, as a result of the health care reform second open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our higher cost marketing partner member acquisition channel compared to the second and third quarters of 2014. During the second and third quarters of 2014, with the decreases in submitted individual and family plan applications outside of the health care reform open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our direct member acquisition channel compared to the fourth quarter of 2013 and first quarter of 2014. During the third quarter of 2015, we expect a greater number of submitted individual and family plan applications will come from our direct member acquisition channel, similar to the second quarter of 2015 and the third quarter of 2014. During the fourth quarter of 2015, as a result of the next open enrollment period, we expect the source of our submitted individual and family plan applications to again shift to our higher cost marketing partner channel, similar to prior years.

Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period, and to a lesser extent the open enrollment period for individual and family plans, during 2014, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarters of 2014 and 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the initial and second open enrollment periods for individual and family health insurance that ended on March 31, 2014 and February 15, 2015, respectively. Accordingly, our customer care center staffing costs have been significantly higher in our first and fourth quarters compared to the second and third quarters. These seasonal trends are expected to continue in 2015 as we will likely need to add seasonal customer care and enrollment personnel primarily to assist with the increase in submitted applications expected during the next Medicare annual enrollment period.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended June 30, 2014 and 2015 and as of June 30, 2014 and 2015:

	Three Months Ended	Three Months Ended
Key Metrics:	June 30, 2014	June 30, 2015
Operating cash flows (1)	$308,000	$12,719,000
IFP submitted applications (2)	24,800	23,900
IFP approved members (3)	95,100	36,800
Total approved members (4)	208,000	125,200
Commission revenue (5)	$38,526,000	$37,396,000
Commission revenue per estimated member for the period (6)	$30.40	$32.45
	As of	As of
	June 30, 2014	June 30, 2015
IFP estimated membership (7)	751,000	568,400
Medicare estimated membership (8)	113,200	169,100
Other estimated membership (9)	384,600	404,900
Total estimated membership (10)	1,248,800	1,142,400

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2015
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	61%	53%
Marketing partners (12)	27%	42%
Online advertising (13)	12%	5%
Total	100%	100%

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

(2)
Individual and Family Plan ("IFP") health insurance applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, provides a method for payment and clicks the submit button on our website and submits the application to us. The applicant generally has additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We include applications for IFP plans for which we receive commissions as well as other forms of payment. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include small business, short-term, stand-alone dental, life, accident or Medicare-related health insurance plans.

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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•
To calculate the estimated number of members active on individual and family plan insurance policies, we have taken the sum of (i) the number of IFP members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation after reducing that number using historical experience (for which the experience for the period from January 1, 2014 to June 30, 2014 was used for the calculation of membership as of June 30, 2015) for assumed member cancellations over the six-month period; and (ii) the number of approved members over the six-month period prior to the date of estimation after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate. In prior periods, we have used the rate at which approved members did not accept their policies over the relevant six-month period in the prior year to estimate IFP membership. However, we have already observed that the rate at which approved members accepted their policy is greater in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Compared to the quarter ended March 31, 2014, we have also received more timely payments from health insurance carriers of the first commission payment to us on applications that were approved during the quarter ended March 31, 2015. As a result, in order to estimate the assumed number of members who did not accept their approved policy for the six months ended June 30, 2015, we have applied the percentage of members who did not accept their approved policy from January 1, 2015 to March 31, 2015 for the first three months of the six-month estimation period and the historical period of April 1, 2014 through June 30, 2014 for the last three months of the estimation period.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions such as health care reform implementation on our membership retention. Health care reform and other factors could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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
During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2014 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2015		2014		2015
Revenue:
Commission	$38,526	90%	$37,396	94%	$84,103	90%	$95,215	94%
Other	4,068	10	2,498	6	9,431	10	5,967	6
Total revenue	42,594	100	39,894	100	93,534	100	101,182	100
Operating costs and expenses:
Cost of revenue	892	2	670	2	3,005	3	3,084	3
Marketing and advertising	9,609	23	9,285	23	32,718	35	34,736	34
Customer care and enrollment	8,984	21	7,658	19	18,697	20	19,519	19
Technology and content	9,550	22	8,591	22	20,017	21	19,364	19
General and administrative	6,857	16	7,516	19	15,151	16	15,489	15
Restructuring charges	—	—	58	—	—	—	4,541	4
Amortization of intangible assets	354	1	288	1	708	1	633	1
Total operating costs and expenses	36,246	85	34,066	85	90,296	97	97,366	96
Income from operations	6,348	15	5,828	15	3,238	3	3,816	4
Other expense, net	(29)	—	(9)	—	(68)	—	(23)	—
Income before provision for income taxes	6,319	15	5,819	15	3,170	3	3,793	4
Provision for income taxes	3,296	8	69	—	1,700	2	125	—
Net income	$3,023	7%	$5,750	14%	$1,470	2%	$3,668	4%
Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Marketing and advertising	$579	$446	$1,236	$1,037
Customer care and enrollment	71	139	167	256
Technology and content	429	511	991	946
General and administrative	771	731	1,901	1,506
Restructuring charges	—	—	—	113
Total stock-based compensation expense	$1,850	$1,827	$4,295	$3,858

Three and Six Months Ended June 30, 2014 and 2015

Revenue
The following table presents our commission, other revenue and total revenue for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Commission	$38,526	$37,396	$(1,130)	(3)%	$84,103	$95,215	$11,112	13%
Percentage of total revenue	90%	94%			90%	94%
Other	$4,068	$2,498	$(1,570)	(39)%	$9,431	$5,967	$(3,464)	(37)%
Percentage of total revenue	10%	6%			10%	6%
Total revenue	$42,594	$39,894	$(2,700)	(6)%	$93,534	$101,182	$7,648	8%

Three Months Ended June 30, 2014 and 2015—Commission revenue decreased $1.1 million, or 3% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a decrease of $2.0 million in individual and family health insurance-related commission revenue. This was partially offset by increases of $1.1 million in Medicare-related commission revenue and $0.3 million in commission override revenue.

Other revenue decreased $1.6 million, or 39%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due primarily to decreases of $1.3 million in online sponsorship and advertising revenue and $0.3 million in technology licensing revenue.

Six Months Ended June 30, 2014 and 2015—Commission revenue increased $11.1 million or 13%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to increases of $17.9 million in Medicare-related commission revenue and $1.1 million in ancillary health insurance commission revenue, consisting primarily of short-term, dental, vision and accident plan offerings. This was partially offset by decreases of $6.1 million in individual and family health insurance-related commission revenue and $0.8 million in commission override revenue.

The increases in Medicare-related and ancillary commission revenues are due to increased membership for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as well as regulations issued by the CMS that resulted in our recognizing renewal commission revenue for all Medicare Advantage and Medicare Part D prescription drug policies on January 1st beginning in 2015. In addition, approximately $3.0 million in Medicare commission revenues were pushed into the first quarter of 2015 from the fourth quarter of 2014 as a result of a new regulation that requires commissions on Medicare Advantage and Medicare Part D prescription drug products sold during the Annual Enrollment Period not to be paid to brokers until January 1, which is the effective date of these policies, and as a result of us not receiving commission information from certain carriers in the fourth quarter.

Other revenue decreased $3.5 million, or 37%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due decreases of $3.0 million in online sponsorship and advertising revenue and $0.7 million in technology licensing revenue, partially offset by an increase of $0.3 million in lead generation revenue.

We expect commission revenue to increase in absolute dollars in 2015 compared to 2014, primarily as a result of a continued increase in Medicare plan related commission revenue, partially offset by decreases in non-Medicare plan related commission revenue and commission override revenue. We expect other revenue to decline in absolute dollars in 2015 compared to 2014, primarily due to a decrease in online sponsorship and advertising revenue, and to a lesser extent, a decrease in technology licensing revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Cost of revenue	$892	$670	$(222)	(25)%	$3,005	$3,084	$79	3%
Percentage of total revenue	2%	2%			3%	3%

Three Months Ended June 30, 2014 and 2015—Cost of revenue decreased $0.2 million, or 25% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

Six Months Ended June 30, 2014 and 2015—Cost of revenue increased $0.1 million, or 3%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due primarily to an increase in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies. The increase is attributed to the Medicare policies renewing on January 1st and our recognizing the related annual commission revenue during the three months ended March 31, 2015.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%

Marketing and advertising	$9,609	$9,285	$(324)	(3)%	$32,718	$34,736	$2,018	6%
Percentage of total revenue	23%	23%			35%	34%

Three Months Ended June 30, 2014 and 2015—Marketing and advertising expenses decreased $0.3 million, or 3%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due primarily to a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.
.
Six Months Ended June 30, 2014 and 2015—Marketing and advertising expenses increased $2.0 million, or 6%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014,   due primarily to an increase of $2.4 million in variable advertising costs, partially offset by a $0.4 million decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015. The increase in variable advertising costs resulted from an increase of $8.2 million in the fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website and an increase of $1.6 million in direct marketing expenses, partially offset by a decrease of $7.4 million in online advertising costs.

We expect our marketing and advertising expenses to increase in absolute dollars in 2015 compared to 2014 due primarily to increased variable advertising costs associated with the second open enrollment period for individual and family health insurance plans, which ended on February 15, 2015, and the next open enrollment periods for individual and family health insurance and Medicare-related health insurance, which are scheduled to commence on November 1, 2015 and October 15, 2015, respectively, partially offset by a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Customer care and enrollment	$8,984	$7,658	$(1,326)	(15)%	$18,697	$19,519	$822	4%
Percentage of total revenue	21%	19%			20%	19%

Three Months Ended June 30, 2014 and 2015—Customer care and enrollment expenses decreased $1.3 million or 15% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.

Six Months Ended June 30, 2014 and 2015—Customer care and enrollment expenses increased $0.8 million, or 4%, in the six months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to an increase in compensation, benefits, licensing and other personnel costs related to additional customer care center personnel and consultants retained in connection with the open enrollment period for individual and family health insurance that ended on February 15, 2015.
We expect customer care and enrollment expenses to significantly decrease in absolute dollars in 2015 compared to 2014 as a result of a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015, partially offset by the cost of seasonal customer care center staffing necessary to handle the volume of applications during the next open enrollment periods for individual and family health insurance and Medicare-related health insurance, which are scheduled to commence on November 1, 2015 and October 15, 2015, respectively.

Technology and Content
The following table presents our technology and content expenses for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Technology and content	$9,550	$8,591	$(959)	(10)%	$20,017	$19,364	$(653)	(3)%
Percentage of total revenue	22%	22%			21%	19%

Three Months Ended June 30, 2014 and 2015—Technology and content expenses decreased $1.0 million, or 10%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.

Six Months Ended June 30, 2014 and 2015—Technology and content expenses decreased $0.7 million, or 3%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.

We expect technology and content expenses to decrease in absolute dollars in 2015 compared in 2014 as a result of a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.

General and Administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
General and administrative	$6,857	$7,516	$659	10%	$15,151	$15,489	$338	2%
Percentage of total revenue	16%	19%			16%	15%

Three Months Ended June 30, 2014 and 2015—General and administrative expenses increased $0.7 million, or 10%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to increases of $0.8 million in annual performance bonus expense and $0.4 million in legal expenses, partially offset by decreases of $0.2 million in lobbying expenses and $0.2 million in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.

Six Months Ended June 30, 2014 and 2015—General and administrative expenses increased $0.3 million, or 2%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to increases of $0.8 million in annual performance bonus expense and $0.6 million in legal expenses, partially offset by decreases of $0.5 million in lobbying expenses and $0.6 million in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015.

We expect general and administrative expenses to increase in absolute dollars in 2015 compared to 2014 as a result of the accrual of annual performance bonuses for fiscal 2015 and anticipated increases in both legal fees and stock-based compensation expense, partially offset by a decrease in compensation, benefits and other personnel costs resulting from the reduction in force announced in March 2015

Restructuring charges

The following table presents our restructuring charges for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Restructuring charges	$—	$58	$58	100%	$—	$4,541	$4,541	100%
Percentage of total revenue	—%	—%			—%	4%

Three Months Ended June 30, 2014 and 2015—The organizational restructuring and cost reduction plan implemented in March 2015 resulted in additional restructuring expense of $0.1 million related to employee termination costs in China in the three months ended June 30, 2015. No similar activities occurred in the three months ended June 30, 2014.

Six Months Ended June 30, 2014 and 2015—The organizational restructuring and cost reduction plan implemented in March 2015 resulted in restructuring charges of $4.5 million. These costs consist primarily of $3.9 million for employee termination benefits and related costs as well as $0.6 million in other restructuring charges, primarily relating to facility exit costs. No similar activities occurred in the six months ended June 30, 2014.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Amortization of intangible assets	$354	$288	$(66)	(19)%	$708	$633	$(75)	(11)%
Percentage of total revenue	1%	1%			1%	1%

Three Months Ended June 30, 2014 and 2015—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was relatively flat in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2014 and 2015—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was relatively flat in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Other Expense, Net
The following table presents our other expense, net, for the three and six months ended June 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Other expense, net	$(29)	$(9)	$20	(69)%	$(68)	$(23)	$45	(66)%
Percentage of total revenue	—%	—%			—%	—%

Three Months Ended June 30, 2014 and 2015—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the three months ended June 30, 2015.

Six Months Ended June 30, 2014 and 2015—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the six months ended June 30, 2015.

Provision (benefit) for Income Taxes
The following table presents our provision for income taxes for the three and six months ended June 30, 2014 and 2015 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
Provision (benefit) for income taxes	$3,296	$69	$(3,227)	(98)%	$1,700	$125	$(1,575)	(93)%
Percentage of total revenue	8%	—%			2%	—%

Three Months Ended June 30, 2014 and 2015—In the three months ended June 30, 2014 and 2015, we recorded a provision for income taxes representing effective tax rates of 52% and 1%, respectively. Our effective tax rate in the three months ended June 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. Our effective tax rate in the three months ended June 30, 2015 was lower than statutory federal and state tax rates due primarily to the change in valuation allowance, partially offset by certain discrete items.

Six Months Ended June 30, 2014 and 2015—In the six months ended June 30, 2014 and 2015, we recorded a provision for income taxes representing effective tax rates of 54% and 3%, respectively. Our effective tax rate in the six months ended June 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. Our effective tax rate in the six months ended June 30, 2015 was lower than statutory federal and state tax rates due primarily to the change in valuation allowance, partially offset by certain discrete items.

Liquidity and Capital Resources

At June 30, 2015, our cash and cash equivalents totaled $51.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2014, our cash and cash equivalents totaled $51.4 million. The increase in cash and cash equivalents reflects $1.5 million provided by operating activities, $1.0 million of proceeds from the exercise of stock options, offset by $1.4 million used to purchase property and equipment and other assets and $0.7 million to net-share settle equity awards.
As of June 30, 2015, we have in treasury 348,475 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2014 and June 30, 2015, we had a total of 10,945,607 shares and 11,012,363 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2014 and 2015 (in thousands):

	Six Months Ended June 30,
	2014	2015

Net cash provided by (used in) operating activities	$(5,102)	$1,547
Net cash used in investing activities	$(6,840)	$(1,432)
Net cash provided by (used in) financing activities	$(24,744)	$273

During the six months ended June 30, 2014, excess federal and state tax benefits related to share-based payments resulted in an increase of $3.7 million in Additional Paid-In Capital in the condensed consolidated balance sheets. No excess federal and state tax benefits related to share-based payments were recognized during the six months ended June 30, 2015. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as financing cash inflows.

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. . During the fourth quarter of 2013, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of applications for Medicare plans submitted during the annual enrollment period and an increase in the number of individual and family plan applications submitted during the initial open enrollment period for individual and family health insurance, which had a negative impact on our cash flows in the quarter. During the first quarter of 2014, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of individual and family plan applications submitted during the initial open enrollment period for individual and family health insurance, which had a negative impact on our cash flows in the quarter. The significantly increased marketing and advertising expenses during the first quarter of 2014 were paid during the second quarter of 2014 resulting in a net cash outflow in the quarter. During the second and third quarters of 2014, we experienced a decrease in marketing and advertising expenses related to the decrease in the number of individual and family plan applications submitted outside the initial open enrollment period, resulting in positive cash flow in the third quarter of 2014. During the fourth quarter of 2014, we again experienced a substantial increase in marketing and advertising expenses related to the increase in the number of applications for Medicare plans submitted during the annual enrollment period and an increase in the number of individual and family plan applications submitted during the second open enrollment period for individual and family health insurance, which had a negative impact on our cash flows in the quarter. During the first quarter of 2015, we experienced a substantial increase in marketing and advertising expenses related to the increase in the number of individual and family plan applications submitted during the second open enrollment period for individual and family health insurance, which had a negative impact on our cash flows in the quarter. Also, with the second open enrollment period for individual and family health insurance ending on February 15 in 2015 as compared to March 31 in 2014, a greater proportion of marketing and advertising expenses incurred in the first quarter of 2015 were also paid in the first quarter compared to the prior year, having a further negative impact on our cash flows in the quarter. During the second quarter of 2015, we experienced a decrease in marketing and advertising expenses related to the decrease in the number of individual and family plan applications submitted outside the second open enrollment period, which contributed to positive cash flow in the quarter. Consistent with prior years, we expect marketing and advertising costs to increase during the fourth quarter of 2015 due to an increase in submitted applications for individual and family health insurance during the open enrollment period and due to an increase in submitted applications for Medicare plans during the annual enrollment period. Additionally, we expect marketing and advertising costs to decrease during the third quarter compared to cost levels during the first and fourth quarters due to a reduction in the number of health insurance applications we expect outside of annual open enrollment periods.

As a result of a regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. As a result of this plan year change, we did not recognize significant renewal commission revenue in the fourth quarter of 2014 or second quarter of 2015 and do not expect significant renewal commission revenue in the third or fourth quarters of 2015. Renewal commissions for Medicare Advantage products are paid monthly; therefore the majority of renewal commissions for that product will be collected in quarters subsequent to the first quarter. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. In connection with this change and as a result of us not receiving commission information from certain carriers in the fourth quarter, an estimated $3 million of Medicare plan-related commission revenue for policies sold during the annual enrollment period was not recognized by us during the fourth quarter of 2014 but recognized as revenue during the first quarter of 2015.

Six Months Ended June 30, 2015— Our operating activities provided cash of $1.5 million during the six months ended June 30, 2015 and consisted of net income of $3.7 million, increased by non-cash items of $8.9 million and offset by cash used by operating assets and liabilities and other activities of $11.1 million. Adjustments for non-cash items primarily consisted of $5.1 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $3.9 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $2.0 million in accounts receivable, a decrease of $0.2 million in prepaid expenses and other assets, a decrease of $3.9 million in accounts payable, a decrease of $7.0 million in accrued marketing expenses, a decrease of $0.4 million in deferred revenue, an increase of $0.2 million in accrued compensation and benefits, an increase of $0.6 million in accrued restructuring charges and an increase of $1.7 million in other liabilities.

Six Months Ended June 30, 2014—Our operating activities used cash of $5.1 million during the six months ended June 30, 2014 and consisted of net income of $1.5 million, increased by non-cash items of $7.1 million and offset by cash used by operating assets and liabilities and other activities of $13.6 million. Adjustments for non-cash items primarily consisted of $4.8 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets, and $4.3 million of stock-based compensation expense, partially offset by $2.0 million of deferred income taxes. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $2.3 million in accounts receivable, an increase of $1.3 million in prepaid expenses and other assets, a decrease of $0.2 million in accounts payable, a decrease of $3.1 million in accrued compensation and benefits , a decrease of $6.1 million in accrued marketing expenses, a decrease of $0.6 million in deferred revenue and a decrease of $0.1 million in other liabilities.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software (including capitalized internally-developed software) to enhance our website and to support our growth, as well as consideration paid for the purchase of an intangible asset.

Six Months Ended June 30, 2015—Net cash used in investing activities of $1.4 million during the six months ended June 30, 2015 was due to the purchase of property and equipment and other assets.

Six Months Ended June 30, 2014—Net cash used in investing activities of $6.8 million during the six months ended June 30, 2014 was due to $2.3 million used to purchase property and equipment and other assets and $4.5 million used in the purchase of an intangible asset, the Internet domain name www.Medicare.com. Additional non-cash consideration for www.Medicare.com included settlement of a $0.3 million outstanding receivable from the owner upon completion of the purchase.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, cash used to net-share settle equity awards and excess tax benefits from stock-based compensation. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Six Months Ended June 30, 2015—Net cash provided by financing activities of $0.3 million during the six months ended June 30, 2015 was due to proceeds of $1.0 million from the exercise of common stock options offset by $0.7 million used to net-share settle the tax obligation related to vesting equity awards.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of June 30, 2015 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2015 (six months)	$2,480	$953	$3,433
2016	4,860	1,029	5,889
2017	4,364	557	4,921
2018	3,191	—	3,191
2019	1,045	—	1,045
Thereafter	3,520	—	3,520
Total	$19,460	$2,539	$21,999

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

AITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2014 and June 30, 2015, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2014	June 30, 2015
Cash (1)	$15,793	$17,189
Money market funds (2)	35,622	34,623
Total cash and cash equivalents	$51,415	$51,812

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2014 and June 30, 2015 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2014, three health insurance carriers represented 30%, 17% and 14%, respectively, for a combined total of 61% of our $8.2 million outstanding accounts receivable balance. As of June 30, 2015, one health insurance carrier represented 58% of our $10.2 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and June 30, 2015. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2015.  Accordingly, our estimate for uncollectible amounts at June 30, 2015 was not material.

Significant Customers

Substantially all revenue for the three months ended June 30, 2014 and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2014 and 2015 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Humana	21%	13%	24%	26%
Anthem (1)	11%	11%	11%	9%
UnitedHealthcare (2)	9%	11%	10%	10%
Aetna (3)	10%	8%	10%	9%

(1)	Anthem includes other carriers owned by Anthem.

(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  On May 6, 2015, the Court consolidated the two cases.  On June 10, 2015, a consolidated complaint was filed.  The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015.  The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.  On July 15, 2015, defendants moved to dismiss the consolidated complaint.

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

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must continue to ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and various reports have indicated that it is anticipated that health insurance premiums for the individual and family health insurance market are generally projected to increase for health insurance effective in 2

015. The general increase in the cost of health insurance could reduce demand for the individual and family health insurance that we sell and could cause us to suffer a substantial reduction in our membership, which would materially harm our business, operating results and financial condition.  Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we are not successful in retaining our existing members and enrolling a large number of individuals and families into individual and family health insurance plans during the health care reform annual open enrollment period, our business will be harmed.

As a result of health care reform, individual and family health insurance is required to be purchased during an annual enrollment period. The initial open enrollment period under health care reform began in October 2013 and ended in March 2014. The second open enrollment period for coverage effective in 2015 began November 15, 2014 and ended on February 15, 2015. The next annual open enrollment period for individual and family health insurance is scheduled to run from November 1, 2015 to January 31, 2016 for coverage effective in 2016. Outside of the open enrollment period, individuals and families can only purchase new or change their existing individual and family health insurance if they qualify for a special enrollment period, which requires certain qualifying events such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Our revenue depends in large part on the number of paying individual and family health insurance members we are successful in retaining and the number of individual and family health insurance members we acquire during the health care reform open enrollment period. We may not be successful in retaining or acquiring individual and family health insurance plan members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced increased member attrition rates since the implementation of health care reform. We also experienced lower than expected individual and family health insurance application volumes during the open enrollment period that ended on February 15, 2015. These circumstances have resulted in lower individual and family health insurance plan membership. Open enrollment periods of limited duration in the individual and family health insurance markets have resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the health care annual open enrollment period and/or the Medicare annual enrollment period. We do not currently anticipate devoting as many of our health insurance agents to the sale of individual and family health insurance plans for the upcoming health care reform open enrollment period. In addition, we hire a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell individual and family health insurance or Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website, or issues with government-run health insurance exchanges, we could suffer a reduction in our membership and our business, operating results and financial condition could be harmed. In addition, we have reduced our employee and other resources as a part of expense reduction measures. Our expense reductions measures have negatively impacted the resources that we dedicate to the sale of individual and family health insurance, could cause us to sell less individual and family health insurance, and could harm our business, operating results and financial condition.

If investments we make in enrollment periods do not result in a significant number of paying members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals and families during the health care reform open enrollment period and the Medicare annual enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing. During 2014, our technology and content expense increased as a result of our investment in our technology platform. We also increased staffing in our customer care center in anticipation of higher demand and application volume during the most recent open enrollment period. Despite our investment in these and other areas, our individual and family health insurance membership declined. While we may not determine to invest in the health care reform open enrollment period, any investment we make in either the health care reform open enrollment period or the Medicare annual enrollment period may not result in a significant number of paying individual and family health insurance members. If it does not, our future profitability will be negatively impacted and our business, operating results and financial condition would be harmed

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

As a part of health care reform, each state is required to implement a health insurance exchange where individuals and small businesses can purchase health insurance. For states that do not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, operated some part of the health insurance exchange in 37 states for the open enrollment period that began October 15, 2014 and ended February 15, 2015.  It may operate the health insurance exchange for a fewer or greater number of states in the future.  Beginning in 2014, individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states that did not establish their own exchange) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A large segment of the population is eligible for subsidies in connection with the purchase of health insurance, and a substantial number of our existing members may be eligible for subsidies. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through government-run health insurance exchanges.  If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families over the Internet both during and outside of open enrollment periods in qualified health insurance plans, we will lose existing members and new members, which would harm our business, operating results and financial condition.

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must maintain our technology platform to be able to enroll consumers in qualified health plans through the government-run health insurance exchanges in a scalable manner. If we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we develop for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. Moreover, health insurance exchange websites, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If exchanges experience these problems, particularly the FFM, we would not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM.  Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility.  If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain access points to the FFM that allow us to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain these access points, if the FFM changes them so that the technology we developed to integrate with the FFM does not work or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed, particularly if we were not able to scalably and efficiently enroll individuals into qualified health plans during the open enrollment period for individual and family health insurance. In addition, instability or changes to either the FFM website, particularly the portions used by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans, would negatively impact our ability to retain existing members and add new members. A negative impact to our ability to retain existing members and add new members would harm our business, operating results and financial condition.

While the FFM has developed technology that we can use to assist individuals and families in applying for subsidies and enrolling in qualified health plans online, none of the states that operate their own health insurance exchanges have developed this capability. As a result, while we have assisted subsidy eligible individuals in applying for qualified health insurance plans in non-FFM states, we are not able to do so entirely online. If these state exchanges do not adopt processes and technology that allow us to assist subsidy-eligible individuals in enrolling through these exchanges over the Internet and without use of health insurance agents in our customer care centers, we will not be able to effectively enroll subsidy eligible individuals in these states, and our business, operating results and financial condition will be harmed.

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred increased operating expenses. Increased operating expenses that we incur may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not increase to offset increases in costs and operating expenses, our financial condition and results of operations could be negatively affected. For instance, we increased our technology and content expense in part to develop the capability to enroll individuals into qualified health insurance plans through exchanges. Despite our investment in this regard, we had fewer estimated individual and family health insurance members as of June 30, 2015 than on June 30, 2014. If we are not successful in leveraging our technology to enroll subsidy-eligible individuals through the FFM or other state health insurance exchanges, do not successfully adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we will lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges. We have also recently reduced headcount and other expenses across our business. We anticipate this reduction will make it more difficult for us to enroll individuals through health insurance exchanges and otherwise, which could result in a reduction in our membership and our commission revenue.

We depend upon health insurance carriers and government-run health insurance exchanges to adopt and maintain systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  The failure of some health insurance exchanges to develop these systems and processes has negatively impacted our ability to sell qualified health plans using our technology platform outside of the open enrollment period. If these systems and processes are not timely developed, are not maintained or are not compatible with our platform and processes for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period will be negatively impacted, which could harm our business, operating results and financial condition, particularly given that we have reduced headcount relating to our ability to sell individual and family health insurance and will need to rely more on our technology to do so.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

 We compete with government-run health insurance exchanges, among others. Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy.  In the aggregate, government exchanges have greater resources, larger marketing budgets and greater public outreach capability than we do. For example, government exchanges invested heavily in paid search advertising during the last health care reform open enrollment period to a degree that increased paid search advertising cost for health insurance related Internet search terms. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. The exchanges also compete with us for new members, and under regulations adopted as a part of health care reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may inhibit our ability to grow our membership. Competitive pressure from government-run health insurance exchanges has, and may in the future, result in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

Our business may be harmed if certain aspects of the Patient Protection and Affordable Care Act that are beneficial to our business are successfully challenged and held unenforceable by the courts.

A number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations. In the event these lawsuits are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business or cause changes in the health insurance industry that are adverse to our business, our business, operating results and financial condition could be harmed.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy. A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of any timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. For example, the implementation of health care reform open enrollment periods for individual and family health insurance and the Medicare annual enrollment period have in the past caused a substantial number of health insurance applications to be submitted through us in a short period of time and a substantial increase in marketing and advertising expenses. Because commission revenue related to any submitted applications that result in paying members is not recognized until future periods, the marketing and advertising expense associated with the submitted applications has a negative impact on operating results and cash flows in the period in which the submitted applications were received. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods.  The seasonality in our business could change in the future for a number of reasons, including as a result of changes in timing of individual and family health plan and Medicare annual open enrollment periods and changes in, and the enforceability of, the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. For example, if the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance change, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed. Additional information regarding the seasonality in our business is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is cancelled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Individuals, families and small businesses may choose to discontinue their health insurance policies for a variety of reasons. For example, individuals and families may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new policies through other sources or use a different agent if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Our expense reduction measures have impacted the number of our employees dedicated to customer service in our individual and family health insurance business, which could cause a greater number of individuals to be dissatisfied with our customer service. Consumers may also purchase health insurance policies directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. The Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. As a result, if we do not add a sufficient number of members on new policies, our revenue will be negatively impacted.

Our revenue will be adversely impacted if commission rates decline or if consumers choose health insurance products for which we receive lower commissions.

Our revenue will be adversely impacted if our commission rates decline. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the average premiums of plans purchased through us, the laws and regulations in those jurisdictions and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of either reductions in contractual commission rates, unfavorable changes in health insurance carrier override commission programs, or the mix of carriers whose products we sell during a given period, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed.

Our revenue will be adversely impacted if consumers enroll in individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, some health insurance carriers have exited or reduced individual and family health insurance selling efforts in certain markets, while expanding in others, leading to changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. If our average commission revenue per member declines, our business, operating results and financial condition could be harmed. Given that individual and family health insurance purchasing is concentrated during the annual open enrollment period, a reduction in our average commission revenue per member could occur over a short period of time and could adversely impact our revenue in future periods, which would harm our business, operating results and financial condition.

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

The implementation of open enrollment periods under health care reform for the purchase of individual health insurance may present challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time. Significant increases in enrollment activity over a limited amount of time may also make it difficult for health insurance carriers to timely and accurately report commission information to us. To the extent health insurance carriers have difficulty in reporting timely and accurate commission information to us, we may be unable to recognize revenue in accordance with our revenue recognition policies, which could cause us to defer substantial revenue until such time our health insurance carriers are able to resume reporting timely and accurate commission information to us.

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

Carrier reaction to the individual and family medical loss ratio requirements was to significantly reduce the commissions we receive in connection with the sale of individual and family health insurance. Health insurance carriers may determine to reduce or further reduce our individual and family, small group or Medicare Advantage plan commissions as a result of the medical loss ratio requirements or other aspects of health care reform, including any increased expenses in complying with or dealing with the impact of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policyholders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition.  The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers, including as a result of expense reduction measures and health insurance carriers could determine to cease working with us if they do not like any impact the measures may have on our operations. In addition, many aspects of health care reform have caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate.  For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable.  In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. We also depend upon health insurance carriers to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining or maintaining the ability to sell individual and family qualified health insurance plans, or if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family health insurance products, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of our relationship with a carrier could reduce the variety of health insurance plans we offer, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Significant additional consolidation may occur, given that Aetna and Humana recently entered into an agreement for the acquisition of Humana by Aetna and Anthem and Cigna have recently entered into an agreement for the acquisition of Cigna by Anthem. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 24% and 26% of our total revenue in the six months ended June 30, 2014 and 2015, respectively. Revenue derived from carriers owned by Anthem represented approximately 11% and 9% of our total revenue in the six months ended June 30, 2014 and 2015, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 10% of our total revenue in each of the six months ended June 30, 2014 and 2015. Revenue derived from carriers owned by Aetna represented approximately 10% and 9% of our total revenue in the six months ended June 30, 2014 and 2015, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

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

Our Medicare plan-related revenue is concentrated in a small number of health insurance carriers. The success of our Medicare-related health insurance business depends upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The concentration of our Medicare plan sales in a limited number of health insurance carriers makes us vulnerable to changes in carrier commission rates and changes in the competitiveness of our carriers’ Medicare products.  If our Medicare carriers reduce our commission rates, reduce the amount they pay us for advertising services, or the competitiveness of their products declines compared to original Medicare or the products of Medicare carriers with which we do not have a relationship, our business, operating results and financial condition would be harmed.

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers.  For instance, a carrier may terminate our relationship. Moreover, CMS heavily regulates the sale of Medicare Advantage and Medicare Part D prescription drug plans and has and will continue to penalize health insurance carriers for certain regulatory violations by terminating the carrier's contract with CMS that allows the carrier to sell Medicare plans or by not allowing them to market and sell Medicare plans for significant periods of time.  Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for these or any other reasons, our sales as a health insurance agent and Medicare plan-related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.

CMS and the health insurance carriers whose Medicare plans we sell must approve our websites, our marketing partners' websites and call center scripts for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent.  Moreover, we use Medicare plan cost and benefit data collected and made publicly available by CMS.  In the event that CMS or a health insurance carrier disapproves, or delays approval, of our websites, our marketing partners' websites or call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition. Further, if a marketing partner of ours does not consent to having its website or other marketing material filed with the CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner and our business, operating results and financial condition would be harmed.

In addition, each time we or our marketing partners substantively change our websites or call center scripts, we need to resubmit them to our health insurance carriers and CMS for approval. We are not permitted to make these submissions ourselves. Given the review cycles our scripts and websites undergo, it is very difficult to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans during the Medicare annual enrollment period, which could impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from selling Medicare plans during this period of review, which could harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

Our Medicare plan-related revenue is dependent upon the number of paying Medicare plan insurance members we are successful in retaining and acquiring during the Medicare annual enrollment period. If we are not successful in retaining and acquiring Medicare plan members during the annual enrollment period for any reason, our business, operating results and financial condition would be harmed.

Our success in the Medicare plan market as a health insurance agent will also depend upon a number of additional factors, including:

•
our ability to continue to adapt our ecommerce platform to market Medicare plans, including our development or acquisition of marketing tools and features important in the sale of Medicare plans online and the effective modification of our user experience;

•
our success in marketing our ecommerce platform to Medicare-eligible individuals and in entering into business development relationships to drive Medicare-eligible individuals to our ecommerce platform;

•	our effectiveness in entering into and maintaining relationships with marketing partners that refer Medicare-eligible individuals to us;

•	our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our customer care centers;

•
our ability to implement and maintain an effective information technology infrastructure for the sale of Medicare plans, including the infrastructure and systems that support our websites, call centers and call recording;

•	our ability to leverage technology in order to sell, and otherwise become more efficient at selling, Medicare-related plans over the telephone;

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

The success of our Medicare plan customer care center operations also is dependent on information technology systems.  The vast majority of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans.  We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations related to these and other functions, and we are dependent on third parties for some of them, including our telephone and call recording systems. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems and technology or any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

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

The majority of our Medicare-related health insurance plan sales occur over the telephone. Telephone sales of Medicare-related health insurance require a licensed health insurance agent to complete and are time consuming compared to sales over the Internet. Given the resources required in connection with telephonic Medicare-related health insurance sales, it may prove difficult for us to continue to grow our Medicare-related health insurance sales compared to prior periods and even if we are able to grow those sales, it may be expensive to add the additional resources necessary for the growth. If we are not able to scalably grow our Medicare-related health insurance sales over the Internet or in other ways that require fewer resources, our business, operating results and financial condition would be harmed.

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, which could cause a reduction in our compensation as a health insurance agent in connection with the sale of these plans.  In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial conditions could be harmed. CMS adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. As a result, we will record all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change will result in our recognition of minimal renewal commission revenue outside of the first quarter of 2015 and the first quarter in future years. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications during the fourth quarter
, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.  As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be approved on a regular basis by CMS and by health insurance carriers in light of CMS requirements.  In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review.  Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, CMS rules currently prohibit health insurance agents from enrolling individuals into Medicare Advantage and Medicare Part D prescription drug plans online.  Individuals are currently able to enroll in these plans online after shopping for these plans on our website given that we have established relationships with health insurance carriers to complete the enrollment on a platform owned or licensed by the carrier.  If CMS determines to change its rules to prohibit enrollment in that manner, it could harm our business, operating results and financial condition. In addition, in February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed for approval with CMS. Some health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and approval. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed and approved by CMS, which could harm our business, operating results and financial condition. In addition, even for our marketing partner websites and marketing material that are filed with CMS, CMS may not approve the use of the websites or marketing material for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which also will make it difficult to adapt and optimize marketing partner websites and marketing material in a short amount time. Given these circumstances, the CMS guidance relating to third party websites could harm our business, operating results and financial condition.

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

Our conversion rates are also impacted by changes in both the percentage of submitted applications that are approved by carriers as well as changes in the percentage of our members who do not accept their approved policies. Any decline in the percentage of submitted applications that result in paying members will adversely impact our commission revenue as well as our membership, which could harm our business, operating results and financial condition. Given that individual and family health insurance purchasing is concentrated during the annual open enrollment period, we may experience a shift in the mix of individual and family health insurance products selected by our new members over a short period of time. Any reduction in our average commission revenue per member during the open enrollment period caused by such a shift or otherwise would also harm our business, operating results and financial condition.

We have adopted solutions so that we may sell qualified health insurance plans to health care reform subsidy-eligible individuals and families over the Internet during the open enrollment period in the 37 states in which the FFM operates the state’s health insurance exchange.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur through its systems.  We are dependent upon the FFM’s systems for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue. If the solution we have adopted to enroll individuals through the FFM during the open enrollment period does not work properly or its operation with the FFM breaks, as a result of changes that the FFM makes to its systems or Internet platforms, or if the FFM website experience does not work properly, the experience of applying for qualified health plans and subsidies is cumbersome, or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we could suffer a reduction in our membership and our commission revenue and loss of new members, and our business, operating results and financial condition will be harmed.

While we have assisted subsidy eligible individuals in applying for qualified health insurance plans in non-FFM states, we are not able to do so entirely online. If these state exchanges do not adopt processes and technology that allow us to assist subsidy-eligible individuals in enrolling through these exchanges over the Internet and without use of health insurance agents in our customer care centers, we will not be able to or may not choose to enroll a significant number of subsidy eligible individuals in these states and our business, operating results and financial condition could be harmed. In the absence of the ability to enroll individuals over the Internet, our ability to enroll individuals in non-FFM states will be adversely impacted by the expense reduction measures we have taken, which could harm our business, operating results and financial condition.

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platform could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have exited certain state insurance markets where we have historically represented their insurance plans and we may determine not to work with other health insurance carriers. If our ability to sell a variety of high-quality, affordable health insurance plans in the individual and family, small business, ancillary and Medicare markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states.  Moreover, there are reports that the cost of individual and family health insurance may increase in the upcoming open enrollment period. These circumstances have and may continue to adversely impact demand for individual and family health insurance, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition could be harmed.

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

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings.  The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. This competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. This competition has increased substantially during the open enrollment periods for individual and family health insurance and Medicare-related health insurance and may increase further if these open enrollment periods occur over the same period of time. If paid search advertising costs increase or becomes cost prohibitive, whether as a results of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

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

For instance, we partner with Internet lead aggregators who refer a significant number of consumers to our online platforms. Major search engines have in the past and may in the future determine not to list lead aggregator websites prominently in search result listings for various reasons, which would cause a significant reduction in the number of consumers referred to us through our marketing partner channel. While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Moreover, a significant portion of our referrals for the purchase of Medicare plans comes from a single marketing partner.

Given our reliance on our marketing partners, our business operating results and financial condition would be harmed if any of the following were to occur:

•	if we are unable to maintain successful relationships with our existing marketing partners, particularly marketing partners responsible for a significant number of our submitted applications;

•	if we fail to establish successful relationships with new marketing partners;

•	if we experience competition in our receipt of referrals from our high volume marketing partners; and

•	if we are required to pay increased amounts to our marketing partners.

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of these factors. If we are not able to do so, our business, operating results and financial condition could be harmed. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. For instance, CMS recently issued guidance that health insurance carriers have interpreted to mean that websites and marketing material of our Medicare-related marketing partners must go through the process of CMS filing and approval. Our marketing partners may not consent to having their websites or other marketing material filed with CMS, and we and health insurance carriers may not be able to dedicate the resources necessary to have the websites and marketing material reviewed, filed and approved. If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

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

We also depend on health insurance carriers and others for data related to our membership. For instance, with respect to health insurance plans other than small business health insurance, health insurance carriers do not directly report member cancellations to us, resulting in the need for us to determine cancellations using payment data that carriers provide. We infer cancellations from this payment data by analyzing whether payments from members have ceased for a period of time, and we may not learn of a cancellation for several months. With respect to our small business membership, many groups notify the carrier directly with respect to increases or decreases in group size and policy cancellations. Our insurance carrier partners often do not communicate this information to us, and it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. We often are not made aware of policy cancellations until the time of the group’s annual renewal.

A substantial number of our existing members may become eligible for health care reform subsidies in connection with their purchase of health insurance. In addition, the open enrollment periods applicable in connection with the sale of both individual and family health insurance and Medicare-related health insurance condenses purchasing activity over a limited period of time. The increased amount of health insurance purchasing activity and member movement as a result of health care reform over a limited period of time as well as any member turnover that we experience may make it difficult for health insurance carriers to accurately report commission information to us in a timely manner, which would also make it difficult or impossible for us to accurately report and estimate our membership at any given point in time. Delays in accurate reporting of commissions may result in delays in recognition of commission revenue compared to historical patterns and our business, operating results and financial condition could be harmed.  In addition, if we experience a disruption in our ability to accurately estimate our membership it could result in a decrease in our stock price as a result of uncertainty relating to our membership base.

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

Our success is also dependent upon our ability to attract and retain qualified personnel for all areas of our organization. Recently, we implemented a reduction in our workforce to align our employee base and cost structure with our current and anticipated revenues. These reductions have resulted in reallocations of duties, increased employee uncertainty and discontent and additional attrition. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all, and the reductions in force could make it more difficult to do so. If we are unable to attract and retain the necessary personnel, our business would be harmed.

We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our recently implemented cost reduction plan.

In March 2015, we implemented an organizational restructuring and cost reduction plan. As part of the plan, we eliminated approximately 160 full-time positions in the United States, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of $3.9 million for employee termination benefits and related costs as well as $0.6 million in other pre-tax restructuring charges, including facility costs, in the first quarter of 2015, and an additional $0.1 million in the second quarter of 2015. The majority of the restructuring activities comprising the plan were substantially completed in the first quarter of 2015, and we also eliminated certain positions in our China operation in that quarter.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in the research and development tax credit laws, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, given increased uncertainty regarding our future taxable income, we modified our assessment of the realizability of our domestic deferred tax assets and recorded a full valuation allowance against our domestic deferred tax assets in the amount of $11.5 million during the fourth quarter of 2014, resulting in expected minimum taxes recorded in the first and second quarters of 2015. The related domestic deferred tax assets remain available for use in future periods and will reduce the Company’s tax provision if taxable income is generated. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed.

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

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers and to government. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers. As a result, we are subject to various laws and regulations regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information.  We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions.  We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. While we have contingency plans and insurance coverage for potential liabilities of this nature, these may not be sufficient to cover all claims or a significant amount of our liability. In addition, in the event that data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with Payment Card Industry, or PCI, security standards in order to accept credit card information from consumers. PCI compliance is generally assessed on an annual basis, and we may not always be compliant with new and evolving PCI standards. If we are not in compliance with PCI standards, we may not be able to accept credit card information from consumers and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our strategic partners, customers or our current competitors, may materially adversely affect the market price of our common stock in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. As discussed in Item 1, Legal Proceedings, securities class action litigation has been filed against us. Such litigation could result in substantial cost and a diversion of management’s attention and resources. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of June 30, 2015. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 5.    OTHER ITEM

Xiamen Lease Renewal
On August 3, 2015, eHealth China (Xiamen) Technology Co., Ltd. (“eHealth China”), a wholly-owned indirect subsidiary of eHealth, Inc., entered into a supplemental agreement (the “Supplemental Agreement”) with an effective date of September 1, 2015 with Xiamen Software Industry Investment & Development Co., Ltd. to amend the Office Lease Contract dated as of March 31, 2006, as amended (the “Office Lease”). The Supplemental Agreement amends the Office Lease for approximately 3,666.43 square meters of office space on floors 9FA, 9FB and 10F in Chuangxin Building in the Software Park in Xiamen, China. The term of the Office Lease ends on August 30, 2016, after which the Office Lease may be renewed for subsequent and consecutive one year periods. Under the terms of the Supplemental Agreement, the monthly base rent was increased to RMB 207,887 per month (RMB 56.7 per square meter per month) and the security deposit was increased to RMB 636,759 accordingly.
The foregoing description of the terms of the Supplemental Agreement do not purport to be complete and is qualified in its entirety by reference to the full text of the Supplemental Agreement, the translated version is attached hereto as Exhibit 10.1.

ITEM 6.    EXHIBITS

(a)  Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Supplemental Agreement, effective as of September 1, 2015, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2015.

eHealth, Inc.

/s/ Gary L. Lauer
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ Stuart M. Huizinga
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Supplemental Agreement, effective as of September 1, 2015, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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