Form 10-Q
period 2015-09-30
eHealth, Inc.
filed 2015-11-06
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2015 was 18,117,464 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	September 30, 2015
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$51,415	$62,016
Accounts receivable	8,200	8,832
Deferred income taxes	386	386
Prepaid expenses and other current assets	6,474	7,265
Total current assets	66,475	78,499
Property and equipment, net	9,640	8,091
Other assets	5,679	4,419
Intangible assets, net	10,774	9,880
Goodwill	14,096	14,096
Total assets	$106,664	$114,985

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,961	$2,069
Accrued compensation and benefits	8,204	11,243
Accrued marketing expenses	8,707	1,296
Deferred revenue	869	3,684
Accrued restructuring charges	—	257
Other current liabilities	2,996	3,846
Total current liabilities	26,737	22,395
Non-current liabilities	6,449	5,817
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	259,007	264,984
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	14,261	21,564
Accumulated other comprehensive income	179	194
Total stockholders’ equity	73,478	86,773
Total liabilities and stockholders’ equity	$106,664	$114,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue
Commission	$36,164	$34,942	$120,267	$130,157
Other	5,004	3,282	14,435	9,248
Total revenue	41,168	38,224	134,702	139,405
Operating costs and expenses:
Cost of revenue	745	443	3,750	3,527
Marketing and advertising	9,228	9,349	41,946	44,086
Customer care and enrollment	9,695	9,462	28,392	28,981
Technology and content	10,303	8,036	30,320	27,400
General and administrative	7,077	7,749	22,228	23,237
Restructuring charges	—	—	—	4,541
Amortization of intangible assets	354	260	1,062	893
Total operating costs and expenses	37,402	35,299	127,698	132,665
Income from operations	3,766	2,925	7,004	6,740
Other expense, net	(13)	(27)	(81)	(50)
Income before provision for income taxes	3,753	2,898	6,923	6,690
Provision (benefit) for income taxes	2,229	(737)	3,929	(613)
Net income	$1,524	$3,635	$2,994	$7,303

Net income per share:
Basic	$0.09	$0.20	$0.16	$0.41
Diluted	$0.08	$0.20	$0.15	$0.40

Weighted-average number of shares used in per share amounts:
Basic	17,836	18,093	18,551	17,969
Diluted	18,394	18,240	19,341	18,079

Comprehensive income:
Net income	$1,524	$3,635	$2,994	$7,303
Foreign currency translation adjustment	1	10	18	15
Comprehensive income	$1,525	$3,645	$3,012	$7,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2014	2015
Operating activities
Net income	$2,994	$7,303
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,349	117
Depreciation and amortization	3,111	3,122
Amortization of internally-developed software	325	449
Amortization of book-of-business consideration	1,909	1,998
Amortization of intangible assets	1,062	893
Stock-based compensation expense	6,585	5,434
Deferred rent and other	69	63
Changes in operating assets and liabilities:
Accounts receivable	(1,292)	(618)
Prepaid expenses and other assets	(1,397)	(1,150)
Accounts payable	(1,612)	(3,892)
Accrued compensation and benefits	(2,155)	3,037
Accrued marketing expenses	(5,763)	(7,411)
Deferred revenue	420	2,650
Accrued restructuring charges	—	489
Other liabilities	254	(12)
Net cash provided by operating activities	5,859	12,472
Investing activities
Purchases of property and equipment and other assets	(3,335)	(2,335)
Purchase of intangible assets	(4,500)	—
Net cash used in investing activities	(7,835)	(2,335)
Financing activities
Net proceeds from exercise of common stock options	3,902	1,326
Cash used to net-share settle equity awards	(3,506)	(824)
Excess tax benefits from stock-based compensation	2,648	—
Repurchase of common stock	(50,000)	—
Principal payments in connection with capital leases	(57)	(57)
Net cash (used in) provided by financing activities	(47,013)	445

Effect of exchange rate changes on cash and cash equivalents	14	19

Net (decrease) increase in cash and cash equivalents	(48,975)	10,601
Cash and cash equivalents at beginning of period	107,055	51,415
Cash and cash equivalents at end of period	$58,080	$62,016

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2015 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2015, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2014 and 2015 and its cash flows for the nine months ended September 30, 2014 and 2015. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2015.

Seasonality—The majority of our individual and family plans are sold in the open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. For example, in the second and third quarters of 2015, the number of individual and family applications submitted on our website decreased compared to periods inside the second open enrollment period that began on November 15, 2014 and ended on February 15, 2015.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted through us and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the second open enrollment period for individual and family health insurance that began on November 15, 2014 and ended on February 15, 2015, marketing and advertising expenses increased during the fourth quarter of 2014 and first quarter of 2015, consistent with the increases in individual and family submitted applications, compared to periods outside the open enrollment period. During the second and third quarters of 2015, marketing and advertising expenses decreased, consistent with the decrease in submitted applications, compared to periods during the open enrollment period. In addition, due to the initial open enrollment period for individual and family health

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

insurance that began in October 2013 and ended on March 31, 2014, marketing and advertising expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications.

In the second and third quarters of 2015, we recorded net income in part due to significantly lower marketing and advertising expenses associated with the decrease in the number of individual and family health insurance applications submitted outside of the open enrollment period and lower customer care and enrollment expenses associated with fewer sales and enrollment personnel required to handle the lower volume of submitted applications outside of the open enrollment period. Our customer care and enrollment and technology and content expenses decreased in the second and third quarters of 2015, as a result of an organizational restructuring and cost reduction plan we implemented in the first quarter of 2015, which also contributed to net income during the second and third quarters of 2015. Conversely, in the first quarter of 2015 and the first and fourth quarters of 2014, we incurred a net loss, due in part to higher marketing and advertising expenses associated with individual and family health insurance applications submitted during the open enrollment period and Medicare-related health insurance applications submitted during the Medicare annual enrollment period without a commensurate level of additional revenue resulting from those applicants during the enrollment periods.

Recent Accounting Pronouncements—In August 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14 (ASU 2015-14) "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ASU 2015-14 defers the effective date by one year of ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In accordance with the deferral, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and can be adopted using either a full retrospective or modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2014 and September 30, 2015, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2014 and September 30, 2015, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2014 and 2015.

As of December 31, 2014 and September 30, 2015, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2014	September 30, 2015
Cash	$15,793	$17,393
Money market funds	35,622	44,623
Total cash and cash equivalents	$51,415	$62,016

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our money market funds reflect unadjusted quoted prices in active markets for identical assets and are classified as Level 1 as of December 31, 2014 and September 30, 2015.

Accounts Receivable—As of December 31, 2014 and September 30, 2015, our accounts receivable consisted of the following (in thousands):

	December 31, 2014	September 30, 2015
Medicare renewal commission receivable	$355	$4,108
Accounts receivable - from other revenues	2,462	4,647
Other commissions receivable	5,383	77
Total accounts receivable	$8,200	$8,832

As a result of a regulation issued by the Centers for Medicare and Medicaid Services, or CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies will renew on January 1 of each year, resulting in our recording of substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. We fully implemented this new rule in our first quarter ended March 31, 2015. We recognize a full year of renewal commission revenue at the time a policy is renewed; however, renewal commissions for Medicare Advantage products are paid monthly. As a result, the majority of renewal commissions for that product is collected in quarters subsequent to the first quarter.

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2014 Equity Incentive Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2014	4,164
Restricted stock units granted	(692)
Options granted	(34)
Restricted stock units cancelled (1)	122
Options cancelled (2)	15
Shares available for grant September 30, 2015	3,575

(1)
Restricted stock units cancelled does not include 66,000 restricted stock units cancelled under the 2006 Equity Incentive Plan, as our 2006 Equity Incentive Plan has been terminated with respect to the grant of additional awards.

(2)
Options cancelled does not include 272,000 stock options cancelled under the 2006 Equity Incentive Plan, as our 2006 Equity Incentive Plan has been terminated with respect to the grant of additional awards.

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

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2014	1,724	$18.50	3.31	$12,884
Granted	34	$11.37
Exercised	(136)	$9.72
Cancelled	(287)	$21.54
Balance outstanding at September 30, 2015	1,335	$18.56	2.90	$234
Vested and expected to vest at September 30, 2015	1,318	$18.53	2.87	$229
Exercisable at September 30, 2015	1,076	$18.00	2.54	$186

(1) There were no options granted during the three months ended September 30, 2015.
(2) The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2014 and September 30, 2015 and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the three and nine months ended September 30, 2014 was $0.7 million and $1.8 million, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2015 was $0.3 million and $1.2 million, respectively.

The following table summarizes restricted stock unit activity, including performance-based and market-based restricted stock unit activity, under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2014	873	$30.86	2.52	$21,753
Granted	692	$10.59
Vested	(211)	$24.20
Cancelled	(188)	$24.37
Balance outstanding as of September 30, 2015	1,166	$21.08	2.71	$14,940

(1)
Includes certain restricted stock units with both service and performance-based or market-based vesting criteria granted to our executive officers. There were no restricted stock units granted during the three months ended September 30, 2015.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2014 and September 30, 2015 multiplied by the number of restricted stock units outstanding as of December 31, 2014 and September 30, 2015, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on a straight-line basis over the vesting period. The fair value of performance-based restricted stock units is based on eHealth’s stock price on the date of grant, and compensation expense related to these awards is recognized on an accelerated basis over the vesting period. The amount of expense recorded for performance-based restricted stock units is based on expected attainment of performance criteria. The total fair value of restricted stock units vested during the three and nine months ended September 30, 2014 was $0.4 million and $10.3 million, respectively. The total fair value of restricted stock units vested during the three and nine months ended September 30, 2015 was $0.2 million and $2.4 million, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three and nine months ended September 30, 2015. In addition to the shares repurchased under our past repurchase programs as of September 30, 2015, we have in treasury 353,985 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

certain restricted stock units. As of December 31, 2014 and September 30, 2015, we had a total of 10,945,607 shares and 11,018,379 shares, respectively, held in treasury.

Stock-Based Compensation—The fair value of stock options granted to employees for the nine months ended September 30, 2014 and 2015 was estimated using the following weighted average assumptions:

	Nine Months Ended September 30,
	2014	2015
Expected term	4.2 years	4.3 years
Expected volatility	46.3%	63.6%
Expected dividend yield	—%	—%
Risk-free interest rate	1.40%	1.15%
Weighted-average fair value	$15.50	$5.70

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

Expected term	2.6 years
Expected volatility	64.7%
Expected dividend yield	—%
Risk-free interest rate	1.13%
Weighted-average fair value	$6.69

There were no market-based stock unit awards granted during the three months ended September 30, 2015 and the three and nine months ended September 30, 2014.

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock options	$523	$351	$1,729	$1,184
Restricted stock units	1,767	1,225	4,856	4,250
Total stock-based compensation expense	$2,290	$1,576	$6,585	$5,434

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Marketing and advertising	$721	$461	$1,957	$1,498
Customer care and enrollment	116	110	283	366
Technology and content	559	362	1,550	1,308
General and administrative	894	643	2,795	2,149
Restructuring charges	—	—	—	113
Total stock-based compensation expense	$2,290	$1,576	$6,585	$5,434

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 – Income Taxes

The following table summarizes our provision (benefit) for income taxes and our effective tax rates for the three and nine months ended September 30, 2014 and 2015 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Income before provision for income taxes	$3,753	$2,898	$6,923	$6,690
Provision (benefit) for income taxes	$2,229	$(737)	$3,929	$(613)
Effective tax rate	59.4%	(25.4)%	56.8%	(9.2)%

Our effective tax rate in the three and nine months ended September 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. We recorded a valuation allowance against the US deferred tax assets at the end of fiscal year 2014 and continue to maintain that full valuation allowance as of September 30, 2015 as the Company believes it is not more likely that not that the net deferred tax assets will be fully realized. In the three and nine months ended September 30, 2015, we recorded a benefit for income taxes of ($0.7) million and ($0.6) million, respectively, primarily related to a $0.8 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to minimum taxes and a foreign tax rate differential.

During the three and nine months ended September 30, 2014, excess federal and state tax benefits related to share-based payments resulted in increases of $1.0 million and $2.6 million, respectively, in Additional Paid-In Capital in the condensed consolidated balance sheets. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as a financing cash inflow. During the three and nine months ended September 30, 2015, no excess federal and state tax benefits related to share-based payments were recognized.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Basic:
Numerator:
Net income allocated to common stock	$1,524	$3,635	$2,994	$7,303
Denominator:
Weighted average number of common stock shares outstanding	17,836	18,093	18,551	17,969
Net income per share—basic:	$0.09	$0.20	$0.16	$0.41
Diluted:
Numerator:
Net income allocated to common stock	$1,524	$3,635	$2,994	$7,303
Denominator:
Weighted average number of common stock shares outstanding	17,836	18,093	18,551	17,969
Weighted average number of options	445	42	616	29
Weighted average number of restricted stock units	113	105	174	81
Total common stock shares used in diluted per share calculation (1)	18,394	18,240	19,341	18,079
Net income per share—diluted:	$0.08	$0.20	$0.15	$0.40

(1)	Total common stock shares used in the diluted per share calculation excludes market-based stock unit awards for which the related contingency had not been met as of September 30, 2015.

For each of the three- and nine-month periods ended September 30, 2014 and 2015, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Common stock options	219	1,205	127	1,313
Restricted stock units	669	218	352	339
Total	888	1,423	479	1,652

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2014 and September 30, 2015, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2014	September 30, 2015
United States	$39,752	$36,051
China	437	435
Total	$40,189	$36,486

Significant Customers—Substantially all revenue for the three and nine months ended September 30, 2014 and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2014 and 2015 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Humana	23%	19%	23%	24%
Anthem (1)	11%	10%	11%	10%
UnitedHealthcare (2)	10%	11%	10%	10%
Aetna (3)	9%	9%	10%	9%

(1)Anthem also includes other carriers owned by Anthem.
(2)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(3)Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 64% of our commission revenue in both the three and nine months ended September 30, 2014. Commission revenue attributable to major medical individual and family health insurance plans was approximately 61% and 52% of our commission revenue in the three and nine months ended September 30, 2015, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of December 31, 2014, three customers represented 30%, 17% and 14%, respectively, of our $8.2 million outstanding accounts receivable balance. As of September 30, 2015, one customer represented 66% of our $8.8 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and September 30, 2015. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2015. Accordingly, our estimate for uncollectible amounts at September 30, 2015 was not material.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Restructuring Charges

In March 2015, we implemented an organizational restructuring and cost reduction plan designed to rebalance our resources and help reduce our cost structure as a result of lower than expected individual and family health insurance plan membership and revenue. As part of the plan, we eliminated approximately 160 full-time positions in the United States, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs, as well as $0.6 million in other pre-tax restructuring charges, primarily consisting of facility exit costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were approved and substantially completed. In March 2015, as part of our restructuring activities, we also eliminated certain positions in our China operation.

The following table summarizes the total cash and non-cash restructuring charges recorded during the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Employee termination costs	$—	$—	$—	$3,791
Non-cash employee termination costs - stock-based compensation	—	—	—	113
Facility and other termination costs	—	—	—	637
Total restructuring charges	$—	$—	$—	$4,541

The following table summarizes the cash-based restructuring charges liability activity during the nine months ended September 30, 2015 (in thousands):

	Nine Months Ended September 30, 2015
	Beginning balance	Charges	Payments	Ending balance

Employee termination costs	$—	$3,791	$(3,779)	$12
Facility and other termination costs	—	637	(160)	477
Total restructuring liability	$—	$4,428	$(3,939)	$489
Less: non-current restructuring charges associated with facilities				(232)
Restructuring charges liability - current				$257

Note 8 - Commitments and Contingencies

Legal Proceedings— On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  On May 6, 2015, the Court consolidated the two cases.  On June 10, 2015, a consolidated complaint was filed.  The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015.  The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.  On July 15, 2015, defendants moved to dismiss the consolidated complaint.  The court held a hearing on defendants’ motion to dismiss the consolidated complaint on September 30, 2015.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2015 an individual plaintiff filed a lawsuit against a health insurance carrier and us in state court in the state of Texas.  The complaint alleged that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act in connection with the plaintiff’s purchase of the health insurance carrier’s health insurance product.  The complaint sought economic and actual damages for alleged harm caused to the plaintiff as well as multiple damages, exemplary damages and attorney’s fees and costs.  In June 2015, we and the health insurance carrier removed the case to the United States District Court for the Eastern District of Texas, and the court ordered the plaintiff to file an amended complaint.  The plaintiff filed the amended complaint in July 2015.  The amended complaint purports to be a class action lawsuit on behalf of the purchasers of a certain health insurance product offered by the health insurance carrier.  The amended complaint alleges that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act and the Texas Insurance Code in connection with the sale of the health insurance carrier’s health insurance product.  The amended complaint alleges certain other causes of action against the health insurance carrier.  The amended complaint seeks economic and actual damages, multiple damages, exemplary damages, interest, attorney’s fees and costs, and specific performance.  In August 2015 we and the health insurance carrier moved to dismiss the amended complaint.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. At December 31, 2014 and September 30, 2015 we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

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
the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; variability in timing of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; the evolving nature of Affordable Care Act implementation; our relationships with health insurance carriers; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; our ability to successfully market and sell Medicare-related health insurance plans; the operations of our customer care center; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers' satisfaction with our service; changes in the competitive landscape; our ability to attract new members and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; our ability to develop an effective process for purchasing of health insurance over the Internet on smartphones, tablets and devices other than desktop or laptop computers; dependence upon Internet search engines; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; general economic factors; dependence on our operations in China; dependence on our carrier partners for timely information about membership changes; success of our sponsorship and advertising business; protection of our intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; maintenance of relationships with business development partners; difficulties, delays, unexpected costs and an inability to achieve anticipated cost savings from the organizational restructuring and cost reduction program we implemented in March 2015; potential acquisitions; potential consolidation in the health insurance industry; maintenance of proper and effective internal controls; potential changes to accounting standards and interpretations; impact of provisions for income taxes; changes in laws and regulations, including in connection with health care reform and/or with respect to the marketing and sale of Medicare-related plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2015, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 88% and 89% of total revenue in the three and nine months ended September 30, 2014, respectively, and represented 91% and 93% of total revenue in the three and nine months ended September 30, 2015, respectively.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part II, Item 1A. Risk Factors - Risks Related to Our Business. The aggregate future impact of the implementation of health care reform on our business and financial results is uncertain. Our ability to continue to act as a health insurance agent for our members who switch to a new health insurance product and for new members will depend upon a number of factors, including health insurance company practices, individual financial circumstances and their eligibility for health care reform subsidies, our members’ existing health insurance plans, the price of health insurance and our ability to offer and sell subsidy-eligible health insurance plans efficiently in an online process. Moreover, we are facing new competition in the form of government run health insurance exchanges. Our ability to act as a health insurance agent to health care reform subsidy-eligible individuals depends upon government-run health insurance exchanges developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain agreements and integrate with those government-run exchanges. In order to enroll individuals in subsidy-eligible plans over the Internet, we also need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. Our ability to maintain compliance with these and other requirements could present significant challenges for us. The Centers for Medicare and Medicaid Services, or CMS, oversees the Federally-Facilitated Marketplace, or FFM .  In October 2015, we reviewed with CMS our online process for enrolling subsidy-eligible individuals in qualified health plans through the FFM.  If CMS were to determine not to permit us to use this process, we would have difficulty enrolling, and may not be able to enroll, subsidy-eligible individuals in qualified health plans in an efficient and scalable manner during the open enrollment period that began November 1, 2015 and ends January 15, 2016, which would result in our loss of existing members and new potential members, a reduction in our individual and family health insurance plan membership and would harm our business, operating results and financial condition. We may also be required to incur additional expenses in connection with our enrollment of individuals through the FFM. In addition, the implementation of an open enrollment period for the purchase of individual and family health insurance presents challenges to our ability to enroll a significant number of individuals into health insurance over a limited period of time and inhibits our ability to obtain new health insurance members outside of the open enrollment period. The impact of health care reform on our health insurance carrier partners and their reaction is also unclear. For instance, health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. Our individual and family health insurance membership has declined as a result of competition from government-run health insurance exchanges and general attrition, which we have not been able to offset with new member additions. We also have determined to focus on the overall profitability of our individual and family plan business, which has led to a reduction in our investment in this area. Health care reform has negatively impacted our business and results of operations and could in the aggregate have a material adverse effect on our business and results of operations in the future.

We actively market the availability of Medicare-related health insurance plans through our online Medicare plan platforms www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com. Our Medicare plan platforms and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, online or telephonically, we generate revenue from commissions we receive from health insurance carriers. Commission payments we receive for Medicare Advantage and Medicare Part D prescription drug policies sold by us are typically fixed and are earned over a period of six years, or longer depending on the carrier arrangement, and are paid to us either monthly or annually. Commission payments we receive for Medicare Supplement policies sold by us typically are a percentage of the premium on the policy and paid to us until either the health insurance policy is cancelled or we otherwise do not remain the agent on the policy.

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

Sources of Revenue

Commission Revenue

Commission revenue attributable to major medical individual and family health insurance plans was approximately 64% of our commission revenue in both the three and nine months ended September 30, 2014. Commission revenue attributable to major medical individual and family health insurance plans was approximately 61% and 52% of our commission revenue in the three and nine months ended September 30, 2015, respectively. The decline in the percentage of commission revenue attributable to major medical individual and family health insurance plans in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was due primarily to an increase in commission revenue attributable to Medicare-related health insurance plans while individual and family plan commission revenue declined year-over-year due to a reduction in individual and family health insurance estimated membership.

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

Individual and Family Plans. Commission rates for individual and family health insurance plans may vary by carrier, by geography and by the type of plan purchased by a member. Additionally, commission rates commonly vary based upon the amount of time that the policy has been active, with commission rates typically being higher in the first twelve months of the policy. After the first twelve months, commission rates generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue growth will be negatively impacted, as we experienced in 2014 and 2015. Individuals and families purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay commissions to us on these policies monthly, after they receive the premium payment from the member. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, a significant amount of our individual and family plan commission revenue is recurring in nature. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of individual and family health insurance plan commission revenue.

The implementation of health care reform has had a significant impact on our individual and family health insurance membership and commission revenue. For example, health care reform established open enrollment periods for the purchase of individual and family insurance. The first open enrollment period ran from October 1, 2013 through March 31, 2014 for coverage effective in 2014, and the second ran from November 15, 2014 through February 15, 2015 for coverage effective in 2015.  The next annual open enrollment period for individual and family health insurance is scheduled to run from November 1, 2015 through January 31, 2016 for coverage effective in 2016. Individuals and families generally are not able to purchase individual and family health insurance outside of open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.  Open enrollment periods have changed the seasonality of our individual and family health insurance business. Our individual and family health insurance membership and commission revenue also have been negatively impacted by competition from government-run health insurance exchanges and general attrition which we have not offset by new member additions.

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

Submitted Applications. In connection with the initial health care reform open enrollment period, that began on October 1, 2013 and ended on March 31, 2014, we experienced a significant increase, relative to historical levels, in the number of submitted applications for individual and family health insurance during the fourth quarter of 2013 and the first quarter of 2014. Following the conclusion of the initial open enrollment period, our individual and family health insurance submitted applications decreased significantly during the second and third quarters of 2014 relative to historical levels and to the first quarter of 2014. The second open enrollment period began on November 15, 2014 and ended on February 15, 2015. While we experienced a significant increase in the number of submitted applications for individual and family health insurance during the fourth quarter of 2014 compared to the second and third quarters of 2014, they were 41% below the number of submitted application during the fourth quarter of 2013. The number of individual and family health insurance submitted applications during the first quarter of 2015 was higher than the number of applications submitted during the fourth quarter of 2014, but 17% below the number of applications submitted during the first quarter of 2014. Outside the second open enrollment period, the number of individual and family health insurance submitted applications during the second and third quarters of 2015 decreased significantly compared to the first quarter of 2015 but remained relatively flat compared to the second and third quarters of 2014, respectively. We expect individual and family submitted applications will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the next open enrollment period.

Members per Submitted Application. We experienced a decline in the average number of members on our submitted individual and family plan health insurance applications in the first quarters of 2014 and 2015 compared to the second through fourth quarters of 2013 and 2014, respectively. The average returned to historical rates in the second and third quarters of 2014 and improved in the second and third quarters of 2015 compared to the first quarter of 2015 but did not return to pre-healthcare reform historical rates.

Approval Rates. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. During the second and third quarters of 2014, we also experienced a decrease in the rate at which these approvals resulted in paying members. This decrease was mainly due to an increase in the rate of non-payment of initial premium by applicants and health insurance carrier-specific issues. In addition, during the second and third quarters of 2014, some carriers postponed payment of commission to us for qualified health insurance plans where the member holding the plan was receiving a subsidy, until the health insurance carrier received both the premium payment from the member and the subsidy payment from the federal government, which further delayed our ability to recognize revenue from the sale of these policies during 2014. During the first quarter of 2015, we experienced an increase in the rate at which these approvals resulted in paying members compared to the first and second quarters of 2014. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefited from carriers paying us earlier on policies approved during the open enrollment period that ended in 2015 compared to the prior open enrollment period. We believe that the more timely payment of commissions resulted from carriers being better prepared to handle large application volumes, and we also took steps to work with our carrier partners to ensure that their processes resulted in more timely commission payments to us. It is unclear whether this will continue throughout the remainder of 2015 or in connection with applications submitted during the open enrollment period that began on November 1, 2015.

Commission Rates. The average commission dollars per-member-per-month that we receive for new individual and family health insurance plan members varies based upon a number of factors, including the ratio of policies that we sold for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sold, the mix of our members by health insurance carrier and the commission rates we receive from each carrier. The increased volume of individual and family health insurance submitted applications during the open enrollment periods has in the past caused us to experience a shift in the concentration of our membership by health insurance carrier and type of plan purchased. For example, some health insurance carriers exited or reduced selling efforts in certain markets during the initial open enrollment period, while others increased their marketing efforts in certain markets. These and other factors resulted in a change in the concentration of our individual and family health insurance members by carrier, which had the impact, after incorporating the positive impact of health insurance premium inflation, of reducing our average commission rate per member in the second and third quarters of 2014. We observed higher commissions on many of the individual and family health insurance plans that we sold during the second open enrollment period for which we received payments from health insurance carriers during the first, second and third quarters of 2015 compared to policies that we sold during the first open enrollment period for which we received payments from health insurance carriers during the first, second and third quarters of 2014. We believe that at least some of this can be explained by higher average premiums on qualified health plans that we were able to sell in greater volume and by overall premium inflation across the market for individual and family health insurance. It is unclear whether this trend will continue throughout the remainder of 2015 or in connection with applications submitted during the open enrollment period that began in November 1, 2015.

Retention Rates. Our individual and family health insurance commission revenue is also influenced by our individual and family health insurance member retention rates. The member retention rates on our individual and family membership were negatively impacted by health care reform beginning in the fourth quarter of 2013, throughout 2014 and during the first three quarters of 2015. As a result, the number of new individual and family health insurance members added during the second, third and fourth quarters of 2014 and the first, second and third quarters of 2015, was not enough to offset the loss of existing members, resulting in an annual decline in individual and family health insurance estimated membership during those periods.

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

The majority of Medicare plans are sold in our fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, we have generated a significant amount of Medicare plan-related revenue in the fourth quarter resulting from the sale of new Medicare plans. For example, during 2014 62% of our Medicare plan-related applications were submitted during the fourth quarter. Historically, we recognized a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period renew on January 1 of each year. As a result of a regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, regardless of the month the policy went into effect, which resulted in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of 2015, resulted in negligible renewal commission revenue in the second and third quarters of 2015 and will result in negligible renewal commission revenue in the second, third or fourth quarters of each year for these products. In addition, CMS also issued a regulation prohibiting carriers from paying commissions until January 1st on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. If we do not receive commission information from carriers in the fourth quarter for these policies sold during the fourth quarter, we will not be able to recognize commission revenue related to the policies until such commission information in received, which would be expected to occur in the first quarter of the following year.

Ancillary Plans. We market and sell ancillary health insurance plans, which primarily consist of short-term, dental, life, vision, and accident insurance plans, on our ecommerce platform. Historically, we have sold ancillary health insurance plans alongside individual and family health insurance plans and also as standalone products. While our estimated ancillary health insurance plan membership has increased since the implementation of health care reform, annual growth has slowed during 2015. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of ancillary health insurance plan commission revenue.

Other Revenue

Online Sponsorship and Advertising.  We offer advertising services for our Medicare plan carriers to purchase advertising on separate websites developed, hosted and maintained by us for a pre-determined amount of time. In these instances, we are typically paid a fixed, up-front fee. In addition, our online sponsorship program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. Our online sponsorship and advertising revenue declined in the third quarter of 2015 compared to the third quarter of 2014 primarily due to a decrease in Medicare-related advertising revenue. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of online sponsorship and advertising revenue.

Technology Licensing.  We derive revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online.  In our technology licensing business, we are typically paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Technology licensing revenue declined in the third quarter of 2015 compared to the third quarter of 2014 due to fewer licensing relationships and decreased performance-based fees from lower submitted health insurance applications. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding our recognition of technology licensing revenue.

Member Acquisition

Our marketing initiatives are an important factor in our ability to add members and are focused on three primary member acquisition channels: direct, marketing partners and online advertising. Our marketing initiatives are primarily designed to encourage consumers to complete an application for health insurance. Our marketing channels are as follows:

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, including www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com, either directly, through paid search listings on Internet search engines and directories, or other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns. For the three and nine months ended September 30, 2014, applications submitted through us for individual and family health insurance from our direct channel constituted 70% and 42%, respectively, of all individual and family health insurance applications submitted on our website during those periods. For the three and nine months ended September 30, 2015, applications submitted through us for individual and family health insurance from our direct channel constituted 56% and 43%, respectively, of all individual and family health insurance applications submitted on our website during those periods.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Many of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network. For the three and nine months ended September 30, 2014, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 23% and 40%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2015, applications submitted through us for individual and family health insurance plans from our marketing partner member acquisition channel constituted approximately 40% and 46%, respectively, of all individual and family health insurance applications submitted on our website. We rely heavily on marketing partners as a source of submitted applications for Medicare-related health insurance plans. While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Moreover, a large percentage of our referrals for the purchase of Medicare plans comes from a single marketing partner. In February 2015 CMS issued guidance indicating that third-party websites and marketing material must be filed for approval with CMS.  Some health insurance carriers have interpreted this guidance to mean that websites and other marketing material of our marketing partners must go through the process of CMS filing and approval.  We have described various risks relating to the CMS guidance and our marketing partners in Part II, Item 1A. Risk Factors - Risks Related to our Business.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. We incur expenses associated with search advertising in the period in which the consumer clicks on the advertisement. For the three and nine months ended September 30, 2014, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 7% and 18%, respectively, of all individual and family health insurance applications submitted on our website. For the three and nine months ended September 30, 2015, applications submitted through us for individual and family health insurance plans from our online advertising channel constituted approximately 4% and 11%, respectively, of all individual and family health insurance applications submitted on our website. The decrease in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 is a result of our decision to reduce spending in this area given the higher relative cost of our online advertising channel compared to other channels.

In addition to our marketing channels, we have acquired health insurance members through transactions with broker partners. We have entered into several agreements, whereby the partners have transferred certain of their existing health insurance members to us as the broker of record on the underlying policies. These transfers included primarily Medicare plan members. The first of these transferred books-of-business occurred in February 2009 and the most recent in September 2012.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. During the second and third quarters of 2015, marketing and advertising expenses decreased, consistent with the decrease in submitted applications, compared to periods during the open enrollment period. As a result of the second open enrollment period for individual and family plans that began on November 15, 2014 and ended on February 15, 2015, marketing and advertising expenses increased during the fourth quarter of

2014 and first quarter of 2015, consistent with the increases in submitted applications, compared to periods outside the open enrollment period. In addition, due to the initial open enrollment period for individual and family plans that began in October 2013 and ended on March 31, 2014, marketing and advertising expenses increased significantly in the fourth quarter of 2013 and first quarter of 2014, relative to historical levels, and decreased significantly during the second and third quarters of 2014, consistent with the respective increases and decreases in submitted applications. We expect both Medicare and individual and family health insurance submitted applications and related marketing and advertising expenses will increase significantly during the fourth quarter of 2015, relative to the second and third quarters of 2015, as a result of the next Medicare annual enrollment period and individual and family health insurance open enrollment period.

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

Historically, we have experienced decreases in submitted individual and family plan applications outside of the open enrollment period compared to inside the open enrollment period and the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our direct member acquisition channel. During the open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our higher cost marketing partner member acquisition channel compared to outside of open enrollment period. These seasonal trends have continued in 2015.

Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in pre-sales assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period during 2014 and 2015, and to a lesser extent the open enrollment period for individual and family plans during 2014, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarters of 2014 and 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the initial and second open enrollment periods for individual and family health insurance that ended on March 31, 2014 and February 15, 2015, respectively. Accordingly, our customer care center staffing costs have been significantly higher in our first and fourth quarters compared to the second and third quarters. These seasonal trends have continued in 2015 as we have added seasonal customer care and enrollment personnel primarily to assist with the increase in submitted applications expected during the next Medicare annual enrollment period.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended September 30, 2014 and 2015 and as of September 30, 2014 and 2015:

	Three Months Ended	Three Months Ended
Key Metrics:	September 30, 2014	September 30, 2015
Operating cash flows (1)	$10,961,000	$10,925,000
IFP submitted applications (2)	23,800	22,500
IFP approved members (3)	28,100	23,700
Total approved members (4)	130,000	111,400
Commission revenue (5)	$36,164,000	$34,942,000
Commission revenue per estimated member for the period (6)	$30.05	$31.15
	As of	As of
	September 30, 2014	September 30, 2015
IFP estimated membership (7)	653,700	518,000
Medicare estimated membership (8)	121,300	182,700
Other estimated membership (9)	383,100	397,400
Total estimated membership (10)	1,158,100	1,098,100

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2015
Source of IFP submitted applications (as a percentage of total IFP applications for the period):
Direct (11)	70%	56%
Marketing partners (12)	23%	40%
Online advertising (13)	7%	4%
Total	100%	100%

(1)	Net cash provided by operating activities for the period from the condensed consolidated statements of cash flows.

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

Our insurance carrier partners bill and collect insurance premiums paid by our members. Carrier partners do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•
To calculate the estimated number of members active on individual and family plan insurance policies, we have taken the sum of (i) the number of IFP members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation after reducing that number using historical experience (for which the experience for the period from April 1, 2014 to September 30, 2014 was used for the calculation of membership as of September 30, 2015) for assumed member cancellations over the six-month period; and (ii) the number of approved members over the six-month period prior to the date of estimation after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate. For the purpose of estimating the number of members active on individual and family plan insurance policies as of September 30, 2015, we have applied the percentage of members who do not accept their approved policy from the same month of the previous year for each of the six months prior to the date of estimation.

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
During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a complete discussion of our critical accounting policies and estimates.
Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2014 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2015		2014		2015
Revenue:
Commission	$36,164	88%	$34,942	91%	$120,267	89%	$130,157	93%
Other	5,004	12	3,282	9	14,435	11	9,248	7
Total revenue	41,168	100	38,224	100	134,702	100	139,405	100
Operating costs and expenses:
Cost of revenue	745	2	443	1	3,750	3	3,527	3
Marketing and advertising	9,228	22	9,349	24	41,946	31	44,086	32
Customer care and enrollment	9,695	24	9,462	25	28,392	21	28,981	21
Technology and content	10,303	25	8,036	21	30,320	23	27,400	20
General and administrative	7,077	17	7,749	20	22,228	17	23,237	17
Restructuring charges	—	—	—	—	—	—	4,541	3
Amortization of intangible assets	354	1	260	1	1,062	1	893	1
Total operating costs and expenses	37,402	91	35,299	92	127,698	95	132,665	95
Income from operations	3,766	9	2,925	8	7,004	5	6,740	5
Other expense, net	(13)	—	(27)	—	(81)	—	(50)	—
Income before provision for income taxes	3,753	9	2,898	8	6,923	5	6,690	5
Provision (benefit) for income taxes	2,229	5	(737)	(2)	3,929	3	(613)	—
Net income	$1,524	4%	$3,635	10%	$2,994	2%	$7,303	5%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Marketing and advertising	$721	$461	$1,957	$1,498
Customer care and enrollment	116	110	283	366
Technology and content	559	362	1,550	1,308
General and administrative	894	643	2,795	2,149
Restructuring charges	—	—	—	113
Total stock-based compensation expense	$2,290	$1,576	$6,585	$5,434

Three and Nine Months Ended September 30, 2014 and 2015

Revenue
The following table presents our commission, other revenue and total revenue for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Commission	$36,164	$34,942	$(1,222)	(3)%	$120,267	$130,157	$9,890	8%
Percentage of total revenue	88%	91%			89%	93%
Other	$5,004	$3,282	$(1,722)	(34)%	$14,435	$9,248	$(5,187)	(36)%
Percentage of total revenue	12%	9%			11%	7%
Total revenue	$41,168	$38,224	$(2,944)	(7)%	$134,702	$139,405	$4,703	3%

Three Months Ended September 30, 2014 and 2015—Commission revenue decreased $1.2 million, or 3% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to a decrease of $1.0 million in individual and family health insurance-related commission revenue, a decrease of $0.4 million in commission override revenue and a decrease of $0.5 million in ancillary revenue. This was partially offset by an increase of $0.6 million in Medicare-related commission revenue.

Other revenue decreased $1.7 million, or 34%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due primarily to decreases of $1.9 million in online sponsorship and advertising revenue. This was partially offset by an increase of $0.3 million in lead generation revenue.

Nine Months Ended September 30, 2014 and 2015—Commission revenue increased $9.9 million or 8%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to increases of $18.5 million in Medicare-related commission revenue and $0.6 million in ancillary health insurance commission revenue, consisting primarily of short-term, dental, vision and accident plan offerings. This was partially offset by decreases of $7.8 million in individual and family health insurance-related commission revenue, $1.2 million in commission override revenue and $0.3 million in small business health insurance related commission revenue.

The increases in Medicare-related and ancillary commission revenues are due to increased membership for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as well as regulations issued by the CMS that resulted in our recognizing 12 months of renewal commission revenue for all Medicare Advantage and Medicare Part D prescription drug policies on January 1st beginning in 2015. In addition, approximately $3.0 million in Medicare commission revenues were pushed into the first quarter of 2015 from the fourth quarter of 2014 as a result of a new regulation that requires commissions on Medicare Advantage and Medicare Part D prescription drug products sold during the Annual Enrollment Period not to be paid to brokers until January 1, which is the effective date of these policies, and as a result of us not receiving commission information from certain carriers in the fourth quarter.

Other revenue decreased $5.2 million, or 36%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to decreases of $5.0 million in online sponsorship and advertising revenue and $0.8 million in technology licensing revenue, partially offset by an increase of $0.6 million in lead generation revenue.

We expect commission revenue to increase in absolute dollars in 2015 compared to 2014, primarily as a result of a continued increase in Medicare-related commission revenue, partially offset by decreases in individual and family health insurance related commission revenue and commission override revenue. We expect other revenue to decline in absolute dollars in 2015 compared to 2014, primarily due to a decrease in online sponsorship and advertising revenue, and to a lesser extent, a decrease in technology licensing revenue, partially offset by an increase in lead generation revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Cost of revenue	$745	$443	$(302)	(41)%	$3,750	$3,527	$(223)	(6)%
Percentage of total revenue	2%	1%			2%	3%

Three Months Ended September 30, 2014 and 2015—Cost of revenue decreased $0.3 million, or 41% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies. The decrease is attributed to the change in Medicare regulations that took effect in 2015 causing all Medicare policies to renew on January 1 of each year and our recognizing the related annual commission revenue during the three months ended March 31, 2015.

Nine Months Ended September 30, 2014 and 2015—Cost of revenue decreased $0.2 million, or 6%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due primarily to fewer payments to marketing partners with whom we have revenue-sharing arrangements.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%

Marketing and advertising	$9,228	$9,349	$121	1%	$41,946	$44,086	$2,140	5%
Percentage of total revenue	22%	24%			31%	32%

Three Months Ended September 30, 2014 and 2015—Marketing and advertising expenses increased $0.1 million, or 1%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due primarily to a $0.4 million increase in variable advertising costs, partially offset by a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015.
.
Nine Months Ended September 30, 2014 and 2015—Marketing and advertising expenses increased $2.1 million, or 5%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to an increase of $2.8 million in variable advertising costs, partially offset by a $0.6 million decrease in public relation costs, as well as a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015. The increase in variable advertising costs resulted from an increase of $12.2 million in the fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website and an increase of $1.2 million in direct marketing expenses, partially offset by a decrease of $10.6 million in online advertising costs.

We expect our marketing and advertising expenses to increase in absolute dollars in 2015 compared to 2014 due primarily to increased variable advertising costs associated with the second open enrollment period for individual and family health insurance plans, which ended on February 15, 2015, and the next open enrollment period for individual and family health insurance, which commenced on November 1, 2015, as well as the Medicare annual enrollment period which commenced on October 15, 2015, partially offset by a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Customer care and enrollment	$9,695	$9,462	$(233)	(2)%	$28,392	$28,981	$589	2%
Percentage of total revenue	24%	25%			21%	21%

Three Months Ended September 30, 2014 and 2015—Customer care and enrollment expenses decreased $0.2 million or 2% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to a decrease in compensation, benefits and other personnel costs.

Nine Months Ended September 30, 2014 and 2015—Customer care and enrollment expenses increased $0.6 million, or 2%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to an increase in compensation, benefits, licensing and other personnel costs related to additional customer care center personnel and consultants retained in connection with the open enrollment period for individual and family health insurance that ended on February 15, 2015.

We expect customer care and enrollment expenses to increase slightly in absolute dollars in 2015 compared to 2014 as a result of an increase in customer care center staffing to support Medicare enrollments, partially offset by a decrease in compensation, benefits and other personnel costs in support of individual and family plan enrollments resulting from the reduction-in-force announced in March 2015.

Technology and Content
The following table presents our technology and content expenses for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Technology and content	$10,303	$8,036	$(2,267)	(22)%	$30,320	$27,400	$(2,920)	(10)%
Percentage of total revenue	25%	21%			23%	20%

Three Months Ended September 30, 2014 and 2015—Technology and content expenses decreased $2.3 million, or 22%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015.

Nine Months Ended September 30, 2014 and 2015—Technology and content expenses decreased $2.9 million, or 10%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015.

We expect technology and content expenses to significantly decrease in absolute dollars in 2015 compared in 2014 as a result of a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015.

General and Administrative
The following table presents our general and administrative expenses for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
General and administrative	$7,077	$7,749	$672	9%	$22,228	$23,237	$1,009	5%
Percentage of total revenue	17%	20%			17%	17%

Three Months Ended September 30, 2014 and 2015—General and administrative expenses increased $0.7 million, or 9%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to increases of $0.6 million in annual performance bonus expense and $0.4 million in legal expenses, partially offset by a $0.4 million decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015 and decreases in lobbying expenses and information technology-related expenses.

Nine Months Ended September 30, 2014 and 2015—General and administrative expenses increased $1.0 million, or 5%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to increases of $1.4 million in annual performance bonus expense and $1.0 million in legal expenses, partially offset by decreases of $1.0 million in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015 and $0.6 million in lobbying expenses.

We expect general and administrative expenses to increase in absolute dollars in 2015 compared to 2014 as a result of the accrual of annual performance bonuses for fiscal 2015 and anticipated increases in legal fees, partially offset by a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015

Restructuring Charges

The following table presents our restructuring charges for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Restructuring charges	$—	$—	$—	—%	$—	$4,541	$4,541	100%
Percentage of total revenue	—%	—%			—%	3%

Three Months Ended September 30, 2014 and 2015—The organizational restructuring and cost reduction plan implemented in March 2015 resulted in no additional restructuring expense in the three months ended September 30, 2015. No similar activities occurred in the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 and 2015—The organizational restructuring and cost reduction plan implemented in March 2015 resulted in restructuring charges of $4.5 million. These costs consist primarily of $3.9 million for employee termination benefits and related costs as well as $0.6 million in other restructuring charges, primarily relating to facility exit costs. No similar activities occurred in the nine months ended September 30, 2014.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Amortization of intangible assets	$354	$260	$(94)	(27)%	$1,062	$893	$(169)	(16)%
Percentage of total revenue	1%	1%			1%	1%

Three Months Ended September 30, 2014 and 2015—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased slightly in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 and 2015—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased slightly in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Other Expense, Net
The following table presents our other expense, net, for the three and nine months ended September 30, 2014 and 2015 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Other expense, net	$(13)	$(27)	$(14)	108%	$(81)	$(50)	$31	(38)%
Percentage of total revenue	—%	—%			—%	—%

Three Months Ended September 30, 2014 and 2015—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the three months ended September 30, 2015.

Nine Months Ended September 30, 2014 and 2015—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the nine months ended September 30, 2015.

Provision (Benefit) for Income Taxes
The following table presents our provision for income taxes for the three and nine months ended September 30, 2014 and 2015 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
Provision (benefit) for income taxes	$2,229	$(737)	$(2,966)	(133)%	$3,929	$(613)	$(4,542)	(116)%
Percentage of total revenue	5%	(2)%			3%	—%

Three Months Ended September 30, 2014 and 2015—In the three months ended September 30, 2014 and 2015, we recorded a provision (benefit) for income taxes representing effective tax rates of 59% and (25)%, respectively. Our effective tax rate in the three months ended September 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. Our effective tax rate in the three months ended September 30, 2015 was lower than statutory federal and state tax rates due primarily to non-deductible lobbying expenses, offset by foreign tax benefited and change in valuation allowance. Our provision (benefit) for income taxes in the three months ended September 30, 2015 was impacted by a $0.8 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations on those previously unrecognized tax benefits.

Nine Months Ended September 30, 2014 and 2015—In the nine months ended September 30, 2014 and 2015, we recorded a provision (benefit) for income taxes representing effective tax rates of 57% and (9)%, respectively. Our effective tax rate in the nine months ended September 30, 2014 was higher than statutory federal and state tax rates due primarily to non-deductible lobbying expenses. We recorded a valuation allowance against the US deferred tax assets at the end of fiscal year 2014 and continue to maintain that full valuation allowance as of September 30, 2015 as the Company believes it is not more likely that not that the net deferred tax assets will be fully realized. In the nine months ended September 30, 2015, we recorded a benefit for income taxes of ($0.6) million, which was primarily related to a $0.8 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes of $0.2 million related to minimum taxes and a foreign tax rate differential.

During the nine months ended September 30, 2015, our unrecognized tax decreased from approximately $6.8 million to approximately $6.4 million. Of the $6.4 million of unrecognized tax benefits, $3.3 million represents the amount that if recognized, would favorably affect our effective income tax rate in a future period.

We record interest and penalties related to unrecognized tax benefits in income tax expense. On September 30, 2015, we had approximately $0.5 million accrued for estimated interest related to uncertain tax positions. For the nine months ended September 30, 2015, we recorded estimated interest of $0.1 million. No penalties have been accrued.

Liquidity and Capital Resources

At September 30, 2015, our cash and cash equivalents totaled $62.0 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2014, our cash and cash equivalents totaled $51.4 million. The increase in cash and cash equivalents reflects $12.5 million provided by operating activities, $1.3 million of proceeds from the exercise of stock options, offset by $2.3 million used to purchase property and equipment and other assets and $0.8 million to net-share settle equity awards.
As of September 30, 2015, we have in treasury 353,985 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2014 and September 30, 2015, we had a total of 10,945,607 shares and 11,018,379 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2014 and 2015 (in thousands):

	Nine Months Ended September 30,
	2014	2015

Net cash provided by operating activities	$5,859	$12,472
Net cash used in investing activities	$(7,835)	$(2,335)
Net cash provided by (used in) financing activities	$(47,013)	$445

During the nine months ended September 30, 2014, excess federal and state tax benefits related to share-based payments resulted in an increase of $2.6 million in Additional Paid-In Capital in the condensed consolidated balance sheets. No excess federal and state tax benefits related to share-based payments were recognized during the nine months ended September 30, 2015. These amounts are also classified in the condensed consolidated statements of cash flows as both a reduction to operating cash flows and as financing cash inflows.

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter. Consistent with prior years, we expect marketing and advertising costs to increase during the fourth quarter of 2015 compared to the third quarter of 2015 due to an increase in submitted applications for individual and family health insurance during the open enrollment period and due to an increase in submitted applications for Medicare plans during the annual enrollment period, which will have a negative impact on our cash flows in the quarter.

As a result of a regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, all Medicare Advantage and Medicare Part D prescription drug policies renewed on January 1, resulting in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of 2015. As a result of this plan year change, we did not recognize significant renewal commission revenue in the second and third quarters of 2015 and do not expect significant renewal commission revenue in the fourth quarter of 2015. Renewal commissions for Medicare Advantage products are paid monthly; therefore the majority of renewal commissions for that product will be collected in quarters subsequent to the first quarter. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. In connection with this change and as a result of us not receiving commission information from certain carriers in the fourth quarter, an estimated $3 million of Medicare plan-related commission revenue for policies sold during the annual enrollment period was not recognized by us during the fourth quarter of 2014 but recognized as revenue during the first quarter of 2015.

Nine Months Ended September 30, 2015— Our operating activities provided cash of $12.5 million during the nine months ended September 30, 2015 and consisted of net income of $7.3 million, increased by non-cash items of $12.1 million and offset by cash used by operating assets and liabilities and other activities of $6.9 million. Adjustments for non-cash items primarily consisted of $6.5 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $5.4 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $0.6 million in accounts receivable, an increase of $1.2 million in prepaid expenses and other assets, a decrease of $3.9 million in accounts payable, a decrease of $7.4 million in accrued marketing expenses, an increase of $2.7 million in deferred revenue, an increase of $3.0 million in accrued compensation and benefits, an increase of $0.5 million in accrued restructuring charges.

Nine Months Ended September 30, 2014—Our operating activities used cash of $5.9 million during the nine months ended September 30, 2014 and consisted of net income of $3.0 million, increased by non-cash items of $14.4 million and offset by cash used by operating assets and liabilities and other activities of $11.5 million. Adjustments for non-cash items primarily consisted of $6.4 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets, and $6.6 million of stock-based compensation expense and $1.3 million of deferred income taxes. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of

$1.3 million in accounts receivable, an increase of $1.4 million in prepaid expenses and other assets, a decrease of $1.6 million in accounts payable, a decrease of $5.8 million in accrued marketing expenses, a decrease of $2.2 million in accrued compensation and benefits and an increase of $0.4 million in deferred revenue. Accrued marketing expenses decreased due to the significant decrease in the number of submitted individual and family plan applications and the timing of payments to our marketing partners and vendors. Accrued compensation and benefits decreased due to the payment of performance bonuses to employees that were earned during 2013.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software (including capitalized internally-developed software) to enhance our website and to support our growth, as well as consideration paid for the purchase of an intangible asset.

Nine Months Ended September 30, 2015—Net cash used in investing activities of $2.3 million during the nine months ended September 30, 2015 was due to the purchase of property and equipment and other assets.

Nine Months Ended September 30, 2014—Net cash used in investing activities of $7.8 million during the nine months ended September 30, 2014 was due to $3.3 million used to purchase property and equipment and other assets and $4.5 million used in the purchase of an intangible asset, the Internet domain name www.Medicare.com. Additional non-cash consideration for www.Medicare.com included settlement of a $0.3 million outstanding receivable from the owner upon completion of the purchase.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, cash used to net-share settle equity awards and excess tax benefits from stock-based compensation. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Nine Months Ended September 30, 2015—Net cash provided by financing activities of $0.4 million during the nine months ended September 30, 2015 was due to proceeds of $1.3 million from the exercise of common stock options offset by $0.8 million used to net-share settle the tax obligation related to vesting equity awards.

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

In connection with the Mountain View, California lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The standby letter of credit has since been reduced to $0.3 million.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of September 30, 2015 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2015 (three months)	$1,268	$288	$1,556
2016	4,872	1,029	5,901
2017	4,384	557	4,941
2018	3,210	—	3,210
2019	1,045	—	1,045
Thereafter	3,520	—	3,520
Total	$18,299	$1,874	$20,173

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2014 and September 30, 2015, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2014	September 30, 2015
Cash (1)	$15,793	$17,393
Money market funds (2)	35,622	44,623
Total cash and cash equivalents	$51,415	$62,016

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2014 and September 30, 2015 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2014, three health insurance carriers represented 30%, 17% and 14%, respectively, for a combined total of 61% of our $8.2 million outstanding accounts receivable balance. As of September 30, 2015, one health insurance carrier represented 66% of our $8.8 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and September 30, 2015. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2015.  Accordingly, our estimate for uncollectible amounts at September 30, 2015 was not material.

Significant Customers

Substantially all revenue for the three months ended September 30, 2014 and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2014 and 2015 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Humana	23%	19%	23%	24%
Anthem (1)	11%	10%	11%	10%
UnitedHealthcare (2)	10%	11%	10%	10%
Aetna (3)	9%	9%	10%	9%

(1)	Anthem includes other carriers owned by Anthem.

(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  On May 6, 2015, the Court consolidated the two cases.  On June 10, 2015, a consolidated complaint was filed.  The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015.  The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.  On July 15, 2015, defendants moved to dismiss the consolidated complaint.  The court held a hearing on defendants’ motion to dismiss the consolidated complaint on September 30, 2015.

In May 2015 an individual plaintiff filed a lawsuit against a health insurance carrier and us in state court in the state of Texas.  The complaint alleged that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act in connection with the plaintiff’s purchase of the health insurance carrier’s health insurance product.  The complaint sought economic and actual damages for alleged harm caused to the plaintiff as well as multiple damages, exemplary damages and attorney’s fees and costs.  In June 2015, we and the health insurance carrier removed the case to the United States District Court for the Eastern District of Texas, and the court ordered the plaintiff to file an amended complaint.  The plaintiff filed the amended complaint in July 2015.  The amended complaint purports to be a class action lawsuit on behalf of the purchasers of a certain health insurance product offered by the health insurance carrier.  The amended complaint alleges that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act and the Texas Insurance Code in connection with the sale of the health insurance carrier’s health insurance product.  The amended complaint alleges certain other causes of action against the health insurance carrier.  The amended complaint seeks economic and actual damages, multiple damages, exemplary damages, interest, attorney’s fees and costs, and specific performance.  In August 2015 we and the health insurance carrier moved to dismiss the amended complaint.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many of the significant aspects of health care reform went into effect in 2014, although certain provisions were effective prior to 2014, such as medical loss ratio requirements for individual and family and small business health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation required various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations. The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a substantial reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must continue to ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and various reports have indicated that it is anticipated that health insurance premiums for the individual and family health insurance market are generally projected to increase for health insurance effective in 2016. The general increase in the cost of health insurance could reduce demand for the individual and family health insurance that we sell and could cause us to suffer a substantial reduction in our membership, which would materially harm our business, operating results and financial condition.  Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we are not successful in retaining our existing members and enrolling a large number of individuals and families into individual and family health insurance plans during the health care reform annual open enrollment period, our business will be harmed.

As a result of health care reform, individual and family health insurance is required to be purchased during an annual enrollment period. The initial open enrollment period under health care reform began in October 2013 and ended in March 2014. The second open enrollment period for coverage effective in 2015 began November 15, 2014 and ended on February 15, 2015. The next annual open enrollment period for individual and family health insurance began on November 1, 2015 and is scheduled to run until January 31, 2016 for coverage effective in 2016. Outside of the open enrollment period, individuals and families can only purchase new or change their existing individual and family health insurance if they qualify for a special enrollment period, which requires certain qualifying events such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Our revenue depends in large part on the number of paying individual and family health insurance members we are successful in retaining and the number of individual and family health insurance members we acquire during the health care reform open enrollment period. We may not be successful in retaining or acquiring individual and family health insurance plan members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced increased member attrition rates since the implementation of health care reform. We also experienced lower than expected individual and family health insurance application volumes during the open enrollment period that ended on February 15, 2015. These circumstances have resulted in lower individual and family health insurance plan membership. Open enrollment periods of limited duration in the individual and family health insurance markets have resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the health care annual open enrollment period and/or the Medicare annual enrollment period. We do not currently anticipate devoting as many of our health insurance agents to the sale of individual and family health insurance plans for the current health care reform open enrollment period, which could contribute to a reduction in our membership and commission revenue. In addition, we hire a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell individual and family health insurance or Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could suffer a reduction in our membership and our business, operating results and financial condition could be harmed. In addition, we have reduced our employee and other resources as a part of expense reduction measures. Our expense reductions measures have negatively impacted the resources that we dedicate to the sale of individual and family health insurance, could cause us to sell less individual and family health insurance, and could harm our business, operating results and financial condition.

If investments we make in enrollment periods do not result in a significant number of paying members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals and families during the health care reform open enrollment period and the Medicare annual enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing. During 2014, our technology and content expense increased as a result of our investment in our technology platform. We also increased staffing in our customer care center in anticipation of higher demand and application volume during the most recent open enrollment period. Despite our investment in these and other areas, our individual and family health insurance membership declined. While we may not determine to invest heavily in the health care reform open enrollment period, any investment we make in either the health care reform open enrollment period or the Medicare annual enrollment period may not result in a significant number of paying members. If it does not, our future profitability will be negatively impacted and our business, operating results and financial condition would be harmed.

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

As a part of health care reform, each state is required to implement a health insurance exchange where individuals and small businesses can purchase health insurance. For states that do not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, is operating some part of the health insurance exchange in 37 states for the open enrollment period that began November 1, 2015 and scheduled to end January 31, 2016. It may operate the health insurance exchange for a fewer or greater number of states in the future.  Beginning in 2014, individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states that did not establish their own exchange) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A large segment of the population is eligible for subsidies in connection with the purchase of health insurance, and a substantial number of our existing members may be eligible for subsidies. We have determined to focus on enrolling individuals in qualified health plans through FFM as opposed to states operating their own health insurance exchanges. As a result, we may lose existing members who reside in states not supported by FFM and may not gain new subsidy-eligible members in those states, which could harm our business, operating results and financial condition. In addition, we may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM and other government-run health insurance exchanges should we determine to offer qualified health plans through those other exchanges. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, or if CMS requires that we alter or discontinue our methods of enrolling subsidy-eligible individuals to qualified health insurance plans, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition.

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must maintain our technology platform to be able to enroll consumers in qualified health plans through the FFM and other government-run health insurance exchanges in a scalable manner. If we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. In addition, if CMS determines not to permit us to use the online process we have developed for enrolling individuals into qualified health plans through the FFM, we would have difficulty enrolling, and may not be able to enroll, individuals in qualified health plans in an efficient and scalable manner during the open enrollment period that began November 1, 2015 and ends January 15, 2016, which would result in our loss of existing members and new potential members, a reduction in our individual and family health insurance plan membership and would harm our business, operating results and financial condition.  We may also be required to incur additional expense in enrolling subsidy eligible individuals in qualified health plans.  In addition, health insurance exchange websites, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If exchanges experience these problems, particularly the FFM, we would not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM.  The agreements contain comprehensive privacy and security and other requirements.  In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations.  There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM.  Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility.  If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain and permit us to use certain access points to the FFM in order for us to be able to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain or permit us to use these access points in a manner that is consistent with our current process for enrolling individuals online thorough the FFM, if the FFM changes them so that the technology we developed to integrate with the FFM does not work or results in errors or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed, particularly if we were not able to scalably and efficiently enroll individuals into qualified health plans online during the open enrollment period for individual and family health insurance. In addition, instability or changes to either the FFM website, particularly the portions used by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans, could negatively impact our ability to retain existing members and add new members. A negative impact to our ability to retain existing members and add new members would harm our business, operating results and financial condition.

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

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred increased operating expenses. Increased operating expenses that we incur may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not increase to offset increases in costs and operating expenses, our financial condition and results of operations could be negatively affected. For instance, we increased our technology and content expense in part to develop the capability to enroll individuals into qualified health insurance plans through exchanges. Despite our investment in this regard, our individual and family health insurance plan membership has declined. If we are not successful in leveraging our technology to enroll subsidy-eligible individuals through the FFM, do not successfully adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we will lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges. We have also reduced headcount and other expenses across our business. We anticipate this reduction, implemented in March 2015, will make it more difficult for us to enroll individuals through health insurance exchanges and otherwise, which could result in a reduction in our membership and our commission revenue.

We depend upon health insurance carriers and government-run health insurance exchanges to adopt and maintain systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  The failure of health insurance exchanges to develop these systems and processes has negatively impacted our ability to sell qualified health plans using our technology platform outside of the open enrollment period. If these systems and processes are not developed, are not maintained or are not compatible with our platform and processes for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period will be negatively impacted, which could harm our business, operating results and financial condition, particularly given that we have reduced headcount relating to our ability to sell individual and family health insurance and will need to rely more on our technology to do so.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

 We compete with government-run health insurance exchanges, among others. Among other things, the exchanges may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plan through them. The exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy.  In the aggregate, government exchanges have greater resources, larger marketing budgets and greater public outreach capability than we do. For example, government exchanges invested heavily in paid search advertising during the last health care reform open enrollment period to a degree that increased paid search advertising cost for health insurance related Internet search terms. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. The exchanges also compete with us for new members, and under regulations adopted as a part of health care reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may inhibit our ability to grow our membership. Competitive pressure from government-run health insurance exchanges has, and may in the future, result in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

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

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. There have been instances where the report of commissions and payment has been delayed, such as during holiday periods or as a result of the health care reform open enrollment period. We also have experienced, and may in the future experience, a delay in receiving commission payments and reports as a result of a CMS regulation issued in 2014 prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. Any delay in our receipt of commission payments or reports could materially impact our financial results for a given quarter as we would not be able to recognize the related commission revenue in that quarter. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. The timing of our revenue recognition could also result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We also could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed or not received within the time frame required for revenue recognition.

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

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason.  In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers, including as a result of expense reduction measures and health insurance carriers could determine to cease working with us if they do not like any impact the measures may have on our operations. In addition, many aspects of health care reform have caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate.  For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable.  In the future, and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own plans and, in turn, could limit or prohibit us from selling their plans on our ecommerce platform. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in the individual and family and small business markets in certain geographies or altogether. In addition, a small number of health insurance plans have limited our relationship with them so that we are able to only sell their qualified health plans through government-run health insurance exchanges and do not permit us to sell their individual and family health insurance plans outside of those exchanges. We also depend upon health insurance carriers to allow us to sell qualified health plans and to pay us commissions in connection with their sale. In the event we are not successful in gaining or maintaining the ability to sell individual and family qualified health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commission revenue we receive as a result of the sale of individual and family health insurance products, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety of health insurance plans we offer or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Significant additional consolidation may occur, given that Aetna and Humana recently entered into an agreement for the acquisition of Humana by Aetna and Anthem and Cigna have recently entered into an agreement for the acquisition of Cigna by Anthem. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer insurance policies from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 23% and 24% of our total revenue in the nine months ended September 30, 2014 and 2015, respectively. Revenue derived from carriers owned by Anthem represented approximately 11% and 10% of our total revenue in the nine months ended September 30, 2014 and 2015, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 10% of our total revenue in each of the nine months ended September 30, 2014 and 2015. Revenue derived from carriers owned by Aetna represented approximately 10% and 9% of our total revenue in the nine months ended September 30, 2014 and 2015, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

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

•	our success in marketing to Medicare-eligible individuals and in entering into business development relationships to drive Medicare-eligible individuals to our ecommerce platform;

•	our effectiveness in entering into and maintaining relationships with marketing partners that refer Medicare-eligible individuals to us;

•	our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our customer care centers;

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

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, which could cause a reduction in our compensation as a health insurance agent in connection with the sale of these plans.  In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial conditions could be harmed. CMS adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. As a result, we will record all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change has resulted in our recognition of minimal renewal commission revenue outside of the first quarter of 2015, and we expect similar results in the first quarter in future years. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications during the fourth quarter, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.  As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements.  In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review.  Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, CMS rules currently prohibit health insurance agents from enrolling individuals into Medicare Advantage and Medicare Part D prescription drug plans online.  Individuals are currently able to enroll in these plans online after shopping for these plans on our website given that we have established relationships with health insurance carriers to complete the enrollment on a platform owned or licensed by the carrier.  If CMS determines to change its rules to prohibit enrollment in that manner, it could harm our business, operating results and financial condition. In addition, in February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed for approval with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and reviewed and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed and approved by CMS, which could harm our business, operating results and financial condition. In addition, even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process that precedes the filing in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which also will make it difficult to adapt and optimize marketing partner websites and marketing material in a short amount time. Given these circumstances, the CMS guidance relating to third party websites could harm our business, operating results and financial condition.

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

In addition, CMS has the ability to regulate our marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans, and government-run health insurance exchanges, including CMS with respect to the FFM, have the ability to regulate our marketing and sale of qualified health plans under health care reform.  CMS and the exchanges could impact the commissions we receive in connection with the sale of these plans and impose other restrictions and limitations that make it difficult for us to sell them.    Competitive pressures may result in our experiencing increased marketing costs, decreased traffic to our website and loss of market share, or may otherwise harm our business, operating results and financial condition.

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

We have adopted solutions so that we may sell qualified health insurance plans to health care reform subsidy-eligible individuals and families over the Internet during the open enrollment period in the states in which the FFM operates the state’s health insurance exchange.  Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur through its systems.  We are dependent upon the FFM’s systems for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue. If the solution we have adopted to enroll individuals through the FFM during the open enrollment period does not work properly or its operation with the FFM breaks, as a result of changes that the FFM makes to its systems or Internet platforms, or if the FFM website experience does not work properly, the experience of applying for qualified health plans and subsidies is cumbersome, or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we could suffer a reduction in our membership and our commission revenue and loss of new members, and our business, operating results and financial condition will be harmed.

While we have assisted subsidy eligible individuals in applying for qualified health insurance plans in non-FFM states, we are not able to do so entirely online and do not intend to focus on enrolling individuals in qualified health plans in non-FFM states as a result. If these state exchanges do not adopt processes and technology that allow us to assist subsidy-eligible individuals in enrolling through these exchanges over the Internet and without use of health insurance agents in our customer care centers, we will not be able to or may continue to not choose to enroll a significant number of subsidy eligible individuals in these states and our business, operating results and financial condition could be harmed.

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

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of these factors. If we are not able to do so, our business, operating results and financial condition could be harmed. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. For instance, CMS recently issued guidance that health insurance carriers have interpreted to mean that websites and marketing material of our Medicare-related marketing partners must be filed with CMS before use. Before filing with CMS, these websites and marketing materials will need to undergo a reveiw by health insurance carriers for whom we market Medicare products. Our marketing partners may not consent to having their websites or other marketing material filed with CMS, and we and health insurance carriers may not be able to dedicate the resources necessary to have the websites and marketing material reviewed. If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools.  Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans.  If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

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

Changes in our management and key employees could affect our financial results, and a recent reduction-in-force may impede our ability to attract and retain highly skilled personnel.

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

For our cost reduction plan to be successful and build a framework for future growth, we must continue to execute and deliver on our core business initiatives with fewer human resources and losses of intellectual capital. For instance, as a part of the reduction-in-force, we have significantly reduced headcount in our customer care and enrollment and technology and content groups. These reductions could impair our ability to assist consumers seeking to purchase health insurance. They also constrain our ability to enhance our technology platforms as well as adapt our technology platforms and service to changes in the health insurance industry brought about by changes to the implementation of health care reform or for other reasons. The reductions will also impact our ability to enter new business areas and develop and enhance our existing products and services. In the aggregate, the reduction-in-force could harm our business, operating results and financial condition.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in the research and development tax credit laws, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For instance, given increased uncertainty regarding our future taxable income, we modified our assessment of the realizability of our domestic deferred tax assets and recorded a full valuation allowance against our domestic deferred tax assets in the amount of $11.5 million during the fourth quarter of 2014, resulting in expected minimum taxes recorded in the first three quarters of 2015. The related domestic deferred tax assets remain available for use in future periods and will reduce the Company’s tax provision if taxable income is generated. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of September 30, 2015. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†*	Form of Deferral Election for Newly Eligible Individual with Existing Awards
10.2	†*	Form of Deferral Election Form for Eligible Individual for Awards to be Granted in the Next Calendar Year
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2015.

eHealth, Inc.

/s/ Gary L. Lauer
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ Stuart M. Huizinga
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†*	Form of Deferral Election for Newly Eligible Individual with Existing Awards
10.2	†*	Form of Deferral Election Form for Eligible Individual for Awards to be Granted in the Next Calendar Year
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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