Form 10-K
period 2015-12-31
eHealth, Inc.
filed 2016-03-14
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its shares (based on a closing price of $12.69 per share) held by non-affiliates was $97,512,232. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 29, 2016 was 18,145,163 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

2

Table of Contents

EHEALTH, INC. FORM 10-K

3

PART I

ITEM 1.    BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectation relating to submitted application and our membership; our expectations relating to revenue (including commission revenue, advertising revenue and other revenue), sources of revenue, costs of revenue, the collectability of our accounts receivable, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses and profitability; our ability to simplify the Medicare plan purchasing process with our technology along with our ability to enhance our technology platforms; expectations regarding the potential costs and impact of our cost reduction measures and reduction in headcount; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; our expectations relating to the commission rates that health insurance carriers will pay and our ability to manage our arrangements and relationships with the carriers; our expectations relating to the seasonality of our business; our expectations relating to the renewal of Medicare-related health insurance plans and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our expectations relating to seasonal trends in our business relating to the sale of Medicare-related health insurance; estimations of our membership and related assumptions that we make in our membership estimations; our expectations relating to membership attrition and retention rates; the shift between marketing partner and direct marketing channels as sources of individual and family health insurance plan (“IFP”) submitted applications during 2015; our ability to manage the growth of anticipated premiums in jurisdictions selling IFPs while balancing the possibility of IFP reductions in connection with potential increases in cost that may impact the demand for IFPs; our critical accounting policies and related estimates; our expectation that we will experience an increase in submitted applications during annual open enrollment periods (“OEPs”); our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our beliefs relating to the potential for collection of our accounts receivable; expected competition from government-run health insurance exchanges and other sources; our ability to adjust headcount to respond to changes in demand due to annual OEPs; our ability to convert subsidy-eligible individuals and families into members; the timing of annual OEPs including restrictions on changes outside of such periods and our readiness therefore; the timing and source of our Medicare-related revenue; the impact of the healthcare reform laws on the healthcare industry in future periods; the potential impact of lawsuits challenging certain aspects of the Affordable Care Act (“ACA”); the merits of any lawsuits filed against us; our ability to manage and diversify our future capital requirements with the opportunities to enter new business areas; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform and court decisions relating to healthcare reform; our ability to retain existing members and enroll a large number of individuals and families during the annual OEP; our ability to align our expenses with our revenue; the impact of annual enrollment period for the purchase of IFP health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; competition, including competition from government-run health insurance exchanges; political, legislative and legal challenges to the ACA; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of IFP health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; the impact of healthcare reform on the cost of health insurance; the cost of health insurance in the upcoming annual OEP; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; variability in timing of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; the evolving nature of ACA implementation; our relationships with health insurance carriers; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; our ability to successfully market and sell Medicare-related health insurance plans; the operations of our customer care center; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers' satisfaction with our service; changes in the competitive landscape; our ability to attract new members and to convert online visitors into paying members;

changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; our ability to develop an effective process for purchasing of health insurance over the Internet on smartphones, tablets and devices other than desktop or laptop computers; dependence upon Internet search engines; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; general economic factors; dependence on our operations in China; dependence on our carrier partners for timely information about membership changes; success of our sponsorship and advertising business; protection of our intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; maintenance of relationships with business development partners; difficulties, delays, unexpected costs and an inability to achieve anticipated cost savings from the organizational restructuring and cost reduction program we implemented in March 2015; potential acquisitions; potential consolidation in the health insurance industry; maintenance of proper and effective internal controls; potential changes to accounting standards and interpretations; impact of provisions for income taxes; changes in laws and regulations, including in connection with health care reform and/or with respect to the marketing and sale of Medicare-related plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General
eHealth, Inc. is the parent company of eHealthInsurance, the nation’s first and largest private health insurance exchange where individuals, families and small businesses can compare health insurance products from leading insurers side-by-side and purchase and enroll in coverage online through our websites (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com, and www.PlanPrescriber.com) or telephonically through our customer care centers. We make available powerful online and pharmacy-based tools to help seniors navigate Medicare health insurance options, choose the right plan and enroll in plans online or telephonically. In addition, we offer thousands of individual and family, small business and ancillary health insurance plans from the nation's leading health insurance carriers, which can be purchased online. Our ecommerce platform can be accessed directly through our websites as well as through our network of marketing partners. We are licensed to sell health insurance in all 50 states and the District of Columbia. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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
Our Business Model

Medicare-Related Health Insurance Plans

We actively market the availability of Medicare-related health insurance plans through our Medicare ecommerce platforms (www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com). Our Medicare ecommerce platforms and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue from commissions we receive from health insurance carriers. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement policies sold by us typically are a percentage of the premium on the policy and paid to us until either the policy is cancelled or we otherwise do not remain the agent on the policy. As a result, much of our Medicare commission revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Individual and Family, Small Business and Ancillary Health Insurance Plans

We actively market the availability of individual and family, small business and ancillary health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. Historically, the commission payments we receive for IFP, small business and ancillary health insurance plans we sold were a percentage of the premium our customers pay for those plans. Effective January 1, 2014, many carriers began paying our IFP health insurance commissions at a flat amount per member per month. Commission payments are typically made to us on a monthly basis until either the policy is cancelled or we otherwise do not remain the agent on the policy. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Online Sponsorship and Advertising

We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications.

Technology Licensing

We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. Health insurance carriers or agents that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications.

Lead Referrals

We generate revenue from referral fees paid to us based on Medicare-related and individual and family health insurance leads generated by our ecommerce platforms and our marketing activities that are delivered and sold to third parties.

Additional financial information about our company is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Industry Background

The purchase and sale of health insurance has historically been a complex, time-consuming and paper-intensive process. This complexity can make it difficult to make informed health insurance decisions. In addition, the human error that arises from traditional paper-intensive distribution has historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. Incomplete and inaccurate paper applications often result in back-

and-forth communications, delay and additional cost. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized information, a broader choice of plans and a more efficient process than have typically been available from traditional health insurance distribution channels.

Medicare is a federal program that provides persons sixty-five years of age and over, and some persons under the age of sixty-five who meet certain conditions, with hospital and medical insurance benefits. CMS, which administers this original Medicare program, also contracts with private health insurance carriers under the Medicare Advantage and Medicare Part D prescription drug programs for these health insurance carriers to provide health insurance and prescription drug benefits to Medicare-eligible individuals. Medicare Advantage plans replace original Medicare. Medicare Part D prescription drug plans provide prescription drug coverage that original Medicare does not provide.  In addition, health insurance carriers offer Medicare Supplement health insurance plans, which help to pay health care costs not covered through original Medicare. Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, are typically marketed and sold by insurance carriers, also known as plan sponsors, through a combination of dedicated internal sales representatives and licensed independent brokers and agents. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

Individual, family and small business health insurance has historically been sold by independent insurance agents and, to a lesser degree, directly by insurance companies. Most of these agents are self-employed or part of small agencies, and they typically service only their local communities. In addition, many of these agents sell health insurance from a limited number of insurance carriers (in some cases only one), resulting in a reduced selection of plans for the consumer. The implementation of health care reform and the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act has given rise to greater availability of health insurance over the Internet from various sources, including government-run health insurance exchanges and companies that offer health insurance in a manner similar to us.

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. Among several other provisions, these laws and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; an open enrollment period for the purchase of individual health insurance; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels if they are eligible and purchase individual or small business health insurance through the state or federal health insurance exchange. While many aspects of health care reform became effective in 2014, health insurance carriers have been required as a part of health care reform to maintain medical loss ratios of eighty percent in their individual and family health insurance business since the beginning of 2011. Under health care reform an eighty-five percent medical loss ratio requirement for Medicare Advantage plans became effective in 2014.

The initial open enrollment period under health care reform began in October 2013 and ended in March 2014 for coverage effective in 2014. Subsequent open enrollment periods for individual and family health insurance began on November 15, 2014 and ended on February 15, 2015 for coverage effective in 2015 and began on November 1, 2015 and ended on January 31, 2016 for coverage effective in 2016. Individuals and families cannot purchase individual and family health insurance outside the annual open enrollment period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. Recently a number of insurance carriers have indicated that they have seen higher medical utilization rates in their individual and family health insurance plan membership enrolled during the special enrollment period that has impacted these carriers’ profitability. For this and other reasons, some carriers have notified the company that they are reducing or eliminating broker commissions on enrollments within the special enrollment period. CMS has tightened the requirements for individuals to qualify for enrollment during a special enrollment period starting in 2016, has eliminated a number of events that would make an individual eligible for such enrollment and has taken steps to enhance the special enrollment period eligibility verification process.

During 2015, we renewed our agreement with CMS to allow us to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet and through the government-run health insurance exchange operated by the Federal government in the 37 states where the federal government is operating all or some part of the health insurance exchange. Pursuant to the agreement as well as applicable law and regulations, we must satisfy a number of conditions and requirements to enroll subsidy eligible individuals in qualified health plans, and we may experience difficulty in satisfying them. Because a large number of individuals have become eligible for subsidies as a result of health care reform, if we are not able to maintain functioning relationships with government-run health insurance exchanges to be able to enroll subsidy-eligible individuals over the Internet, we will have greater difficulty competing with government-run health insurance exchanges for members, could lose existing members and would be unable to enroll as many new individual and family health insurance members. Recently CMS directed us to make changes to our process for enrolling subsidy-eligible individuals into qualified health plans through the federal health insurance exchange, including changes to the application form and process and to consumer disclosures provided on our website. These changes could impact the rate at which we are able to convert visitors to our website into submitted applications for qualified health plans during the next open enrollment period.

While we have entered into relationships with state health insurance exchanges that are not part of the federal exchange to be able to enroll individuals into qualified health plans, those state health insurance exchanges have not adopted qualified health insurance plan enrollment processes for health insurance agents that are efficient or entirely online. As a result, we generally do not enroll individuals and families in qualified health plans in these states.

Our Strategy

Our objective is to continue to strengthen our position as the leading private online distribution platform for health insurance sold to individuals, families and small businesses and to enter new business areas where this platform may be leveraged.

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

Grow Our Medicare Opportunity and Make it a Year-Round Business. Our technology can be used to streamline and simplify the Medicare plan purchasing process.  Our Medicare membership has expanded significantly since we entered the Medicare-related health insurance market, and we plan to continue investing for growth in this important area. We seek to enhance the technology behind our online and telephonic Medicare platforms and further develop demand generation programs in the Medicare market, which includes broadening our network of marketing partners and enhancing our Internet search engine algorithmic rankings for high-volume Medicare-related search terms.

The majority of our Medicare-related health insurance enrollments historically took place during the Medicare annual enrollment period in the fourth quarter of each year. In 2015 we successfully increased our Medicare Advantage enrollments outside of the annual enrollment period to over half of our total annual Medicare Advantage enrollments and plan to further grow the contribution from non-annual enrollment period sales. If we are successful in doing so, we expect to increase Medicare-plan related sales and mitigate some of the traditional seasonality in the Medicare business.

Increase Our Brand Awareness. We believe that building greater awareness of our brand is critical for our continued growth. A significant percentage of our website traffic is direct, and we intend to attempt to grow our direct website traffic by strengthening our brand awareness through a variety of marketing and public relations efforts.

Extend Our Technology Leadership. We believe that our technology infrastructure and online platforms give us a significant competitive advantage for the distribution of Medicare-related, individual and family and small business health insurance. To extend our leadership position, we plan to continue to enhance our platforms and their capabilities to increase functionality, reliability, scalability and performance.

Enhance Our Carrier Network and Product Portfolio. Our goal is to provide consumers with a selection of products to meet their health insurance needs and enhance and optimize the health insurance carriers and health insurance plans that we offer to consumers on our ecommerce platform, including our offerings of major medical health insurance and a broad variety of ancillary products. We seek to deepen our technology integration with health insurance carriers, allowing us to further streamline the sales and member fulfillment processes and increase revenue opportunities for us and health insurance carriers. We also seek to enter into relationships with carriers and government health insurance exchanges mandated as part of health care reform to be able to offer subsidy-eligible health insurance.

Manage Our Individual and Family Health Insurance Plan Business for Profit Maximization. In March of 2015, we put in place a cost reduction program to better align our operating expenses with our outlook for the individual and family health insurance plan market and our individual and family health insurance plan membership. We plan to manage our individual and family health insurance plan business for profitability and invest profits that we expect to generate from this business into growing our Medicare-related health insurance plan business. At the same time, we expect to carefully monitor the regulatory and competitive environment in the individual and family health insurance plan market, and retain the flexibility to pursue membership growth in the future should we see an opportunity do so at attractive cost of acquisition levels.

Diversify Our Revenue. We plan to continue to diversify our revenue by entering into new business areas where our technology, experience and relationships can be leveraged.

Our Platforms and Technology

Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans. The plans we offer include Medicare-related health insurance, major medical individual and family health insurance coverage such as preferred provider organization, health maintenance organization and indemnity plans, health savings account-eligible insurance plans, and ancillary health insurance plans, which primarily consist of short-term, dental, life, vision and accident insurance plans.

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

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online.  We have relationships with a large number of Medicare-related, individual, family, small business and ancillary health insurance carriers, including large national carriers and well-established regional carriers. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.  The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier.

Revenue derived from Humana represented approximately 21%, 23% and 23% of our total revenue in 2013, 2014 and 2015, respectively. Revenue derived from carriers owned by Anthem represented approximately 12%, 11% and 9% of our total revenue in 2013, 2014 and 2015, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11%, 10% and 11% of our total revenue in 2013, 2014 and 2015, respectively. Revenue derived from carriers owned by Aetna represented approximately 10%, 10% and 10% of our total revenue in 2013, 2014 and 2015, respectively.

Marketing

We focus on building brand awareness, increasing website visitors and converting visitors into buyers. Our marketing initiatives are varied and numerous. They include:
Direct Marketing. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.Medicare.com, www.eHealthMedicare.com and www.PlanPrescriber.com) either directly or through algorithmic search listings on Internet search engines and directories. Our direct marketing programs include direct mail, email marketing, retargeting campaigns and television, radio and print advertising.
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
Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website and call centers through a pay-for-performance network, comprised of hundreds of partners that drive consumers to our ecommerce platform and call centers. These partners include online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; financial and online services partners in industries such as banking, insurance, mortgage and association partners; affiliate programs, including our marketing programs managed through Commission Junction; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail and television advertising.

We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer's application is approved by the health insurance carrier. If a marketing partner is licensed to sell health insurance, we may share a percentage of the commission revenue we earn from the health insurance carrier for each member referred by that partner.

Technology and Content

We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.  A large number of our technology and content employees are located in our subsidiary in Xiamen, China. There are many risks associated with having an operation and doing business in China. Information regarding risks involving our operations in China is included in Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.

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

In addition to state regulations, we also are subject to regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans.  For example, our health insurance carrier partners are required to obtain CMS or state department of insurance approval of certain aspects of our platforms, call center scripts and other marketing materials we use to market Medicare-related plans. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

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

Competition

The market for selling health insurance plans is highly competitive. Our competitors include government entities, including government-run health insurance exchanges established as a result of health care reform; health insurance carriers; other health insurance agents and brokers; and companies that use the Internet and other means to attract individuals interested in purchasing health insurance and generate revenue by referring these individuals to us or one of our competitors.

Government. In connection with our marketing of Medicare related health insurance plans, we compete with the Federal government’s original Medicare program. CMS offers Medicare plan online enrollment, information, comparison tools, and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans. CMS has regulatory authority over the Medicare Advantage program and can influence the competitiveness of Medicare Advantage and Medicare Part D prescription drug plans compared to the original Medicare program as well as the compensation that health insurance carriers are allowed to pay us.

As a part of health care reform, each state was required to establish a health insurance exchange by October 2013 where individuals, families and small business can purchase health insurance. For states that are not operating a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, operated some part of the health insurance exchange in 37 states during 2015. Among other things, the FFM and government exchanges in the states not served by the FFM have websites where individuals and businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Qualified health insurance plans that individuals, and families must purchase in order to receive health care reform related financial assistance in the form of subsidies to purchase health insurance must be purchased through government health insurance exchanges.

Government exchanges have invested significant amounts to raise consumer awareness and drive consumers to their health insurance marketplaces through Internet, television, radio and print advertising. In addition, government exchanges rank highly in algorithmic Internet search rankings for terms related to health insurance. Government exchange marketing efforts have resulted in significant competition and also have increased the cost of generating demand for individual and family health insurance online. We have entered into an agreement with CMS to allow us to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet through the FFM. While we have entered into agreements with states that operate their own health insurance exchanges to be able to offer qualified health plans in those states, these states have not implemented qualified health insurance enrollment process for health insurance agents that are efficient or entirely online, and we generally do not enroll individuals in qualified health plans in those states. Notwithstanding our relationships with government-run health insurance exchanges to enroll individuals into qualified health plans through them, government-run health insurance exchanges are a significant source of competition given the large number of subsidy-eligible individuals that must purchase their health insurance through the exchanges to receive their subsidies and given that those individuals and families that we enroll through government exchanges establish a relationship with the government exchanges when we do so and may receive marketing directly from the government exchanges.

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

Other agents and brokers. We compete with agents and brokers who offer and sell health insurance plans utilizing traditional offline distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. In addition, a number of online health insurance agents like us generate demand over the Internet and sell health insurance to individuals over the Internet and using call centers. Some of these online agents have agreements with CMS, similar to us, that allow them to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet in the states where the federal government is operating the health insurance exchange. As a result, we compete with these companies for subsidized business as well as for consumers who are not subsidy eligible.

Internet marketers. There are many internet marketing companies that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and health insurance carriers. We compete with internet marketing companies for individuals who are looking to purchase health insurance.

Seasonality

Historically, the majority of our Medicare enrollments took place during the annual open enrollment period, which occurs during our fourth quarter. In 2015, we successfully increased our enrollments outside of the annual open enrollment period to over half of our total annual Medicare enrollments and plan to further grow the contribution from non-annual open enrollment period sales. This increases our total annual Medicare sales and also helps to mitigate some of the traditional seasonality in the Medicare business. Additionally, substantially all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, resulting in our recognizing substantially all Medicare Advantage and Medicare Part D prescription drug plan annual renewal commission revenue in our first quarter. Accordingly, Medicare plan-related commission revenue is highest in our first quarter and lowest in our second and third quarters.

The most recent open enrollment period for individual and family health insurance began on November 1, 2015 and ended on January 31, 2016 for coverage effective in 2016; the next annual open enrollment period is scheduled to run from November 1, 2016 through January 31, 2017 for coverage effective in 2017. Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period by meeting certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance, in which case they may purchase individual and family health insurance during the special enrollment period. The current special enrollment period began on February 1, 2016 and runs through October 31, 2016. As a result, we expect the number of applications submitted for individual and family health insurance will be highest during the first and fourth quarters of 2016 as a result of the annual open enrollment period and lowest during the second and third quarters of 2016, outside of the annual open enrollment period.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, we expect marketing and advertising expenses for individual and family health insurance will be highest during the first and fourth quarters of 2016 as a result of the annual open enrollment period and lowest during the second and third quarters of 2016, outside of the annual open enrollment period. Similarly, we expect marketing and advertising expenses for Medicare-related plans will be highest during the fourth quarters of 2016 as a result of the Medicare annual open enrollment period and lower during the first, second and third quarters of 2016, outside of the annual open enrollment period.

Our net income (loss) in a given quarter is significantly impacted by the factors above. Accordingly, we expect our net income will be highest during our first quarter when we recognize substantially all of our Medicare Advantage and Medicare Part D prescription drug plan annual renewal commission revenue and our net income will be lowest (or net loss will be highest) during our fourth quarter when we incur a significant portion of our marketing and advertising expenses.

This seasonality is subject to change in future periods, particularly in connection with any change in the timing of the annual open enrollment periods.

Employees

As of December 31, 2015, we had 869 full-time employees, of which 31 were in marketing and advertising, 391 were in customer care and enrollment, 283 were in technology and content and 164 were in general and administrative. On March 11, 2015 we announced a strategic downsizing of the company's workforce in order to better align our expenses with our revenue. The reduction was equal to approximately 15% of the company's worldwide workforce. Information regarding the reduction in force is included in Part I, Item 1A Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

None of our U.S. employees are represented by a labor union. As required under Chinese law, the employees in our Xiamen, China office established a labor union in January 2014. We have not experienced any work stoppages and consider our employee relations to be good.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many of the significant aspects of health care reform went into effect in 2014, although certain provisions were effective prior to 2014, such as medical loss ratio requirements for individual and family and small business health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation required various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations. The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a substantial reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to further reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them on the sale of health insurance plans, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and several health insurance carriers have indicated that they are suffering financial losses in their individual and family health insurance businesses, particularly with respect to their sale of qualified health plans offered through government-run health insurance exchanges. As a result, health insurance carriers could exit the business of selling individual and family health insurance in certain markets or altogether. Moreover, in the jurisdictions where they continue to sell individual and family health insurance, we anticipate that premiums for individual and family health insurance will generally increase. If the cost of health insurance increases or carriers exit the business of selling qualified health plans or individual and family health insurance in general, we could experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we are not successful in retaining our existing members and enrolling a large number of individuals and families into individual and family health insurance plans during the health care reform open enrollment period, our business will be harmed.

As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. The most recent open enrollment period for individual and family health insurance began on November 1, 2015 and ended on January 31, 2016 for coverage effective in 2016. Outside of the open enrollment period, individuals and families can only purchase new or change their existing individual and family health insurance if they qualify for a special enrollment period, which requires certain qualifying events such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Our revenue depends in large part on the number of paying individual and family health insurance members we are successful in retaining and the number of individual and family health insurance members we acquire during the health care reform open enrollment period. We may not be successful in retaining or acquiring individual and family health insurance plan members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced increased member attrition rates since the implementation of health care reform. We also experienced lower than expected individual and family health insurance application volumes during the last two open enrollment periods. These circumstances have resulted in lower individual and family health insurance plan membership. Open enrollment periods of limited duration in the individual and family health insurance markets have resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the health care annual open enrollment period and/or the Medicare annual enrollment period. We hire a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell individual and family health insurance or Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could suffer a reduction in our membership and our business, operating results and financial condition could be harmed. In addition, we have reduced our employee and other resources as a part of expense reduction measures. Our expense reductions measures have negatively impacted the resources that we dedicate to the sale of individual and family health insurance, have caused us to sell less individual and family health insurance, and could harm our business, operating results and financial condition in the future.

If investments we make in enrollment periods do not result in a significant number of paying members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing. During 2014, our technology and content expense increased as a result of our investment in our technology platform. We also increased staffing in our customer care center in anticipation of higher demand and application volume during the open enrollment period for coverage effective 2015. Despite our investment in these and other areas, our individual and family health insurance membership declined. While we may not determine to invest heavily in the health care reform open enrollment period, any investment we make in either the Medicare annual enrollment period or the health care reform open enrollment period may not result in a significant number of paying members. If it does not, our future profitability will be negatively impacted and our business, operating results and financial condition would be harmed.

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

As a part of health care reform, each state is required to implement a health insurance exchange where individuals and small businesses can purchase health insurance. For states that do not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, operated some part of the health insurance exchange in 37 states for the open enrollment period that began November 1, 2015 and ended on January 31, 2016. It may operate the health insurance exchange for a fewer or greater number of states in the future. Beginning in 2014, individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states that did not establish their own exchange) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A large segment of the population is eligible for subsidies in connection with the purchase of health insurance, and a substantial number of our existing members may be eligible for subsidies. We have determined to focus on enrolling individuals in qualified health plans through FFM as opposed to states operating their own health insurance exchanges. As a result, we may lose existing members who reside in states not supported by FFM and may not gain new subsidy-eligible members in those states, which could harm our business, operating results and financial condition. In addition, we may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM and other government-run health insurance exchanges should we determine to offer qualified health plans through those other exchanges. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition.

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must maintain our technology platform to be able to enroll consumers in qualified health plans through the FFM and other government-run health insurance exchanges in a scalable manner. If we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. For example, CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process. As a result of the changes that we made to our online process in response to CMS requirements, we may have difficulty enrolling, and may not be able to enroll, individuals in qualified health plans in an efficient and scalable manner both during and outside of the annual open enrollment period and our number of qualified health plan enrollments could decline, which would result in our loss of existing members and new potential members, a reduction in our individual and family health insurance plan membership and harm our business, operating results and financial condition. While CMS has indicated that it is investigating whether it will make changes to the prescribed FFM process, it may not do so in time for the upcoming open enrollment period or at all, which would harm our ability to enroll individuals in qualified health plans and our business, operating results and financial condition. We may also be required to incur additional expense in enrolling subsidy eligible individuals in qualified health plans which would increase our cost of acquisition. In addition, health insurance exchange websites, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If exchanges experience these problems, particularly the FFM, we would not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM. The agreements contain comprehensive privacy and security and other requirements. In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM. Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility.  If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain and permit us to use certain access points to the FFM in order for us to be able to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain or permit us to use these access points, if the FFM changes them so that the technology we developed to integrate with the FFM does not work or results in errors, if CMS requests changes to our online process for enrolling individuals into qualified health plans, or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed, particularly if we were not able to scalably and efficiently enroll individuals into qualified health plans online during the open enrollment period for individual and family health insurance. In addition, instability or changes to either the FFM website, particularly the portions used by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans, could negatively impact our ability to retain existing members and add new members. A negative impact to our ability to retain existing members and add new members would harm our business, operating results and financial condition.

While the FFM has developed a platform that we can use to assist individuals and families in applying for subsidies and enrolling in qualified health plans online, none of the states that operate their own health insurance exchanges have developed this capability. As a result, while we have assisted subsidy eligible individuals in applying for qualified health insurance plans in non-FFM states, we are not able to do so entirely online. If these state exchanges do not adopt processes and technology that allow us to assist subsidy-eligible individuals in enrolling through these exchanges over the Internet and without use of health insurance agents in our customer care centers, we will not be able to effectively enroll subsidy eligible individuals in these states, and our business, operating results and financial condition will be harmed.

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred significant operating expenses. The operating expenses that we incur may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not offset our costs and operating expenses, our financial condition and results of operations could be negatively affected. For instance, we incurred significant technology and content expense in part to develop the capability to enroll individuals into qualified health insurance plans through exchanges. Despite our investment in this regard, our individual and family health insurance plan membership has declined. Furthermore, CMS has recently directed us to make changes to that process. If we are not successful in leveraging our technology to enroll subsidy-eligible individuals through the FFM in a scalable and efficient manner, do not successfully adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we will lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges. We have also reduced headcount and other expenses across our business. We anticipate this reduction, implemented in March 2015, will make it more difficult for us to enroll individuals through health insurance exchanges and otherwise, which could result in a reduction in our membership and our commission revenue.

We depend upon health insurance carriers and government-run health insurance exchanges to adopt and maintain systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  The failure of health insurance exchanges to develop these systems and processes has negatively impacted our ability to sell qualified health plans using our technology platform outside of the open enrollment period. If these systems and processes are not developed, are not maintained or are not compatible with our platform and processes for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period will be negatively impacted, which could harm our business, operating results and financial condition, particularly given that we have reduced headcount relating to our ability to sell individual and family health insurance and will need to rely more on our technology to do so. In addition, CMS recently announced that it was eliminating certain exceptions that would allow individuals and families to enroll in health insurance during a special enrollment period and individuals and families will be subject to increased verification of the grounds for any special enrollment period that they claim, which could reduce the number of individuals and families that are able to purchase health insurance in special enrollment periods and harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

 We compete with government-run health insurance exchanges, among others. Among other things, the exchanges may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them and determine the manner in which we may do so. The exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources, larger marketing budgets and greater public outreach capability than we do. They may also impact the process we use to enroll individuals and families through them in a manner that results in a reduction of the individuals and families that we are able to enroll through exchanges. Government exchanges may invest heavily in paid search advertising to a degree that increases paid search advertising cost for health insurance related Internet search terms. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. The exchanges also compete with us for new members, and under regulations adopted as a part of health care reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may inhibit our ability to grow our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

Our revenue will be adversely impacted if commission rates decline or if consumers choose health insurance products for which we receive lower or no commissions.

Our revenue will be adversely impacted if our commission rates decline. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of either reductions in contractual commission rates, unfavorable changes in health insurance carrier override commission programs, or the mix of carriers whose products we sell during a given period, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed.

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, some health insurance carriers have exited or reduced individual and family health insurance selling efforts in certain markets, leading to changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. Some health insurance carriers, including large national health insurance carriers, have recently reduced or eliminated our commission rates for individual and family health insurance products because they no longer want us to sell them. As a result, we may not offer those carriers’ individual and family health insurance products for sale on our website. Any reduction in the supply of the individual and family health insurance offered on our website may adversely impact demand for the individual and family health insurance we sell, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition would be harmed. While the health insurance carriers that have reduced or eliminated individual and family health insurance commissions have generally informed us that they anticipate paying us commissions for individual and family health insurance that we sell during the upcoming open enrollment period, if they do not do so or if they do not increase our commission rates to pre-reduction levels, our business, operating results and financial condition would be harmed. In addition, we are required to display all qualified health insurance plans available through the FFM in our qualified health plan shopping process regardless of whether we receive commissions for the sale of those plans. If consumers choose health insurance products for which we receive lower or no commissions, our commission revenue per member could decline and our business, operating results and financial condition would be harmed.

Given that Medicare related and individual and family health insurance purchasing is concentrated during the annual open enrollment periods, a reduction in our average commission revenue per member could occur over a short period of time and could adversely impact our revenue in future periods, which would harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In addition, many aspects of health care reform have caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate. For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute health insurance plans in the Medicare, individual and family and small business markets in certain geographies or altogether. A small number of health insurance plans have limited our relationship with them so that we are able to only sell their qualified health plans through government-run health insurance exchanges and do not permit us to sell their individual and family health insurance plans outside of those exchanges. In the event we are not successful in gaining or maintaining the ability to sell Medicare, individual and family and qualified health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commission revenue, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety of health insurance plans we offer or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

Some health insurance carriers have recently publicly indicated that they are suffering losses in their individual and family health insurance businesses as a result of the impact of health care reform and have recently reduced or eliminated our individual and family health insurance commissions for new sales of individual and family health insurance products. While these health insurance carriers have indicated that they plan to increase commission rates for individual and family health insurance sold in the open enrollment period, if they do not increase them to levels that existed prior to the reductions, our business, operating results and financial condition could be materially harmed. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance outside of the open enrollment period will reduce the plans that we are able to offer on our websites, which could result in less consumer demand for the individual and family health insurance that we sell, a reduction in our membership and harm our business operating results and financial condition. Additionally, in the future and as a result of health care reform or for other reasons, we cannot assure you that an increasing number of health insurance carriers will not decide to reduce our commissions, rely on their own internal distribution channels, including in-house agents and carrier websites, to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on their ecommerce platform.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Significant additional consolidation may occur given the proposed acquisition of Humana by Aetna and the proposed acquisition of Cigna by Anthem. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 21%, 23% and 23% of our total revenue in 2013, 2014 and 2015, respectively. Revenue derived from carriers owned by Anthem (WellPoint) represented approximately 12%, 11% and 9% of our total revenue in 2013, 2014 and 2015, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11%, 10% and 11% of our total revenue in 2013, 2014 and 2015, respectively. Revenue derived from carriers owned by Aetna represented approximately 10%, 10% and 10% of our total revenue in 2013, 2014 and 2015, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Our business may be harmed if certain aspects of the Patient Protection and Affordable Care Act that are beneficial to our business are successfully challenged and held unenforceable by the courts or if the Patient Protection and Affordable Care Act is changed as a result of elections.

A number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations. In the event these lawsuits are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business or cause changes in the health insurance industry that are adverse to our business, our business, operating results and financial condition could be harmed. In addition, the efficacy of the Patient Protection and Affordable Care Act is the subject of much debate among members of Congress and the public. Efforts to date to amend or repeal the law have generally been unsuccessful as a result of the balance of power in Congress and the President’s veto power. However, the upcoming Presidential election and future Congressional elections may result in the election of individuals that have different views with respect to health care reform compared to the current administration and Congress. If the Patient Protection and Affordable Care Act is amended or repealed as a result of any change in the balance of power in Congress or as a result of the election of a new President, the amendment or repeal could harm our business, operating results and financial condition. In addition, even if the Patient Protection and Affordable Care Act is not amended or repealed, the President and the executive branch of the Federal government have a significant impact on the implementation of the provisions of the law, and the new President or his or her administration could make changes impacting the implementation of the Patient Protection and Affordable Care Act, which could harm our business, operating results and financial condition.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platform by potential members referred to us by our marketing partners. As a result of any timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. For example, the Medicare annual enrollment period and the implementation of health care reform open enrollment periods for individual and family health insurance have in the past caused a substantial number of health insurance applications to be submitted through us in a short period of time and a substantial increase in marketing and advertising expenses. Because commission revenue related to any submitted applications that result in paying members is not recognized until future periods, the marketing and advertising expense associated with the submitted applications has a negative impact on operating results and cash flows in the period in which the submitted applications were received. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods. The seasonality in our business could change in the future for a number of reasons, including as a result of changes in timing of the Medicare or individual and family health plan annual open enrollment periods and changes in, and the enforceability of, the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. For example, if the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance change, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed. Additional information regarding the seasonality in our business is included in Part I, Item 1 Business and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance policies sold through our ecommerce platform. When one of these policies is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Our members may choose to discontinue their health insurance policies for a variety of reasons. For example, our members may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new policies through other sources or use a different agent, if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Our expense reduction measures have impacted the number of our employees dedicated to customer service in our individual and family health insurance business, which could cause a greater number of individuals to be dissatisfied with our customer service. Consumers may also purchase health insurance policies directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members on new policies, our revenue will be negatively impacted.

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

The Medicare annual enrollment period and the implementation of open enrollment periods under health care reform for the purchase of individual and family health insurance present a challenge as they require us to enroll a significant number of individuals into health insurance over a limited period of time. Significant increases in enrollment activity over a limited amount of time may also make it difficult for health insurance carriers to timely and accurately report commission information to us. To the extent health insurance carriers have difficulty in reporting timely and accurate commission information to us, we may be unable to recognize revenue in accordance with our revenue recognition policies, which could cause us to defer substantial revenue until such time our health insurance carriers are able to resume reporting timely and accurate commission information to us.

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

Carrier reaction to the individual and family medical loss ratio requirements was to significantly reduce the commissions we receive in connection with the sale of individual and family health insurance. Health insurance carriers may determine to reduce or further reduce our Medicare Advantage plan, individual and family, or small group commissions as a result of the medical loss ratio requirements or other aspects of health care reform, including any increased expenses in complying with or dealing with the impact of health care reform, which would harm our business, operating results and financial condition. In addition, if health insurance companies fail to meet medical loss ratio requirements, we may be required to pay back commissions that are related to any premium amounts the carriers are required to rebate policyholders as a result, which would harm our business, operating results and financial condition. The medical loss ratio requirements also may cause certain health insurance carriers to limit the geographies in which they sell health insurance or exit certain markets altogether, place less reliance on agents to distribute their plans, or limit their health insurance offerings in any number of other ways, each of which would harm our business, operating results and financial condition. The implementation of medical loss ratio requirements has caused and could further cause health insurance carriers to reduce the amount they are willing to spend in connection with our sponsorship and advertising and technology licensing businesses, which also could harm our business, operating results and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers whose Medicare-related health insurance products we sell or if our relationship with those carriers changes.

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

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers. For instance, a carrier may terminate our relationship. Moreover, CMS heavily regulates the sale of Medicare Advantage and Medicare Part D prescription drug plans and has and will continue to penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently for these or any other reasons, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.

Our business may be harmed if we do not market Medicare plans effectively or if our websites and marketing materials are not timely approved.

Health insurance carriers whose Medicare plans we sell must approve our websites, our marketing material and call center scripts for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent.  These marketing materials also must be filed with CMS. In addition, we use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS or a health insurance carrier disapproves, or delays approval, of our websites, our marketing material or call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition. CMS recently broadened its interpretation of rules and regulations relating to Medicare plan-related marketing material so that they apply to websites that we did not previously need to submit to health insurance carriers for approval and file with CMS. This broadened interpretation also applies the same approval and filing process to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing the marketing material with CMS, our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition. Further, if a marketing partner of ours does not consent to having its website or other marketing material filed with the CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner and our business, operating results and financial condition would be harmed.

In addition, each time we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we need to resubmit them to our health insurance carriers and have them filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans during the Medicare annual enrollment period or otherwise, which could impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from selling Medicare plans during this period of review, which could harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

Our Medicare plan-related revenue is dependent upon the number of paying Medicare plan insurance members we are successful in retaining and acquiring during the Medicare annual enrollment period. If we are not successful in retaining and acquiring Medicare plan members during the annual enrollment period for any reason, our business, operating results and financial condition would be harmed.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon our ability to timely hire, train and retain licensed health insurance agents for our customer care center.

In addition to our websites, we rely upon our customer care centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees must first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the

Medicare-related health insurance product is being sold by the agent. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we hire and train a significant number of additional employees on a temporary or seasonal basis in a limited period of time. It may be difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the Medicare annual enrollment period. We must also ensure that our health insurance agent employees are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period, and even if we are successful, these employees may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners. If we and our health insurance agent employees are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

Our ability to sell Medicare-related health insurance plans as a health insurance agents depends upon our maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent on information technology systems. The vast majority of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems.  The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems and technology or any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

Our success in selling Medicare-related health insurance will depend upon a number of factors some of which our outside of our control.

We determined to enter into the Medicare plan market because we believe the number of individuals becoming eligible for Medicare is increasing and these individuals are increasingly using the Internet to shop for health insurance plans. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, portions of health care reform impose significant changes to original Medicare and the Medicare Advantage program by, among other things, increasing benefits original Medicare provides, reducing payments to Medicare Advantage plans and imposing medical loss ratio requirements for Medicare Advantage plans. In addition, CMS has in the past determined to reduce the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans and it may do so again in the future. These reductions have caused, and could in the future cause, the cost of Medicare Advantage plans to increase or the benefits under Medicare Advantage plans to decrease, either of which would impair our ability to sell Medicare Advantage plans and our business, operating results and financial condition could be harmed. They also may cause health insurance carriers to reduce our compensation, which would harm our business, operating results and financial condition.

The majority of our Medicare-related health insurance plan sales occur over the telephone. Telephone sales of Medicare related health insurance require a licensed health insurance agent to complete and are time consuming compared to sales over the Internet. Given the resources required in connection with telephonic Medicare related health insurance sales, it may prove difficult for us to continue to grow our Medicare-related health insurance sales compared to prior periods. Even if we are able to grow those sales, it may be expensive to add the additional resources necessary for the growth. If we are not able to scalably grow our Medicare related health insurance sales over the Internet or in other ways that require fewer resources, our business, operating results and financial condition would be harmed.

Our success in the Medicare plan market as a health insurance agent will also depend upon a number of additional factors, including:

•
our ability to continue to adapt our ecommerce platform to market Medicare plans, including our development or acquisition of marketing tools and features important in the sale of Medicare plans online and the effective modification of our user experience;

•	our success in marketing to Medicare-eligible individuals and in entering into marketing partner relationships to drive Medicare-eligible individuals to our ecommerce platform;

•	our effectiveness in entering into and maintaining relationships with marketing partners that refer Medicare-eligible individuals to us;

•	our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our customer care centers;

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

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance or changes in laws and regulations could harm our business, operating results and financial condition.

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. As a result of these laws, regulations and guidelines, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, in February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed for approval with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed and approved by CMS, which could harm our business, operating results and financial condition. In addition, even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which also will make it difficult to adapt and optimize marketing partner websites and marketing material in a short amount time. Given these circumstances, the CMS guidance relating to third party websites could harm our business, operating results and financial condition.

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

The impact that health care reform legislation will have on the market for Medicare plans is unclear, but it could change demand for Medicare plans, the way these plans are delivered, the commissions that carriers pay to health insurance agents in connection with their sale or could adversely impact us in other ways. In the event that laws and regulations adversely impact our ability to market the availability of any type of Medicare plan on our ecommerce platform, Medicare plan demand or the amounts that health insurance agents are paid for selling these plans, our business, operating results and financial condition would be harmed.

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans to reduce our compensation as a health insurance agent in connection with the sale of these plans. In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial conditions would be harmed. In addition, CMS adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. As a result, we record all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change resulted in our recognition of minimal renewal commission revenue outside of the first quarter of 2015, and we expect similar results in the future. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications during the fourth quarter, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

We may be unsuccessful in competing effectively against current and future competitors.

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of companies that operate websites, provide an online shopping experience for consumers interested in purchasing health insurance and act as a health insurance agent in connection with that purchase. Some local agents also use “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers. Many health insurance carriers also directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In connection with our marketing of Medicare plans, we also compete with the original Medicare program. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. We compete with the FFM and state health insurance exchanges implemented as a result of health care reform. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition. To remain competitive against our current and future competitors, we will need to market our services effectively and continue to improve the online shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us. If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, or if we are not effective in driving a substantial number of consumers interested in purchasing health insurance to our website in a cost-effective manner, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

•	the quality of and changes to the consumer experience on our ecommerce platform or with our customer care center;

•	regulatory requirements, including those requirements imposed by CMS, that make the experience on our online platforms cumbersome or difficult to navigate;

•	the variety, competitiveness and affordability of the health insurance plans that we offer;

•	system failures or interruptions in the operation of our ecommerce platform or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

•	changes in the mix of consumers who access our ecommerce platform through mobile or tablet devices

•	health insurance carriers offering the health insurance plans for which consumers have expressed interest, and the degree to which our technology is integrated with those carriers;

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we have experienced an increase in the percentage of mobile phone and tablet visitors to our platform, and the conversion rate for individuals who use our mobile and tablet platform to shop for and purchase health insurance has historically been lower than desktop and laptop users. We may make changes to our ecommerce platform in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform or telephonically via our customer care centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platform or telephonically via our customer care centers into members suffers, or in the event the number of mobile and tablet visitors to our platform continues to increase, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We have adopted solutions so that we may sell qualified health insurance plans to health care reform subsidy-eligible individuals and families over the Internet in the states in which the FFM operates the state’s health insurance exchange. Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur through its systems. We are dependent upon the FFM’s systems for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue. CMS has recently directed us and other web based entities to make changes to our process for enrolling individuals and families into qualified health plans through the FFM. The changes require that we use a different pathway through which individuals are enrolled in qualified health plans through the FFM. This new pathway has reduced our conversion rates for qualified health plans and could result in lower conversion rates in the upcoming open enrollment period, which could harm our business, operating results and financial condition. In addition, if the FFM portion of the pathway we are required to enroll individuals into qualified health plans does not work properly or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we could suffer a reduction in our membership and our commission revenue and loss of new members, and our business, operating results and financial condition will be harmed.

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

The demand for health insurance marketed through our ecommerce platform is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have exited certain state insurance markets where we have historically represented their insurance plans and we may determine not to work with other health insurance carriers. If our ability to sell a variety of high-quality, affordable health insurance plans in the Medicare, individual and family, small business and ancillary product markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states. Moreover, as a result of several carriers not desiring to sell individual and family health insurance during the current special enrollment period and as a result of their reductions in our commissions for those sales, we are not able to sell individual and family health insurance plans that we have historically sold. This reduction in the supply we are able to offer consumers may adversely impact demand for the individual and family health insurance we sell, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition would be harmed.

Health insurance carriers could determine to reduce the commissions paid to us, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them on short notice, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition would be harmed. For example, several health insurance carriers have reduced or eliminated commission for individual and family health insurance sold outside of the health care reform open enrollment period. While these carriers have indicated that they plan to increase commission rates for individual and family health insurance old in the upcoming open enrollment period, they are not obligated to do so.

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

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. This competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. This competition has in the past increased substantially during the open enrollment periods for individual and family health insurance and Medicare related health insurance and may increase further if these open enrollment periods occur over the same period of time. If paid search advertising costs increase or becomes cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We also have relationships with marketing partners, including pharmacy chains that promote our Medicare platforms to their customers. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner.

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

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce or eliminate the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. For example, we have reduced compensation we pay to marketing partners for individual and family health insurance in light of the reduction in commission rates by several health insurance carriers. If we are not able to timely change the terms of our agreements with marketing partners, our business, operating results and financial condition could be harmed. Even if we are able to reduce the compensation that we pay to marketing partners, our relationships with existing marketing partners may be adversely affected, and given that our marketing partners are not obligated to send referrals to us, the reduction any reduction in marketing partner compensation could result in less demand for the health insurance that we sell. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. For instance, CMS recently issued guidance that health insurance carriers have interpreted to mean that websites and marketing material of our Medicare-related marketing partners must be filed with CMS before use. Before filing with CMS, these websites and marketing materials will need to undergo a review by health insurance carriers for whom we market Medicare products. Our marketing partners may not consent to having their websites or other marketing material filed with CMS, and we and health insurance carriers may not be able to dedicate the resources necessary to have the websites and marketing material reviewed. If we or health insurance carriers are not able to timely do so, our business, operating results and financial condition could be harmed. In addition, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools. Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

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

We believe that demand for the health insurance and services we offer are impacted by prevailing economic conditions. We cannot be certain of the future impact that economic conditions will have on our business. A softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by canceling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platform, and they may determine to reduce their commission rates or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

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

We sell advertising space to health insurance carriers on our website through our sponsorship and advertising program. Health insurance carriers have and may continue to determine to eliminate or reduce spending on our sponsorship and advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that became effective in 2011. As a result, our business, operating results and financial condition could be harmed. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship and advertising program will be adversely impacted. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states. In addition, several health insurance carriers have reduced commissions that they pay for the sale of individual and family health insurance outside of the open enrollment period. The reduction in the number of health insurance carriers desiring to sell individual and family plan products or our decision not to offer individual and family health insurance from carriers who have reduced or eliminated commission could mean reduced demand in our sponsorship and advertising program as well as reduced demand for the individual and family health insurance products that we sell. Since much of our sponsorship revenue depends upon the number of applications we submit to health insurance carriers, these circumstances would reduce our sponsorship revenue and our business, operating results and financial condition could be harmed. The success of our sponsorship and advertising program depends on a number of other factors, including the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, the impact the advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our advertising. As a result, our business, operating results and financial condition could be harmed.

We also develop, host and maintain carrier dedicated Medicare plan websites through our advertising program. Our success in doing so is dependent upon the same factors that could impact our sponsorship program. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Historically, our Medicare advertising revenue is concentrated during the Medicare annual enrollment period in the fourth quarter and it is difficult for us to predict the amount of Medicare advertising revenue we would receive from health insurance carriers from year to year. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for our Medicare advertising service, our business, operating results and financial condition could be harmed. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising.  If we are not successful in generating Medicare plan-related advertising revenue, our business operating results and financial condition could be harmed.

We may not be successful in licensing the use of our ecommerce technology to health insurance carriers and other third parties.

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. We are typically paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Health care reform could reduce health insurance carrier and agent demand for our technology licensing platform as a result of the reduction in the number of health insurance carriers selling individual and family plan products, the medical loss ratio requirements that became effective in 2011; a desire to not sell or reduce selling efforts or for other reasons. In addition, health insurance carriers who currently use the platform could determine to cease using it, reduce the number and type of plans offered on the platform or renegotiate the fees that they pay, any of which would reduce the revenue we receive from our technology licensing business.

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

Our success is also dependent upon our ability to attract and retain qualified personnel for all areas of our organization. In March 2015, we implemented a reduction in our workforce to align our employee base and cost structure with our current and anticipated revenues. These reductions have resulted in reallocations of duties, increased employee uncertainty and discontent and additional attrition. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all, and the reductions in force could make it more difficult to do so. If we are unable to attract and retain the necessary personnel, our business would be harmed.

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

     For our cost reduction plan to be successful and build a framework for future growth, we must continue to execute and deliver on our core business initiatives with fewer human resources and losses of intellectual capital. For instance, as a part of the reduction-in-force, we have significantly reduced headcount in our customer care and enrollment and technology and content groups. These reductions could impair our ability to assist consumers seeking to purchase health insurance. They also constrain our ability to enhance our technology platforms as well as adapt our technology platforms and service to changes in the health insurance industry brought about by changes to the implementation of health care reform, regulatory or for other reasons. The reductions will also impact our ability to enter new business areas and develop and enhance our existing products and services. In the aggregate, the reduction-in-force could harm our business, operating results and financial condition.

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

These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our strategic partners, customers or our current competitors, may materially adversely affect the market price of our common stock in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. As discussed in Item 3, Legal Proceedings, securities class action litigation has been filed against us. Such litigation could result in substantial cost and a diversion of management’s attention and resources. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of December 31, 2015. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2015:

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

We lease all of the principal properties.  In addition, we also lease office facilities in San Francisco, California and Westford, Massachusetts for our marketing and advertising, technology and content, customer care and enrollment, and general and administrative personnel.  We believe our existing facilities are adequate for our current needs and that suitable additional space will be available in the future to accommodate any expansion of our operations, if necessary.  As a result of a reduction in our workforce, we have 11,275 square feet of excess space available in our Gold River, California facility that we have vacated.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we have received and may continue to receive inquiries from regulators relating to various matters. We have also become, and may in the future become, involved in litigation in the ordinary course of our business.

On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California. On May 6, 2015, the Court consolidated the two cases. On June 10, 2015, a consolidated complaint was filed. The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015. The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper. On July 15, 2015, defendants moved to dismiss the consolidated complaint. The court held a hearing on defendants’ motion to dismiss the consolidated complaint on September 30, 2015. Because the case is at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages, but an adverse result could have a material adverse impact on our financial condition and results of operation. We believe the lawsuit to be without merit and intend to vigorously defend ourselves against it.

In May 2015, an individual plaintiff filed a lawsuit against a health insurance carrier and us in state court in the state of Texas. The complaint alleged that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act in connection with the plaintiff’s purchase of the health insurance carrier’s health insurance product. The complaint sought economic and actual damages for alleged harm caused to the plaintiff as well as multiple damages, exemplary damages and attorney’s fees and costs. In June 2015, we and the health insurance carrier removed the case to the United States District Court for the Eastern District of Texas, and the court ordered the plaintiff to file an amended complaint. The plaintiff filed the amended complaint in July 2015. The amended complaint purports to be a class action lawsuit on behalf of the purchasers of a certain health insurance product offered by the health insurance carrier. The amended complaint alleges that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act and the Texas Insurance Code in connection with the sale of the health insurance carrier’s health insurance product. The amended complaint alleges certain other causes of action against the health insurance carrier. The amended complaint seeks economic and actual damages, multiple damages, exemplary damages, interest, attorney’s fees and costs, and specific performance. In August 2015 we and the health insurance carrier moved to dismiss the amended complaint. In January 2016, our motion to dismiss the amended complaint was denied. Because the case is at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages, but an adverse result could have a material adverse impact on our financial condition and results of operation. We believe the lawsuit to be without merit and intend to vigorously defend ourselves against it.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 29, 2016, there were 32 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $10.09 per share on February 29, 2016 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
First Quarter 2015	$24.23	$9.10
Second Quarter 2015	$13.50	$9.31
Third Quarter 2015	$16.27	$12.11
Fourth Quarter 2015	$13.43	$9.98
Year 2015	$24.23	$9.10
	High	Low
First Quarter 2014	$62.35	$44.74
Second Quarter 2014	$53.01	$33.35
Third Quarter 2014	$38.55	$20.26
Fourth Quarter 2014	$28.59	$19.79
Year 2014	$62.35	$19.79

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year and quarter ended December 31, 2015.

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

	12/31/10	12/31/11	1	12/31/12	12/31/13	12/31/14	12/31/15
eHealth, Inc.	$100.00	$103.59		$193.66	$327.63	$175.62	$70.33
NADAQ Composite	100.00	100.53		116.92	166.19	188.78	199.95
RDG Internet Composite	100.00	102.11		122.23	199.42	195.42	267.25

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Consolidated Statements of Income (Loss) Data:	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except per share amounts)
Revenue:
Commission	$120,321	$130,663	$153,383	$158,626	$171,257
Other	31,327	24,810	25,797	21,051	18,284
Total revenue	151,648	155,473	179,180	179,677	189,541
Operating costs and expenses:
Cost of revenue	8,340	4,783	5,461	4,494	4,178
Marketing and advertising (1)	56,877	57,789	71,660	69,732	75,571
Customer care and enrollment (1)	22,898	30,282	35,099	42,745	42,540
Technology and content (1)	21,657	21,406	32,579	40,390	36,351
General and administrative (1)	26,593	26,169	29,235	27,549	30,858
Restructuring (1)	—	—	—	—	4,541
Amortization of intangible assets	2,046	1,615	1,414	1,529	1,153
Total operating costs and expenses	138,411	142,044	175,448	186,439	195,192
Income (loss) from operations	13,237	13,429	3,732	(6,762)	(5,651)
Other income (expense), net	(53)	23	(92)	(98)	45
Income (loss) before provision (benefit) for income taxes	13,184	13,452	3,640	(6,860)	(5,606)
Provision (benefit) for income taxes	6,460	6,370	1,917	9,345	(843)
Net income (loss)	$6,724	$7,082	$1,723	$(16,205)	$(4,763)
Net income (loss) per share:
Basic	$0.32	$0.36	$0.09	$(0.88)	$(0.26)
Diluted	$0.31	$0.34	$0.09	$(0.88)	$(0.26)
Weighted average number of shares used in per share amounts:
Basic	20,947	19,867	19,145	18,367	18,008
Diluted	21,703	20,753	19,846	18,367	18,008

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2011	2012	2013	2014	2015
Marketing and advertising	$962	$1,215	$2,112	$1,692	$1,950
Customer care and enrollment	344	321	342	386	477
Technology and content	1,669	1,021	1,641	1,611	1,728
General and administrative	4,121	3,065	3,707	2,188	2,734
Restructuring	—	—	—	—	113
Total	$7,096	$5,622	$7,802	$5,877	$7,002

	As of December 31,
	2011	2012	2013	2014	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$123,607	$140,849	$107,055	$51,415	$62,710
Working capital	121,310	135,249	97,220	39,738	45,606
Total assets	177,945	196,301	166,426	106,664	113,319
Non-current liabilities	3,920	4,625	6,165	6,449	4,962
Retained earnings	21,661	28,743	30,466	14,261	9,498
Total stockholders’ equity	155,674	170,867	133,017	73,478	76,421

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading private online source of health insurance for individuals, families and small businesses. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

We have invested heavily in technology and content related to our ecommerce platform. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing member acquisition programs, obtaining necessary regulatory approvals of our websites and establishing relationships and appointments with leading health insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platforms can be accessed directly through our websites as well as through our network of marketing partners.

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platform. Commission revenue represented 86%, 88% and 90% of total revenue in the years ended December 31, 2013, 2014 and 2015, respectively.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates. The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier. See Critical Accounting Policies and Estimates for details regarding our recognition of commission revenue.

We actively market the availability of Medicare-related health insurance plans through our Medicare ecommerce platforms (www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com). Our Medicare ecommerce platforms and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue from commissions we receive from health insurance carriers. Medicare Advantage and Medicare Part D prescription drug plan pricing is set by health insurance carriers and approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

We sell a greater number of Medicare plans in the fourth quarter of the year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year, compared to the number of Medicare plans we sell during the first, second or third quarters of each year. During 2013, 2014 and 2015, 68%, 62% and 56%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. During the fourth quarter, we also generate the majority of commission revenues related to new Medicare plan-related enrollments. Historically, we recognized a majority of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in the first quarter of each year as the majority of policies sold during the annual enrollment period typically renew on January 1 of each year. As a result of a new regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, substantially all Medicare Advantage and Medicare Part D prescription drug policies renewed on January 1, regardless of the month the policy went into effect. The regulation resulted in our recording substantially all of our Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of 2015 and recognized minimal renewal commission revenue in the second, third or fourth quarters of 2015 for these products. In addition, CMS also issued another regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which further increased the contribution of Medicare Advantage and Medicare Part D prescription drug commission revenues to our first quarter of 2015 relative to the total annual Medicare commission revenues for 2015.

We also actively market the availability of individual and family, small business and ancillary health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. Ancillary health insurance plans, which primarily consist of short-term, dental, life, vision, and accident insurance plans, are sold alongside individual and family health insurance plans and also as standalone products.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part I, Item 1., Business - Health Care Reform and Part I, Item 1A., Risk Factors - Risks Related to Our Business. Various aspects of health care reform may impact our business positively. For instance, the mandate that individuals and families have qualified health insurance or face a tax penalty and the government providing individuals and families’ subsidies in the form of premium tax credits and cost sharing reductions are beneficial to our business. Notwithstanding these aspects of health care reform, the implementation of health care reform has significantly reduced our individual and family health insurance membership and individual and family health insurance commission revenue and could in the future have a material adverse effect on our business and results of operations. Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. For coverage effective in 2015, the open enrollment period ran from November 15, 2014 through February 15, 2015, and for coverage effective in 2016, the annual open enrollment period ran from November 1, 2015 through January 31, 2016. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for health insurance. The open enrollment period has changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. It also presents challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduces our ability to obtain new health insurance members outside of the open enrollment period. In addition, CMS tightened the requirements for individuals to qualify for a special enrollment period starting in 2016, which could impact our ability to enroll individuals and families into health insurance outside of the open enrollment period.

A substantial number of individuals and families are eligible for subsidies under health care reform. Health care reform’s establishment of government-run health insurance exchanges through which individuals and families must purchase qualified health plans to receive government subsidies has increased our competition as individual and families may purchase qualified health plans directly from government exchanges. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through government-run exchanges. We have entered into an agreement with, and enrolled individuals and families into qualified health plans through, the Federally Facilitated Marketplace, or FFM, run by CMS. The FFM operated the health insurance exchange in 37 states during the last health care reform open enrollment period. Our ability to act as a health insurance agent for subsidy-eligible individuals purchasing qualified health plans through the FFM depends upon the FFM developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain our agreement and integrate with the FFM. In order to enroll individuals in subsidy-eligible plans over the Internet through the FFM, we also need to meet a number of requirements relating to display of information on our websites as well as new and comprehensive privacy and security requirements. These requirements are evolving. For example, we are required to translate significant portions of our website into Spanish for the next open enrollment period in certain jurisdictions. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. In addition, CMS recently directed us and other web-based entities to make changes to the process we developed for enrolling individual into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS’ requirements, which require that we use a different pathway through which individuals are enrolled in qualified health plans, we may have difficulty enrolling, and may not be able to enroll, individuals in qualified health plans in an efficient and scalable manner both during and outside of the annual open enrollment period and our number of qualified health plan enrollments could decline. See Part I, Item 1A., Risk Factors - Risks Related to Our Business.

The future impact of health care reform on health insurance carriers that pay us our commission revenue is also unclear, Health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent, and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. As a result of higher medical utilization rates than carriers projected and for other reasons, several health insurance carriers, including large national health insurance carriers, recently reduced or eliminated commissions for individual and family health insurance enrollments outside of the open enrollment period. While health insurance carriers have indicated that they intend to increase commission rates for individuals and family health insurance we sell during the upcoming open enrollment period, they are not obligated to do so. In addition, health insurance carrier lack of desire to sell individual and family health insurance will cause a reduction in the number of plans offered on our website, which could decrease demand for the individual and family health insurance that we sell.

Our commission revenue is influenced by a number of factors including:

•	the number of applications for Medicare-related, individual and family, small business and ancillary health insurance we submit to health insurance carriers;

•	the number of members on submitted applications;

•	the rate at which the individuals on those applications turn into paying members;

•	the commission rates we receive for the health insurance plans that we sell; and

•	our membership retention.

Submitted Applications. We experience a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. During 2015, we also experienced an increase in the number of Medicare-related applications submitted during the first, second and third quarters compared to the fourth quarter. Medicare Advantage applications submitted during the first, second and third quarters accounted for 45% of total submitted applications for 2015, compared to 34% for 2014. Applications submitted outside of the annual enrollment period accounted for 55% of total submitted applications, while 45% were submitted within the annual enrollment period in 2015. The number of individual and family health insurance submitted applications are highest during the health care reform open enrollment period, which begins in the fourth quarter of each year and runs into the first quarter of the following year. Individual and family applications submitted during the first quarter of 2015 were higher than the number of applications submitted during the fourth quarter of 2014, but 17% below the number of applications submitted during the first quarter of 2014. During the second and third quarters, which are outside the health care reform open enrollment periods, the number of individual and family health insurance submitted applications decreases significantly. We expect this trend to continue in 2016. We also expect individual and family submitted applications will increase significantly during the fourth quarter of 2016, relative to the second and third quarters of 2016, as a result of the open enrollment period.

Members per Submitted Application. For Medicare-related health insurance, there is only one member per submitted application. However, for individual and family and certain ancillary health insurance, there may be more than one member per submitted application. We experienced a decline in the average number of members on individual and family health insurance applications submitted in the first quarter of 2014 compared to the second through fourth quarters of 2013. The average improved in the second, third and fourth quarters of 2014 compared to the first quarter of 2014, but did not return to pre-healthcare reform historical rates. Similarly, we experienced a decline in the average number of members on individual and family health insurance applications submitted in the first quarter of 2015 compared to the second through fourth quarters of 2014, but consistent with the first quarter of 2014. The average improved in the second through fourth quarters of 2015 compared to the first quarter of 2015, but did not return to the same levels as the second through fourth quarters of 2014.

Approval Rates and Initial Payment Rates. The approval rates for Medicare-related health insurance remained relatively consistent in 2013, 2014 and 2015. However, as a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. During the fourth quarters of 2013 and 2014, as well as the first quarters of 2014 and 2015, we experienced higher approval rates on individual and family plan applications compared to the second and third quarters of 2014 and 2015. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefited from carriers paying us earlier on policies approved during the open enrollment period that ended in 2015 compared to the prior open enrollment period. We believe that the more timely payment of commissions resulted from carriers being better prepared to handle large application volumes, and we also took steps to work with our carrier partners to ensure that their processes resulted in more timely commission payments to us in 2015 and 2016.

Commission Rates. The average commission dollars per-member-per-month that we receive for new health insurance plan members varies based upon a number of factors, including the ratio of policies that we sold for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sold, the mix of our members by health insurance carrier and the commission rates we receive from each carrier. Additionally, commission rates may vary by carrier, by geography and by the type of plan purchased by a member.

In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement policies sold by us typically are a percentage of the premium on the policy and paid to us until either the policy is cancelled or we otherwise do not remain the agent on the policy. See Critical Accounting Policies and Estimates for details regarding our recognition of Medicare plan commission revenue.

Historically, the commission payments we receive for individual and family, small business and ancillary health insurance plans we sold were a percentage of the premium our customers pay for those plans. Effective January 1, 2014, many carriers began paying our individual and family health insurance commissions at a flat amount per member per month. Commission payments are typically made to us on a monthly basis until either the policy is cancelled or we otherwise do not remain the agent on the policy.

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, the increased volume of health insurance applications submitted during the annual open enrollment periods has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we have observed higher commissions on many of the individual and family health insurance plans that we sold during the 2015 open enrollment period for coverage effective in 2016 compared to policies that we sold during the 2014 open enrollment period for coverage effective in 2015. Recently, several health insurance carriers have reduced or eliminated commission for individual and family health insurance sold outside of the health care reform open enrollment period. While these carriers have indicated that they plan to increase commission rates for individual and family health insurance sold in the upcoming open enrollment period, they are not obligated to do so.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year and improves each subsequent year. Additionally, the member retention rates on our individual and family membership were negatively impacted by health care reform beginning in the fourth quarter of 2013 and throughout 2014 and 2015. As a result, the number of new individual and family health insurance members added during the second, third and fourth quarters of 2014 and in 2015, was not enough to offset the loss of existing members, resulting in an annual decline in individual and family health insurance estimated membership during those periods.

Other Revenue

Online Sponsorship and Advertising. We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. Health insurance carriers commit to sponsorship and advertising on a quarterly basis, if at all, and generally determine prior to the quarter whether to purchase sponsorship and advertising from us and how much they are willing to spend. As a result, our sponsorship and advertising revenue is difficult to predict. However, since certain health insurance carriers have recently reduced or eliminated commissions on individual and family health insurance, we expect online sponsorship and advertising revenue to decrease in 2016. See Critical Accounting Policies and Estimates for details regarding our recognition of online sponsorship and advertising revenue.

Technology Licensing.  We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. Health insurance carriers or agents that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Since health insurance carriers are expected to reduce the number of members they enroll during the special enrollment periods, which ends on October 31, 2016, we expect our technology licensing revenue to decrease in 2016. See Critical Accounting Policies and Estimates for details regarding our recognition of technology licensing revenue.

Lead Referrals. We generate revenue from referral fees paid to us based on Medicare-related and individual and family health insurance leads generated by our ecommerce platforms that are delivered and sold to third parties. As a result of an expected increase in the number of Medicare-related and individual and family health insurance leads that we deliver and sell to third parties, we expect lead referral revenue will increase in 2016. See Critical Accounting Policies and Estimates for details regarding our recognition of lead referral revenue.

Member Acquisition

An important factor in our revenue growth is the growth of our member base. Our marketing initiatives are an important component of our strategy to grow our member base and are focused on three primary member acquisition channels: direct, marketing partners and online advertising. Our marketing initiatives are primarily designed to encourage consumers to complete an application for health insurance. For the years ended December 2014, and 2015, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted on our websites were as follows:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Source of total submitted applications (as a percentage of total submitted applications for the period):
Direct	43%	65%	74%	50%	48%	61%	64%	46%
Marketing partners	37%	20%	15%	32%	41%	33%	31%	36%
Online advertising	20%	15%	11%	18%	11%	6%	5%	18%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com) either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of marketing, such as retargeting campaigns, television, direct mail and email marketing.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Some of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with existing partners and adding new partners to our network.

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

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying policies. These transfers include primarily Medicare plan members. Total consideration paid in connection with these transfers that occurred between 2009 and 2012 was $13.9 million. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platform and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the annual open enrollment periods for both Medicare-related and individual and family health insurance, marketing and advertising expenses increase during the fourth quarter of each year. Additionally, since the health care reform open enrollment periods for individual and family health insurance continues into the following year, marketing and advertising expenses increase during the first quarter of each year, but to a lesser extent than the fourth quarter. During the second and third quarters, marketing and advertising expenses decrease, consistent with the decrease in submitted applications compared to periods during the open enrollment periods. We expect these seasonal trends to continue in 2016.

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

Historically, we have experienced decreases in submitted individual and family plan applications outside of the open enrollment period compared to inside the open enrollment period and the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our direct member acquisition channel. During the open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our higher cost marketing partner member acquisition channel compared to outside of the open enrollment period. These seasonal trends have continued in 2015 and are expected to continue in 2016.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period during 2014 and 2015, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2014, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarters of 2014 and 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the annual open enrollment periods for individual and family health insurance that ended on March 31, 2014 and February 15, 2015, respectively. Historically, our customer care center staffing costs have been significantly higher in our first and fourth quarters compared to our second and third quarters. During 2016, we expect customer care and enrollment expenses will be relatively flat during our first and second quarters and will increase in both our third and fourth quarters as a result of increased Medicare sales and enrollment personnel required to handle the anticipated increased volume of Medicare-related health insurance transactions during the Medicare annual enrollment period in the fourth quarter.

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

Restructuring Charges

On March 10, 2015, we implemented an organizational restructuring and cost reduction plan, designed to rebalance our resources and help reduce our cost structure as a result of lower than expected individual and family health insurance plan membership and revenue. As part of the plan, we eliminated approximately 160 full-time positions, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs as well as $0.6 million in other pre-tax restructuring charges, primarily consisting of facility exit costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were substantially completed. In March 2015, as part of our restructuring activities, we also eliminated certain positions in our China operation.

 Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2014 and 2015:

Key Metrics:	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Submitted applications:
Medicare submitted applications (1)	15,300	13,100	11,500	64,800	20,200	18,600	19,200	74,300
IFP submitted applications (2)	169,500	24,800	23,800	100,400	140,000	23,900	22,500	114,600
Other submitted applications (3)	111,600	72,800	84,900	97,100	101,100	66,800	70,200	107,900
Total submitted applications (4)	296,400	110,700	120,200	262,300	261,300	109,300	111,900	296,800

Medicare Advantage submitted applications (5)	8,400	7,300	6,200	42,600	15,100	13,700	14,800	52,600

Commission revenue (in thousands):
Medicare commission revenue (6)	$12,392	$5,821	$5,953	$10,933	$29,219	$6,851	$6,578	$14,465
IFP commission revenue (7)	$27,329	$26,193	$22,897	$20,247	$21,860	$24,046	$21,535	$19,745
Other commission revenue (8)	$5,856	$6,512	$7,314	$7,179	$6,740	$6,499	$6,829	$6,890
Total commission revenue (9)	$45,577	$38,526	$36,164	$38,359	$57,819	$37,396	$34,942	$41,100

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Medicare estimated membership (10)	111,700	113,200	121,300	143,500	155,600	169,100	182,700	228,900
IFP estimated membership (11)	800,200	751,000	653,700	565,900	584,900	568,400	518,000	503,300
Other estimated membership (12)	374,300	384,600	383,100	408,000	421,700	404,900	397,400	412,300
Total estimated membership (13)	1,286,200	1,248,800	1,158,100	1,117,400	1,162,200	1,142,400	1,098,100	1,144,500

Notes:
(1)
Medicare-related health insurance applications submitted on eHealth’s website or through eHealth's customer care center during the period, including Medicare Advantage, Medicare Part D Prescription drug and Medicare Supplement plans. Applications are counted as submitted when the applicant completes the application and either clicks the submit button on our website or provides verbal authorization to submit the application. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application.

(2)
Major medical Individual and Family plan ("IFP") health insurance applications submitted on eHealth’s website during the period. Applications are counted as submitted when the applicant completes the application, clicks the submit button on our website and submits the application to us. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans (primarily consisting of short-term, dental, life, vision, and accident insurance plans).

(3)
Applications for health insurance plans other than Medicare and IFP submitted on eHealth’s website during the period. Applications for ancillary plans are counted as submitted when the applicant completes the application, clicks the submit button on our website and submits the application to us. Applications for small business plans are counted as submitted when the applicant completes the application, the employees complete their applications, the applicant submits the application to us and we submit the application to the carrier. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application.

(4)
Applications for all health insurance plans submitted on eHealth’s website or through eHealth's customer care center during the period. See notes (1), (2) and (3) above for further information as to what constitutes a submitted application.

(5)
Medicare Advantage plan health insurance applications submitted on eHealth’s website or through eHealth's customer care center during the period. Applications are counted as submitted when the applicant completes the application and either clicks the submit button on our website or provides verbal authorization to submit the application. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application. Medicare Advantage submitted applications are included in Medicare submitted applications - See note (2) above.

(6)	Commission revenue recognized on all Medicare-related health insurance during the period.
(7)	Commission revenue recognized on all IFP health insurance plans during the period, including commission overrides.
(8)	Commission revenue recognized on all insurance other than Medicare-related health insurance and IFP health insurance plans during the period.
(9)	Total commission revenue recognized on all insurance plans during the period.
(10)
Estimated number of members active on Medicare-related health insurance as of the date indicated. See the note below for additional information regarding our calculation of Medicare estimated membership.

(11)	Estimated number of members active on IFP health insurance plans as of the date indicated. See the note below for additional information regarding our calculation of IFP estimated membership.
(12)
Estimated number of members active on insurance plans other than Medicare-related health insurance and IFP health insurance plans as of the date indicated. See the note below for additional information regarding our calculation of other estimated membership.

(13)	Estimated number of members active on all insurance plans as of the date indicated. See the note below for additional information regarding our calculation of total estimated membership.

Health insurance carriers bill and collect insurance premiums paid by our members. Health insurance carriers do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their insurance plans do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm both Medicare and non-Medicare cancellations, we estimate the number of members who are active on insurance plans we have sold as of a specified date. We estimate the number of continuing members on those plans as of a specific date as follows:

•	For Medicare-related health insurance plans, we take the number of members for whom we have received a commission payment for or applied a commission payment to the month of the estimate.

•
For IFP health insurance plans, we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the six-month period; and (ii) the number of approved members over the six-month period prior to the date of estimation after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for each of the six months prior to the date of estimation and for estimated member cancellations through the date of the estimate.

•
For ancillary health insurance plans (such as short-term, dental, vision, accident and student), we take the sum of (i) the number of members for whom we have received or applied a commission payment for the month that is one to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the one to three-month period); and (ii) the number of approved members over the one to three-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers. For small business health insurance plans, we estimate the number of members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us.

Health insurance carriers often do not communicate policy cancellation information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions such as health care reform implementation on our membership and membership retention. Health care reform and other factors could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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

During the year ended December 31, 2015, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Our revenue is primarily comprised of compensation paid to us by health insurance carriers related to insurance plans that have been purchased by a member who used our service. We define a member as an individual currently covered by an insurance plan, including Medicare-related, individual and family, small business and ancillary plans, for which we are entitled to receive compensation from an insurance carrier.

Commission Revenue

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second plan year for a Medicare Advantage plan or a fixed, annual commission payment beginning with and subsequent to the second plan year for a Medicare Part D prescription drug plan. Additionally, commission rates may be higher in the first twelve months of the plan if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire plan year once the annual or first monthly commission amount for the plan year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the plan year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the consolidated balance sheets. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each plan year.

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

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014, CMS issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarters of 2014 and 2015, we recognized revenue for policies included on a commission statement received prior to December 31, 2014 and 2015 respectively for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarter of 2015 and 2016. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

Certain commission amounts are subject to forfeiture if the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the plan year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the consolidated balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the consolidated balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.  Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2013, 2014, and 2015 which had a material impact on our estimate for forfeitures.

We rely on all of our health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenues, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from health insurance carriers by comparing such data to the database we maintain on our members. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because members on Medicare-related, individual and family, small business and ancillary health insurance policies terminate their policies either by contacting the carrier directly instead of by informing us of the cancellation or by discontinuing their premium payments to the carrier. Also, some of our individual, family and small business members pay their premiums less frequently than monthly. This results in our having to identify underpayment or non-payment of commissions on a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2015, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As at the year ended December 31, 2015, our valuation allowance is $10.5 million, which represents a full valuation allowance against the Company’s federal and state deferred tax assets. Any future change in the valuation allowance could have an effect on the income tax provision in the consolidated statement of income (loss).

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

Results of Operations
The following table sets forth our operating results and related percentage of total revenues for the years ended December 31, 2013, 2014 and 2015 (dollars in thousands):

	Year Ended December 31,
	2013		2014		2015
Revenue:
Commission	$153,383	86%	$158,626	88%	$171,257	90%
Other	25,797	14	21,051	12	18,284	10
Total revenue	179,180	100	179,677	100	189,541	100
Operating costs and expenses:
Cost of revenue	5,461	3	4,494	3	4,178	2
Marketing and advertising	71,660	40	69,732	39	75,571	40
Customer care and enrollment	35,099	20	42,745	24	42,540	22
Technology and content	32,579	18	40,390	22	36,351	19
General and administrative	29,235	16	27,549	15	30,858	16
Restructuring	—	—	—	—	4,541	2
Amortization of intangible assets	1,414	1	1,529	1	1,153	1
Total operating costs and expenses	175,448	98	186,439	104	195,192	103
Income from operations	3,732	2	(6,762)	(4)	(5,651)	(3)
Other income (expense), net	(92)	0	(98)	0	45	0
Income (loss) before provision (benefit) for income taxes	3,640	2	(6,860)	(4)	(5,606)	(3)
Provision (benefit) for income taxes	1,917	1	9,345	5	(843)	—
Net income (loss)	$1,723	1%	$(16,205)	(9)%	$(4,763)	(3)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2013	2014	2015
Marketing and advertising	$2,112	$1,692	$1,950
Customer care and enrollment	342	386	477
Technology and content	1,641	1,611	1,728
General and administrative	3,707	2,188	2,734
Restructuring	$—	$—	$113
	$7,802	$5,877	$7,002

Years Ended December 31, 2013, 2014 and 2015

Revenue

The following table presents our commission, other revenue and total revenue for the years ended December 31, 2013, 2014 and 2015 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2013	$	%	December 31, 2014	$	%	December 31, 2015
Commission	$153,383	$5,243	3%	$158,626	$12,631	8%	$171,257
Percentage of total revenue	86%			88%			90%
Other	25,797	(4,746)	(18)%	21,051	(2,767)	(13)%	18,284
Percentage of total revenue	14%			12%			10%
Total revenue	$179,180	$497	—%	$179,677	$9,864	5%	$189,541

2015 compared to 2014—Commission revenue increased $12.6 million, or 8%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $22.0 million increase in Medicare-related commission revenue, partially offset by a $9.4 million decrease in non-Medicare plan commission revenue, consisting primarily of individual and family health insurance commission revenue. The increase in Medicare related commission revenue is due to increased Medicare membership for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in non-Medicare plan related commission revenue is primarily due to decreased individual and family plan estimated membership for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Other revenue decreased $2.8 million, or 13%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to a $3.4 million decrease in online sponsorship and advertising revenue and a $1.2 million decrease in technology licensing revenue, partially offset by a $1.9 million increase in lead generation revenue.

We expect commission revenue to increase in absolute dollars in 2016 compared to 2015, primarily as a result of continued increase in Medicare-related commission revenue, partially offset by decreases in individual and family health insurance related commission revenue and commission override revenue. We expect other revenue to decline in absolute dollars in 2016 compared to 2015, primarily due to a decrease in online sponsorship and advertising revenue, and to a lesser extent, a decrease in technology licensing revenue, partially offset by an increase in lead generation revenue.

2014 compared to 2013—Commission revenue increased $5.2 million, or 3%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $8.1 million increase in Medicare-related commission revenue, partially offset by a $2.8 million decrease in non-Medicare plan commission revenue, consisting primarily of individual and family health insurance commission revenue.  The increase in Medicare related commission revenue was due to increased Medicare estimated membership for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in non-Medicare plan related commission revenue was primarily due to decreased individual and family plan estimated membership for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Other revenue decreased $4.7 million, or 18%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to a $5.4 million decrease in online sponsorship and advertising revenue, partially offset by a $0.5 million increase in technology licensing revenue.

Operating Costs and Expenses

Cost of Revenue
The following table presents our cost of revenue for the years ended December 31, 2013, 2014 and 2015 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2013	$	%	December 31, 2014	$	%	December 31, 2015
Cost of revenue	$5,461	$(967)	(18)%	$4,494	$(316)	(7)%	4,178
Percentage of total revenue	3%			3%			2%

2015 compared to 2014—Cost of revenue decreased $0.3 million, or 7%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

We expect cost of revenue to increase in absolute dollars in 2016 compared to 2015, primarily as a result of an increase in revenue-sharing payments related to health insurance policies sold to members who are referred to our website by marketing partners with whom we have revenue-sharing arrangements, partially offset by a continued decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

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

Marketing and Advertising
The following table presents our marketing and advertising expenses for the years ended December 31, 2013, 2014 and 2015 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2013	$	%	December 31, 2014	$	%	December 31, 2015
Marketing and advertising	$71,660	$(1,928)	(3)%	$69,732	$5,839	8%	$75,571
Percentage of total revenue	40%			39%			40%
 2015 compared to 2014—Marketing and advertising expenses increased $5.8 million, or 8%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase of $5.6 million in variable advertising costs, and to a lesser extent an increase in compensation and benefits. This was partially offset by a $0.8 million decrease in public relation costs, as well as a decrease in costs resulting from the reduction-in-force we announced in March 2015. The increase in variable advertising costs resulted from an increase of $17.2 million in the fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website and an increase of $2.9 million in direct marketing expenses, partially offset by a decrease of $14.5 million in online advertising costs.

We expect our marketing and advertising expenses to increase in absolute dollars in 2016 compared to 2015 due primarily to an increase in variable advertising costs related to our Medicare-related health insurance business, partially offset by decreases in variable advertising costs associated with our individual and family health insurance business and compensation and benefits due to the reduction in force announced in March 2015.
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

Customer Care and Enrollment
The following table presents our customer care and enrollment expenses for the years ended December 31, 2013, 2014, and 2015 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2013	$	%	December 31, 2014	$	%	December 31, 2015
Customer care and enrollment	$35,099	$7,646	22%	$42,745	$(205)	—%	$42,540
Percentage of total revenue	20%			24%			22%

2015 compared to 2014—Customer care and enrollment expenses decreased $0.2 million, or 0.5%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to a decrease in compensation and benefits due to the reduction in force announced in March 2015 focused primarily on individual and family health insurance, partially offset by additions associated with customer care center personnel hired in connection with the growth of Medicare-related health insurance.

We expect customer care and enrollment expenses to increase in absolute dollars in 2016 compared to 2015 as we hire additional customer care center personnel in connection with the Medicare annual enrollment period and the growth of Medicare-related health insurance.

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

Technology and Content
The following table presents our technology and content expenses for the years ended December 31, 2013, 2014 and 2015 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2013	$	%	December 31, 2014	$	%	December 31, 2015
Technology and content	$32,579	$7,811	24%	$40,390	$(4,039)	(10)%	$36,351
Percentage of total revenue	18%			22%			19%

2015 compared to 2014—Technology and content expenses decreased $4.0 million, or 10%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015.

We expect technology and content expenses to decrease in absolute dollars in 2016 compared to 2015 as a result of a decrease in compensation and benefits due to the reduction-in-force announced in March 2015.

2014 compared to 2013—Technology and content expenses increased $7.8 million, or 24%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to an increase of $6.9 million in compensation, benefits, stock-based compensation, and other personnel costs, as a result of an increase in technology and content personnel. The remainder of the increase was due to increased spending to support website operations and increases in data center infrastructure maintenance costs and depreciation expense.

General and Administrative
The following table presents our general and administrative expenses for the years ended December 31, 2013, 2014 and 2015 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2013	$	%	December 31, 2014	$	%	December 31, 2015
General and administrative	$29,235	$(1,686)	(6)%	$27,549	$3,309	12%	$30,858
Percentage of total revenue	16%			15%			16%

2015 compared to 2014—General and administrative expenses increased $3.3 million, or 12%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to increases of $2.5 million in annual performance bonus expense, $1.1 million in legal expenses, $0.6 million in stock-based compensation expense and an increase in other corporate fees of $0.4 million, partially offset by decreases of $1.0 million in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015 and $0.6 million in lobbying expenses.

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

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years ended December 31, 2013, 2014 and 2015 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2013	$	December 31, 2014	$	December 31, 2015
Amortization of intangible assets	$1,414	$115	$1,529	$(376)	$1,153
Percentage of total revenue	1%		1%		1%

2015 compared to 2014—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to certain assets that have been fully amortized compared to the prior period, as well as a $0.1 million impairment charge recorded in 2014 related to certain acquired intangible assets.

We expect a slight decrease in the amortization of intangible assets in 2016 compared to 2015.

2014 compared to 2013—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to a $0.1 million impairment charge recorded during the fourth quarter of 2014 related to certain acquired intangible assets that will not be utilized in future periods.

Other Income (Expense), Net
The following table presents our other income (expense), net for the years ended December 31, 2013, 2014 and 2015 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2013	$	December 31, 2014	$	December 31, 2015
Other income (expense), net	$(92)	$(6)	$(98)	$143	$45
Percentage of total revenue	—%		—%		—%

Other income (expense), net, in 2013,  2014 and 2015 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

2015 compared to 2014—Other income, net increased in 2015 compared to 2014 due primarily to an increase in investment interest income and foreign exchange gains, partially offset by administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations.

We expect other income (expense), net to be flat in 2016 compared to 2015.

2014 compared to 2013-Other income, net increased in 2014 compared to 2013 due primarily to a decrease in investment interest income due to lower cash balances and declining average yields as well as higher bank fees.

Provision (Benefit) for Income Taxes
The following table presents our provision (benefit) for income taxes for the years ended December 31, 2013, 2014 and 2015 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2013	$	December 31, 2014	$	December 31, 2015
Provision (benefit) for income taxes	$1,917	$7,428	$9,345	$(10,188)	$(843)
Percentage of total revenue	1%		5%		—%

2015 compared to 2014—In 2015, we recorded a benefit for income taxes of $0.8 million compared to a provision of $9.3 million in 2014 due primarily to valuation allowance adjustments in 2014.

2014 compared to 2013—In 2014, we recorded a provision for income taxes of $9.3 million compared to a provision of $1.9 million in 2013 due primarily to valuation allowance adjustments in 2014.

Liquidity and Capital Resources

At December 31, 2015, our cash and cash equivalents totaled $62.7 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2014, our cash and cash equivalents totaled $51.4 million. The increase in cash and cash equivalents reflects $13.7 million provided by operating activities and $1.6 million of proceeds from the exercise of stock options, offset by $3.0 million used to purchase property and equipment and other assets and $0.9 million to net-share settle equity awards.

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
Stock repurchase activity under our stock repurchase programs during 2015 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Amount of Repurchase
Cumulative balance at December 31, 2014 (1)	10,663,888	$18.75	$199,998
Repurchases of common stock	—	$—	—
Cumulative balance at December 31, 2015	10,663,888	$18.75	$199,998

(1)
Cumulative balances at December 31, 2015 consist of shares repurchased in connection with our stock repurchase programs announced on March 31, 2014, as well as a previous stock repurchase plans announced in 2013, 2012, 2011, 2010 and 2008.

(2)	Average price paid per share includes commissions.
In addition to the shares repurchased under our repurchase programs as of December 31, 2015 we have in treasury 0.4 million shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2014 and 2015, we had a total of 10.9 million shares and 11.0 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2013	2014	2015
Net cash provided by operating activities	$20,947	$1,779	$13,696
Net cash used in investing activities	$(7,326)	$(8,104)	$(2,996)
Net cash (used in) provided by financing activities	$(47,403)	$(49,331)	$577

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. During open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter. Consistent with prior years, marketing and advertising costs increased during the fourth quarter of 2015 compared to the third quarter of 2015 due to an increase in submitted applications for individual and family health insurance during the open enrollment period and due to an increase in submitted applications for Medicare plans during the annual enrollment period. We expect marketing and advertising costs to increase during the fourth quarter of 2016 due to an increase in submitted applications for Medicare plans during the annual enrollment period and the first and fourth quarters of 2016 due to an increase in submitted applications during the annual open enrollment period for individual and family health insurance. We expect marketing and advertising costs to decrease during the second and third quarters compared to cost levels during the first and fourth quarters due to a reduction in the number of health insurance applications we expect outside of annual open enrollment periods.

As a result of a regulation issued by CMS, which changed the definition of a plan year from being 12-months from the effective date of a policy to January 1 through December 31 of each year, substantially all Medicare Advantage and Medicare Part D prescription drug policies renewed on January 1, resulting in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of 2015. As a result of this plan year change, we did not recognize significant renewal commission revenue in the second, third and fourth quarters of 2015. Renewal commissions for Medicare Advantage products are paid monthly; therefore the majority of renewal commissions for that product will be collected in quarters subsequent to the first quarter. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year. In connection with this change and as a result of us not receiving commission information from certain carriers in the fourth quarter, an estimated $3 million of Medicare plan-related commission revenue for policies sold during the annual enrollment period was recognized as revenue during the first quarter of 2015 and not recognized by us during the fourth quarter of 2014.

2015—Our operating activities generated cash of $13.7 million during the year ended December 31, 2015 and consisted of net loss of $4.8 million, increased by non-cash items of $15.2 million and cash from working capital and other activities of $3.3 million. Adjustments for non-cash items primarily consisted of $7.0 million of stock-based compensation expense, $4.1 million of depreciation and amortization, $2.0 million of amortization of book-of-business consideration and $1.2 million of amortization of intangible assets. Cash from working capital and other activities primarily consisted of an increase of $6.2 million in accrued compensation and benefits, an increase of $2.0 million in accrued marketing expenses and a $1.0 million decrease in prepaid expense and other assets, partially offset by an increase of $1.4 million in accounts receivable, a decrease of $0.6 million in deferred revenue, a $1.2 million decrease in current liabilities and an decrease of $2.9 million in accounts payable. Accounts receivable increased mainly due to increased accrued Medicare commissions on applications sold in the fourth quarter.

2014—Our operating activities generated cash of $1.8 million during the year ended December 31, 2014 and consisted of net loss of $16.2 million, increased by non-cash items of $22.9 million and cash used in working capital and other activities of $4.9 million. Adjustments for non-cash items primarily consisted of $9.2 million of deferred income taxes, $5.9 million of stock-based compensation expense, $4.2 million of depreciation and amortization, $2.0 million of amortization of book-of-business consideration and $1.5 million of amortization of intangible assets. Cash used in working capital and other activities primarily consisted of a decrease of $1.1 million in deferred revenue, a decrease of $2.1 million in accrued compensation and benefits, an increase of $3.6 million in accounts receivable and a $0.6 million increase in prepaid expense and other assets, partially offset by an increase of $0.5 million in accrued marketing expenses, a $0.4 million increase in other current liabilities and an increase of $1.6 million in accounts payable. Accounts receivable increased mainly due to increased commission receivables arising from CMS rule changes surrounding the timing of payments. Accounts payable increased due to increased marketing and advertising expenses during the open enrollment period.

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

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

2015—Net cash used in investing activities of $3.0 million during the year ended December 31, 2015 was due to $3.0 million used to purchase computer hardware and software, and other assets.

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

Financing Activities

2015—Net cash provided by financing activities of $0.6 million during the year ended December 31, 2015 was due to proceeds of $1.6 million from the exercise of common stock options offset by $0.9 million used to net-share settle the tax obligation related to vesting equity awards.

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

In connection with the Mountain View, California office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.  The remaining balance on the financial guarantee is $0.3 million as of December 31, 2015.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2015 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2016	$4,869	$976	$5,845
2017	4,389	557	4,946
2018	3,216	—	3,216
2019	1,046	—	1,046
2020	1,075	—	1,075
Thereafter	2,445	—	2,445
Total	$17,040	$1,533	$18,573

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2014 and 2015, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2014	December 31, 2015
Cash (1)	$15,793	$8,086
Money market funds (2)	35,622	54,624
Total cash and cash equivalents	$51,415	$62,710

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2014 and 2015 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2015, three customers represented 24%, 18%, and 15%, respectively, for a combined total of 57% of our $9.6 million outstanding accounts receivable balance. As of December 31, 2014, three customers represented 30%, 17% and 14%, respectively, for a combined total of 61% of our $8.2 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and December 31, 2015. We believe the potential for collection issues with any of our customers is minimal as of December 31, 2015.  Accordingly, our estimate for uncollectible amounts at December 31, 2015 was not material.

Significant Customers

Substantially all revenue for the years ended December 31, 2013, 2014, and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the years ended December 31, 2013, 2014 and 2015 are presented in the table below:

	Year Ended December 31,
	2013	2014	2015
Humana	21%	23%	23%
Anthem (1)	12%	11%	9%
UnitedHealthcare (2)	11%	10%	11%
Aetna (3)	10%	10%	10%

(1)	Anthem (formerly Wellpoint) also includes other carriers owned by Anthem.

(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Note 10 to the Consolidated Financial Statements under the caption “Selected Quarterly Financial Data (Unaudited).”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 14, 2016

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31, 2014	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$51,415	$62,710
Accounts receivable	8,200	9,647
Deferred income taxes	386	—
Prepaid expenses and other current assets	6,474	5,185
Total current assets	66,475	77,542
Property and equipment, net	9,640	7,364
Other assets	5,679	4,697
Intangible assets, net	10,774	9,620
Goodwill	14,096	14,096
Total assets	$106,664	$113,319
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,961	$3,012
Accrued compensation and benefits	8,204	14,386
Accrued marketing expenses	8,707	10,698
Deferred revenue	869	392
Accrued restructuring	—	223
Other current liabilities	2,996	3,225
Total current liabilities	26,737	31,936
Non-current liabilities	6,449	4,962
Commitments and contingencies (see Note 7)	—	—
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued shares 28,775,918 and 29,170,903 at December 31, 2014 and 2015, respectively; Outstanding shares: 17,830,311 and 18,144,970 at December 31, 2014 and 2015, respectively	29	29
Additional paid-in capital	259,007	266,699
Treasury stock, at cost: 10,945,607 and 11,025,933 shares at December 31, 2014 and 2015, respectively	(199,998)	(199,998)
Retained earnings	14,261	9,498
Accumulated other comprehensive income	179	193
Total stockholders’ equity	73,478	76,421
Total liabilities and stockholders’ equity	$106,664	$113,319

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2014	2015
Revenue
Commission	$153,383	$158,626	$171,257
Other	25,797	21,051	18,284
Total revenue	179,180	179,677	189,541
Operating costs and expenses:
Cost of revenue	5,461	4,494	4,178
Marketing and advertising	71,660	69,732	75,571
Customer care and enrollment	35,099	42,745	42,540
Technology and content	32,579	40,390	36,351
General and administrative	29,235	27,549	30,858
Restructuring charges	—	—	4,541
Amortization of intangible assets	1,414	1,529	1,153
Total operating costs and expenses	175,448	186,439	195,192
Income (loss) from operations	3,732	(6,762)	(5,651)
Other income (expense), net	(92)	(98)	45
Income (loss) before provision (benefit) for income taxes	3,640	(6,860)	(5,606)
Provision (benefit) for income taxes	1,917	9,345	(843)
Net income (loss)	$1,723	$(16,205)	$(4,763)
Net income (loss) per share:
Basic	$0.09	$(0.88)	$(0.26)
Diluted	$0.09	$(0.88)	$(0.26)
Weighted-average number of shares used in per share amounts:
Basic	19,145	18,367	18,008
Diluted	19,846	18,367	18,008
Comprehensive income (loss):
Net income (loss)	$1,723	$(16,205)	$(4,763)
Foreign currency translation adjustment, net of taxes	(25)	19	14
Comprehensive income (loss)	$1,698	$(16,186)	$(4,749)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	27,006	$27	$232,903	(6,556)	$(90,991)	$28,743	$185	$170,867
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	1,294	1	8,273	(52)	—	—	—	8,274
Stock-based compensation expense	—	—	7,802	—	—	—	—	7,802
Excess tax benefits from stock-based compensation	—	—	3,383	—	—	—	—	3,383
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(25)	(25)
Repurchase of common stock	—	—	—	(2,911)	(59,007)	—	—	(59,007)
Net income	—	—	—	—	—	1,723	—	1,723
Balance at December 31, 2013	28,300	28	252,361	(9,519)	(149,998)	30,466	$160	133,017
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	476	1	595	(72)	—	—	—	596
Stock-based compensation expense	—	—	5,904	—	—	—	—	5,904
Excess tax benefits from stock-based compensation	—	—	147	—	—	—	—	147
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	19	19
Repurchase of common stock	—	—	—	(1,355)	(50,000)	—	—	(50,000)
Net loss	—	—	—	—	—	(16,205)	—	(16,205)
Balance at December 31, 2014	28,776	29	259,007	(10,946)	(199,998)	14,261	179	73,478
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	395	—	662	(80)	—	—	—	662
Stock-based compensation expense	—	—	7,030	—	—	—	—	7,030
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(4,763)	—	(4,763)
Balance at December 31, 2015	29,171	$29	$266,699	(11,026)	$(199,998)	$9,498	$193	$76,421

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2014	2015
Operating activities
Net income (loss)	$1,723	$(16,205)	$(4,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,368)	9,163	101
Depreciation and amortization	3,266	4,192	4,148
Amortization of internally developed software	—	483	627
Amortization of book-of-business consideration	3,147	1,998	2,006
Amortization of intangible assets	1,414	1,529	1,153
Stock-based compensation expense	7,802	5,877	7,002
Deferred rent and other	927	154	106
Changes in operating assets and liabilities:
Accounts receivable	(118)	(3,614)	(1,447)
Prepaid expenses and other assets	(2,257)	(1,033)	997
Accounts payable	(1,742)	1,581	(2,949)
Accrued compensation and benefits	2,026	(2,084)	6,180
Accrued marketing expenses	4,285	480	1,991
Deferred revenue	885	(1,143)	(642)
Accrued restructuring charges	—	—	433
Other liabilities	957	401	(1,247)
Net cash provided by operating activities	20,947	1,779	13,696
Investing activities
Purchases of property and equipment and other assets	(7,326)	(3,604)	(2,996)
Purchase of intangible asset	—	(4,500)	—
Net cash used in investing activities	(7,326)	(8,104)	(2,996)
Financing activities
Net proceeds from exercise of common stock options	9,217	4,112	1,572
Cash used to net-share settle equity awards	(943)	(3,516)	(922)
Excess tax benefits from stock-based compensation	3,383	147	—
Repurchase of common stock	(59,007)	(50,000)	—
Principal payments in connection with capital leases	(53)	(74)	(73)
Net cash provided by (used in) financing activities	(47,403)	(49,331)	577
Effect of exchange rate changes on cash and cash equivalents	(12)	16	18
Net increase (decrease) in cash and cash equivalents	(33,794)	(55,640)	11,295
Cash and cash equivalents at beginning of period	140,849	107,055	51,415
Cash and cash equivalents at end of period	$107,055	$51,415	$62,710
Supplemental disclosure of non-cash activities
Capital lease obligations incurred	$30	$93	$156
Settlement of receivables in connection with purchase of intangible asset	$—	$307	$—
Supplemental disclosure of cash flows
Cash paid for interest	$21	$26	$34
Cash paid for income taxes, net of refunds	$53	$5	$6

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is the leading private online source of health insurance for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Principles of Consolidation—The consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Operating Segment—We operate in one business segment. See Note 9 – Operating Segments, Geographic Information and Significant Customers for additional information regarding our business segment.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, fair value of our acquired Medicare books-of-business, recoverability of intangible assets, estimates for commission forfeitures, valuation allowance for deferred income taxes, provision for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents—We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value.

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
Goodwill and Intangible Assets—Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. We do not amortize goodwill or our other indefinite-lived intangible assets but rather we test the asset for impairment on an annual basis on or about November 30 of each year and whenever events or changes in circumstances indicate a reduction in its fair value below its carrying amount.

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

Goodwill and intangible assets are considered non-financial assets and therefore, subsequent to their initial recognition are not revalued at fair value each reporting period unless an impairment charge is recognized.

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives in the fourth quarter of 2015 and determined no material adjustments to the remaining lives were required.

Book-of-Business Transfers—We have entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these books-of-business amounted to $13.9 million, of which $6.3 million related to transfers during 2012. Consideration for these books-of-business is included in Prepaid Expenses and Other Current Assets and in Other Assets in the accompanying consolidated balance sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to Cost of Revenue in the consolidated statements of comprehensive income (loss) and is presented as Amortization of Book-of-Business Consideration in the consolidated statements of cash flows as we recognize commission revenue related to the transferred Medicare plan members. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter in relation to the total amount of remaining commission revenue expected to be recognized. Amortization expense recorded to cost of revenue for these books-of-business for the years ended December 31, 2013, 2014 and 2015 totaled $3.1 million, $2.0 million and $2.0 million, respectively.

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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly commission payment beginning with and subsequent to the second plan year for a Medicare Advantage plan or a fixed, annual commission payment beginning with and subsequent to the second plan year for a Medicare Part D prescription drug plan. Additionally, commission rates may be higher in the first twelve months of the plan if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire plan year once the annual or first monthly commission amount for the plan year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to plan cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the plan year, net of an estimate for commission amounts not expected to be collected due to plan cancellations, which is included in Accounts Receivable in the accompanying balance sheets.  We continue to receive the commission payments from the relevant insurance carrier typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each plan year.

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

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014, CMS issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarters of 2014 and 2015, we recognized revenue for policies included on a commission statement received prior to December 31, 2014 and 2015 respectively for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarter of 2015 and 2016. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2013, 2014 and 2015 which had a material impact on our estimate for forfeitures.

Certain commission amounts are subject to forfeiture if the plan is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the plan year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the consolidated balance sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the consolidated balance sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.

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

Marketing and Advertising Expenses—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Advertising costs incurred in the years ended December 31, 2013, 2014 and 2015 totaled $63.4 million, $61.3 million and $66.5 million, respectively.

Our direct channel expenses primarily consist of costs for direct mail, email marketing, television, radio and retargeting campaigns. Advertising costs for our direct channel are expensed the first time the related advertising takes place. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Our online advertising channel expenses primarily consist of paid keyword search advertising on search engines. Advertising costs for our marketing partner channel and our online advertising channel are expensed as incurred.

Research and Development Expenses—Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams. Research and development costs, which totaled $10.1 million, $12.1 million and $10.6 million for the years ended December 31, 2013, 2014 and 2015, respectively, are included in technology and content expense in the accompanying consolidated statements of comprehensive income (loss).

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. For the years ended December 31, 2014 and 2015, we capitalized $1.2 million and $1.1 million in internal-use software and website development costs and recorded amortization expense of $0.2 million and $0.6 million, respectively. Amortization expense for internal-use software and website development costs was not material for the year ended December 31, 2013.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2015, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

401(k) Plan—In September 1998, our board of directors adopted a defined contribution retirement plan (401(k) Plan), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Company contributions to the 401(k) Plan are discretionary and are expensed when incurred. We also match employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 1% of the employee’s salary during such pay period. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $0.3 million, $0.4 million, and $0.3 million for the years ended December 31, 2013, 2014 and 2015, respectively, related to 401(k) matching contributions.
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

Seasonality— The majority of our Medicare-related health insurance plans are sold in our fourth quarter, which includes the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Additionally, substantially all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, resulting in our recognizing substantially all renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in our first quarter. Accordingly, Medicare plan-related commission revenue is highest in our first quarter, with Medicare plan-related commission revenue being higher in our fourth quarter compared to our second and third quarters.

 The majority of our individual and family health insurance plans are sold in the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance.

Recent Accounting Pronouncement-In August 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14 (ASU 2015-14) "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ASU 2015-14 defers the effective date by one year of ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In accordance with the deferral, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and can be adopted using either a full retrospective or modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.", which provides new guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement contains a software license, the software license element of that arrangement should be accounted for consistent with the acquisition of other software licenses. If such an arrangement does not include a software license, the arrangement should be accounted for as a service contract. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2 (ASU 2016-2) "Leases (Topic 842)." ASU 2016-2 requires lessees to put leases on their balance sheets but recognize expenses on their income statements; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

Recently Adopted Accounting Standards-In November 2015, the FASB issued ASU No. 2015-17 ("ASU 2015-17") regarding ASC Topic 470 "Income Taxes: Balance Sheet Classification of Deferred Taxes". This standard requires companies to classify deferred income tax assets and liabilities as non-current in a classified statement of financial position. It is effective for the first interim period beginning after December 15, 2016 and early adoption is permitted. We have adopted this standard prospectively as of December 31, 2015. Prior periods were not adjusted.

Note 2 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2014 and 2015, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2014 and 2015, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2013, 2014 and 2015.

As of December 31, 2014 and 2014, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2014	December 31, 2015
Cash	$15,793	$8,086
Money market funds	35,622	54,624
Total cash and cash equivalents	$51,415	$62,710

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2014 and 2015.

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

Accounts Receivable—We do not require collateral or other security for our accounts receivable. As of December 31, 2014, three customers represented 30%, 17%, and 14%, respectively, for a combined total of 61% of our $8.2 million outstanding accounts receivable balance. As of December 31, 2015, three customers represented 24%, 18%, and 15% respectively, for a combined total of 57% of our $9.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2014 and December 31, 2015. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2015. Accordingly, our estimate for uncollectible amounts at December 31, 2015 was not material.

As of December 31, 2014 and 2015, our accounts receivable consisted of the following (in thousands):

	December 31, 2014	December 31, 2015
Commissions receivable	5,383	6,136
Accounts receivable – for other revenue	$2,462	$3,511
Commissions receivable - for Medicare renewals	355	—
Total accounts receivable	$8,200	$9,647

The Commissions receivable balance as of December 31, 2014 and December 31, 2015 is recorded net of a $1.0 million and $1.1 million estimated forfeiture, respectively. The estimated forfeiture is related to Medicare Advantage and Medicare Part D plans sold during the fourth quarter of 2014 and 2015 with effective dates in 2015 and 2016, respectively.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2014	2015
Book-of-business transfers, net (current)	$1,844	$1,518
Income tax receivable	276	—
Prepaid maintenance contracts (current)	1,994	1,760
Prepaid insurance	1,056	270
Prepaid rent	366	364
Other assets (current)	938	1,273
Prepaid expenses and other current assets	$6,474	$5,185

Property and Equipment—Property and equipment consisted of the following (in thousands)

	As of December 31,
	2014	2015
Computer equipment and software	$17,009	$16,973
Office equipment and furniture	3,486	3,479
Leasehold improvements	3,200	3,182
Property and equipment, gross	23,695	23,634
Less accumulated depreciation and amortization	(14,055)	(16,270)
Property and equipment, net	$9,640	$7,364

Depreciation and amortization expense related to property and equipment totaled $3.3 million, $4.2 million and $4.1 million in the years ended December 31, 2013, 2014 and 2015, respectively.

Other Assets—Other assets consisted of the following (in thousands):

	As of December 31,
	2014	2015
Book-of-business transfers, net (non-current)	$3,545	$1,866
Security deposits	604	607
Capitalized project costs	1,306	1,832
Prepaid maintenance contracts (non-current)	224	188
Deferred tax assets	—	204
Other assets	$5,679	$4,697

Intangible Assets—During the fourth quarter 2014, we recorded an impairment charge of $0.1 million related to certain acquired intangible assets that we concluded would not be utilized in future periods.

On March 31, 2014, we purchased an Internet domain name, www.Medicare.com, for $4.8 million. Cash consideration paid in connection with the purchase of the domain name totaled $4.5 million. The consideration paid also included $0.3 million of outstanding receivables from the owner of the domain name that were settled upon completion of the purchase. The related intangible asset was assigned an indefinite useful life. The carrying amounts,  accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average useful life is as of December 31, 2015):

	December 31, 2014			December 31, 2015			Weighted Average Remaining Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	December 31, 2015
Technology	$1,700	$(1,587)	$113	$1,700	$(1,700)	$—	0
Pharmacy and customer relationships	10,100	(5,033)	$5,067	10,100	(5,984)	$4,116	4.3 years
Trade names, trademarks and website addresses	907	(427)	$480	907	(517)	$390	4.3 years
Total intangible assets subject to amortization	$12,707	$(7,047)	5,660	$12,707	$(8,201)	4,506
Indefinite-lived trademarks and domain names			5,114			5,114	Indefinite
Intangible assets			$10,774			$9,620

During the years ended December 31, 2013, 2014 and 2015, amortization expense related to intangible assets totaled $1.4 million, $1.5 million and $1.2 million, respectively.

As of December 31, 2015, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2016	950	90	1,040
2017	950	90	1,040
2018	950	90	1,040
2019	950	90	1,040
2020	316	30	346
Thereafter	—	—	—
Total	4,116	390	4,506

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2015
Payable to carriers – net of estimate for forfeitures	$2,206	$2,474
Professional fees	230	183
Other accrued expenses	560	568
Total other current liabilities	$2,996	$3,225

Non-current Liabilities—Non-current liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2015
Deferred rent – non-current	$1,196	$1,068
Income tax payable – non-current	4,605	3,221
Deferred tax liabilities - non-current	410	329
Other non-current liabilities	238	344
Total non-current liabilities	$6,449	$4,962

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

As of December 31, 2014 and 2015, our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

Note 4 - Stockholder's Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2014 and 2015, there were no shares of preferred stock outstanding.
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
Shares Reserved—We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	As of December 31,
	2014	2015
Common stock:
Stock options issued and outstanding	1,724	1,275
Restricted stock units issued and outstanding	873	966
Shares available for grant	4,164	3,542
Total shares reserved	6,761	5,783
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

Our stock options granted under the 2014 Plan, 2006 Plan and 2005 Stock Plan (collectively, the “Stock Plans”) generally vest over 4 years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant.

On December 31, 2015, no shares were subject to repurchase. Our restricted stock unit awards granted under the 2014 Plan, 2006 Plan and 2005 Stock Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.
In 2013 and 2014, we issued restricted stock units with both service and performance-based vesting criteria to our executive officers. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria granted in the fiscal year 2013 was the fiscal years ending December 31, 2013 and 2014, and the measurement of achievement was based on our revenue results for the fiscal years ending December 31, 2013 and 2014. The performance-based contingency period for our restricted stock units with both service and performance-based vesting criteria granted in the fiscal year 2014 were for the fiscal years ending December 31, 2014 and 2015, and the measurement of achievement was based on our revenue results for the fiscal years ending December 31, 2014 and 2015. One-fourth of the shares earned and eligible to vest based on 2013 revenue for performance-based restricted stock units granted in 2013 became vested in 2014. The remaining shares granted in 2013 that are earned and eligible to vest based on 2013 revenue are scheduled to vest in equal annual installments between 2015 and 2017. In 2013, the total number of restricted stock units reported in the table below includes 324,375 units of performance shares of which only 113,742 units were earned and the remaining 210,633 units were cancelled in 2014 because the performance criteria was not fully met. In 2014, the total number of restricted stock units reported in the table below includes 228,750 units of performance shares of which none were earned with the remaining 228,750 units being cancelled in 2015 because the performance criteria was not met. $1.1 million of stock compensation expense recorded in 2013 related to performance-based restricted stock units was reversed in 2014 as a result of related financial metrics not being achieved for the year ended December 31, 2014. Expense recorded for performance-based restricted stock units is recognized on an accelerated basis over the required service periods based on the number of shares earned, or expected attainment for shares to be earned based on performance-based contingency periods that have not been completed.
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

The following table summarizes activity under our Stock Plans (in thousands):

Shares Available for Grant (1)
Shares available for grant December 31, 2012	3,982
Additional shares authorized (2)	818
Restricted stock units granted (3)	(595)
Options granted	(227)
Restricted stock units cancelled (4)	24
Options cancelled	83
Shares available for grant December 31, 2013	4,085
Additional shares authorized (2)	751
Restricted stock units granted (3)	(563)
Options granted	(52)
Restricted stock units cancelled (4)	25
Options cancelled	16
2014 Equity Incentive Plan adjustment (5)	(98)
Shares available for grant December 31, 2014	4,164
Additional shares authorized (2)	—
Restricted stock units granted (3)	(730)
Options granted	(49)
Restricted stock units cancelled (4)	135
Options cancelled	22
Shares available for grant December 31, 2015	3,542

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)
On January 1, 2013, 2014 and 2015, the number of shares authorized for issuance under the 2006 Equity Incentive Plan was automatically increased pursuant to the terms of the 2006 Equity Incentive Plan.

(3)	2013, 2014 and 2015 include grants of restricted stock units with both service and performance-based vesting criteria to our executive officers.

(4)	2013, 2014 and 2015 include cancelled restricted stock units with both service and performance-based vesting criteria.

(5)	On June 12, 2014, shares available for grant were adjusted to 4,500,000 pursuant to the terms of the 2014 Plan.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance outstanding at December 31, 2012	2,956	$13.41	3.91	41,462
Granted	227	$28.82
Exercised	(1,121)	$8.22		22,486
Cancelled	(83)	$18.40
Balance outstanding at December 31, 2013	1,979	$17.91	4.20	56,569
Granted	52	$36.26
Exercised	(256)	$16.04		6,472
Cancelled	(51)	$26.38
Balance outstanding at December 31, 2014	1,724	$18.50	3.31	12,884
Granted	49	$11.23
Exercised	(164)	$9.57		546
Cancelled	(334)	$20.72
Balance outstanding at December 31, 2015	1,275	$18.79	2.79	—
Vested and expected to vest after December 31, 2015	1,261	$18.77	2.77	—
Exercisable at December 31, 2015	1,058	$18.41	2.48	—

(1)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31 of each year presented and the exercise price of in-the-money options as of those dates.

The total fair value of stock options vested during the years ended December 31, 2013, 2014 and 2015 was $3.3 million, $2.3 million and $1.6 million, respectively. As of December 31, 2015, there was $1.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the next 1.6 years.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2012	381	$16.21	2.22	$10,464
Granted	595	$20.73
Vested	(173)	$15.78
Cancelled	(24)	$17.33
Balance outstanding at December 31, 2013	779	$19.57	2.30	$36,220
Granted	563	$37.56
Vested	(220)	$19.59
Cancelled	(249)	$20.62
Balance outstanding at December 31, 2014	873	$30.86	2.52	$21,753
Granted	731	$10.63
Vested	(231)	$24.07
Cancelled	(407)	$34.23
Balance outstanding at December 31, 2015	966	$15.62	2.83	$9,636

(1)	Includes restricted stock units with both service and performance-based vesting criteria granted to our executive officers.

(2)	The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31 multiplied by the number of restricted stock units outstanding.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant. Compensation expense for awards that include only service-based vesting criteria is recognized on a straight-line basis over the vesting period. Compensation expense for awards that include both service and performance-based vesting criteria is recognized using accelerated attribution over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2013, 2014 and 2015 was $3.5 million, $10.3 million and $2.6 million, respectively. As of December 31, 2015, there was $11.7 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over the next 2.5 years.
Stock Repurchase Programs—On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. Purchases under this program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We completed this stock repurchase program in July 2014 having repurchased in the aggregate 1.4 million shares for approximately $50 million at an average price of $36.91 per share including commissions. The cost of the repurchase was funded from available working capital.
For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.
Stock repurchase activity under our stock repurchase programs during the year ended December 31, 2013, 2014 and 2015 is summarized as follows (dollars in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2012	6,397,803	$14.22	$90,991
Repurchases of common stock during 2013	2,911,466	$20.27	59,007
Cumulative balance at December 31, 2013	9,309,269	$16.11	149,998
Repurchases of common stock during 2014	1,354,619	$36.91	50,000
Cumulative balance at December 31, 2014	10,663,888	$18.75	199,998
Repurchases of common stock during 2015	—	$—	—
Cumulative balance at December 31, 2015	10,663,888	$—	$199,998

(1)	Average price paid per share includes commissions.
In addition to the shares repurchased under our repurchase programs as of December 31, 2015, we have in treasury an additional 362,045 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2014 and 2015, we had a total of 10,945,607 shares and 11,025,933 shares, respectively, held in treasury.
Stock-Based Compensation—The fair value of stock options granted to employees for the years ended December 31, 2013, 2014 and 2015 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2013	2014	2015
Expected term	4.3	4.2	4.3
Expected volatility	39.3%	47.2%	64.1%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.96%	1.41%	1.17%
Weighted-average grant date fair value	$9.52	$14.10	$5.67

The weighted-average fair value of the market-based stock unit awards was determined using the Monte Carlo simulation model using the following weighted average assumptions:

Year Ended December 31,
2015
Expected term	2.59
Expected volatility	64.7%
Expected dividend yield	—%
Risk-free interest rate	1.13%
Weighted-average fair value	$6.69

There were no market-based stock unit awards granted during the year ended December 31, 2014.

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2013, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2013	2014	2015
Common stock options	$2,817	$2,215	$1,522
Restricted stock units	4,985	3,662	5,480
Total stock-based compensation expense	$7,802	$5,877	$7,002

The following table summarizes stock-based compensation expense by operating function for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2013	2014	2015
Marketing and advertising	$2,112	$1,692	$1,950
Customer care and enrollment	342	386	477
Technology and content	1,641	1,611	1,728
General and administrative	3,707	2,188	2,734
Restructuring charges	—	—	113
Total stock-based compensation expense	$7,802	$5,877	$7,002

Note 5 - Income Taxes
The components of our income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
United States	$3,412	$(7,057)	$(6,041)
Foreign	228	197	435
Income (loss) before provision for income taxes	$3,640	$(6,860)	$(5,606)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Current:
Federal	$3,650	$165	$(584)
State	269	113	(457)
Foreign	—	14	97
Total current	3,919	292	(944)
Deferred:
Federal	(1,914)	7,935	121
State	(88)	1,292	10
Foreign	—	(174)	(30)
Total deferred	(2,002)	9,053	101
Provision (benefit) for income taxes	$1,917	$9,345	$(843)
The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate:

	Year Ended December 31,
	2013	2014	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.9	1.6	8.1
Non-qualified stock option shortfalls, net	—	—	(31.6)
Lobbying	17.4	(6.3)	(5.5)
Change in valuation allowance	—	(164.7)	14.8
Research and development tax credits	(8.8)	3.4	20.1
Stock-based compensation	1.2	(0.8)	(23.0)
Section 162(m) limitation	2.3	(2.7)	—
Other	1.7	(1.8)	(2.9)
Effective tax rate	52.7%	(136.3)%	15.0%

Our effective tax rate in 2013 was higher than statutory federal and state tax rates primarily due to non-deductible lobbying expenses. Our effective tax rate in 2014 differs from the federal statutory rate primarily due to the recording of a valuation allowance against our federal and state deferred tax assets. Our effective tax rate in 2015 differs from the federal statutory rate primarily due to the reversal of previously recorded reserves related to federal and state tax credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards. Significant components of our deferred tax assets were as follows (in thousands):

	As of December 31,
	2014	2015
Deferred tax assets:
Federal, state and foreign net operating loss carry forwards	$3,678	$844
Federal and state tax credit carry forwards	1,076	1,547
Stock-based compensation	4,585	2,946
Accruals and reserves	1,549	4,108
Intangible assets	2,138	1,782
Other	1,080	843
Gross deferred tax assets	14,106	12,070
Valuation allowance	(11,747)	(10,528)
Total deferred tax assets	2,359	1,542
Deferred tax liabilities – intangible assets	(2,076)	(1,667)
Deferred tax liabilities – fixed assets	(307)	—
Total net deferred tax assets (liabilities)	$(24)	$(125)
Net deferred tax assets	$386	$204
Net deferred tax liabilities	(410)	(329)
Total net deferred tax liabilities	$(24)	$(125)
Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. As at the year ended December 31, 2015, the valuation allowance is $10.5 million, which represents a full valuation allowance against the Company’s federal and state deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding the Company’s future taxable income and a lack of sources of other taxable income.
The net valuation allowance decreased by $1.2 million during the year ended December 31, 2015 and increased by $11.3 million during the year ended December 31, 2014. The change in the net valuation allowance during the year ended December 31, 2013 was not material.

For tax return purposes, we had net operating loss carry forwards at December 31, 2015 of approximately $14.7 million and $66.8 million for federal income tax and state income tax purposes, respectively. Included in the federal and state net operating loss carry forwards are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $13.3 million and $58.3 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2015 and 2023, respectively. The federal net operating loss carry forward is subject to an annual limitation of approximately $2.5 million due to section 382 of the Internal Revenue Code. Approximately $3.1 million of the state net operating loss carry forward is subject to an annual limitation of approximately $0.1 million due to section 382 of the Internal Revenue Code.

During the years ended December 31, 2013, 2014, and 2015 we utilized excess tax benefits related to share-based payments, which resulted in a decrease in cash generated from operating activities and a corresponding increase in cash generated from financing activities of $3.4 million, $0.1 million and none for the years ended December 31, 2013, 2014, and 2015, respectively.
For tax return purposes, at December 31, 2015, we had tax credit carry forwards of approximately $4.1 million and $3.1 million for federal income tax and state income tax purposes, respectively. $2.3 million of the Federal tax credit carry forwards begin expiring in 2021. The remaining $1.8 million of federal tax credits and the state tax credits carry forward indefinitely.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2012	$4,550
Increases based on tax positions related to the prior year	223
Decreases based on tax positions related to the prior year	—
Lapse of statute of limitations	(66)
Additions based on tax positions related to the current year	890
Settlements	—
Balance at December 31, 2013	5,597
Increases based on tax positions related to the prior year	1,159
Decreases based on tax positions related to the prior year	—
Lapse of statute of limitations	—
Additions based on tax positions related to the current year	—
Settlements	—
Balance at December 31, 2014	6,756
Increases based on tax positions related to the prior year	344
Decreases based on tax positions related to the prior year	(24)
Lapse of statute of limitations	(1,301)
Additions based on tax positions related to the current year	409
Settlements	—
Balance at December 31, 2015	$6,184

Tax positions are evaluated in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of December 31, 2015, the total amount of gross unrecognized tax benefits was $6.2 million, of which $2.8 million, if recognized, would impact our effective tax rate. As of December 31, 2014, the total amount of gross unrecognized tax benefits was $6.8 million, of which $4.3 million, if recognized, would affect our effective tax rate. As of December 31, 2013, the total amount of gross unrecognized tax benefits was $5.6 million, of which $4.6 million, if recognized, would affect our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2015, we had approximately $0.4 million accrued for estimated interest related to uncertain tax positions. For the year ended December 31, 2015, we recorded estimated interest of $0.1 million. We have not recorded an accrual for penalties.

Included in the balance of income tax liabilities, accrued interest, and accrued penalties at December 31, 2015 is $3.2 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2001 due to our net operating losses. Our 2009 and 2010 California income tax returns are currently under examination by the California Franchise Tax Board. We continue to assess the impact of the California uncertain tax positions under examination and cannot conclude on the range of estimates resulting from the 2009 and 2010 examinations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2014	2015
Basic:
Numerator:
Net income (loss) allocated to common stock	$1,723	$(16,205)	$(4,763)
Denominator:
Net weighted average number of common stock shares outstanding	19,145	18,367	18,008
Net income (loss) per share—basic:	$0.09	$(0.88)	$(0.26)
Diluted:
Numerator:
Net income (loss) allocated to common stock	$1,723	$(16,205)	$(4,763)
Denominator:
Net weighted average number of common stock shares outstanding	19,145	18,367	18,008
Weighted average number of options	548	—	—
Weighted average number of restricted stock units	153	—	—
Total common stock shares used in per share calculation	19,846	18,367	18,008
Net income (loss) per share—diluted:	$0.09	$(0.88)	$(0.26)

For each of the years ended December 31, 2013,  2014 and 2015, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Common stock options	92	1,815	1,484
Restricted stock units	6	728	866
Total	98	2,543	2,350

Note 7 - Restructuring Charges

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

The following table summarizes the total cash and non-cash restructuring charges recorded during the year ended December 31, 2015 (in thousands):

2015

Employee termination costs	$3,791
Non-cash employee termination costs - stock-based compensation	113
Facility and other termination costs	637
Total restructuring charges	$4,541

The following table summarizes the cash-based restructuring charges liability activity during the year ended December 31, 2015 (in thousands):

	Twelve Months Ended December 31, 2015
	Beginning balance	Charges	Payments	Ending balance

Employee termination costs	$—	$3,791	$(3,779)	$12
Facility and other termination costs	—	637	(216)	421
Total restructuring liability	$—	$4,428	$(3,995)	$433
Less: non-current restructuring charges associated with facilities				(210)
Restructuring charges liability - current				$223

Note 8 - Commitments and Contingencies

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

In March 2012, we entered into an agreement to lease a building in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building was delivered to us in August 2013 and the base rent is approximately $0.6 million for the first year of the lease. The base rent increases annually by 3%. Future minimum payments related to this operating lease total $6.8 million over the term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. Lease payments began in the third quarter of 2013.

In connection with the Mountain View, California office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.  The remaining balance on the financial guarantee is $0.3 million as of December 31, 2015.

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. Future minimum payments total approximately $1.2 million over the term of the lease.

In August 2014, we renewed our agreement to lease and expanded to approximately 50,000 square feet of office space in Gold River, California. The lease commenced in August 2014 and is for a term of 4 years and 5 months. Future minimum payments will total approximately $3.6 million over the term of the lease.

Total rent expense under all operating leases was approximately $4.8 million, $5.3 million and $5.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2015 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2016	$4,869	$976	$5,845
2017	4,389	557	4,946
2018	3,216	—	3,216
2019	1,046	—	1,046
2020	1,075	—	1,075
Thereafter	2,445	—	2,445
Total	$17,040	$1,533	$18,573

Legal Proceedings—On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our Chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California. On May 6, 2015, the Court consolidated the two cases. On June 10, 2015, a consolidated complaint was filed. The consolidated complaint alleges that the defendants made false and misleading statements regarding our financial performance, guidance and operations during alleged class periods of May 1, 2014 to January 14, 2015. The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper. On July 15, 2015, defendants moved to dismiss the consolidated complaint. The court held a hearing on defendants’ motion to dismiss the consolidated complaint on September 30, 2015. Because the case is at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages, but an adverse result could have a material adverse impact on our financial condition and results of operation. We believe the lawsuit to be without merit and intend to vigorously defend ourselves against it.

In May 2015, an individual plaintiff filed a lawsuit against a health insurance carrier and us in state court in the state of Texas. The complaint alleged that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act in connection with the plaintiff’s purchase of the health insurance carrier’s health insurance product. The complaint sought economic and actual damages for alleged harm caused to the plaintiff as well as multiple damages, exemplary damages and attorney’s fees and costs. In June 2015, we and the health insurance carrier removed the case to the United States District Court for the Eastern District of Texas, and the court ordered the plaintiff to file an amended complaint. The plaintiff filed the amended complaint in July 2015. The amended complaint purports to be a class action lawsuit on behalf of the purchasers of a certain health insurance product offered by the health insurance carrier. The amended complaint alleges that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act and the Texas Insurance Code in connection with the sale of the health insurance carrier’s health insurance product. The amended complaint alleges certain other causes of action against the health insurance carrier. The amended complaint seeks economic and actual damages, multiple damages, exemplary damages, interest, attorney’s fees and costs, and specific performance. In August 2015 we and the health insurance carrier moved to dismiss the amended complaint. In January 2016, our motion to dismiss the amended complaint was denied. Because the case is at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages, but an adverse result could have a material adverse impact on our financial condition and results of operation. We believe the lawsuit to be without merit and intend to vigorously defend ourselves against it.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2014 and 2015, we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request. As such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2014 and 2015.

While we have made various guarantees included in contracts in the normal course of business, primarily in the form of indemnity obligations under certain circumstances, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, we have not recorded a liability related to these indemnification provisions.

Note 9 - Operating Segments, Geographic Information and Significant Customers

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

Geographic Information—As of December 31, 2014 and 2015, our long-lived assets consisted primarily of property and equipment, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	December 31, 2014	December 31, 2015
United States	$39,752	$35,341
China	437	436
Total	$40,189	$35,777

Significant Customers—Substantially all revenue for the years ended December 31, 2013, 2014 and 2015 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December 31, 2013, 2014 and 2015 are presented in the table below:

	Year Ended December 31,
	2013	2014	2015
Humana	21%	23%	23%
Anthem (1)	12%	11%	9%
UnitedHealthcare (2)	11%	10%	11%
Aetna (3)	10%	10%	10%

(1)	Anthem (formerly Wellpoint) also includes other carriers owned by Anthem.

(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(3)	Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to major medical individual and family health insurance plans was approximately 69%, 61% and 51% of our total commission revenue in the years ended December 31, 2013, 2014 and 2015, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include Medicare-related health insurance plan offerings, small business or other ancillary products such as short-term, stand-alone dental, life, accident, vision, travel and student insurance plan offerings.

Note 10 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2015 and 2014 is as follows (in thousands, except per share amounts):

2015	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$61,288	$39,894	$38,224	$50,135	$189,541
Income (loss) from operations	(2,012)	5,828	2,925	(12,392)	$(5,651)
Net income (loss)	(2,082)	5,750	3,635	(12,066)	$(4,763)
Net income (loss) per share:
Basic	$(0.12)	$0.32	$0.20	$(0.67)	$(0.26)
Diluted	$(0.12)	$0.32	$0.20	$(0.67)	$(0.26)
2014	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$50,940	$42,594	$41,168	$44,975	$179,677
Income (loss) from operations	(3,110)	6,348	3,766	(13,766)	$(6,762)
Net income (loss)	(1,553)	3,023	1,524	(19,199)	$(16,205)
Net income (loss) per share:
Basic	$(0.08)	$0.16	$0.09	$(1.08)	$(0.88)
Diluted	$(0.08)	$0.15	$0.08	$(1.08)	$(0.88)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.
Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2015, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31,  2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework) (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of eHealth, Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 14, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

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

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2015, one of our directors and four of our officers are parties to individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the director.
Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
Information in response to this Item is included in Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial Statement Schedules
All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

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
March 14, 2016

eHealth, Inc.

/ s / GARY L. LAUER	/ s / STUART M. HUIZINGA
Gary L. Lauer Chief Executive Officer	Stuart M. Huizinga Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2016.

Signature	Title

/s/ GARY L. LAUER	Chief Executive Officer (Principal Executive Officer) and
Gary L. Lauer	Chairman of the Board of Directors

/s/ STUART M. HUIZINGA	Chief Financial Officer (Principal Financial
Stuart M. Huizinga	and Accounting Officer)

/s/ SCOTT N. FLANDERS	Director
Scott N. Flanders

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ WILLIAM T. SHAUGHNESSY	Director
William T. Shaughnessy

/s/ ELLEN O. TAUSCHER	Director
Ellen O. Tauscher

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	2005 Stock Plan of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.3*	2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.3.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.3.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.3.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.3.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.3.5*	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.3.6*	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.3.7*	Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.3.8*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.3.9*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.4*	Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.4.1*	Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007

10.4.2*	Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.4.3*	Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2010
10.5*	Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.7	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.7.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.7.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.7.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.8	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.8.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.8.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.8.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014

10.9
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
		Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008
10.9.2	Amendment Two to Property Management Service Contract, effective January 16, 2008, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008
10.9.3
Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.
		Quarterly Report on Form 10-Q (File No. 001-33071)	May 12, 2008
10.9.4
Appendix 5 to Office Lease Contract, dated May 19, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.
		Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.9.5
Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.
		Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.9.6	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.9.7	Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013
10.9.8	Supplemental Agreement, effective as of September 9, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014

10.9.9	Supplemental Agreement, effective as of September 1, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.9.10	Supplemental Agreement, effective as of September 15, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.9.11	Supplemental Agreement, effective as of September 1, 2015, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2015
10.10*	Executive Bonus Plan 2015	Quarterly Report on Form 10-Q (File No. 001-33071)	May 8, 2015
10.11*	eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.12	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.12.1	First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.13*	Employment Agreement, dated March 9, 2012, between eHealth, Inc. and William Shaughnessy.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.14	Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.15*	2014 Equity Incentive Plan of the Registrant	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.15.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.15.2*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.15.3*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.15.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.15.5	Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.15.6	Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.15.7*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.16.1*	Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015

10.16.2*		Form of Deferral Election Form for Eligible Individual for Awards to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 15, 2012
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†
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