Form 10-Q
period 2016-03-31
eHealth, Inc.
filed 2016-05-09
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 1, 2016 was 18,208,307 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	March 31, 2016
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$62,710	$66,689
Accounts receivable	9,647	19,625
Prepaid expenses and other current assets	5,185	4,947
Total current assets	77,542	91,261
Property and equipment, net	7,364	6,733
Other assets	4,697	3,624
Intangible assets, net	9,620	9,360
Goodwill	14,096	14,096
Total assets	$113,319	$125,074

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,012	$2,057
Accrued compensation and benefits	14,386	8,551
Accrued marketing expenses	10,698	2,966
Deferred revenue	392	332
Accrued restructuring charges	223	176
Other current liabilities	3,225	10,104
Total current liabilities	31,936	24,186
Non-current liabilities	4,962	4,888
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	266,699	268,255
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	9,498	27,532
Accumulated other comprehensive income	193	182
Total stockholders’ equity	76,421	96,000
Total liabilities and stockholders’ equity	$113,319	$125,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2015	2016
Revenue
Commission	$57,819	$69,387
Other	3,469	4,457
Total revenue	61,288	73,844
Operating costs and expenses:
Cost of revenue	2,414	2,184
Marketing and advertising	25,451	20,882
Customer care and enrollment	11,861	10,199
Technology and content	10,773	8,507
General and administrative	7,973	8,129
Restructuring charges	4,483	—
Amortization of intangible assets	345	260
Total operating costs and expenses	63,300	50,161
Income (loss) from operations	(2,012)	23,683
Other expense, net	(14)	(11)
Income (loss) before provision for income taxes	(2,026)	23,672
Provision for income taxes	56	5,638
Net income (loss)	$(2,082)	$18,034

Net income (loss) per share:
Basic	$(0.12)	$0.99
Diluted	$(0.12)	$0.99

Weighted-average number of shares used in per share amounts:
Basic	17,844	18,153
Diluted	17,844	18,217

Comprehensive income:
Net income (loss)	$(2,082)	$18,034
Foreign currency translation adjustment	1	(14)
Comprehensive income (loss)	$(2,081)	$18,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2016
Operating activities
Net income (loss)	$(2,082)	$18,034
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	—
Depreciation and amortization	1,058	1,005
Amortization of internally-developed software	158	214
Amortization of book-of-business consideration	1,962	1,597
Amortization of intangible assets	345	260
Stock-based compensation expense	2,031	1,832
Deferred rent and other	27	(31)
Changes in operating assets and liabilities:
Accounts receivable	(6,400)	(9,978)
Prepaid expenses and other assets	(894)	(153)
Accounts payable	(3,658)	(1,265)
Accrued compensation and benefits	16	(5,835)
Accrued marketing expenses	(7,156)	(7,732)
Deferred revenue	(152)	(60)
Accrued restructuring charges	1,771	(70)
Other liabilities	1,802	6,879
Net cash provided by (used in) operating activities	(11,172)	4,697
Investing activities
Purchases of property and equipment and other assets	(384)	(411)
Net cash used in investing activities	(384)	(411)
Financing activities
Cash used to net-share settle equity awards	(480)	(276)
Principal payments in connection with capital leases	(19)	(20)
Net cash used in financing activities	(499)	(296)

Effect of exchange rate changes on cash and cash equivalents	5	(11)

Net (decrease) increase in cash and cash equivalents	(12,050)	3,979
Cash and cash equivalents at beginning of period	51,415	62,710
Cash and cash equivalents at end of period	$39,365	$66,689

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2016 and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2016, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 14, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2015 and 2016 and its cash flows for the three months ended March 31, 2015 and 2016. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2016.

Seasonality—The majority of our Medicare-related health insurance plans are sold in our fourth quarter, which includes the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Additionally, substantially all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, resulting in our recognizing substantially all renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in our first quarter. Accordingly, Medicare plan-related commission revenue is highest in our first quarter, with Medicare plan-related commission revenue being higher in our fourth quarter compared to our second and third quarters.

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

Recent Accounting Pronouncements—In August 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14 (ASU 2015-14) "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date by one year of ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In accordance with the deferral, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and can be adopted using either a full retrospective or modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02) "Leases (Topic 842)." ASU 2016-02 requires lessees to put leases on their balance sheets but recognize expenses on their income statements; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08 (ASU 2016-08) "Revenue from Contracts with Customers (Topic 606)." ASU 2016-8 requires an entity to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. The new standard is effective for annual reporting periods beginning after December, 15 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-08 on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10 (ASU 2016-10), Identifying Performance Obligations and Licensing. ASU 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). We are currently in the process of evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

Recently Adopted Accounting Standards-In April 2015, the FASB issued ASU No. 2015-05 (ASU 2015-05), "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We adopted this standard prospectively in the first quarter of 2016. Prior periods were not adjusted. The adoption of this standard did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09 (ASU 2016-09), "Improvements to Employee Share-Based Payment Accounting (Topic 718)." ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. It is effective for the first interim period beginning after December 15, 2016 and early adoption is permitted. We adopted this standard in the first quarter of 2016. Under ASU 2016-09, eHealth classifies the excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. As required by ASU 2016-09, this guidance was applied using a modified retrospective transition method and is effective as of January 1, 2016. The adoption of this guidance did not have a material effect to retained earnings, or other components of equity or net assets at the beginning of the period of adoption. Under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance of ASU 2016-09 prospectively for the period ended March 31, 2016. Prior periods were not adjusted. Under ASU 2016-09, when shares are withheld from an employee's exercise of stock awards to fund our payment of the employee's taxes, the payment is classified as a financing activity. The adoption of this provision did not have a material effect on the cash flow statements from prior periods. In addition, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2015 and March 31, 2016, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2015 and March 31, 2016, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2015 and 2016.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of December 31, 2015 and March 31, 2016, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2015	March 31, 2016
Cash	$8,086	$7,055
Money market funds	54,624	59,634
Total cash and cash equivalents	$62,710	$66,689

Our money market funds reflect unadjusted quoted prices in active markets for identical assets and are classified as Level 1 as of December 31, 2015 and March 31, 2016.

Accounts Receivable—As of December 31, 2015 and March 31, 2016, our accounts receivable consisted of the following (in thousands):

	December 31, 2015	March 31, 2016
Commissions receivable	6,136	416
Accounts receivable - for other revenues	3,511	1,742
Commissions receivable - for Medicare renewals	—	17,467
Total accounts receivable	$9,647	$19,625

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2014 Equity Incentive Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2015	3,542
Restricted stock units granted	—
Options granted	—
Restricted stock units cancelled (1)	6
Options cancelled (2)	—
Shares available for grant March 31, 2016	3,548

(1)
Restricted stock units cancelled does not include restricted stock units cancelled under the 2006 Equity Incentive Plan, as our 2006 Equity Incentive Plan has been terminated with respect to the grant of additional awards.

(2)	Options cancelled does not include stock options cancelled under the 2006 Equity Incentive Plan, as our 2006 Equity Incentive Plan has been terminated with respect to the grant of additional awards.

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

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2015	1,275	$18.79	2.79	$—
Granted	—	$—
Exercised	—	$—
Cancelled	(18)	$19.77
Balance outstanding at March 31, 2016	1,257	$18.77	2.57	$—
Vested and expected to vest at March 31, 2016	1,248	$18.77	2.55	$—
Exercisable at March 31, 2016	1,085	$18.48	2.31	$—

(1) There were no options granted during the three months ended March 31, 2016.
(2) The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2015 and March 31, 2016 and the exercise price of in-the-money options as of those dates.

The following table summarizes restricted stock unit activity, including performance-based and market-based restricted stock unit activity, under the Stock Plans (in thousands, except per share amounts and weighted average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2015	966	$15.62	2.83	$9,636
Granted	—	$—
Vested	(92)	$17.15
Cancelled	(7)	$17.59
Balance outstanding as of March 31, 2016	867	$15.44	2.74	$8,146

(1)
Includes certain restricted stock units with both service and performance-based or market-based vesting criteria granted to our executive officers. There were no restricted stock units granted during the three months ended March 31, 2016.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2015 and March 31, 2016 multiplied by the number of restricted stock units outstanding as of December 31, 2015 and March 31, 2016, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three months ended March 31, 2016. In addition to the shares repurchased under our past repurchase programs as of March 31, 2016, we have in treasury 390,365 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2015 and March 31, 2016, we had a total of 11,025,933 shares and 11,054,253 shares, respectively, held in treasury.

Stock-Based Compensation—The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015	2016
Stock options	$462	$326
Restricted stock units	1,569	1,506
Total stock-based compensation expense	$2,031	$1,832

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015	2016
Marketing and advertising	$591	$555
Customer care and enrollment	117	123
Technology and content	435	435
General and administrative	775	719
Restructuring charges	113	—
Total stock-based compensation expense	$2,031	$1,832

Note 4 – Income Taxes

The following table summarizes our provision (benefit) for income taxes and our effective tax rates for the three months ended March 31, 2015 and 2016 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2015	2016
Income (loss) before provision for income taxes	$(2,026)	$23,672
Provision for income taxes	$56	$5,638
Effective tax rate	(2.8)%	23.8%

In the three months ended March 31, 2015 and 2016, we recorded a provision for income taxes of $0.1 million and $5.6 million, respectively. Our provision for income taxes in the three months ended March 31, 2015 primarily consisted of foreign income taxes and certain discrete items. The provision for income taxes in the three months ended March 31, 2016, primarily consisted of Federal and state alternative minimum income taxes, foreign income taxes and certain discrete items. We recorded a valuation allowance against the US deferred tax assets at the end of fiscal year 2014 and continue to maintain that full valuation allowance as of March 31, 2016 as we believe it is not more likely that not that the net deferred tax assets will be fully realized.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2016
Basic:
Numerator:
Net income (loss) allocated to common stock	$(2,082)	$18,034
Denominator:
Weighted average number of common stock shares outstanding	17,844	18,153
Net income (loss) per share—basic:	$(0.12)	$0.99
Diluted:
Numerator:
Net income (loss) allocated to common stock	$(2,082)	$18,034
Denominator:
Weighted average number of common stock shares outstanding	17,844	18,153
Weighted average number of options	—	—
Weighted average number of restricted stock units	—	64
Total common stock shares used in diluted per share calculation (1)	17,844	18,217
Net income (loss) per share—diluted:	$(0.12)	$0.99

(1)	Total common stock shares used in the diluted per share calculation excludes market-based stock unit awards for which the related contingency had not been met as of March 31, 2016.

For each of the three-month periods ended March 31, 2015 and 2016, we had securities outstanding that could potentially dilute net income (loss) per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2016
Common stock options	1,702	1,263
Restricted stock units	618	713
Total	2,320	1,976

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2015 and March 31, 2016, our long-lived assets consisted primarily of property and equipment, internal-use software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2015	March 31, 2016
United States	$35,341	$33,396
China	436	417
Total	$35,777	$33,813

Significant Customers—Substantially all revenue for the three months ended March 31, 2015 and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2015 and 2016 are presented in the table below:

	Three Months Ended March 31,
	2015	2016
Humana	34%	33%
UnitedHealthcare (1)	9%	10%
Aetna (2)	9%	11%

(1)UnitedHealthcare also includes other carriers owned by UnitedHealthcare.
(2)Aetna also includes other carriers owned by Aetna.

Commission revenue attributable to Medicare-related health insurance plans was approximately 51% and 62% of our commission revenue in the three months ended March 31, 2015 and 2016, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 38% and 29% of our commission revenue in the three months ended March 31, 2015 and 2016, respectively. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of December 31, 2015, three customers represented 24%, 18% and 15%, respectively, of our $9.6 million outstanding accounts receivable balance. As of March 31, 2016, two customers represented 60% and 11% of our $19.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and March 31, 2016. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2016. Accordingly, our estimate for uncollectible amounts at December 31, 2015 and March 31, 2016 were not material.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Restructuring Charges

In March 2015, we implemented an organizational restructuring and cost reduction plan designed to rebalance our resources and help reduce our cost structure as a result of lower than expected individual and family health insurance plan membership and revenue. As part of the plan, we eliminated approximately 160 full-time positions in the United States, representing approximately 15% of our workforce, primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs, as well as $0.6 million in other pre-tax restructuring charges, primarily consisting of facility exit costs. The majority of the restructuring charges were recorded in the first quarter of 2015, when the activities comprising the plan were approved and substantially completed. In March 2015, as part of our restructuring activities, we also eliminated certain positions in our China operation.

The following table summarizes the total cash and non-cash restructuring charges recorded during the three months ended March 31, 2015 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2015	2016

Employee termination costs	$3,734	$—
Non-cash employee termination costs - stock-based compensation	113	—
Facility and other termination costs	636	—
Total restructuring charges	$4,483	$—

The following table summarizes the cash-based restructuring charges liability activity during the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	Beginning balance	Charges	Payments	Ending balance

Employee termination costs	$12	$—	$(12)	$—
Facility and other termination costs	421	—	(58)	363
Total restructuring liability	$433	$—	$(70)	$363
Less: restructuring charges associated with facilities - non-current				(187)
Restructuring charges liability - current				$176

Note 8 - Commitments and Contingencies

Legal Proceedings— On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California. On May 6, 2015, the court consolidated the two cases. On June 10, 2015, a consolidated complaint was filed. The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015. The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper. On July 15, 2015, defendants moved to dismiss the consolidated complaint. On March 14, 2016, the court entered an order granting the defendants' motion to dismiss the consolidated complaint with leave to file an amended consolidated complaint within 30 days, which was later extended to April 27, 2016. On April 27, 2016, plaintiff did not file an amended complaint but filed a notice of submission to the court's order dismissing the consolidated complaint. We believe the lawsuit to be without merit and intend to vigorously defend ourselves against it.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2015 an individual plaintiff filed a lawsuit against a health insurance carrier and us in state court in the state of Texas. The complaint alleged that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act in connection with the plaintiff’s purchase of the health insurance carrier’s health insurance product. The complaint sought economic and actual damages for alleged harm caused to the plaintiff as well as multiple damages, exemplary damages and attorney’s fees and costs.  In June 2015, we and the health insurance carrier removed the case to the United States District Court for the Eastern District of Texas, and the court ordered the plaintiff to file an amended complaint. The plaintiff filed the amended complaint in July 2015.  The amended complaint purports to be a class action lawsuit on behalf of the purchasers of a certain health insurance product offered by the health insurance carrier. The amended complaint alleges that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act, or DTPA, and the Texas Insurance Code in connection with the sale of the health insurance carrier’s health insurance product. The amended complaint alleges certain other causes of action against the health insurance carrier. The amended complaint seeks economic and actual damages, multiple damages, exemplary damages, interest, attorney’s fees and costs, and specific performance. We filed a cross-claim against the health insurance carrier under the DTPA alleging that the health insurance carrier is required to indemnify us or contribute to any damages we are required to pay the plaintiff and for attorney’s fees. In August 2015, we and the health insurance carrier moved to dismiss the claims in the amended complaint. In January 2016, our motion to dismiss the amended complaint was denied. In April 2016, we entered into a settlement agreement with the plaintiff, pursuant to which the plaintiff released his individual claims against us for an immaterial amount. In May 2016, the court entered an order dismissing with prejudice all of the individual plaintiff’s claims against us.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2015 and March 31, 2016, we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and our membership; our expectations relating to revenue (including commission revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses and profitability; expectations regarding the potential costs and impact of our cost reduction measures and reduction in headcount; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; our expectations relating to the commission rates that health insurance carriers will pay; our expectations relating to the seasonality of our business; our expectations relating to the renewal of Medicare-related health insurance plans and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our expectations relating to seasonal trends in our business relating to the sale of Medicare-related health insurance; estimations of our membership and related assumptions that we make in our membership estimations; our expectations relating to membership attrition and retention rates; the shift between marketing partner and direct marketing channels as sources of submitted individual and family plan applications during 2016; our critical accounting policies and related estimates; our expectation that we will experience an increase in submitted applications during open enrollment periods; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our beliefs relating to the potential for collection of our accounts receivable; expected competition from government-run health insurance exchanges and other sources; our ability to adjust headcount to respond to changes in demand due to annual open enrollment periods; our ability to convert subsidy-eligible individuals and families into members; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; the timing and source of our Medicare-related revenue; the impact of the healthcare reform laws on the healthcare industry in future periods; the potential impact of lawsuits challenging certain aspects of the Affordable Care Act;

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
the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; variability in timing of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; the evolving nature of Affordable Care Act implementation; our relationships with health insurance carriers; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; our ability to successfully market and sell Medicare-related health insurance plans; the operations of our customer care center; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers' satisfaction with our service; changes in the competitive landscape; our ability to attract new members and to convert online visitors into paying members; changes in products offered on our ecommerce platforms; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; our ability to develop an effective process for purchasing of health insurance over the Internet on smartphones, tablets and devices other than desktop or laptop computers; dependence upon Internet search engines; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; general economic factors; dependence on our operations in China; dependence on our carrier partners for timely information about membership changes; success of our sponsorship and advertising business; protection of our intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; maintenance of relationships with business development partners; difficulties, delays, unexpected costs and an inability to achieve anticipated cost savings from the organizational restructuring and cost reduction program we implemented in March 2015; potential acquisitions; potential consolidation in the health insurance industry; maintenance of proper and effective internal controls; potential changes to accounting standards and interpretations; impact of provisions for income taxes; changes in laws and regulations, including in connection with health care reform and/or with respect to the marketing and sale of Medicare-related plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platforms and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2016, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

We have invested heavily in technology and content related to our ecommerce platforms. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing member acquisition programs, obtaining necessary regulatory approvals of our websites and establishing relationships and appointments with leading health insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platforms can be accessed directly through our websites as well as through our network of marketing partners.

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms. Commission revenue represented 94% of total revenue in both the three months ended March 31, 2015 and 2016.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates. The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier. See Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of commission revenue.

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

We sell a greater number of Medicare plans in the fourth quarter of the year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year, compared to the number of Medicare plans we sell during the first, second or third quarters of each year. For example, during 2015, 56% of our Medicare plan-related applications were submitted during the fourth quarter. During the fourth quarter, we generate the majority of commission revenues related to new Medicare plan-related enrollments. During the first quarter, we recognized substantially all of our renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue as substantially all Medicare Advantage and Medicare Part D policies renew on January 1 of each year.

In addition to Medicare plans, we also actively market the availability of individual and family, small business and ancillary health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. We sell ancillary health insurance plans, which primarily consist of short-term, dental, life, vision, and accident insurance plans, alongside individual and family health insurance plans and also as standalone products.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part II, Item 1A. Risk Factors - Risks Related to Our Business. Various aspects of health care reform may impact our business positively. For instance, the mandate that individuals and families have qualified health insurance or face a tax penalty and the government providing individuals and families’ subsidies in the form of premium tax credits and cost sharing reductions are provisions to the law that could benefit our business. Notwithstanding these aspects of health care reform, the implementation of health care reform has significantly reduced our individual and family health insurance membership and individual and family health insurance commission revenue and could in the future have a material adverse effect on our business and results of operations. Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. For coverage effective in 2015, the open enrollment period ran from November 15, 2014 through February 15, 2015, and for coverage effective in 2016, the annual open enrollment period ran from November 1, 2015 through January 31, 2016. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for health insurance. The open enrollment period has changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. It also presents challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduces our ability to obtain new health insurance members outside of the open enrollment period. In addition, CMS tightened the requirements for individuals to qualify for a special enrollment period starting in 2016. We do not expect to enroll a significant number of individuals in individual and family health insurance outside of the annual enrollment period in 2016.

A substantial number of individuals and families are eligible for subsidies under health care reform. Health care reform’s establishment of government-run health insurance exchanges through which individuals and families must purchase qualified health plans to receive government subsidies has increased our competition as individual and families may purchase qualified health plans directly from government exchanges. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through government-run exchanges. We have entered into an agreement with, and enrolled individuals and families into qualified health plans through, the Federally Facilitated Marketplace, or FFM, run by CMS. The FFM operated the health insurance exchange in 37 states during the last health care reform open enrollment period. Our ability to act as a health insurance agent for subsidy-eligible individuals purchasing qualified health plans through the FFM depends upon the FFM developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain our agreement and integrate with the FFM. CMS has broad authority over the requirements that we must meet in order to be able to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. Among these requirements, and in order to enroll individuals in subsidy-eligible plans over the Internet through the FFM, we need to meet a number of requirements relating to display of information on our websites as well as new and comprehensive privacy and security requirements. These requirements are evolving. For example, we are required to translate significant portions of our website into Spanish for the next open enrollment period in certain jurisdictions in order to be able to offer qualified health plans to individuals in states where greater than 10% of the state’s population is Spanish speaking (currently California and Texas), and we may not be able to meet this requirement and be able to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. In addition, CMS directed us and other web-based entities to make changes after the end of the last open enrollment period to the process we developed for enrolling individuals into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS’ requirements, which require that we use a different and more cumbersome pathway through which individuals are enrolled in qualified health plans, we experienced a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members. The FFM may not improve the process to a significant degree for the upcoming open enrollment period, and if it does not do so, this conversion rate reduction would adversely impact our ability to generate members and would harm our business, operating results and financial condition. We may have difficulty enrolling, and may not be able to enroll, individuals in qualified health plans in an efficient and scalable manner both during and outside of the annual open enrollment period in the future and the number of individuals and families we are able to enroll in qualified health plans could decline significantly, which would cause a significant reduction in our membership and revenue.

The future impact of health care reform on health insurance carriers that pay us our commission revenue is also unclear. Health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent, and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. As a result of higher medical utilization rates than carriers projected and for other reasons, several health insurance carriers with which we have a relationship, including large national health insurance carriers, recently reduced or eliminated our commissions for individual and family health insurance enrollments outside of the open enrollment period. While certain health insurance carriers have indicated that they intend to increase commission rates for individuals and family health insurance we sell during the upcoming open enrollment period, they are not obligated to do so, and if they do not do so, our business, operating results and financial conditions could be harmed. In addition, at least one major health insurance carrier has indicated that it does not plan to sell qualified health plans to subsidy-eligible individuals on the FFM in several states. If significant numbers of health insurance carriers decline to sell individual and family health insurance, the number of plans offered on our website will be reduced, which could decrease demand for the individual and family health insurance that we sell.

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

Submitted Applications. Historically, we have experienced a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. During 2015, we experienced an increase in the number of Medicare-related applications submitted during the first, second and third quarters compared to the fourth quarter. Medicare Advantage applications submitted during the first, second and third quarters accounted for 45% of total Medicare submitted applications in 2015, compared to 34% in 2014. Total Medicare product applications submitted outside of the annual enrollment period accounted for 55% of total Medicare submitted applications in 2015, while 45% were submitted during the annual enrollment period in 2015. The number of individual and family health insurance applications submitted through us is historically highest during the health care reform open enrollment period, which has historically begun in the fourth quarter and run into the first quarter of the following year. Individual and family applications submitted through us during the first quarter of 2016 were lower than the number of applications submitted through us during the fourth quarter of 2015, and 47% below the number of applications submitted through us during the first quarter of 2015. During the second and third quarters, which are outside the health care reform open enrollment periods, the number of individual and family health insurance submitted applications has historically decreased significantly. We expect this trend to continue in 2016. We also expect our individual and family submitted applications will increase significantly during the fourth quarter of 2016, relative to the second and third quarters of 2016, as a result of the open enrollment period.

Members per Submitted Application. For Medicare-related health insurance, there is only one member per submitted application. However, for individual and family and certain ancillary health insurance plans, there may be more than one member per submitted application. We experienced a decline in the average number of members on individual and family health insurance applications submitted in the first quarter of 2015 compared to the second through fourth quarters of 2014, but consistent with the first quarter of 2014. The average improved in the second through fourth quarters of 2015 compared to the first quarter of 2015, but did not return to the same levels as the second through fourth quarters of 2014, and did not return to historical pre-healthcare reform rates. In the first quarter of 2016, we experienced a decline in the average number of members on individual and family health insurance applications submitted through us compared to the first quarter of 2015.

Approval Rates and Initial Payment Rates. The approval rates for Medicare-related health insurance remained relatively consistent in 2014 and 2015. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefited from carriers paying us earlier on policies approved during the open enrollment period that ended in 2015 compared to the prior open enrollment period. We believe that the more timely payment of commissions resulted from carriers being better prepared to handle large application volumes, and we also took steps to work with our carrier partners to ensure that their processes resulted in more timely commission payments to us in 2015 and thus far in 2016.

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

In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement policies sold by us are typically a percentage of the premium on the policy and paid to us until the policy is cancelled or we otherwise do not remain the agent on the policy. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of Medicare plan commission revenue.

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

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, the increased volume of health insurance applications submitted during the annual open enrollment periods compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we have observed higher commissions on many of the individual and family health insurance plans that we sold during the 2015 open enrollment period for coverage effective in 2016 compared to policies that we sold during the 2014 open enrollment period for coverage effective in 2015. Recently, several health insurance carriers have reduced or eliminated commission for individual and family health insurance sold outside of the health care reform open enrollment period. While these carriers have indicated that they plan to increase commission rates for individual and family health insurance sold in the upcoming open enrollment period, they are not obligated to do so.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year and improves each subsequent year. Additionally, the member retention rates on our individual and family membership were negatively impacted by health care reform throughout 2014 and 2015. As a result, the number of new individual and family health insurance members added during the second, third and fourth quarters of 2015 and the first quarter of 2016 was not enough to offset the loss of existing members, resulting in an annual decline in individual and family health insurance estimated membership during those periods.

Other Revenue

Online Sponsorship and Advertising. We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. Health insurance carriers commit to sponsorship and advertising on a quarterly basis, if at all, and generally determine prior to the quarter whether to purchase sponsorship and advertising from us and how much they are willing to spend. As a result, our sponsorship and advertising revenue is difficult to predict. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of online sponsorship and advertising revenue.

Technology Licensing.  We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers and agents to market and distribute health insurance plans online. Health insurance carriers or agents that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of technology licensing revenue.

Lead Referrals. We generate revenue from referral fees paid to us based on Medicare-related and individual and family health insurance leads generated by our ecommerce platforms that are delivered and sold to third parties. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of lead referral revenue.

Member Acquisition
Marketing initiatives are an important component of our strategy to increase revenue by growing our member base. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the periods ended March 31, 2015 and 2016, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted on our websites were as follows:

	Three Months Ended March 31,
	2015	2016
Source of total submitted applications (as a percentage of total submitted applications for the period):
Direct	48%	49%
Marketing partners	41%	33%
Online advertising	11%	18%
Total	100%	100%

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platforms and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the annual open enrollment periods for both Medicare-related and individual and family health insurance, marketing and advertising expenses increase during the fourth quarter of each year. Additionally, since the health care reform open enrollment periods for individual and family health insurance continues into the following year, marketing and advertising expenses increase during the first quarter of each year, but to a lesser extent than the fourth quarter. During the second and third quarters, marketing and advertising expenses decrease, consistent with the decrease in submitted applications compared to periods during the open enrollment periods. We expect these seasonal trends to continue in 2016.

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

Historically, we have experienced decreases in submitted individual and family plan applications outside of the open enrollment period compared to inside the open enrollment period and the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our direct member acquisition channel. During the open enrollment period, the source of our submitted individual and family plan applications shifted so that a greater number of applications came from our higher cost marketing partner member acquisition channel compared to outside of the open enrollment period. These seasonal trends are expected to continue in 2016.

Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period during 2014 and 2015, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2014 and 2015, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarter of 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the annual open enrollment periods for individual and family health insurance that ended on February 15, 2015. We expect customer care and enrollment expenses to marginally increase in each sequential quarter of 2016 to handle the anticipated increase in volume of Medicare-related health insurance transactions during the Medicare annual enrollment period in the fourth quarter.

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

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended March 31, 2015 and 2016 and as of March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016	Percentage Change

Submitted applications:
Medicare submitted applications (1)	20,200	30,900	53%
IFP submitted applications (2)	140,000	74,300	(47)%
Other submitted applications (3)	101,100	97,400	(4)%
Total submitted applications (4)	261,300	202,600	(22)%

Medicare Advantage submitted applications (5)	15,100	23,126	53%

Commission revenue (in thousands):
Medicare commission revenue (6)	$29,219	$42,731	46%
IFP commission revenue (7)	21,860	20,266	(7)%
Other commission revenue (8)	6,740	6,390	(5)%
Total commission revenue (9)	$57,819	$69,387	20%

	As of March 31,
	2015	2016	Percentage Change
Estimated membership:
Medicare estimated membership (10)	155,600	220,300	42%
IFP estimated membership (11)	584,900	523,000	(11)%
Other estimated membership (12)	421,700	409,600	(3)%
Total estimated membership (13)	1,162,200	1,152,900	(1)%

Notes:
(1)
Medicare-related health insurance applications submitted on our website or through our customer care center during the period, including Medicare Advantage, Medicare Part D Prescription drug and Medicare Supplement plans. Applications are counted as submitted when the applicant completes the application and either clicks the submit button on our website or provides verbal authorization to submit the application. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application.

(2)
Major medical Individual and Family plan ("IFP") health insurance applications submitted on our website during the period. Applications are counted as submitted when the applicant completes the application, clicks the submit button on our website and submits the application to us. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information and providing an electronic signature. In addition, an applicant may submit more than one application. We define our “IFP” offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans (primarily consisting of short-term, dental, life, vision, and accident insurance plans).

(3)
Applications for health insurance plans other than Medicare and IFP submitted on our website during the period. Applications for ancillary plans are counted as submitted when the applicant completes the application, clicks the submit button on our website and submits the application to us. Applications for small business plans are counted as submitted when the applicant completes the application, the employees complete their applications, the applicant submits the application to us and we submit the application to the carrier. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application.

(4)
Applications for all health insurance plans submitted on our website or through our customer care center during the period. See notes (1), (2) and (3) above for further information as to what constitutes a submitted application.

(5)
Medicare Advantage plan health insurance applications submitted on our website or through our customer care center during the period. Applications are counted as submitted when the applicant completes the application and either clicks the submit button on our website or provides verbal authorization to submit the application. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application. Medicare Advantage submitted applications are included in Medicare submitted applications - See note (2) above.

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

Note:
Health insurance carriers bill and collect insurance premiums paid by our members. Health insurance carriers do not report to us the number of members that we have as of a given date. The majority of our non-Medicare members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our non-Medicare members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•	For Medicare-related health insurance plans, we take the number of members for whom we have received or applied a commission payment during the month of estimation.

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

•
For ancillary health insurance plans (such as short-term, dental, vision, accident and student), we take the sum of (i) the number of members for whom we have received or applied a commission payment for the month that is one to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the one to three-

month period); and (ii) the number of approved members over the one to three-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers. For small business health insurance plans, we estimate the number of members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us.

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
During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three months ended March 31, 2015 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2015		2016
Revenue:
Commission	$57,819	94%	$69,387	94%
Other	3,469	6	4,457	6
Total revenue	61,288	100	73,844	100
Operating costs and expenses:
Cost of revenue	2,414	4	2,184	3
Marketing and advertising	25,451	42	20,882	28
Customer care and enrollment	11,861	19	10,199	14
Technology and content	10,773	18	8,507	12
General and administrative	7,973	13	8,129	11
Restructuring charges	4,483	7	—	—
Amortization of intangible assets	345	1	260	—
Total operating costs and expenses	63,300	103	50,161	68
Income (loss) from operations	(2,012)	(3)	23,683	32
Other expense, net	(14)	—	(11)	—
Income (loss) before provision for income taxes	(2,026)	(3)	23,672	32
Provision for income taxes	56	—	5,638	8
Net income (loss)	$(2,082)	(3)%	$18,034	24%
Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2015	2016
Marketing and advertising	$591	$555
Customer care and enrollment	117	123
Technology and content	435	435
General and administrative	775	719
Restructuring charges	113	—
Total stock-based compensation expense	$2,031	$1,832

Three Months Ended March 31, 2015 and 2016

Revenue
The following table presents our commission, other revenue and total revenue for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Commission	$57,819	$69,387	$11,568	20%
Percentage of total revenue	94%	94%
Other	$3,469	$4,457	$988	28%
Percentage of total revenue	6%	6%
Total revenue	$61,288	$73,844	$12,556	20%

Three Months Ended March 31, 2015 and 2016—Commission revenue increased $11.6 million, or 20% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a $13.5 million increase in Medicare-related commission revenue, partially offset by a $1.6 million decrease in individual and family health insurance commission revenue. The increase in Medicare related commission revenue is primarily due to increased Medicare membership for the period ended March 31, 2016 compared to the period ended March 31, 2015. Commission revenue from renewals of Medicare Advantage and Prescription Drug Plan products were approximately $29 million in the first quarter of 2016, representing approximately 52% annual growth compared to the first quarter of 2015. The decrease in individual and family plan related commission revenue is primarily due to decreased individual and family plan estimated membership for the period ended March 31, 2016 compared to the period ended March 31, 2015.

Other revenue increased $1.0 million, or 28%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due primarily to an increase of $0.4 million in online sponsorship and advertising revenue and an increase of $0.6 million in lead generation revenue.

We expect commission revenue to increase in absolute dollars in 2016 compared to 2015, primarily as a result of a continued increase in Medicare-related commission revenue, partially offset by decreases in individual and family health insurance related commission revenue and commission override revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Cost of revenue	$2,414	$2,184	$(230)	(10)%
Percentage of total revenue	4%	3%

Three Months Ended March 31, 2015 and 2016—Cost of revenue decreased $0.2 million, or 10% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

We expect cost of revenue to decrease in absolute dollars in 2016 compared to 2015, primarily as a result of the decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%

Marketing and advertising	$25,451	$20,882	$(4,569)	(18)%
Percentage of total revenue	42%	28%

Three Months Ended March 31, 2015 and 2016—Marketing and advertising expenses decreased $4.6 million, or 18%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to a $3.7 million decrease in variable advertising costs, and a decrease in compensation, benefits and other personnel costs of $0.8 million.

We expect our marketing and advertising expenses to increase in absolute dollars in 2016 compared to 2015 due primarily to an increase in variable advertising costs related to our Medicare-related health insurance business.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Customer care and enrollment	$11,861	$10,199	$(1,662)	(14)%
Percentage of total revenue	19%	14%

Three Months Ended March 31, 2015 and 2016—Customer care and enrollment expenses decreased $1.7 million or 14% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to a decrease in compensation, benefits and other personnel costs relating to the individual and family health insurance business.

We expect customer care and enrollment expenses to increase in absolute dollars in 2016 compared to 2015 as we hire additional customer care center personnel in connection with the Medicare annual enrollment period and the growth of our Medicare-related health insurance business.

Technology and Content
The following table presents our technology and content expenses for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Technology and content	$10,773	$8,507	$(2,266)	(21)%
Percentage of total revenue	18%	12%

Three Months Ended March 31, 2015 and 2015—Technology and content expenses decreased $2.3 million, or 21%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a decrease in compensation, benefits and other personnel costs.

We expect technology and content expenses to decrease in absolute dollars in 2016 compared to 2015 as a result of a decrease in compensation and benefits due to the reduction-in-force announced in March 2015.

General and Administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
General and administrative	$7,973	$8,129	$156	2%
Percentage of total revenue	13%	11%

Three Months Ended March 31, 2015 and 2016—General and administrative expenses increased $0.2 million, or 2%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to increases in corporate and consulting fees, offset by a decrease in compensation, benefits and other personnel costs.

Restructuring Charges

The following table presents our restructuring charges for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Restructuring charges	$4,483	$—	$(4,483)	(100)%
Percentage of total revenue	7%	—%

Three Months Ended March 31, 2015 and 2016—The organizational restructuring and cost reduction plan implemented in March 2015 resulted in no additional restructuring expense in the three months ended March 31, 2016.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Amortization of intangible assets	$345	$260	$(85)	(25)%
Percentage of total revenue	1%	—%

Three Months Ended March 31, 2015 and 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased slightly in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to certain assets that have been fully amortized compared to the prior period.

Other Expense, Net
The following table presents our other expense, net, for the three months ended March 31, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Other expense, net	$(14)	$(11)	$3	(21)%
Percentage of total revenue	—%	—%

Three Months Ended March 31, 2015 and 2016—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the three months ended March 31, 2016.

Provision for Income Taxes
The following table presents our provision for income taxes for the three months ended March 31, 2015 and 2016 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	$	%
Provision for income taxes	$56	$5,638	$5,582	9,968%
Percentage of total revenue	—%	8%

Three Months Ended March 31, 2015 and 2016—In the three months ended March 31, 2015 and 2016, we recorded a provision (benefit) for income taxes representing effective tax rates of (3)% and 24%, respectively. Our provision for income taxes in the three months ended March 31, 2015 primarily consisted of foreign income taxes and certain discrete items. The provision for income taxes in the three months ended March 31, 2016 primarily consisted of Federal and state alternative minimum income taxes, foreign income taxes and certain discrete items. The effective tax rate for the three months ended March 31, 2016 is higher than 2015 because we will be subject to federal and certain state alternative minimum income taxes in the current year. We expect the annual effective tax rate to remain consistent for the remaining period in fiscal 2016, excluding the impact of quarterly discrete items.

Liquidity and Capital Resources

At March 31, 2016, our cash and cash equivalents totaled $66.7 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2015, our cash and cash equivalents totaled $62.7 million. The increase in cash and cash equivalents reflects $4.7 million provided by operating activities, offset by $0.4 million used to purchase property and equipment and other assets and $0.3 million to net-share settle equity awards.
As of March 31, 2016, we have in treasury 390,365 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2015 and March 31, 2016, we had a total of 11,025,933 shares and 11,054,253 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015	2016

Net cash provided (used in) by operating activities	$(11,172)	$4,697
Net cash used in investing activities	$(384)	$(411)
Net cash used in financing activities	$(499)	$(296)

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss), adjusted for certain non-cash items including deferred income taxes, depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance may have positive or negative impacts to our cash flows during each quarter. Consistent with prior years, we expect marketing and advertising costs to decline during the second and third quarters compared to the first quarter and increase during the fourth quarter of 2016 compared to the third quarter of 2016 due to an increase in submitted applications for individual and family health insurance during the open enrollment period and due to an increase in submitted applications for Medicare plans during the annual enrollment period, which will have a negative impact on our cash flows in the quarter.

All Medicare Advantage and Medicare Part D prescription drug policies are renewed on January 1, resulting in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarters of 2015 and 2016. As a result, we did not recognize significant renewal commission revenue in the second through fourth quarters of 2015 and do not expect significant renewal commission revenue in the second through fourth quarters of 2016. Renewal commissions for Medicare Advantage products are paid monthly; therefore the majority of renewal commissions for that product will be collected in quarters subsequent to the first quarter.

Three Months Ended March 31, 2016— Our operating activities provided cash of $4.7 million during the three months ended March 31, 2016 and consisted of net income of $18.0 million, increased by non-cash items of $4.9 million and offset by cash used by operating assets and liabilities and other activities of $18.2 million. Adjustments for non-cash items primarily consisted of $3.1 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $1.8 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $10.0 million in accounts receivable, a decrease of $0.2 million in prepaid expenses and other assets, a decrease of $1.3 million in accounts payable, a decrease of $7.7 million in accrued marketing expenses, a decrease of $5.8 million in accrued compensation and benefits, and an increase of $6.9 million in other liabilities primarily due to an increase in tax liabilities. Accounts receivable increased due to recognition of Medicare renewal commissions in the first quarter of 2016, while the Medicare Advantage portion of renewal commissions are collected monthly throughout the year.

Three Months Ended March 31, 2015—Our operating activities used cash of $11.2 million during the three months ended March 31, 2015 and consisted of net loss of $2.1 million, increased by non-cash items of $5.6 million and offset by cash used by operating assets and liabilities and other activities of $14.7 million. Adjustments for non-cash items primarily consisted of $3.5 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets, and $2.0 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $6.4 million in accounts receivable, an increase of $0.9 million in prepaid expenses and other assets, a decrease of $3.7 million in accounts payable, a decrease of $7.2 million in accrued marketing expenses, an increase in accrued restructuring charges of $1.8 million and an increase in other liabilities of $1.8 million. Accounts receivable increased due to recognition of Medicare renewal commissions in the first quarter of 2015, while the Medicare Advantage portion of renewal commissions are collected monthly throughout the year. Accrued marketing expenses decreased due to payment of the majority of outstanding balances at March 31, 2015.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software (including capitalized internally-developed software) to enhance our website and to support our growth.

Three Months Ended March 31, 2016—Net cash used in investing activities of $0.4 million during the three months ended March 31, 2016 was due to the purchase of property and equipment and other assets.

Three Months Ended March 31, 2015—Net cash used in investing activities of $0.4 million during the three months ended March 31, 2015 was due to $0.4 million used to purchase property and equipment and other assets.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, and cash used to net-share settle equity awards. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Three Months Ended March 31, 2016—Net cash used in financing activities of $0.3 million during the three months ended March 31, 2016 was primarily due to $0.3 million used to net-share settle the tax obligation related to vesting equity awards.

Three Months Ended March 31, 2015—Net cash used in financing activities of $0.5 million during the three months ended March 31, 2015 was primarily due to $0.5 million used to net-share settle the tax obligation related to vesting equity awards.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of March 31, 2016 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2016 (nine months)	$3,557	$1,678	$5,235
2017	4,414	2,051	6,465
2018	3,217	646	3,863
2019	1,046	—	1,046
2020	1,075	—	1,075
Thereafter	2,445	—	2,445
Total	$15,754	$4,375	$20,129

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2015 and March 31, 2016, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2015	March 31, 2016
Cash (1)	$8,086	$7,055
Money market funds (2)	54,624	59,634
Total cash and cash equivalents	$62,710	$66,689

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2015 and March 31, 2016 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2015, three health insurance carriers represented 24%, 18% and 15%, respectively, for a combined total of 57% of our $9.6 million outstanding accounts receivable balance. As of March 31, 2016, two health insurance carrier represented 60% and 11%, respectively, for a combined total of 71% of our $19.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and March 31, 2016. We believe the potential for collection issues with any of our customers is minimal as of March 31, 2016.  Accordingly, our estimate for uncollectible amounts at March 31, 2016 was not material.

Significant Customers

Substantially all revenue for the three months ended March 31, 2015 and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three months ended March 31, 2015 and 2016 are presented in the table below:

	Three Months Ended March 31,
	2015	2016
Humana	34%	33%
UnitedHealthcare (1)	9%	10%
Aetna (2)	9%	11%

(1)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California. On May 6, 2015, the court consolidated the two cases. On June 10, 2015, a consolidated complaint was filed. The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015. The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper. On July 15, 2015, defendants moved to dismiss the consolidated complaint. On March 14, 2016, the court entered an order granting the defendants' motion to dismiss the consolidated complaint with leave to file an amended consolidated complaint within 30 days, which was later extended to April 27, 2016. On April 27, 2016, plaintiff did not file an amended complaint but filed a notice of submission to the court's order dismissing the consolidated complaint. We believe the lawsuit to be without merit and intend to vigorously defend ourselves against it.

In May 2015 an individual plaintiff filed a lawsuit against a health insurance carrier and us in state court in the state of Texas. The complaint alleged that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act in connection with the plaintiff’s purchase of the health insurance carrier’s health insurance product. The complaint sought economic and actual damages for alleged harm caused to the plaintiff as well as multiple damages, exemplary damages and attorney’s fees and costs.  In June 2015, we and the health insurance carrier removed the case to the United States District Court for the Eastern District of Texas, and the court ordered the plaintiff to file an amended complaint. The plaintiff filed the amended complaint in July 2015.  The amended complaint purports to be a class action lawsuit on behalf of the purchasers of a certain health insurance product offered by the health insurance carrier. The amended complaint alleges that we and the health insurance carrier engaged in certain false, misleading and deceptive acts and/or omissions in violation of the Texas Deceptive Trade Practice - Consumer Protection Act, or DTPA, and the Texas Insurance Code in connection with the sale of the health insurance carrier’s health insurance product. The amended complaint alleges certain other causes of action against the health insurance carrier. The amended complaint seeks economic and actual damages, multiple damages, exemplary damages, interest, attorney’s fees and costs, and specific performance. We filed a cross-claim against the health insurance carrier under the DTPA alleging that the health insurance carrier is required to indemnify us or contribute to any damages we are required to pay the plaintiff and for attorney’s fees. In August 2015, we and the health insurance carrier moved to dismiss the claims in the amended complaint. In January 2016, our motion to dismiss the amended complaint was denied. In April 2016, we entered into a settlement agreement with the plaintiff, pursuant to which the plaintiff released his individual claims against us for an immaterial amount. In May 2016, the court entered an order dismissing with prejudice all of the individual plaintiff’s claims against us.

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

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and several health insurance carriers have indicated that they are suffering financial losses in their individual and family health insurance businesses, particularly with respect to their sale of qualified health plans offered through government-run health insurance exchanges. As a result, certain health insurance carriers have announced plans to and could exit the business of selling individual and family health insurance in certain markets or altogether. Moreover, in the jurisdictions where they continue to sell individual and family health insurance, we anticipate that premiums for individual and family health insurance will generally increase, perhaps substantially. If the cost of health insurance increases or if carriers exit the business of selling qualified health plans or individual and family health insurance in general, we could experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

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

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must maintain our technology platform to be able to enroll consumers in qualified health plans through the FFM in a scalable manner. If we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. CMS has broad authority of the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. For example, CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process. As a result of the changes that we made to our online process in response to CMS requirements, we experienced a reduction in the rate at which individuals and families starting the application process for qualified health plan and subsidies became members. The FFM may not improve the process to a significant degree for the upcoming open enrollment period, and if it does not do so, we may have difficulty enrolling, and may not be able to enroll, individuals in qualified health plans in an efficient and scalable manner both during and outside of the annual open enrollment period and our number of qualified health plan enrollments could decline, which would result in our loss of existing members and new potential members, a reduction in our individual and family health insurance plan membership and harm our business, operating results and financial condition. While CMS has indicated that it is investigating whether it will make changes to the prescribed FFM process, any adopted changes may not be effective and CMS may be unwilling or unable to make changes in time for the upcoming open enrollment period or at all, which would harm our ability to enroll individuals in qualified health plans and our business, operating results and financial condition. We may also be required to incur additional expense in enrolling subsidy eligible individuals in qualified health plans which would increase our cost of acquisition. In addition, health insurance exchange websites, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If exchanges experience these problems, particularly the FFM, we would not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM. The agreements contain comprehensive privacy and security and other requirements. In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM. Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility. These requirements are evolving. For example, we are required to translate significant portions of our website into Spanish for the next open enrollment period in certain jurisdictions in order to be able to offer qualified health plans to individuals in states where greater than 10% of the state’s population is Spanish speaking (currently California and Texas), and we may not be able to meet this requirement and be able to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain and permit us to use certain access points to the FFM in order for us to be able to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain or permit us to use these access points, if the FFM changes them so that the technology we developed to integrate with the FFM does not work or results in errors, if CMS requests further changes to our online process for enrolling individuals into qualified health plans, or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed, particularly if we were not able to scalably and efficiently enroll individuals into qualified health plans online during the open enrollment period for individual and family health insurance. In addition, instability or changes to either the FFM website, particularly the portions used by consumers who are referred by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans, could negatively impact our ability to retain existing members and add new members. A negative impact to our ability to retain existing members and add new members would harm our business, operating results and financial condition.

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

We depend upon health insurance carriers and government-run health insurance exchanges to adopt and maintain systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period.  The failure of health insurance exchanges to develop these systems and processes has negatively impacted our ability to sell qualified health plans using our technology platform outside of the open enrollment period. If these systems and processes are not developed, are not maintained or are not compatible with our platform and processes for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period will be negatively impacted, which could harm our business, operating results and financial condition, particularly given that we have reduced headcount relating to our ability to sell individual and family health insurance and will need to rely more on our technology to do so. In addition, CMS recently announced that it was eliminating certain exceptions that would allow individuals and families to enroll in health insurance during a special enrollment period and that individuals and families will be subject to increased verification of the grounds for any special enrollment period that they claim, which could reduce the number of individuals and families that are able to purchase health insurance in special enrollment periods and harm our business, operating results and financial condition.

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

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, some health insurance carriers have exited or reduced individual and family health insurance selling efforts in certain markets, leading to changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. Some health insurance carriers, including large national health insurance carriers, have recently reduced or eliminated our commission rates for individual and family health insurance products because they no longer want us to sell them. As a result, we may elect not to offer those carriers’ individual and family health insurance products for sale on our website. Any reduction in the supply of the individual and family health insurance offered on our website may adversely impact demand for the individual and family health insurance we sell, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition would be harmed. While health insurance carriers that have reduced or eliminated individual and family health insurance commissions have generally informed us that they anticipate paying us commissions for individual and family health insurance that we sell during the upcoming open enrollment period, if they do not do so or if they do not increase our commission rates to pre-reduction levels, our business, operating results and financial condition would be harmed. In addition, we are required to display or provide access to all qualified health insurance plans available through the FFM in our individual and family health insurance shopping process regardless of whether we receive commissions for the sale of those plans. If consumers choose health insurance products for which we receive lower or no commissions, our commission revenue per member could decline and our business, operating results and financial condition would be harmed.

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

Several health insurance carriers have recently publicly indicated that they are suffering losses in their individual and family health insurance businesses as a result of the impact of health care reform and have recently reduced or eliminated our individual and family health insurance commissions for new sales of individual and family health insurance products. While certain health insurance carriers have indicated that they plan to increase commission rates for individual and family health insurance sold in the open enrollment period, they are not obligated to do so and may determine not to increase commission rates or may pay no commissions for the sale of individual and family health insurance during the open enrollment period. If they do not increase commission rates to levels that existed prior to the reductions, our business, operating results and financial condition could be materially harmed. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance outside of the open enrollment period will reduce the plans that we are able to offer on our websites, which could result in less consumer demand for the individual and family health insurance that we sell, a reduction in our membership and harm our business operating results and financial condition. Additionally, in the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including in-house agents and carrier websites, to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on their ecommerce platforms. In addition to reducing commission rates, health insurance carriers have ceased and may in the future cease selling qualified health plans or individual and family health insurance in certain markets or altogether. They may also determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance. If we lose these members, our business, operating results and financial condition could be harmed. In addition, a reduction in the individual and family health insurance products that we are able to offer as a result of carriers exiting the market in certain geographies or altogether, could adversely impact demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Significant additional consolidation may occur given the proposed acquisition of Humana by Aetna and the proposed acquisition of Cigna by Anthem. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 34% and 33% of our total revenue in the three months ended March 31, 2015 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 9% and 10% of our total revenue in the three months ended March 31, 2015 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 9% and 11% of our total revenue in the three months ended March 31, 2015 and 2016, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Our business may be harmed if certain aspects of the Patient Protection and Affordable Care Act that are beneficial to our business are successfully challenged and held unenforceable by the courts or if the Patient Protection and Affordable Care Act is changed as a result of elections.

A number of lawsuits have been filed challenging various aspects of the Patient Protection and Affordable Care Act and related regulations. In the event these lawsuits are successful and result in the unenforceability of aspects of the law or regulations that are beneficial to our business or cause changes in the health insurance industry that are adverse to our business, our business, operating results and financial condition could be harmed. In addition, the efficacy of the Patient Protection and

Affordable Care Act is the subject of much debate among members of Congress and the public. Efforts to date to amend or repeal the law have generally been unsuccessful as a result of the balance of power in Congress and the President’s veto power. However, the upcoming Presidential election and future Congressional elections may result in the election of individuals that have different views with respect to health care reform compared to the current administration and Congress. If the Patient Protection and Affordable Care Act is amended or repealed as a result of any change in the balance of power in Congress or as a result of the election of a new President, such amendment or repeal could harm our business, operating results and financial condition. In addition, even if the Patient Protection and Affordable Care Act is not amended or repealed, the President and the executive branch of the Federal government have a significant impact on the implementation of the provisions of the law, and the new President's administration could make changes impacting the implementation of the Patient Protection and Affordable Care Act, which could harm our business, operating results and financial condition.

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

Our business model is characterized primarily by revenue based on commissions we receive from insurance carriers whose policies are purchased by our members. For both Medicare Advantage and Medicare Part D prescription drug plans, we record commission revenue on an annual basis but may receive commission payments from insurance carriers on either a monthly or annual basis typically for a period of at least six years, depending on the carrier arrangement, provided that the policy remains active with us and we remain the agent on the policy. We receive commissions and record related revenue for an individual and family, small business, ancillary or Medicare Supplement health insurance policy, typically on a monthly basis, until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners in connection with applications submitted on our ecommerce platforms by potential members referred to us by our marketing partners. As a result of any timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. For example, the Medicare annual enrollment period and the implementation of health care reform open enrollment periods for individual and family health insurance have in the past caused a substantial number of health insurance applications to be submitted through us in a short period of time and a substantial increase in marketing and advertising expenses. Because commission revenue related to any submitted applications that result in paying members is not recognized until future periods, the marketing and advertising expense associated with the submitted applications has a negative impact on operating results and cash flows in the period in which the submitted applications were received. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods. The seasonality in our business could change in the future for a number of reasons, including as a result of changes in timing of the Medicare or individual and family health plan annual open enrollment periods and changes in, and the enforceability of, the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. For example, if the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance change, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed. Additional information regarding the seasonality in our business is included in Part I, Item 1 Business and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Annual Report on Form 10-K.

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

Our success in the Medicare plan market as a health insurance agent will also depend upon a number of additional factors, including:

•
our ability to continue to adapt our ecommerce platforms to market Medicare plans, including our development or acquisition of marketing tools and features important in the sale of Medicare plans online and the effective modification of our user experience;

•	our success in marketing to Medicare-eligible individuals and in entering into marketing partner relationships to drive Medicare-eligible individuals to our ecommerce platforms;

•	our effectiveness in entering into and maintaining relationships with marketing partners that refer Medicare-eligible individuals to us;

•	our ability to hire and retain additional employees with experience in Medicare, including our ability to timely implement Medicare sales expertise into our customer care centers;

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

•	the effectiveness with which our competitors market the availability of Medicare plans from sources other than our ecommerce platforms.

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

Our growth depends in large part upon growth in our membership. The rate at which consumers visiting our ecommerce platforms and customer care centers seeking to purchase health insurance are converted into paying members is a significant factor in the growth of our membership. A number of factors have influenced, and could in the future influence, the conversion rate for any given period, some of which are outside of our control. These factors include:

•
changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers’ ability or willingness to pay for health insurance, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including health care reform;

•	the quality of and changes to the consumer experience on our ecommerce platforms or with our customer care center;

•	regulatory requirements, including those requirements imposed by CMS, that make the experience on our online platforms cumbersome or difficult to navigate;

•	the variety, competitiveness and affordability of the health insurance plans that we offer;

•	system failures or interruptions in the operation of our ecommerce platforms or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

•	changes in the mix of consumers who access our ecommerce platforms through mobile or tablet devices

•	health insurance carriers offering the health insurance plans for which consumers have expressed interest, and the degree to which our technology is integrated with those carriers;

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, our conversion rates have historically been lower with respect to consumers referred to us by Internet lead aggregators and relatively higher with respect to consumers coming to us through our direct member acquisition channel. In addition, we have experienced an increase in the percentage of mobile phone and tablet visitors to our platforms, and the conversion rate for individuals who use our mobile and tablet platform to shop for and purchase health insurance has historically been lower than desktop and laptop users. We may make changes to our ecommerce platform in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platform or telephonically via our customer care centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, or in the event the number of mobile and tablet visitors to our platforms continue to increase, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

We have adopted solutions so that we may sell qualified health insurance plans to health care reform subsidy-eligible individuals and families over the Internet in the states in which the FFM operates the state’s health insurance exchange. Pursuant to health care reform laws and regulations, the purchase of qualified health plans must occur through a government-run health insurance exchange, which means that a part of the purchasing process will occur through its systems. We are dependent upon the FFM’s systems for individuals to be able to complete the process of purchasing a qualified health plan and to convert into members for which we receive commission revenue. CMS has recently directed us and other web based entities to make changes to our process for enrolling individuals and families into qualified health plans through the FFM. The changes require that we use a different pathway through which individuals are enrolled in qualified health plans through the FFM. This new pathway has reduced our conversion rates for qualified health plans and could result in lower conversion rates in the upcoming open enrollment period, which could harm our business, operating results and financial condition. In addition, if the FFM portion of the pathway we are required to use does not work properly or we are not properly identified by FFM systems as the agent of record on health insurance plan sales, we could suffer a reduction in our membership and our commission revenue and loss of new members, and our business, operating results and financial condition will be harmed.

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

Changes in the quality and affordability of the health insurance plans that carriers offer on our ecommerce platforms could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platforms is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Some health insurance carriers have exited certain state insurance markets where we have historically represented their insurance plans and we may determine not to work with other health insurance carriers. If our ability to sell a variety of high-quality, affordable health insurance plans in the Medicare, individual and family, small business and ancillary product markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states. Moreover, as a result of several carriers not desiring to sell individual and family health insurance during the current special enrollment period and as a result of their reductions in our commissions for those sales, we are not able to sell individual and family health insurance plans that we have historically sold. This reduction in the supply we are able to offer consumers may adversely impact demand for the individual and family health insurance we sell, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition would be harmed.

Health insurance carriers could determine to reduce the commissions paid to us, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them on short notice, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition would be harmed. For example, several health insurance carriers have reduced or eliminated commission for individual and family health insurance sold outside of the health care reform open enrollment period. While these carriers have indicated that they plan to increase commission rates for individual and family health insurance old in the upcoming open enrollment period, they are not obligated to do so. If they do not, our business operating results and financial condition will be harmed.

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

The performance, reliability and availability of our ecommerce platforms and underlying network infrastructures are critical to our financial results, our brand and our relationship with members, marketing partners and health insurance carriers. Although we regularly attempt to enhance our ecommerce platforms and system infrastructure, system failures and interruptions may occur if we are unsuccessful in these efforts, if we are unable to accurately project the rate or timing of increases in our website traffic or for other reasons, some of which are completely outside our control. Although we have experienced only minor system failures and interruptions to date, we could experience significant failures and interruptions in the future, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period or during the open enrollment period under health care reform, the negative impact on us would be particularly pronounced.

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

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platforms may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. This competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. This competition has in the past increased substantially during the open enrollment periods for individual and family health insurance and Medicare related health insurance and may increase further if these open enrollment periods occur over the same period of time. If paid search advertising costs increase or becomes cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

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

•	the compliance of our marketing partners, and of the manner marketing partners refer consumers to our platforms, with applicable laws, regulations and guidelines;

•	the interest of the marketing partner’s customers in the health insurance plans that we offer on our ecommerce platforms;

•	the contractual terms we negotiate with the marketing partner, including the marketing fees we agree to pay a marketing partner;

•	the percentage of the marketing partner’s customers that submit applications or purchase health insurance policies through our ecommerce platforms;

•	the ability of a marketing partner to maintain efficient and uninterrupted operation of its website; and

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

We believe that demand for the health insurance and services we offer are impacted by prevailing economic conditions. We cannot be certain of the future impact that economic conditions will have on our business. A softening of demand for health insurance and services offered by us, whether caused by changes in customer preferences or a weak U.S. economy, including as a result of disruptions in the global financial markets or a decrease in general consumer confidence, could adversely impact our operating results. Consumers may attempt to reduce expenses by canceling existing health insurance purchased through us, determine not to purchase new health insurance through us, or purchase health insurance plans for which we receive lower commissions. To the extent the economy or other factors adversely impact our membership retention or the number or type of health insurance applications submitted through us and that are approved by health insurance carriers, our rate of growth will decline and our business and operating results will be harmed. A continuing negative economic environment could also adversely impact the health insurance carriers whose plans are offered on our ecommerce platforms, and they may determine to reduce their commission rates or take other actions that would negatively impact our sale of health insurance as well as our sponsorship and technology licensing businesses.

There are many risks associated with our operations in China.

A portion of our operations is conducted in China. Among other things, we use employees in China to maintain and update our ecommerce platforms. This and other information is delivered to us through secured communications over the Internet. Our business would be harmed if this connection temporarily failed and we were prevented from promptly updating our software or implementing other changes to our database and systems. Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States, and different labor and tax laws. United States and Chinese trade laws may impose restrictions on the importation of programming or technology to or from the United States. Additionally, we have recently experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in that location. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China, which in turn could cause our business, operating results and financial condition to suffer.

Our sponsorship and advertising business may not be successful.

We sell advertising space to health insurance carriers on our website through our sponsorship and advertising program. Health insurance carriers have and may continue to determine to eliminate or reduce spending on our sponsorship and advertising program as a result of various aspects of health care reform, including the medical loss ratio requirements that became effective in 2011. As a result, our business, operating results and financial condition could be harmed. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platforms, our sponsorship and advertising program will be adversely impacted. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and some health insurance carriers have exited the individual and family health insurance business in certain states. In addition, several health insurance carriers have reduced commissions that they pay for the sale of individual and family health insurance outside of the open enrollment period. The reduction in the number of health insurance carriers desiring to sell individual and family plan products or our decision not to offer individual and family health insurance from carriers who have reduced or eliminated commission could mean reduced demand in our sponsorship and advertising program as well as reduced demand for the individual and family health insurance products that we sell. Since much of our sponsorship revenue depends upon the number of applications we submit to health insurance carriers, these circumstances would reduce our sponsorship revenue and our business, operating results and financial condition could be harmed. The success of our sponsorship and advertising program depends on a number of other factors, including the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platforms as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platforms and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, the impact the advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling advertising is described on our ecommerce platforms, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our advertising. As a result, our business, operating results and financial condition could be harmed.

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

The business of licensing the use of our technology to others could facilitate carrier, health insurance agent and other third party competition with us in the sale of health insurance over the Internet and is subject to a number of additional risks and uncertainties, including consumer and health insurance carrier adoption of our ecommerce platforms as a medium for the purchase and sale of health insurance, our ability to establish relationships with new health insurance carriers, the reliability and performance of our ecommerce platforms and the relative cost of developing competing technology. If we are not able to offer health insurance carriers and other third parties a reliable platform to cost-efficiently offer their plans over the Internet, our technology licensing business will be unsuccessful.

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

The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, a long standing provision in each state’s law that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our ecommerce platforms, which would harm our business, operating results and financial condition.

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

Our business could be harmed if we are unable to correspond with our consumers or market the availability of our ecommerce platforms by email.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of March 31, 2016. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†*	Executive Bonus Plan 2016
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2016.

eHealth, Inc.

/s/ Gary L. Lauer
Gary L. Lauer
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ Stuart M. Huizinga
Stuart M. Huizinga
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†*	Executive Bonus Plan 2016
31.1	†	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Gary L. Lauer, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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