Form 10-Q
period 2016-06-30
eHealth, Inc.
filed 2016-08-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 1, 2016 was 18,326,932 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	June 30, 2016
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$62,710	$66,714
Accounts receivable	9,647	13,931
Prepaid expenses and other current assets	5,185	5,401
Total current assets	77,542	86,046
Property and equipment, net	7,364	6,687
Other assets	4,697	4,024
Intangible assets, net	9,620	9,100
Goodwill	14,096	14,096
Total assets	$113,319	$119,953

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,012	$2,344
Accrued compensation and benefits	14,386	8,499
Accrued marketing expenses	10,698	1,676
Deferred revenue	392	507
Accrued restructuring charges	223	68
Other current liabilities	3,225	5,058
Total current liabilities	31,936	18,152
Non-current liabilities	4,962	4,704
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	266,699	269,824
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	9,498	27,056
Accumulated other comprehensive income	193	186
Total stockholders’ equity	76,421	97,097
Total liabilities and stockholders’ equity	$113,319	$119,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue
Commission	$37,396	$34,649	$95,215	$104,036
Other	2,498	2,628	5,967	7,085
Total revenue	39,894	37,277	101,182	111,121
Operating costs and expenses:
Cost of revenue	670	533	3,084	2,717
Marketing and advertising	9,285	12,936	34,736	33,818
Customer care and enrollment	7,658	10,411	19,519	20,610
Technology and content	8,591	8,289	19,364	16,796
General and administrative	7,516	10,815	15,489	18,944
Restructuring charges (benefit)	58	(158)	4,541	(158)
Amortization of intangible assets	288	260	633	520
Total operating costs and expenses	34,066	43,086	97,366	93,247
Income (loss) from operations	5,828	(5,809)	3,816	17,874
Other expense, net	(9)	(21)	(23)	(32)
Income (loss) before provision (benefit) for income taxes	5,819	(5,830)	3,793	17,842
Provision (benefit) for income taxes	69	(5,354)	125	284
Net income (loss)	$5,750	$(476)	$3,668	$17,558

Net income (loss) per share:
Basic	$0.32	$(0.03)	$0.20	$0.96
Diluted	$0.32	$(0.03)	$0.20	$0.96

Weighted-average number of shares used in per share amounts:
Basic	17,967	18,258	17,906	18,206
Diluted	18,035	18,258	17,998	18,296

Comprehensive income (loss):
Net income (loss)	$5,750	$(476)	$3,668	$17,558
Foreign currency translation adjustment	4	4	5	(7)
Comprehensive income (loss)	$5,754	$(472)	$3,673	$17,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2015	2016
Operating activities
Net income	$3,668	$17,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,108	1,934
Amortization of internally-developed software	318	435
Amortization of book-of-business consideration	1,991	1,603
Amortization of intangible assets	633	520
Stock-based compensation expense	3,858	4,009
Deferred rent and other	28	(53)
Changes in operating assets and liabilities:
Accounts receivable	(1,955)	(4,284)
Prepaid expenses and other assets	(243)	(568)
Accounts payable	(3,895)	(630)
Accrued compensation and benefits	159	(5,887)
Accrued marketing expenses	(6,996)	(9,022)
Deferred revenue	(432)	115
Accrued restructuring charges	569	(287)
Other liabilities	1,736	1,813
Net cash provided by operating activities	1,547	7,256
Investing activities
Purchases of property and equipment and other assets	(1,432)	(2,318)
Net cash used in investing activities	(1,432)	(2,318)
Financing activities
Net proceeds from exercise of common stock options	1,049	60
Cash used to net-share settle equity awards	(736)	(944)
Principal payments in connection with capital leases	(40)	(43)
Net cash provided by (used in) financing activities	273	(927)

Effect of exchange rate changes on cash and cash equivalents	9	(7)

Net increase in cash and cash equivalents	397	4,004
Cash and cash equivalents at beginning of period	51,415	62,710
Cash and cash equivalents at end of period	$51,812	$66,714

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2016, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 14, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2015 and 2016 and its cash flows for the six months ended June 30, 2015 and 2016. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2016.

In connection with the recent changes in our senior management and a strategic review of our business, we recorded approximately $4.0 million of operating expenses in the three months ended June 30, 2016, of which $3.4 million is included in general and administrative expenses and $0.6 million is included in marketing and advertising expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

Seasonality—The majority of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Additionally, substantially all of the Medicare Advantage and Medicare Part D prescription drug policies we have sold renew on January 1 of each year, resulting in our recognizing substantially all renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in our first quarter. Our Medicare plan-related commission revenue is highest in our first quarter and is higher in our fourth quarter compared to our second and third quarters.

 The majority of our individual and family health insurance plans are sold in the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02) "Leases (Topic 842). "ASU 2016-02 requires lessees to put leases on their balance sheets but recognize expenses on their income statements; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10 (ASU 2016-10), "Identifying Performance Obligations and Licensing." ASU 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). We are currently in the process of evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

Recently Adopted Accounting Standards — In April 2015, the FASB issued ASU No. 2015-05 (ASU 2015-05), "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We adopted this standard prospectively in the first quarter of 2016. Prior periods were not adjusted. The adoption of this standard did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 (ASU 2016-09), "Improvements to Employee Share-Based Payment Accounting (Topic 718)." ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. It is effective for the first interim period beginning after December 15, 2016 and early adoption is permitted. We adopted this standard in the first quarter of 2016. Under ASU 2016-09, eHealth classifies the excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. As required by ASU 2016-09, this guidance was applied using a modified retrospective transition method and was effective as of January 1, 2016. The adoption of this guidance did not have a material effect to retained earnings or other components of equity or net assets at the beginning of the period of adoption. Under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flows from operations rather than as cash flows from financing activities. We have elected to apply the cash flow classification guidance of ASU 2016-09 prospectively for the period ended June 30, 2016. Prior periods were not adjusted. Under ASU 2016-09, when shares are withheld from an employee's exercise of stock awards to fund our payment of the employee's taxes, the payment is classified as a financing activity. The adoption of this provision did not have a material effect on the cash flow statements from prior periods. In addition, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2015 and June 30, 2016, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2015 and June 30, 2016, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2015 and 2016.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of December 31, 2015 and June 30, 2016, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2015	June 30, 2016
Cash	$8,086	$7,066
Money market funds	54,624	59,648
Total cash and cash equivalents	$62,710	$66,714

Our money market funds reflect unadjusted quoted prices in active markets for identical assets and are classified as Level 1 as of December 31, 2015 and June 30, 2016.

Accounts Receivable—As of December 31, 2015 and June 30, 2016, our accounts receivable consisted of the following (in thousands):

	December 31, 2015	June 30, 2016
Commission receivable	$6,136	$1,520
Accounts receivable—from other revenues	3,511	1,192
Commissions receivable—from Medicare renewals	—	11,219
Total accounts receivable	$9,647	$13,931

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2014 Equity Incentive Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2015	3,542
Restricted stock units granted	(354)
Options granted	(326)
Restricted stock units cancelled (1)	137
Options cancelled (2)	3
Shares available for grant June 30, 2016	3,002

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

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted-average remaining contractual life data):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Stock Options (1)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2015	1,275	$18.79	2.79	$—
Granted	326	$13.21
Exercised	(5)	$12.98
Cancelled	(175)	$16.61
Balance outstanding at June 30, 2016	1,421	$17.80	2.91	$527
Vested and expected to vest at June 30, 2016	1,366	$17.95	2.77	$485
Exercisable at June 30, 2016	963	$18.95	1.56	$183

(1)	Includes certain stock options with both service and market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2015 and June 30, 2016 and the exercise price of in-the-money options as of those dates.

The following table summarizes restricted stock unit activity, including performance-based and market-based restricted stock unit activity, under the Stock Plans (in thousands, except per share amounts and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2015	966	$15.62	2.83	$9,636
Granted	354	$11.21
Vested	(262)	$19.12
Cancelled	(139)	$10.75
Balance outstanding as of June 30, 2016	919	$14.41	3.02	$12,888

(1)	Includes certain restricted stock units with both service and performance-based or market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2015 and June 30, 2016 multiplied by the number of restricted stock units outstanding as of December 31, 2015 and June 30, 2016, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three and six months ended June 30, 2016. In addition to 10,663,888 shares repurchased under our past repurchase programs as of June 30, 2016, we have in treasury 443,964 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2015 and June 30, 2016, we had a total of 11,025,933 shares and 11,107,852 shares, respectively, held in treasury.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2015 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Stock options	$371	$308	$833	$634
Restricted stock units	1,456	1,869	3,025	3,375
Total stock-based compensation expense	$1,827	$2,177	$3,858	$4,009

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2015 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Marketing and advertising	$446	$417	$1,037	$972
Customer care and enrollment	139	147	256	270
Technology and content	511	473	946	908
General and administrative	731	1,140	1,506	1,859
Restructuring charges	—	—	113	—
Total stock-based compensation expense	$1,827	$2,177	$3,858	$4,009

Note 4 – Income Taxes

The following table summarizes our provision (benefit) for income taxes and our effective tax rates for the three and six months ended June 30, 2015 and 2016 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Income before provision (benefit) for income taxes	$5,819	$(5,830)	$3,793	$17,842
Provision (benefit) for income taxes	$69	$(5,354)	$125	$284
Effective tax rate	1.2%	91.8%	3.3%	1.6%

In the three and six months ended June 30, 2016, we recorded a benefit for income taxes of $5.4 million and a provision for income taxes of $0.3 million, respectively. The provision for income taxes in the six months ended June 30, 2016, primarily consisted of foreign income taxes and certain discrete items. We recorded a benefit for income taxes in the three months ended June 30, 2016 in order for the year-to-date tax provision to be in line with the estimated annual effective tax rate. We recorded a valuation allowance against the US deferred tax assets at the end of fiscal year 2014 and continue to maintain that full valuation allowance as of June 30, 2016 as we believe it is not more likely that not that the net deferred tax assets will be realized. In the three and six months ended June 30, 2015, we recorded a provision for income taxes of $0.1 million and $0.1 million, respectively. Our provision for income taxes in the six months ended June 30, 2015 primarily consisted of foreign income taxes and certain discrete items.

Note 5 – Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock equivalent shares, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Basic:
Numerator:
Net income (loss)	$5,750	$(476)	$3,668	$17,558
Denominator:
Weighted-average number of common stock shares outstanding	17,967	18,258	17,906	18,206
Net income (loss) per share—basic:	$0.32	$(0.03)	$0.20	$0.96
Diluted:
Numerator:
Net income (loss)	$5,750	$(476)	$3,668	$17,558
Denominator:
Weighted-average number of common stock shares outstanding	17,967	18,258	17,906	18,206
Weighted-average number of options	20	—	22	17
Weighted-average number of restricted stock units	48	—	70	73
Total common stock shares used in diluted per share calculation (1)	18,035	18,258	17,998	18,296
Net income (loss) per share—diluted:	$0.32	$(0.03)	$0.20	$0.96

(1)	Total common stock shares used in the diluted per share calculation excludes market-based stock unit awards for which the related contingency had not been met as of June 30, 2016.

For each of the three and six month periods ended June 30, 2015 and 2016, we had securities outstanding that could potentially dilute net income (loss) per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted-average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Common stock options	1,450	1,281	1,507	1,255
Restricted stock units	492	869	447	235
Total	1,942	2,150	1,954	1,490

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 – Geographic Information and Significant Customers

Geographic Information—As of December 31, 2015 and June 30, 2016, our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows (in thousands):

	As of	As of
	December 31, 2015	June 30, 2016
United States	$35,341	$33,495
China	436	412
Total	$35,777	$33,907

Significant Customers—Substantially all revenue for the three and six months ended June 30, 2015 and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2015 and 2016 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Humana	13%	16%	26%	27%
Anthem (1)	11%	9%	9%	8%
UnitedHealthcare (2)	11%	13%	10%	11%
Aetna (3)	8%	9%	9%	10%

(1)Anthem includes other carriers owned by Anthem.
(2)UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(3)Aetna includes other carriers owned by Aetna.

Commission revenue attributable to Medicare-related health insurance plans was approximately 26% and 50% of our commission revenue in the three and six months ended June 30, 2016, respectively. Commission revenue attributable to Medicare-related health insurance plans was approximately 18% and 38% of our commission revenue in the three and six months ended June 30, 2015, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 57% and 38% of our commission revenue in the three and six months ended June 30, 2016, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 65% and 49% of our commission revenue in the three and six months ended June 30, 2015. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of June 30, 2016, one customer represented 74% of our $13.9 million outstanding accounts receivable balance. As of December 31, 2015, three customers represented 24%, 18% and 15%, respectively, of our $9.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and June 30, 2016. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2016. Accordingly, our estimate for uncollectible amounts at June 30, 2016 was not material.

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

In June 2016, we reversed $0.2 million in other restructuring charges related to facility exit costs as we reoccupied facilities previously vacated as part of our March 2015 organizational restructuring and cost reduction plan.

The following table summarizes the total cash and non-cash restructuring charges recorded during the three and six months ended June 30, 2015 and June 30, 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Employee termination costs	$57	$—	$3,791	$—
Non-cash employee termination costs - stock-based compensation	—	—	113	—
Facility and other termination costs	1	(158)	637	(158)
Total restructuring charges	$58	$(158)	$4,541	$(158)

The following table summarizes the cash-based restructuring charges liability activity during the six months ended June 30, 2016 (in thousands):

	Six Months Ended June 30, 2016
	Beginning balance	Charges	Payments	Benefits	Ending balance

Employee termination costs	$12	$—	$(12)	$—	$—
Facility and other termination costs	421	—	(117)	(158)	146
Total restructuring liability	$433	$—	$(129)	$(158)	$146
Less: non-current restructuring charges associated with facilities					(78)
Restructuring charges liability - current					$68

Note 8 - Commitments and Contingencies

Legal Proceedings— On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our chairman and chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our senior vice president and chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  On May 6, 2015, the court consolidated the two cases.  On June 10, 2015, a consolidated complaint was filed.  The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015. The consolidated complaint alleges that we and

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper. On July 15, 2015, defendants moved to dismiss the consolidated complaint. On March 14, 2016, the court entered an order granting the defendants' motion to dismiss the consolidated complaint with leave to file an amended consolidated complaint within 30 days, which was later extended to April 27, 2016. On April 27, 2016, plaintiff did not file an amended complaint but filed a notice of submission to the court's order dismissing the consolidated complaint. The court entered judgment in favor of defendants on May 27, 2016. Plaintiff did not file an appeal, and the time to appeal has expired.

In May 2016, we received a Notice of Proposed Agency Action and Opportunity for Hearing (the “Notice”) from the Office of the Montana State Auditor, Commissioner of Securities & Insurance (“CSI”). The Notice proposes that the CSI take disciplinary action against a number of parties, including us, for alleged violations of the Montana Insurance Code. Specifically, with respect to us, the Notice alleges that we sold short-term health insurance to at least 211 individuals between January 1, 2012 and April 20, 2015 without being appointed by the relevant health insurance carrier in violation of Montana law. The Notice also alleges that we misrepresented pertinent facts or insurance policy provisions in connection with the sale of short-term health insurance and made certain omissions and/or misrepresentations regarding short-term health insurance. The CSI seeks the following relief in the Notice (i) imposition of fines against us not to exceed $5,000 per violation; (ii) issuance of a cease and desist order to enjoin us from violations of the Montana Insurance Code; and (iii) suspension or revocation of our license to sell health insurance in Montana. We cannot estimate the likelihood of liability or the total amount of potential damages, if any, but an adverse result could have a material adverse impact on our financial condition and results of operations.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2015 and June 30, 2016 we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

Note 9 - Subsequent Event

On July 11, 2016, eHealth, Inc. (the “Company”) announced the resignation of Stuart M. Huizinga from his positions as senior vice president and chief financial officer of the Company, effective immediately. Mr. Huizinga will continue to serve as the Company’s principal financial officer and principal accounting officer to help finalize the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and will resign such roles on September 30, 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and our membership; our expectations relating to revenue (including commission revenue, advertising revenue and other revenue), sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses, marketing and advertising expenses, customer care and enrollment employees and expenses, technology and content expenses, general and administrative expenses and profitability; our expectations regarding our strategic review and impact to our operating results; potential efforts to accelerate growth in Medicare Advantage and Medicare Supplement market; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our ability to enter into agreements with and meet requirements to offer qualified health plans through state and federal health insurance exchanges; our increased focus in public policy and lobbying efforts; our expectations relating to the commission rates that health insurance carriers will pay; our expectations relating to the seasonality of our business; our expectations relating to the renewal of Medicare-related health insurance plans and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our expectations relating to seasonal trends in our business relating to the sale of Medicare-related health insurance; estimations of our membership and related assumptions that we make in our membership estimations; our expectations relating to membership attrition and retention rates; the shift between marketing partner and direct marketing channels as sources of submitted individual and family plan applications during 2016; our critical accounting policies and related estimates; our expectation that we will experience an increase in submitted applications during open enrollment periods; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our beliefs relating to the potential for collection of our accounts receivable; expected competition from government-run health insurance exchanges and other sources; our ability to adjust headcount to respond to changes in demand due to annual open enrollment periods; our ability to convert subsidy-eligible individuals and families into members; the timing of open enrollment periods including restrictions on changes outside of such periods and our readiness therefore; the timing and source of our Medicare-related revenue; the impact of the healthcare reform laws on the healthcare industry in future periods; the potential impact of lawsuits challenging certain aspects of the Affordable Care Act; the merits of any lawsuits filed against us; future capital requirements; our need for additional regulatory licenses and approvals; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform and court decisions relating to healthcare reform; our ability to retain existing members and enroll a large number of individuals and families during enrollment periods; our ability to align our expenses with our revenue; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; competition, including competition from government-run health insurance exchanges; political, legislative and legal challenges to the Affordable Care Act; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; the impact of healthcare reform on the cost of health insurance; the cost of health insurance in the upcoming open enrollment period; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; variability in timing of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; the evolving nature of Affordable Care Act implementation; our relationships with health insurance carriers; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; our ability to successfully market and sell Medicare-related health insurance plans; the operations of our customer care center; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers' satisfaction with our service; changes in the competitive landscape; our ability to attract new members and to convert online visitors into paying members; changes in products offered on our ecommerce platforms; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; system failures, capacity constraints, data loss or online commerce security risks; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; our ability to develop an effective process for purchasing of health insurance over the Internet on smartphones, tablets and devices other than desktop or laptop computers; dependence upon Internet search engines; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; general economic factors; dependence on our operations in China; dependence on our carrier partners for timely information about membership changes; success of our sponsorship and advertising business; protection of our intellectual property and defense against intellectual property rights claims; legal liability and regulatory penalties; changes in our management and key employees; maintenance of relationships with business development partners; difficulties, delays, unexpected costs and an inability to achieve anticipated cost savings from the organizational restructuring and cost reduction program we implemented in March 2015; potential acquisitions; potential consolidation in the health insurance industry; maintenance of proper and effective internal controls; potential changes to accounting standards and interpretations; impact of provisions for income taxes; changes in laws and regulations, including in connection with health care reform and/or with respect to the marketing and sale of Medicare-related plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platforms and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2016, and

the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms. Commission revenue represented 94% of total revenue in each of the three and six months ended June 30, 2015, respectively, and represented 93% and 94% of total revenue in the three and six months ended June 30, 2016, respectively.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates. The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of commission revenue.

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

We have historically sold a greater number of Medicare plans in the fourth quarter of the year during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year, compared to the number of Medicare plans we sell during the first, second or third quarters of the year. During 2015, 56% of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate the majority of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter. During the first quarter, we recognize substantially all of our Medicare Advantage and

Medicare Part D prescription drug plan renewal commission revenue as substantially all Medicare Advantage and Medicare Part D policies renew on January 1 of each year.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part II, Item 1A. Risk Factors - Risks Related to Our Business. Various aspects of health care reform may impact our business positively. For instance, the mandate that individuals and families have qualified health insurance or face a tax penalty and the government providing individuals and families’ subsidies in the form of premium tax credits and cost sharing reductions are provisions in the law that could benefit our business. Notwithstanding these aspects of health care reform, the implementation of health care reform has significantly reduced our individual and family health insurance membership and individual and family health insurance commission revenue and could in the future have a material adverse effect on our business and results of operations. Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. For coverage effective in 2015, the open enrollment period ran from November 15, 2014 through February 15, 2015, and for coverage effective in 2016, the annual open enrollment period ran from November 1, 2015 through January 31, 2016. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. The open enrollment period has changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. It also presents challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduces our ability to obtain new health insurance members outside of the open enrollment period. In addition, CMS tightened the requirements for individuals to qualify for a special enrollment period starting in 2016. We do not expect to enroll a significant number of individuals in individual and family health insurance outside of the open enrollment period in 2016.

A substantial number of individuals and families are eligible for subsidies under health care reform. Health care reform’s establishment of government-run health insurance exchanges through which individuals and families must purchase qualified health plans to receive government subsidies has increased our competition as individual and families may purchase qualified health plans directly from government exchanges. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through government-run exchanges. We have entered into an agreement with, and enrolled individuals and families into qualified health plans through, the Federally Facilitated Marketplace, or FFM, run by CMS. The FFM operated some part of the health insurance exchange in 37 states during the last health care reform open enrollment period.

Our ability to act as a health insurance agent for subsidy-eligible individuals purchasing qualified health plans through the FFM depends upon the FFM developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain our agreement and integrate with the FFM. CMS has discretion with respect to allowing us to enroll individuals in qualified health plans through the FFM and broad authority over the requirements that we must meet in order to be able to do so. In addition to issuing new requirements, CMS has the authority to interpret existing requirements. In order to enroll individuals in subsidy-eligible plans over the Internet through the FFM, we need to meet a number of requirements relating to display of information on our websites as well as new and comprehensive privacy and security requirements. These requirements are evolving. For example, we are required to translate significant portions of our website into Spanish for the next open enrollment period in certain jurisdictions in order to be able to offer qualified health plans to individuals in states where greater than 10% of the state’s population is Spanish speaking (currently California and Texas), and we may not be able to meet this requirement and be able to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us.

CMS directed us and other web-based entities to make changes after the end of the last open enrollment period to the process we developed for enrolling individuals into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS requirements, which require that we use a different and more cumbersome pathway through which individuals are enrolled in qualified health plans, we experienced a substantial reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members. Near the time CMS directed us to change our process for enrolling individuals in qualified health plans CMS indicated that it anticipated it would improve the alternative process that CMS directed us to use. To date, CMS has not made meaningful improvements to the process and has indicated that it no longer anticipates making important improvements. While we plan to engage in discussions with CMS to allow us to use a process similar to the process we used during the last open enrollment period, we may not be successful in doing so. If we are not successful, we anticipate that we will experience substantially reduced conversion rates for qualified health plans and may determine to significantly deemphasize the sale of qualified health plans through the FFM. Should we do so, our individual and family health insurance and ancillary product membership and commission revenue in 2017 would be adversely impacted to a significant degree. In addition, we anticipate that deemphasizing the sale of qualified health plans through the FFM would have a negative impact on our 2016 revenue and a positive impact on our 2016 earnings due to a reduction in marketing and advertising expense. We currently plan to incur significant lobbying expenses in connection with our request of CMS to allow us to utilize the process we developed for enrolling individuals and families in qualified health plans through the FFM and our lobbying efforts may be unsuccessful. Even if CMS does allow us to use the process we used to enroll individuals in qualified health plans during the last open enrollment period, we may still have difficulty enrolling, and may not be able to enroll, individuals in qualified health plans in an efficient and scalable manner both during and outside of the annual open enrollment period in the future and the number of individuals and families we are able to enroll in qualified health plans could decline significantly, which would cause a significant reduction in our membership and revenue.

The future impact of health care reform on health insurance carriers that pay us our commission revenue is also unclear. Health insurance carriers have the ability to unilaterally change their relationship with us, including the commission rates we receive for acting as a health insurance agent, and may reduce the amount they pay us, alter the manner and geographic areas in which they permit us to sell their products and change our relationship with them in any number of ways. As a result of higher medical utilization rates than carriers projected and for other reasons, several health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for individual and family health insurance enrollments outside of the open enrollment period. Generally, carriers have not communicated to us their strategy for their individual and family health insurance business for the upcoming open enrollment period. While certain health insurance carriers that reduced or eliminated commissions indicated that they intend to increase commission rates for individual and family health insurance we sell during the upcoming open enrollment period, they are not obligated to do so, and if they do not do so, our business, operating results and financial conditions could be harmed. Given the significant losses that some of the carriers have sustained in connection with their sale of individual and family health insurance, we may see an overall reduction in our inventory of individual and family health insurance plans, an increase in the health insurance premiums consumers pay for the individual and family health insurance and an overall deterioration in the commissions that we receive for plans that we sell in the upcoming open enrollment period compared to the last open enrollment period, which would harm our business, operating results and financial condition. Moreover, certain major health insurance carriers for which we have sold individual and family health insurance have indicated that they do not plan to sell qualified health plans to subsidy-eligible individuals through the FFM and that they are exiting the individual and family health insurance market altogether in a large number of states. If health insurance carriers decline to sell individual and family health insurance, the number of plans offered on our website will be reduced, which could decrease demand for the individual and family health insurance that we sell. In addition, a significant number of our individual and family health insurance members purchased their individual and family health insurance from carriers exiting the individual and family health insurance market.  As a result, we may see increased attrition in our individual and family membership, because those members will need shop for and purchase individual and family health insurance from another health insurance carrier during the upcoming open enrollment period if they desire to maintain individual and family health insurance.  If they do not purchase their individual and family health insurance through us, they will no longer be our members and we will not receive the related commission revenue.  If additional health insurance carriers determine not to sell qualified health plans or exit the business of selling individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced.

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

Submitted Applications. Historically, we have experienced a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. During 2015, we experienced an increase in the number of Medicare-related applications submitted during the first, second and third quarters compared to the fourth quarter. Medicare Advantage applications submitted during the first, second and third quarters accounted for 45% of our total Medicare submitted applications in 2015, compared to 34% in 2014. Total Medicare product applications submitted outside of the annual enrollment period accounted for 55% of our total Medicare submitted applications in 2015, while 45% were submitted during the annual enrollment period in 2015. The number of individual and family health insurance applications submitted through us is historically highest during the health care reform open enrollment period, which has historically begun in the fourth quarter and run into the first quarter of the following year. Individual and family applications submitted through us during the first quarter of 2016 were lower than the number of applications submitted through us during the fourth quarter of 2015, and 47% below the number of applications submitted through us during the first quarter of 2015. During the second quarter of 2016, individual and family applications submitted through us decreased 59% compared to the second quarter of 2015. During the second and third quarters, which are outside the health care reform open enrollment periods, the number of individual and family health insurance submitted applications has historically decreased significantly compared to the first and fourth quarters. We expect this trend to continue in 2016. We also expect our individual and family submitted applications will increase significantly during the fourth quarter of 2016, relative to the second and third quarters of 2016, as a result of the open enrollment period.

Members per Submitted Application. For Medicare-related health insurance, there is only one individual on a submitted application. However, for individual and family and certain ancillary health insurance plans, there may be more than one member per submitted application. We experienced a decline in the average number of members on individual and family health insurance applications submitted in the first quarter of 2015 compared to the second through fourth quarters of 2014, but consistent with the first quarter of 2014. The average improved in the second through fourth quarters of 2015 compared to the first quarter of 2015, but did not return to the same levels as the second through fourth quarters of 2014, and did not return to historical pre-healthcare reform rates. In the first quarter of 2016, we experienced a decline in the average number of members on individual and family health insurance applications submitted through us compared to the first quarter of 2015, but again experienced an increase during the second quarter of 2016 compared to both the first quarter of 2016 and second quarter of 2015.

Approval Rates and Initial Payment Rates. Both the approval rates and initial payment rates for Medicare-related health insurance remained relatively consistent in 2014 and 2015. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefited from carriers paying us earlier on policies approved during the open enrollment period that ended in 2015 compared to the prior open enrollment period. We believe that the more timely payment of commissions resulted from carriers being better prepared to handle large application volumes, and we also took steps to work with our carrier partners to ensure that their processes resulted in more timely commission payments to us in 2015 and thus far in 2016.

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

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, the increased volume of health insurance applications submitted during the annual open enrollment periods compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we have observed higher commissions on many of the individual and family health insurance plans that we sold during the 2015 open enrollment period for coverage effective in 2016 compared to policies that we sold during the 2014 open enrollment period for coverage effective in 2015. Recently, several health insurance carriers have reduced or eliminated commissions for individual and family health insurance sold outside of the health care reform open enrollment period. While some of these carriers have indicated that they plan to increase commission rates for individual and family health insurance sold in the upcoming open enrollment period, they are not obligated and may determine not to do so.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year and improve each subsequent year. Additionally, the member retention rates on our individual and family membership were negatively impacted by health care reform throughout 2014, 2015 and the first half of 2016. As a result, the number of new individual and family health insurance members added during the second quarter of 2016 and the second, third and fourth quarters of 2015 was not enough to offset the loss of existing members, resulting in a decline in individual and family health insurance estimated membership during those periods. We may experience increased attrition rates as a result of carriers exiting the individual and family health insurance market and our members who purchased plans from those carriers shopping for new plans.

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

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue by growing our member base. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the three months ended June 30, 2015 and 2016, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted on our websites were as follows:

	Three Months Ended June 30,
	2015	2016
Source of total submitted applications (as a percentage of total submitted applications for the period):
Direct	61%	63%
Marketing partners	33%	31%
Online advertising	6%	6%
Total	100%	100%

Direct. Our direct member acquisition channel consists of consumers who access our website addresses, (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com) either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of marketing, such as Internet retargeting campaigns, television advertising, direct mail and email marketing.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platforms and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the annual open enrollment periods for both Medicare-related and individual and family health insurance, marketing and advertising expenses increase during the fourth quarter of each year. Additionally, since the health care reform open enrollment periods for individual and family health insurance has continued into the following year, marketing and advertising expenses have increased during the first quarter of each year, but to a lesser extent than the fourth quarter. During the second and third quarters, marketing and advertising expenses decrease, consistent with the decrease in submitted applications compared to periods during the open enrollment periods. We expect these seasonal trends to continue in 2016.

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

Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period during 2014 and 2015, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2014 and 2015, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarter of 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the annual open enrollment periods for individual and family health insurance that ended on February 15, 2015. We expect customer care and enrollment expenses to increase in each sequential quarter of 2016 to handle the anticipated increase in volume of Medicare-related health insurance transactions during the Medicare annual enrollment period in the fourth quarter.

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

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, investor relations, government affairs, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees. We anticipate incurring significant general and administrative expenses in the second half of 2016 in connection with a strategic review of our business as well as government affairs and lobbying expenses relating to our individual and family health insurance business.

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

In June 2016, we reversed $0.2 million in other pre-tax restructuring charges related to facility exit costs as we reoccupied facilities previously vacated as part of our March 2015 organizational restructuring and cost reduction plan.

Changes in Senior Management

In May 2016, we announced the resignation of Gary L. Lauer from his positions as chairperson of our board of directors and chief executive officer and the appointment of Scott N. Flanders, a member of our board of directors, as our chief executive officer. These executive changes increased general and administrative expenses, including severance costs, other personnel costs and stock-based compensation in the second quarter of 2016.

In June 2016, we announced the resignation of William T. Shaughnessy from his positions as president, chief operating officer and a member of our board of directors. This executive departure increased marketing and advertising expenses, including severance costs, other personnel costs and stock-based compensation in the second quarter of 2016.

In July 2016, we announced the resignation of Stuart M. Huizinga from his positions as our senior vice president and chief financial officer and the appointment of David K. Francis as our senior vice president and chief financial officer. Mr. Huizinga will continue to serve as our principal financial officer and principal accounting officer to help finalize our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and will resign such roles on September 30, 2016, at which time Mr. Francis will begin his service as our principal financial officer and principal accounting officer. We anticipate these executive changes will increase general and administrative expenses, including severance costs, other personnel costs and stock-based compensation in the third quarter of 2016.

Strategic Review

In connection with the recent changes in our senior management, we are conducting a strategic review of our business. As a result of the strategic review, we are examining areas of potential emphasis and investment. Among other things, we are considering whether to pursue higher growth rates in our Medicare business at the expense of greater acquisition costs, including investing more to accelerate growth in our Medicare Advantage membership and also potentially expanding our participation in the Medicare Supplement market. Adopting this strategy would mean sacrificing near term margins. We are also considering diversifying our existing revenue streams, including entering into businesses adjacent to our existing businesses. The strategic review that we are undertaking could have significant financial implications, including a potential impact on our 2016 revenue and earnings.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended June 30, 2015 and 2016 and as of June 30, 2015 and 2016:

	Three Months Ended June 30,
	2015	2016	Percentage Change

Submitted applications:
Medicare submitted applications (1)	18,600	32,700	76%
IFP submitted applications (2)	23,900	9,800	(59)%
Other submitted applications (3)	67,100	60,600	(10)%
Total submitted applications (4)	109,600	103,100	(6)%

Medicare Advantage submitted applications (5)	13,705	24,923	82%

Commission revenue (in thousands):
Medicare commission revenue (6)	$6,851	$9,008	31%
IFP commission revenue (7)	24,046	19,595	(19)%
Other commission revenue (8)	6,499	6,046	(7)%
Total commission revenue (9)	$37,396	$34,649	(7)%

	As of June 30,
	2015	2016	Percentage Change
Estimated membership:
Medicare estimated membership (10)	169,100	239,000	41%
IFP estimated membership (11)	568,400	481,300	(15)%
Other estimated membership (12)	404,900	380,000	(6)%
Total estimated membership (13)	1,142,400	1,100,300	(4)%

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
During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and the related percentage of total revenues for the three and six months ended June 30, 2015 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2016		2015		2016
Revenue:
Commission	$37,396	94%	$34,649	93%	$95,215	94%	$104,036	94%
Other	2,498	6	2,628	7	5,967	6	7,085	6
Total revenue	39,894	100	37,277	100	101,182	100	111,121	100
Operating costs and expenses:
Cost of revenue	670	2	533	1	3,084	3	2,717	2
Marketing and advertising	9,285	23	12,936	35	34,736	34	33,818	30
Customer care and enrollment	7,658	19	10,411	28	19,519	19	20,610	19
Technology and content	8,591	22	8,289	22	19,364	19	16,796	15
General and administrative	7,516	19	10,815	29	15,489	15	18,944	17
Restructuring charges	58	—	(158)	—	4,541	4	(158)	—
Amortization of intangible assets	288	1	260	1	633	1	520	—
Total operating costs and expenses	34,066	85	43,086	116	97,366	96	93,247	84
Income (loss) from operations	5,828	15	(5,809)	(16)	3,816	4	17,874	16
Other expense, net	(9)	—	(21)	—	(23)	—	(32)	—
Income (loss) before provision (benefit) for income taxes	5,819	15	(5,830)	(16)	3,793	4	17,842	16
Provision (benefit) for income taxes	69	—	(5,354)	(14)	125	—	284	—
Net income (loss)	$5,750	14%	$(476)	(1)%	$3,668	4%	$17,558	16%
Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Marketing and advertising	$446	$417	$1,037	$972
Customer care and enrollment	139	147	256	270
Technology and content	511	473	946	908
General and administrative	731	1,140	1,506	1,859
Restructuring charges	—	—	113	—
Total stock-based compensation expense	$1,827	$2,177	$3,858	$4,009

Three and Six Months Ended June 30, 2015 and 2016

Revenue
The following table presents our commission, other revenue and total revenue for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Commission	$37,396	$34,649	$(2,747)	(7)%	$95,215	$104,036	$8,821	9%
Percentage of total revenue	94%	93%			94%	94%
Other	$2,498	$2,628	$130	5%	$5,967	$7,085	$1,118	19%
Percentage of total revenue	6%	7%			6%	6%
Total revenue	$39,894	$37,277	$(2,617)	(7)%	$101,182	$111,121	$9,939	10%

Three Months Ended June 30, 2015 and 2016—Commission revenue decreased $2.7 million, or 7% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to a decrease of $4.2 million in individual and family health insurance-related commission revenue, a decrease of $0.7 million in commission override revenue and a decrease of $0.4 million in ancillary revenue. This was partially offset by an increase of $2.6 million in Medicare-related commission revenue. The decrease in individual and family plan related commission revenue is primarily due to decreased individual and family plan estimated membership for the period ended June 30, 2016 compared to the period ended June 30, 2015. The increase in Medicare related commission revenue is primarily due to increased Medicare estimated membership for the period ended June 30, 2016 compared to the period ended June 30, 2015.

Other revenue increased $0.1 million, or 5%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due primarily to an increase in online sponsorship and advertising revenue and lead generation revenue.

Six Months Ended June 30, 2015 and 2016—Commission revenue increased $8.8 million or 9%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to increases of $16.7 million in Medicare-related commission revenue. This was partially offset by decreases of $7.8 million in individual and family health insurance-related commission revenue, $1.2 million in commission override revenue, $0.3 million in small business health insurance related commission revenue and $0.6 million in ancillary health insurance commission revenue, consisting primarily of short-term, dental, vision and accident plan offerings. The increase in Medicare related commission revenue is primarily due to increased Medicare estimated membership for the period ended June 30, 2016 compared to the period ended June 30, 2015. Commission revenue from renewals of Medicare Advantage and Prescription Drug Plan products were approximately $29 million in the first quarter of 2016, representing approximately 52% annual growth compared to the first quarter of 2015. The decrease in individual and family plan related commission revenue is primarily due to decreased individual and family plan estimated membership for the period ended June 30, 2016 compared to the period ended June 30, 2015.

Other revenue increased $1.1 million, or 19%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to an increase of $0.5 million in online sponsorship and advertising revenue and an increase of $0.8 million in lead generation revenue, partially offset by a decrease of $0.2 million in technology licensing revenue.

We expect commission revenue to increase in absolute dollars in 2016 compared to 2015, primarily as a result of a continued increase in Medicare-related commission revenue, partially offset by decreases in individual and family health insurance related commission revenue, commission override revenue, and ancillary health insurance commission revenue.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Cost of revenue	$670	$533	$(137)	(20)%	$3,084	$2,717	$(367)	(12)%
Percentage of total revenue	2%	1%			3%	2%

Three Months Ended June 30, 2015 and 2016—Cost of revenue decreased $0.1 million, or 20% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to fewer payments to marketing partners with whom we have revenue-sharing arrangements.

Six Months Ended June 30, 2015 and 2016—Cost of revenue decreased $0.4 million, or 12%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

We expect cost of revenue to decrease in absolute dollars in 2016 compared to 2015, primarily as a result of the decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

Marketing and Advertising
The following table presents our marketing and advertising expenses for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%

Marketing and advertising	$9,285	$12,936	$3,651	39%	$34,736	$33,818	$(918)	(3)%
Percentage of total revenue	23%	35%			34%	30%

Three Months Ended June 30, 2015 and 2016—Marketing and advertising expenses increased $3.7 million, or 39%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due primarily to a $3.5 million increase in variable advertising costs and a $0.2 million increase in compensation, benefits and other personnel costs due partly to severance costs from an executive departure.

Six Months Ended June 30, 2015 and 2016—Marketing and advertising expenses decreased $0.9 million, or 3%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due primarily to a decrease in compensation, benefits and other personnel costs of $0.6 million due to the reduction-in-force announced in March 2015 and a $0.3 million decrease in variable advertising costs.

We expect our marketing and advertising expenses to increase in absolute dollars in 2016 compared to 2015 due primarily to an increase in variable advertising costs related to our Medicare-related health insurance business, particularly during the Medicare annual enrollment period in the fourth quarter.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Customer care and enrollment	$7,658	$10,411	$2,753	36%	$19,519	$20,610	$1,091	6%
Percentage of total revenue	19%	28%			19%	19%

Three Months Ended June 30, 2015 and 2016—Customer care and enrollment expenses increased $2.8 million or 36% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to an increase in compensation, benefits and other personnel costs relating to the Medicare-related health insurance business as we retained a larger number of Medicare agents after the last Annual Enrollment Period to support growth in Medicare sales outside of the Annual Enrollment period.

Six Months Ended June 30, 2015 and 2016—Customer care and enrollment expenses increased $1.1 million, or 6%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due primarily to an increase in compensation, benefits and other personnel costs relating to the Medicare-related health insurance business as we retained a larger number of Medicare agents after the last Annual Enrollment Period to support growth in Medicare sales outside of the Annual Enrollment period.

We expect customer care and enrollment expenses to increase in absolute dollars in 2016 compared to 2015 as we retained a larger number of agents after the last Annual Enrollment Period and plan to hire additional customer care center personnel in connection with the upcoming Medicare Annual Enrollment Period to support the growth of our Medicare-related health insurance business.

Technology and Content
The following table presents our technology and content expenses for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Technology and content	$8,591	$8,289	$(302)	(4)%	$19,364	$16,796	$(2,568)	(13)%
Percentage of total revenue	22%	22%			19%	15%

Three Months Ended June 30, 2015 and 2016—Technology and content expenses decreased slightly in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2015 and 2016—Technology and content expenses decreased $2.6 million, or 13%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a decrease in compensation, benefits and other personnel costs due to the reduction-in-force announced in March 2015.

General and Administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
General and administrative	$7,516	$10,815	$3,299	44%	$15,489	$18,944	$3,455	22%
Percentage of total revenue	19%	29%			15%	17%

Three Months Ended June 30, 2015 and 2016—General and administrative expenses increased $3.3 million, or 44%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to an increase of $2.2 million in compensation, benefits and other personnel costs resulting from severance and relocation costs from executive changes and an increase of $1.6 million in third party fees related to a review and analysis of strategic plans.

Six Months Ended June 30, 2015 and 2016—General and administrative expenses increased $3.5 million, or 22%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due primarily to an increase of $2.0 million in compensation, benefits and other personnel costs resulting from severance and relocation costs from executive changes and an increase of $1.7 million in third party fees related to a review and analysis of strategic plans.

We expect general and administrative expenses to increase in absolute dollars in 2016 compared to 2015 as a result of severance costs, other personnel costs and stock-based compensation resulting from changes in our executive officers, a strategic review of our business and government affairs and lobbying expenses.

Restructuring Charges

The following table presents our restructuring charges for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Restructuring charges	$58	$(158)	$(216)	(372)%	$4,541	$(158)	$(4,699)	(103)%
Percentage of total revenue	—%	—%			4%	—%

Three Months Ended June 30, 2015 and 2016—The organizational restructuring and cost reduction plan implemented in March 2015 resulted in additional restructuring expense of $0.1 million related to employee termination costs in China in the three months ended June 30, 2015 compared to a reversal of $0.2 million in other restructuring charges related to facility exit costs as we reoccupied facilities during the three months ended June 30, 2016 which we had previously vacated.

Six Months Ended June 30, 2015 and 2016—The organizational restructuring and cost reduction plan was implemented in March 2015 resulted in additional restructuring charges of $4.5 million These costs consist primarily of $3.9 million for employee termination benefits and related costs as well as $0.6 million in other restructuring charges, primarily relating to facility exit costs. For the six months ended June 30, 2016, we recorded a reversal of $0.2 million in other restructuring charges related to facility exit costs as we reoccupied facilities previously vacated.

Amortization of Intangible Assets

The following table presents our amortization of intangible assets for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Amortization of intangible assets	$288	$260	$(28)	(10)%	$633	$520	$(113)	(18)%
Percentage of total revenue	1%	1%			1%	—%

Three Months Ended June 30, 2015 and 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased slightly in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to certain assets that have been fully amortized compared to the prior period.

Six Months Ended June 30, 2015 and 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased slightly in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to certain assets that have been fully amortized compared to the prior period.

Other Expense, Net
The following table presents our other expense, net, for the three and six months ended June 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Other expense, net	$(9)	$(21)	$(12)	133%	$(23)	$(32)	$(9)	39%
Percentage of total revenue	—%	—%			—%	—%

Three Months Ended June 30, 2015 and 2016—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the three months ended June 30, 2016.

Six Months Ended June 30, 2015 and 2016—Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the six months ended June 30, 2016.

Provision (Benefit) for Income Taxes
The following table presents our provision for income taxes for the three and six months ended June 30, 2015 and 2016 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2016	$	%	2015	2016	$	%
Provision (benefit) for income taxes	$69	$(5,354)	$(5,423)	(7,859)%	$125	$284	$159	127%
Percentage of total revenue	—%	(14)%			—%	—%

Three Months Ended June 30, 2015 and 2016—In the three months ended June 30, 2015 and 2016, we recorded a provision (benefit) for income taxes representing effective tax rates of 1% and (92)%, respectively. Our provision for income taxes in the three months ended June 30, 2015 primarily consisted of foreign income taxes and certain discrete items. We recorded a benefit for income taxes in the three months ended June 30, 2016 in order for the year-to-date tax provision to be in line with the estimated annual effective tax rate.

Six Months Ended June 30, 2015 and 2016—In the six months ended June 30, 2015 and 2016, we recorded a provision for income taxes representing effective tax rates of 3% and 2%, respectively. Our provision for income taxes in the six months ended June 30, 2015 primarily consisted of foreign income taxes and certain discrete items. The provision for income taxes in the six months ended June 30, 2016, primarily consisted of foreign income taxes and certain discrete items. We expect the annual effective tax rate to remain consistent for the remaining period in fiscal 2016, excluding the impact of quarterly discrete items.

Liquidity and Capital Resources

At June 30, 2016, our cash and cash equivalents totaled $66.7 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2015, our cash and cash equivalents totaled $62.7 million. The increase in cash and cash equivalents reflects $7.3 million provided by operating activities, offset by $2.3 million used to purchase property and equipment and other assets and $0.9 million to net-share settle equity awards.
As of June 30, 2016, we have in treasury 443,964 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2015 and June 30, 2016, we had a total of 11,025,933 shares and 11,107,852 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2015 and 2016 (in thousands):

	Six Months Ended June 30,
	2015	2016

Net cash provided by operating activities	$1,547	$7,256
Net cash used in investing activities	$(1,432)	$(2,318)
Net cash provided by (used in) financing activities	$273	$(927)

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During open enrollment periods for individual and family health insurance plans, we have experienced an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. During the Medicare annual enrollment period, we have experienced an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance may have positive or negative impacts to our cash flows during each quarter. Consistent with prior years, marketing and advertising costs declined in the second quarter compared to the first quarter of 2016 and we expect marketing and advertising costs to decline during the third quarter compared to the first quarter and increase during the fourth quarter of 2016 compared to the third quarter of 2016 due to an increase in submitted applications for individual and family health insurance during the open enrollment period and due to an increase in submitted applications for Medicare plans during the annual enrollment period, which will have a negative impact on our cash flows in the quarter.

All Medicare Advantage and Medicare Part D prescription drug policies are renewed on January 1, resulting in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarters of 2015 and 2016. As a result, we did not recognize significant renewal commission revenue in the second quarter of 2016 or second through fourth quarters of 2015 and do not expect significant renewal commission revenue in the third through fourth quarters of 2016. Renewal commissions for Medicare Advantage products are paid monthly; therefore the majority of renewal commissions for that product will be collected in quarters subsequent to the first quarter.

Six Months Ended June 30, 2016— Our operating activities provided cash of $7.3 million during the six months ended June 30, 2016 and consisted of net income of $17.6 million, increased by non-cash items of $8.4 million and offset by cash used by operating assets and liabilities and other activities of $18.7 million. Adjustments for non-cash items primarily consisted of $4.5 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $4.0 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of an decrease of $4.3 million in accounts receivable, a decrease of $0.6 million in prepaid expenses and other assets, a decrease of $0.6 million in accounts payable, a decrease of $5.9 million in accrued compensation and benefits, a decrease of $9.0 million in accrued marketing expenses, and an increase of $1.8 million in other liabilities.

Six Months Ended June 30, 2015—Our operating activities provided cash of $1.5 million during the six months ended June 30, 2015 and consisted of net income of $3.7 million, increased by non-cash items of $8.9 million and offset by cash used by operating assets and liabilities and other activities of $11.1 million. Adjustments for non-cash items primarily consisted of $5.1 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $3.9 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of a decrease of $2.0 million in accounts receivable, a decrease of $0.2 million in prepaid expenses and other assets, a decrease of $3.9 million in accounts payable, a decrease of $7.0 million in accrued marketing expenses, a decrease of $0.4 million in deferred revenue, an increase of $0.2 million in accrued compensation and benefits, an increase of $0.6 million in accrued restructuring charges and an increase of $1.7 million in other liabilities.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software (including capitalized internally-developed software) to enhance our website and to support our growth.

Six Months Ended June 30, 2016—Net cash used in investing activities of $2.3 million during the six months ended June 30, 2016 was due to the $2.3 million purchase of property and equipment and other assets.

Six Months Ended June 30, 2015—Net cash used in investing activities of $1.4 million during the six months ended June 30, 2015 was due to $1.4 million used to purchase property and equipment and other assets.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, and cash used to net-share settle equity awards. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Six Months Ended June 30, 2016—Net cash used in financing activities of $0.9 million during the six months ended June 30, 2016 was due to $0.9 million used to net-share settle the tax obligation related to vesting equity awards.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of June 30, 2016 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations

2016 (six months)	$2,340	$1,197	$3,537
2017	4,419	2,051	6,470
2018	3,222	646	3,868
2019	1,046	—	1,046
2020	1,075	—	1,075
Thereafter	2,445	—	2,445
Total	$14,547	$3,894	$18,441

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2015 and June 30, 2016, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2015	June 30, 2016
Cash (1)	$8,086	$7,066
Money market funds (2)	54,624	59,648
Total cash and cash equivalents	$62,710	$66,714

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2015 and June 30, 2016 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of June 30, 2016, one health insurance carrier represented 74% of our $13.9 million outstanding accounts receivable balance. As of December 31, 2015, three health insurance carriers represented 24%, 18% and 15%, respectively, for a combined total of 57% of our $9.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and June 30, 2016. We believe the potential for collection issues with any of our customers is minimal as of June 30, 2016. Accordingly, our estimate for uncollectible amounts at June 30, 2016 was not material.

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2015 and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and six months ended June 30, 2015 and 2016 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Humana	13%	16%	26%	27%
Anthem (1)	11%	9%	9%	8%
UnitedHealthcare (2)	11%	13%	10%	11%
Aetna (3)	8%	9%	9%	10%

(1)	Anthem includes other carriers owned by Anthem.

(2)	UnitedHealthcare includes other carriers owned by UnitedHealthcare.

(3)	Aetna includes other carriers owned by Aetna.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and principal financial officer, believes that our disclosure controls and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On January 26 and March 10, 2015, two purported class action lawsuits were filed against us, our former chairman and former chief executive officer, Gary L. Lauer (“Mr. Lauer”), and our former senior vice president and former chief financial officer, Stuart M. Huizinga (“Mr. Huizinga”), in the United States District Court for the Northern District of California.  On May 6, 2015, the Court consolidated the two cases.  On June 10, 2015, a consolidated complaint was filed.  The consolidated complaint alleges that the defendants made false and misleading statements regarding the Company’s financial performance, guidance and operations during an alleged class period of May 1, 2014 to January 14, 2015.  The consolidated complaint alleges that we and Messrs. Lauer and Huizinga violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The consolidated complaint seeks compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable/injunctive relief and such other relief as the court deems proper.  On July 15, 2015, defendants moved to dismiss the consolidated complaint. On March 14, 2016, the court entered an order granting the defendants' motion to dismiss the consolidated complaint with leave to file an amended consolidated complaint within 30 days, which was later extended to April 27, 2016. On April 27, 2016, plaintiff did not file an amended complaint but filed a notice of submission to the court's order dismissing the consolidated complaint. The court entered judgment in favor of defendants on May 27, 2016. Plaintiff did not file an appeal, and the time to appeal has expired.

In May 2016, we received a Notice of Proposed Agency Action and Opportunity for Hearing (the “Notice”) from the Office of the Montana State Auditor, Commissioner of Securities & Insurance (“CSI”). The Notice proposes that the CSI take disciplinary action against a number of parties, including us, for alleged violations of the Montana Insurance Code. Specifically, with respect to us, the Notice alleges that the Company sold short-term health insurance to at least 211 individuals between January 1, 2012 and April 20, 2015 without being appointed by the relevant health insurance carrier in violation of Montana law. The Notice also alleges that we misrepresented pertinent facts or insurance policy provisions in connection with the sale of short-term health insurance and made certain omissions and/or misrepresentations regarding short-term health insurance. The CSI seeks the following relief in the Notice (i) imposition of fines against us not to exceed $5,000 per violation; (ii) issuance of a cease and desist order to enjoin us from violations of the Montana Insurance Code; and (iii) suspension or revocation of our license to sell health insurance in Montana. We cannot estimate the likelihood of liability or the total amount of potential damages, if any, but an adverse result could have a material adverse impact on our financial condition and results of operations.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must continue to ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and several health insurance carriers have indicated that they are suffering financial losses in their individual and family health insurance business, particularly with respect to their sale of qualified health plans offered through government-run health insurance exchanges. As a result, certain major health insurance carriers for which we have sold individual and family health insurance have announced plans to exit the business of selling individual and family health insurance in a significant number of markets. As a result of these circumstances, certain major health insurance carriers for which we have sold individual and family health insurance have indicated that they do not plan to sell qualified health plans to subsidy-eligible individuals through the FFM and that they are exiting the individual and family health insurance market altogether in a large number of states. If health insurance carriers decline to sell individual and family health insurance, the number of plans offered on our website will be reduced, which could decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, a significant number of our members have purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. These members will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier during the upcoming open enrollment period if they desire to maintain individual and family health insurance. These circumstances could result in increased attrition in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. If additional health insurance carriers determine not to sell qualified health plans or exit the business of selling individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. In addition, we anticipate that premiums for individual and family health insurance will generally increase, perhaps substantially. If the cost of health insurance increases, we could experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we are not successful in retaining our existing members and enrolling a large number of individuals and families into individual and family health insurance plans during enrollment periods, our business will be harmed.

As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. The most recent open enrollment period for individual and family health insurance began on November 1, 2015 and ended on January 31, 2016 for coverage effective in 2016. Outside of the open enrollment period, individuals and families can only purchase new or change their existing individual and family health insurance if they qualify for a special enrollment period, which requires certain qualifying events such as losing employer-sponsored health insurance or moving to another state. Our revenue depends in large part on the number of paying individual and family health insurance members we are successful in retaining and the number of individual and family health insurance members we acquire during the health care reform open enrollment period. We may not be successful in retaining or acquiring individual and family health insurance plan members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced increased member attrition rates since the implementation of health care reform. We also experienced lower than expected individual and family health insurance application volumes during the last two open enrollment periods. These circumstances have resulted in lower individual and family health insurance plan membership. Open enrollment periods of limited duration in the individual and family health insurance markets have resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

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

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing. During 2014, our technology and content expense increased as a result of our investment in our technology platform. We also increased staffing in our customer care center in anticipation of higher demand and application volume during the most recent open enrollment period for coverage effective 2015. Despite our investment in these and other areas, our individual and family health insurance membership declined. While we may not determine to invest heavily in the health care reform open enrollment period, any investment we make in either the Medicare annual enrollment period or the health care reform open enrollment period may not result in a significant number of paying members. If it does not, our future profitability will be negatively impacted and our business, operating results and financial condition would be harmed.

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

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must maintain our technology platform to be able to enroll consumers in qualified health plans through the FFM in a scalable manner. If we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The Centers for Medicare and Medicaid Services, or CMS, has broad authority over the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. For example, CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process. As a result of the changes that we made to our online process in response to CMS requirements, we experienced a reduction in the rate at which individuals and families starting the application process for qualified health plan and subsidies became members. The FFM may not improve the process to a significant degree for the upcoming open enrollment period, and if it does not do so, we may have difficulty enrolling, and may not be able to enroll, individuals in qualified health plans in an efficient and scalable manner both during and outside of the annual open enrollment period and our number of qualified health plan enrollments could decline, which would result in our loss of existing members and new potential members, a reduction in our individual and family health insurance plan membership and harm our business, operating results and financial condition. We may also determine to significantly deemphasize our sale of qualified health plans through the FFM, which would result in a reduction in our individual and family and ancillary health insurance product membership and harm our business, operating results and financial condition. We may also be required to incur additional expense in enrolling subsidy eligible individuals in qualified health plans which would increase our cost of acquisition. In addition, health insurance exchange websites, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If exchanges experience these problems, particularly the FFM, we would not be successful in retaining and acquiring new individual and family health insurance plan members, and our business, operating results and financial condition would be harmed.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM. The agreements contain comprehensive privacy and security and other requirements. In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM. Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility. If we do not comply with applicable laws, regulations and requirements, our ability to enroll individuals in qualified health plans through the FFM could be terminated and we may be required to pay significant monetary penalties, which would harm our business operating results and financial condition. The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, we are required to translate significant portions of our website into Spanish for the next open enrollment period in certain jurisdictions in order to be able to offer qualified health plans to individuals in states where greater than 10% of the state’s population is Spanish speaking (currently California and Texas), and we may not meet this requirement and be able to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain and permit us to use certain access points to the FFM in order for us to be able to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain or permit us to use these access points, if the FFM changes them so that the technology we developed to integrate with the FFM does not work or results in errors, if CMS requests further changes to our online process for enrolling individuals into qualified health plans, or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed, particularly if we were not able to scalably and efficiently enroll individuals into qualified health plans online during the open enrollment period for individual and family health insurance. In addition, instability or changes to either the FFM website, particularly the portions used by consumers who are referred by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans, could negatively impact our ability to retain existing members and add new members and would harm our business, operating results and financial condition.

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

In part to attempt to satisfy the conditions necessary for us to use our Internet technology platform to enroll individuals into qualified health plans as a health insurance agent, and assist individuals in applying for subsidies through government-run health insurance exchanges, we have incurred significant operating expenses. The operating expenses that we incur may not result in increased revenue for a number of reasons both within and outside of our control. If our revenue does not offset our costs and operating expenses, our financial condition and results of operations could be negatively affected. For instance, we incurred significant technology and content expense in part to develop the capability to enroll individuals into qualified health insurance plans through exchanges. Despite our investment in this regard, our individual and family health insurance plan membership has declined. Furthermore, CMS has recently directed us to make changes to that process. If we are not successful in leveraging our technology to enroll subsidy-eligible individuals through the FFM in a scalable and efficient manner, do not successfully adopt or CMS does not adopt solutions that enable online enrollment through government-run health insurance exchanges in an ecommerce friendly experience, or either we or the government-run exchanges experience technical or other problems in connection with the enrollment of individuals in qualified health plans, we will lose existing members and new members or may not receive commissions for the plans that we sell through the government-run exchanges. We have also reduced headcount and other expenses across our business. We anticipate this reduction, implemented in March 2015, will make it more difficult for us to enroll individuals through health insurance exchanges and otherwise, which could result in a reduction in our membership and our commission revenue.

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

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, some health insurance carriers have exited or reduced individual and family health insurance selling efforts in certain markets, leading to changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. Some health insurance carriers, including large national health insurance carriers, have recently reduced or eliminated our commission rates for individual and family health insurance products because they no longer want us to sell them. As a result, we may elect not to offer those carriers’ individual and family health insurance products for sale on our website. Any reduction in the supply of the individual and family health insurance offered on our website may adversely impact demand for the individual and family health insurance we sell, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition would be harmed. While health insurance carriers that have reduced or eliminated individual and family health insurance commissions have generally informed us that they anticipate paying us commissions for individual and family health insurance that we sell during the upcoming open enrollment period, if they do not do so or if they do not increase our commissions to pre-reduction levels, our business, operating results and financial condition would be harmed. In addition, we are required to display or provide access to all qualified health insurance plans available through the FFM in our individual and family health insurance shopping process regardless of whether we receive commissions for the sale of those plans. If consumers choose health insurance products for which we receive lower or no commissions, our commission revenue per member could decline and our business, operating results and financial condition would be harmed.

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

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In addition, many aspects of health care reform have caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate. For instance, in addition to the medical loss ratio requirements, health care reform contains taxes and assessments on health insurance carriers that may make their businesses less profitable. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute health insurance plans in the Medicare, individual and family and small business markets in certain geographies or altogether. A small number of health insurance plans have limited our relationship with them so that we are able to only sell their qualified health plans through government-run health insurance exchanges and do not permit us to sell their individual and family health insurance plans outside of those exchanges. In the event we are not successful in gaining or maintaining the ability to sell Medicare, individual and family and qualified health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commission revenue, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety of health insurance plans we offer, cause a loss of commission revenue or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

Several health insurance carriers have recently publicly indicated that they are suffering losses in their individual and family health insurance businesses as a result of the impact of health care reform and have recently reduced or eliminated our individual and family health insurance commissions for new sales of individual and family health insurance products. While certain health insurance carriers that reduced or eliminated commissions have indicated that they plan to increase commission rates for individual and family health insurance sold in the open enrollment period, they are not obligated to do so and may determine not to increase commission rates or may pay no commissions for the sale of individual and family health insurance during the open enrollment period. If they do not increase commission rates to levels that existed prior to the reductions, our business, operating results and financial condition could be materially harmed. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance outside of the open enrollment period will reduce the plans that we are able to offer on our websites, which could result in less consumer demand for the individual and family health insurance that we sell, a reduction in our membership and harm our business operating results and financial condition. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including in-house agents and carrier websites, to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on their ecommerce platforms. In addition to reducing commission rates, health insurance carriers have ceased and may in the future cease selling qualified health plans or individual and family health insurance in certain markets or altogether. They may also determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance. If we lose these members, our business, operating results and financial condition could be harmed. In addition, a reduction in the individual and family health insurance products that we are able to offer as a result of carriers exiting the market in certain geographies or altogether, could adversely impact demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Changes in our management and key employees could affect our business and financial results.

Our success is dependent upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. Our former chief executive officer Gary L. Lauer resigned in May 2015, and Scott N. Flanders, a member of our board of directors, was appointed as our chief executive officer. In June 2016, William T. Shaughnessy resigned from his positions as president, chief operating officer and a member of our board of directors. Our former chief financial officer, Stuart M. Huizinga, resigned in July 2016, and our new senior vice president and chief financial officer David K. Francis began his service with us in July 2016. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our new chief executive officer and chief financial officer to integrate into our business.  The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel, which could harm our business, operating results and financial condition.  In connection with the transition, our new chief executive officer initiated a strategic review of our business that is currently in process and that may result in changes in our business strategy as well as our entering into new businesses.  The strategic review could result in our taking actions that have significant financial implications and could harm our operating results and financial condition in the near term.

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

  Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Significant additional consolidation may occur given the proposed acquisition of Humana by Aetna and the proposed acquisition of Cigna by Anthem. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 13% and 16% of our total revenue in the three months ended June 30, 2015 and 2016, respectively. Revenue derived from Humana represented approximately 26% and 27% of our total revenue in the six months ended June 30, 2015 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11% and 13% of our total revenue in the three months ended June 30, 2015 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 10% and 11% of our total revenue in the six months ended June 30, 2015 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 8% and 9% of our total revenue in the three months ended June 30, 2015 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 9% and 10% of our total revenue in the six months ended June 30, 2015 and 2016, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints pursuant to CMS rules and regulations. In addition, Medicare eligible individuals often receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales and marketing is not in compliance or gives rise to too many complaints. The termination of our relationship with health insurance carriers for this reason would reduce the products we are able to offer, result in the loss of commissions for past and loss of future sales and would otherwise harm our business, operating results and financial condition.

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, in February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed for approval with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed and approved by CMS, which could harm our business, operating results and financial condition. In addition, even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which also will make it difficult to adapt and optimize marketing partner websites and marketing material in a short amount time. Given these circumstances, the CMS guidance relating to third party websites could harm our business, operating results and financial condition.

Due to changes in CMS guidance or enforcement or interpretation of existing guidance applicable to our marketing and sale of Medicare products, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period. It could also result in the write-down of the value of goodwill and intangible assets acquired in connection with our PlanPrescriber acquisition and purchase of the Medicare.com domain name.

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

We may experience difficulties as a result of our implemented cost reduction plan.

In March 2015, we implemented an organizational restructuring and cost reduction plan. As part of the plan, we eliminated approximately 160 full-time positions in the United States, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. The majority of the restructuring activities comprising the plan were substantially completed in the first quarter of 2015, and we also eliminated certain positions in our China operation in that quarter. As a part of the reduction-in-force, we significantly reduced headcount in our customer care and enrollment and technology and content groups. These reductions could impair our ability to assist consumers seeking to purchase health insurance. They also constrain our ability to enhance our technology platforms as well as adapt our technology platforms and service to changes in the health insurance industry brought about by changes to the implementation of health care reform or for other reasons. The reductions also may impact our ability to enter new business areas and develop and enhance our existing products and services. In the aggregate, the reduction-in-force could harm our business, operating results and financial condition.

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

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-

consuming effort that needs to be re-evaluated frequently and is complicated by the expansion of our business operations.  Our management, including our chief executive officer and principal financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of June 30, 2016. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†*	Separation Agreement and Release, dated May 31, 2016, between Gary Lauer L. and eHealth, Inc.
10.2	†*	Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.
10.3	†*	Separation Agreement and Release, dated June 27, 2016, between William T. Shaughnessy and eHealth, Inc.
10.4	†*	Transition Agreement and Release, dated July 11, 2016, between Stuart Huizinga and eHealth, Inc.
10.5	†*	Employment Agreement, dated July 11 2016, between David Francis and eHealth, Inc.
10.6	†*	2016 Chief Executive Officer Bonus Plan
10.7	†*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.
10.8	†*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.
10.9	†*	Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016
10.10	†*	Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016
10.11	†*	Form of Severance Letter
10.12		Eighth Amendment to Standard Lease Agreement (Office) and Partial Termination of Lease dated June 23, 2016	Form 8-K	June 28, 2016
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Principal Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Principal Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2016.

eHealth, Inc.

/s/ Scott N. Flanders
Scott N. Flanders
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ Stuart M. Huizinga
Stuart M. Huizinga
Principal Financial Officer and Accounting Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†*	Separation Agreement and Release, dated May 31, 2016, between Gary Lauer L. and eHealth, Inc.
10.2	†*	Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.
10.3	†*	Separation Agreement and Release, dated June 27, 2016, between William T. Shaughnessy and eHealth, Inc.
10.4	†*	Transition Agreement and Release, dated July 11, 2016, between Stuart Huizinga and eHealth, Inc.
10.5	†*	Employment Agreement, dated July 11 2016, between David Francis and eHealth, Inc.
10.6	†*	2016 Chief Executive Officer Bonus Plan
10.7	†*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.
10.8	†*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.
10.9	†*	Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016
10.10	†*	Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016
10.11	†*	Form of Severance Letter
10.12		Eighth Amendment to Standard Lease Agreement (Office) and Partial Termination of Lease dated June 23, 2016	Form 8-K	June 28, 2016
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Stuart M. Huizinga, Principal Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Stuart M. Huizinga, Principal Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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