Form 10-Q
period 2016-09-30
eHealth, Inc.
filed 2016-11-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)			YES ☐	NO ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2016 was 18,341,531 shares.

EHEALTH, INC. FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	September 30, 2016
Assets	(Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$62,710	$67,268
Accounts receivable	9,647	7,613
Prepaid expenses and other current assets	5,185	5,964
Total current assets	77,542	80,845
Property and equipment, net	7,364	6,104
Other assets	4,697	4,348
Intangible assets, net	9,620	8,840
Goodwill	14,096	14,096
Total assets	$113,319	$114,233

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,012	$2,332
Accrued compensation and benefits	14,386	9,030
Accrued marketing expenses	10,698	1,656
Deferred revenue	392	1,416
Other current liabilities	3,448	3,922
Total current liabilities	31,936	18,356
Non-current liabilities	4,962	3,275
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	266,699	271,070
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	9,498	21,320
Accumulated other comprehensive income	193	181
Total stockholders’ equity	76,421	92,602
Total liabilities and stockholders’ equity	$113,319	$114,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue
Commission	$34,942	$29,941	$130,157	$133,977
Other	3,282	2,138	9,248	9,223
Total revenue	38,224	32,079	139,405	143,200
Operating costs and expenses:
Cost of revenue	443	30	3,527	2,747
Marketing and advertising	9,349	10,206	44,086	44,024
Customer care and enrollment	9,462	11,259	28,981	31,869
Technology and content	8,036	8,257	27,400	25,053
General and administrative	7,749	9,122	23,237	28,066
Restructuring charge (benefit)	—	(139)	4,541	(297)
Amortization of intangible assets	260	260	893	780
Total operating costs and expenses	35,299	38,995	132,665	132,242
Income (loss) from operations	2,925	(6,916)	6,740	10,958
Other income (expense)	(27)	7	(50)	(25)
Income (loss) before benefit for income taxes	2,898	(6,909)	6,690	10,933
Benefit for income taxes	(737)	(1,173)	(613)	(889)
Net income (loss)	$3,635	$(5,736)	$7,303	$11,822

Net income (loss) per share:
Basic	$0.20	$(0.31)	$0.41	$0.65
Diluted	$0.20	$(0.31)	$0.40	$0.65

Weighted-average number of shares used in per share amounts:
Basic	18,093	18,329	17,969	18,247
Diluted	18,240	18,329	18,079	18,323

Comprehensive income (loss):
Net income (loss)	$3,635	$(5,736)	$7,303	$11,822
Foreign currency translation adjustment	10	(5)	15	(12)
Comprehensive income (loss)	$3,645	$(5,741)	$7,318	$11,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2015	2016
Operating activities
Net income	$7,303	$11,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,122	2,749
Amortization of internally-developed software	449	659
Amortization of book-of-business consideration	1,998	1,608
Amortization of intangible assets	893	780
Stock-based compensation expense	5,434	5,356
Other non-cash items	180	(90)
Changes in operating assets and liabilities:
Accounts receivable	(618)	2,034
Prepaid expenses and other assets	(1,150)	(1,236)
Accounts payable	(3,892)	(456)
Accrued compensation and benefits	3,037	(5,356)
Accrued marketing expenses	(7,411)	(9,042)
Deferred revenue	2,650	1,024
Accrued restructuring charge	489	(433)
Other liabilities	(12)	(636)
Net cash provided by operating activities	12,472	8,783
Investing activities
Purchases of property and equipment and other assets	(2,335)	(3,165)
Net cash used in investing activities	(2,335)	(3,165)
Financing activities
Net proceeds from exercise of common stock options	1,326	60
Cash used to net-share settle equity awards	(824)	(1,044)
Principal payments in connection with capital leases	(57)	(64)
Net cash provided by (used in) financing activities	445	(1,048)
Effect of exchange rate changes on cash and cash equivalents	19	(12)
Net increase in cash and cash equivalents	10,601	4,558
Cash and cash equivalents at beginning of period	51,415	62,710
Cash and cash equivalents at end of period	$62,016	$67,268

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

Basis of Presentation—The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2016, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 14, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2015 and 2016 and its cash flows for the nine months ended September 30, 2015 and 2016. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2016.

In connection with the recent changes in our senior management and a strategic review of our business, we recorded approximately $5.5 million of severance, management consulting and legal fees in the nine months ended September 30, 2016, of which $4.8 million is included in general and administrative expenses and $0.7 million is included in marketing and advertising expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

Seasonality—A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Additionally, substantially all of the Medicare Advantage and Medicare Part D prescription drug policies we have sold renew on January 1 of each year, resulting in our recognizing substantially all renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in our first quarter. Our Medicare plan-related commission revenue is highest in our first quarter and is higher in our fourth quarter compared to our second and third quarters.

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

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In March 2016, the FASB issued ASU No. 2016-08 (ASU 2016-08) "Revenue from Contracts with Customers (Topic 606)." ASU 2016-8 requires an entity to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. The new ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-08 on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10 (ASU 2016-10), "Identifying Performance Obligations and Licensing." ASU 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). We are currently in the process of evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented on the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 (ASU 2016-09), "Improvements to Employee Share-Based Payment Accounting (Topic 718)." ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. It is effective for the first interim period beginning after December 15, 2016 and early adoption is permitted. We adopted this standard in the first quarter of 2016. Under ASU 2016-09, eHealth classifies the excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. As required by ASU 2016-09, this guidance was applied using a modified retrospective transition method and was effective as of January 1, 2016. The adoption of this guidance did not have a material effect to retained earnings or other components of equity or net assets at the beginning of the period of adoption. Under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flows from operations rather than as cash flows from financing activities. We elected to apply the cash flow classification guidance of ASU 2016-09 prospectively for the nine-months ended September 30, 2016. Prior periods were not adjusted. Under ASU 2016-09, when shares are withheld from an employee's exercise of stock awards to fund our payment of the employee's taxes, the payment is

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

classified as a financing activity. The adoption of this provision did not have a material effect on the cash flow statements from prior periods. In addition, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Note 2 – Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2015 and September 30, 2016, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2015 and September 30, 2016, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2015 and 2016.

As of December 31, 2015 and September 30, 2016, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2015	September 30, 2016
Cash	$8,086	$7,591
Money market funds	54,624	59,677
Total cash and cash equivalents	$62,710	$67,268

Our money market funds reflect unadjusted quoted prices in active markets for identical assets and are classified as Level 1 as of December 31, 2015 and September 30, 2016.

Accounts Receivable—As of December 31, 2015 and September 30, 2016, our accounts receivable consisted of the following (in thousands):

	December 31, 2015	September 30, 2016
Commission receivable	$6,136	$1,794
Accounts receivable—from other revenues	3,511	431
Commissions receivable—from Medicare renewals	—	5,388
Total accounts receivable	$9,647	$7,613

Note 3 – Stockholders’ Equity

Stock Plans—The following table summarizes activity under our 2014 Equity Incentive Plan, 2006 Equity Incentive Plan, 1998 Stock Plan and 2005 Stock Plan (collectively, the “Stock Plans”) (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2015	3,542
Restricted stock units granted	(763)
Options granted	(335)
Restricted stock units cancelled (1)	137
Options cancelled (2)	3
Shares available for grant at September 30, 2016	2,584

(1)
Restricted stock units cancelled does not include restricted stock units cancelled under the 2006 Equity Incentive Plan, as our 2006 Equity Incentive Plan has been terminated with respect to the grant of additional awards.

(2)	Options cancelled does not include stock options cancelled under the 2005 Stock Plan and 2006 Equity Incentive Plan, as these plans were terminated with respect to the grant of additional awards.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table summarizes stock option activity under the Stock Plans (in thousands, except per share amounts and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2015	1,275	$18.79	2.79	$—
Granted	335	$13.22
Exercised	(5)	$12.98
Cancelled	(605)	$16.63
Balance outstanding at September 30, 2016	1,000	$18.25	3.67	$45
Vested and expected to vest at September 30, 2016	954	$18.47	3.53	$40
Exercisable at September 30, 2016	682	$20.05	1.81	$1

(1)	Includes certain stock options with both service and market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2015 and September 30, 2016 and the exercise price of in-the-money options as of those dates.

The following table summarizes restricted stock unit activity, including performance-based and market-based restricted stock unit activity, under the Stock Plans (in thousands, except per share amounts and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding as of December 31, 2015	966	$15.62	2.83	$9,636
Granted	764	$11.39
Vested	(280)	$18.78
Cancelled	(208)	$10.22
Balance outstanding at September 30, 2016	1,242	$13.36	2.77	$13,901

(1)	Includes certain restricted stock units with both service and performance-based or market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2015 and September 30, 2016 multiplied by the number of restricted stock units outstanding as of December 31, 2015 and September 30, 2016, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three and nine months ended September 30, 2016. In addition to 10,663,888 shares repurchased under our past repurchase programs as of September 30, 2016, we have in treasury 451,987 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2015 and September 30, 2016, we had a total of 11,025,933 shares and 11,115,875 shares, respectively, held in treasury.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2015 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Stock options	$351	$191	$1,184	$825
Restricted stock units	1,225	1,156	4,250	4,531
Total stock-based compensation expense	$1,576	$1,347	$5,434	$5,356

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Marketing and advertising	$461	$19	$1,498	$1,038
Customer care and enrollment	110	90	366	360
Technology and content	362	384	1,308	1,293
General and administrative	643	854	2,149	2,665
Restructuring charge	—	—	113	—
Total stock-based compensation expense	$1,576	$1,347	$5,434	$5,356

Note 4 – Income Taxes

The following table summarizes our benefit for income taxes and our effective tax rates for the three and nine months ended September 30, 2015 and 2016 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Income (loss) before benefit for income taxes	$2,898	$(6,909)	$6,690	$10,933
Benefit for income taxes	$(737)	$(1,173)	$(613)	$(889)
Effective tax rate	(25.4)%	17.0%	(9.2)%	(8.1)%

In the three and nine months ended September 30, 2016, we recorded benefit for income taxes of $1.2 million and $0.9 million, respectively, primarily related to a $1.4 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to minimum tax and a foreign tax rate differential. We recorded a valuation allowance against the US deferred tax assets at the end of fiscal year 2014 and continue to maintain that full valuation allowance as of September 30, 2016 as we believe it is not more likely than not that the net deferred tax assets will be realized.

In the three and nine months ended September 30, 2015, we recorded a benefit for income taxes of $0.7 million and $0.6 million, respectively, primarily related to a $0.8 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to minimum taxes and a foreign tax rate differential.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Basic:
Numerator:
Net income (loss)	$3,635	$(5,736)	$7,303	$11,822
Denominator:
Weighted-average number of common stock shares outstanding	18,093	18,329	17,969	18,247
Net income (loss) per share—basic:	$0.20	$(0.31)	$0.41	$0.65
Diluted:
Numerator:
Net income (loss)	$3,635	$(5,736)	$7,303	$11,822
Denominator:
Weighted-average number of common stock shares outstanding	18,093	18,329	17,969	18,247
Weighted-average number of options	42	—	29	22
Weighted-average number of restricted stock units	105	—	81	54
Total common stock shares used in diluted per share calculation (1)	18,240	18,329	18,079	18,323
Net income (loss) per share—diluted:	$0.20	$(0.31)	$0.40	$0.65

(1)	Total common stock shares used in the diluted per share calculation excludes market-based stock unit awards for which the related contingency had not been met as of September 30, 2016.

For each of the three and nine month periods ended September 30, 2015 and 2016, we had securities outstanding that could potentially dilute net income (loss) per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted-average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Common stock options	1,205	1,443	1,313	1,307
Restricted stock units	218	700	339	271
Total	1,423	2,143	1,652	1,578

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 – Geographic Information and Significant Customers

Geographic Information— Our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2015 and September 30, 2016 were as follows (in thousands):

	December 31, 2015	September 30, 2016
United States	$35,341	$32,796
China	436	388
Total	$35,777	$33,184

Significant Customers—Substantially all revenue for the three and nine months ended September 30, 2015 and 2016 was generated from customers located in the United States. Health insurance carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2015 and 2016 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Humana	19%	9%	24%	23%
UnitedHealthcare (1)	11%	15%	10%	12%
Aetna (2)	9%	8%	9%	10%
Anthem (3)	10%	10%	10%	8%

(1)UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)Aetna includes other carriers owned by Aetna.
(3)Anthem includes other carriers owned by Anthem.

Commission revenue attributable to Medicare-related health insurance plans was approximately 22% and 44% of our commission revenue in the three and nine months ended September 30, 2016, respectively. Commission revenue attributable to Medicare-related health insurance plans was approximately 19% and 33% of our commission revenue in the three and nine months ended September 30, 2015, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 62% and 44% of our commission revenue in the three and nine months ended September 30, 2016, respectively. Commission revenue attributable to major medical individual and family health insurance plans was approximately 62% and 52% of our commission revenue in the three and nine months ended September 30, 2015. We define our individual and family plan offerings as major medical individual and family health insurance plans, which do not include small business, Medicare-related health insurance plan offerings and other ancillary products such as short-term, stand-alone dental, life, vision, and accident insurance plan offerings.

As of September 30, 2016, two customers represented 47% and 16% of our $7.6 million outstanding accounts receivable balance. As of December 31, 2015, three customers represented 24%, 18% and 15%, respectively, of our $9.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and September 30, 2016. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2016. Accordingly, our estimate for uncollectible amounts at September 30, 2016 was not material.

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Restructuring Charge

In March 2015, we implemented an organizational restructuring and cost reduction plan designed to rebalance our resources and help reduce our cost structure as a result of lower than expected individual and family health insurance plan membership and revenue. As part of the plan, we eliminated approximately 160 full-time positions in the United States, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred pre-tax restructuring charges of approximately $3.9 million for employee termination benefits and related costs and $0.6 million for facility and other termination costs. The majority of the restructuring charge was recorded in the first quarter of 2015, when the activities comprising the plan were approved and substantially completed. In March 2015, as part of our restructuring activities, we also eliminated certain positions in our China operation.

In the three and nine months ended September 30, 2016, we reversed $0.1 million and $0.3 million, respectively, related to facility exit costs as we reoccupied office space we had previously vacated and were also released from a lease for other office space we had previously vacated.

The following table summarizes the total cash and non-cash restructuring charge recorded during the three and nine months ended September 30, 2015 and 2016, respectively (in thousands):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	2015	2016	2015	2016
Employee termination costs	$—	$—	$3,791	$—
Non-cash employee termination costs - stock-based compensation	—	—	113	—
Facility and other termination costs	—	(139)	637	(297)
Total restructuring charge (benefit)	$—	$(139)	$4,541	$(297)

The following table summarizes the cash-based restructuring charge liability activity during the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended September 30, 2016
	Beginning balance	Charges	Payments	Benefits	Ending balance
Employee termination costs	$12	$—	$(12)	$—	$—
Facility and other termination costs (benefit)	421	—	(124)	(297)	—
Total restructuring liability	$433	$—	$(136)	$(297)	$—

EHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 - Commitments and Contingencies

Legal Proceedings— In May 2016, we received a Notice of Proposed Agency Action and Opportunity for Hearing (the “Notice”) from the Office of the Montana State Auditor, Commissioner of Securities & Insurance (“CSI”). The Notice proposed that the CSI take disciplinary action against a number of parties, including us, for alleged violations of the Montana Insurance Code. Specifically, with respect to us, the Notice alleged that we sold short-term health insurance to at least 211 individuals between January 1, 2012 and April 20, 2015 without being appointed by the relevant health insurance carrier in violation of Montana law. The Notice also alleged that we misrepresented pertinent facts or insurance policy provisions in connection with the sale of short-term health insurance and made certain omissions and/or misrepresentations regarding short-term health insurance. The CSI sought the following relief in the Notice (i) imposition of fines against us not to exceed $5,000 per violation; (ii) issuance of a cease and desist order to enjoin us from violations of the Montana Insurance Code; and (iii) suspension or revocation of our license to sell health insurance in Montana. In September 2016, the CSI dismissed us from the action without prejudice. We were not required to pay any amount or suffer any adverse consequence in connection with the dismissal.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2015 and September 30, 2016 we had no material liabilities included in our consolidated balance sheet for outstanding legal claims.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and membership; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments and impact to our operating results; our efforts to accelerate growth in the Medicare Advantage and Medicare Supplement market; our focus on the small business market; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our expectations regarding commission rates, conversion rates, membership attrition and retention rates; our increased focus in public policy and lobbying efforts; our expectations relating to the seasonality of our business; our expectations relating to the renewal of Medicare-related health insurance plans and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our critical accounting policies and related estimates; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative and legal challenges; the merits of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; timing of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; changes in competitive landscape; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2016, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Commission Revenue

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms. Commission revenue represented 91% and 93% of total revenue in the three and nine months ended September 30, 2015, respectively, and represented 93% and 94% of total revenue in the three and nine months ended September 30, 2016, respectively.

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

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part II, Item 1A. Risk Factors - Risks Related to Our Business. Various aspects of health care reform may impact our business positively. For instance, the mandate that individuals and families have qualified health insurance or face a tax penalty and the government providing individuals and families’ subsidies in the form of premium tax credits and cost sharing reductions are provisions in the law that could benefit our business. Notwithstanding these aspects of health care reform, the implementation of health care reform has significantly reduced our individual and family health insurance membership and individual and family health insurance commission revenue and could in the future have a material adverse effect on our business and results of operations. Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. For coverage effective in 2015, the open enrollment period ran from November 15, 2014 through February 15, 2015, and for coverage effective in 2016, the annual open enrollment period ran from November 1, 2015 through January 31, 2016. For coverage effective in 2017, the current enrollment period began on November 1, 2016 and is scheduled to run through January 31, 2017. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. The open enrollment period has changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. It also presents challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduces our ability to obtain new health insurance members outside of the open enrollment period. In addition, CMS tightened the requirements for individuals to qualify for a special enrollment period starting in 2016. We have not enrolled a significant number of individuals in individual and family health insurance outside of the open enrollment period.

A substantial number of individuals and families are eligible for subsidies under health care reform. Health care reform’s establishment of government-run health insurance exchanges, through which individuals and families must purchase qualified health plans to receive government subsidies, has increased our competition as individual and families may purchase qualified health plans directly from government exchanges. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through government-run exchanges. We have entered into an agreement with, and enrolled individuals and families into qualified health plans through, the Federally Facilitated Marketplace, or FFM, run by CMS. The FFM operated some part of the health insurance exchange in 37 states during the last health care reform open enrollment period.

Our ability to act as a health insurance agent for subsidy-eligible individuals purchasing qualified health plans through the FFM depends upon the FFM developing and maintaining an efficient, scalable and online enrollment process, and our ability to successfully enter into and maintain our agreement and integrate with the FFM. CMS has discretion to allow us to enroll individuals in qualified health plans through the FFM and broad authority over the requirements that we must meet in order to be able to do so. In addition to issuing new requirements, CMS has the authority to interpret existing requirements. In order to enroll individuals in subsidy-eligible plans over the Internet through the FFM, we need to meet a number of requirements relating to the display of information on our websites, as well as new and comprehensive privacy and security requirements. These requirements are evolving. For example, we were required to translate significant portions of our website into Spanish for the current open enrollment period in certain jurisdictions in order to be able to offer qualified health plans to individuals in states where greater than 10% of the state’s population is Spanish speaking (currently Texas). Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us.

CMS directed us and other web-based entities to make changes after the end of the last open enrollment period to the process we developed for enrolling individuals into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS requirements, which require that we use a different and more cumbersome pathway through which individuals are enrolled in qualified health plans, we experienced a substantial reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members. Near the time CMS directed us to change our process for enrolling individuals in qualified health plans, CMS indicated that it anticipated it would improve the alternative process that CMS directed us to use. To date, CMS has not made meaningful improvements to the process and has indicated that it no longer anticipates making important improvements. While we have engaged in discussions with CMS to allow us to use a process similar to the process we used during the last open enrollment period, CMS has determined to not allow us to do so. We expect that the reduced conversion rates for the process that CMS has directed us to use for enrolling individuals in qualified health plans will persist during the open enrollment period that began on November 1, 2016 and is scheduled to end January 31, 2017.  The reduced conversion rates result in higher marketing and advertising costs per submitted application and reduce the cost-effectiveness of our direct and online marketing programs.  As a result, we reduced our individual and family health insurance marketing spend outside of the open enrollment period in 2016 and plan reduced individual and family health insurance marketing spend during the current open enrollment period.  As a result of these circumstances, we expect to enroll a significantly lower number of individuals and families into individual and family health insurance plans during the current open enrollment period compared to the last open enrollment period, which would positively impact our 2016 financial results due to the reduction in marketing and advertising expenses, but contribute to significantly reduced individual and family health insurance membership and commission revenue for us in 2017 compared to 2016.

The future impact of health care reform on health insurance carriers that pay us our commission revenue is also unclear. Health insurance carriers have the ability to enter into or withdraw from health insurance markets and unilaterally change their relationship with us, including altering the manner and geographic areas in which they permit us to sell their products, changing the commission rates we receive for acting as a health insurance agent, and changing our relationship with them in any number of ways. As a result of higher medical utilization rates than carriers projected and for other reasons, major health insurance carriers for which we have sold individual and family health insurance have announced their exit from the individual and family health insurance market altogether or in a large number of states. Some of these carriers have indicated that they only plan to sell individual and family health insurance through government exchanges, such as the FFM. These circumstances will result in our offering a reduced number of individual and family health insurance plans on our website compared to last year’s open enrollment period, including several states and zip codes where we have no individual and family health insurance plans to offer. We anticipate that the reduction in the number of individual and family health insurance plans we are able to offer will lead to a decrease in demand for the individual and family health insurance that we sell. In addition, a significant number of our individual and family health insurance members purchased their individual and family health insurance from carriers exiting the individual and family health insurance market.  As a result, we expect to see increased attrition in our individual and family membership, because those members will need to shop for and purchase individual and family health insurance from another health insurance carrier during the current open enrollment period, if they desire to maintain individual and family health insurance.  If they do not purchase their individual and family health insurance through us, they will no longer be our members and we will not receive the related commission revenue. If additional health insurance carriers determine not to sell individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. We believe increased attrition and a reduction of the demand for individual and family health insurance plans that we sell will contribute to significant reduced individual and family insurance membership and commission revenue for us in 2017 compared to 2016.

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the current open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the current open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. While we do expect to see premium inflation offsetting some of the negative impact of lower commission rates, given that some of the carriers pay us based on percentage of premiums, the exact impact of these rate changes on our commission revenue will largely depend on the mix of individual and family health insurance products that we sell during the current open enrollment period as well as the mix of active individual and family health insurance plans held by our individual and family health insurance membership in 2017 and in future years. Additionally, to the extent an increase in the health insurance premiums consumers pay for the individual and family health insurance reduces demand for the individual and family health insurance that we sell or there is an overall deterioration in the commissions that we receive for plans that we sell in the current open enrollment period compared to the last open enrollment period, our business, operating results and financial conditions would be harmed.

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

Submitted Applications. Historically, we have experienced a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. Medicare Advantage applications submitted during the first, second and third quarters accounted for 45% of our total Medicare submitted applications in 2015, compared to 34% in 2014. Total Medicare product applications submitted outside of the annual enrollment period accounted for 55% of our total Medicare submitted applications in 2015, while 45% were submitted during the annual enrollment period in 2015. During the third quarter of 2016, submitted applications for Medicare Advantage products grew 16% compared to the third quarter of 2015, while submitted applications for all Medicare products, which also include Medicare Supplement and Medical Part D prescription drug plans, grew 26%. These growth rates represent a deceleration compared to strong growth rates we experienced in our Medicare business in the first half of 2016 and were driven in large part by a reduction in lead volume from certain business development partners as a result of CMS rule-related changes to their advertising and a change in sales and marketing guidelines issued by CMS. The change in sales and marketing guidelines resulted in our making changes to our Medicare product sales and marketing processes during the third quarter of 2016, which impacted the effectiveness of our call center agents in converting leads into submitted applications during the third quarter of 2016.

The number of individual and family health insurance applications submitted through us has historically been highest during the health care reform open enrollment period, which has begun in the fourth quarter and run into the first quarter of the following year. Individual and family applications submitted through us during the first quarter of 2016 were lower than the number of applications submitted through us during the fourth quarter of 2015, and 47% below the number of applications submitted through us during the first quarter of 2015. During the second and third quarters of 2016, individual and family applications submitted through us decreased 59% and 60%, respectively, compared to the second and third quarters of 2015. The second and third quarters are outside the health care reform open enrollment periods and the number of individual and family health insurance submitted applications in these periods has historically decreased compared to the first and fourth quarters. This trend has so far persisted in 2016. We expect our individual and family submitted applications will increase significantly during the fourth quarter of 2016, relative to the second and third quarters of 2016, as a result of the open enrollment period. However, since CMS will not allow us to use a process similar to the process we used during the last open enrollment period for enrolling individuals into qualified health plans through the FFM, we expect to enroll a significantly lower number of individuals into individual and family health insurance plans during the current open enrollment period, compared to the last open enrollment period, which would significantly and negatively impact our individual and family health insurance commission revenue in 2016 and in future years.

Members per Submitted Application. For Medicare-related health insurance, there is only one individual on a submitted application. However, for individual and family and certain ancillary health insurance plans, there may be more than one member per submitted application. We experienced a decline in the average number of members on individual and family health insurance applications submitted in the first quarter of 2015 compared to the second through fourth quarters of 2014, but consistent with the first quarter of 2014. The average improved in the second through fourth quarters of 2015 compared to the first quarter of 2015, but did not return to the same levels as the second through fourth quarters of 2014, and did not return to historical pre-healthcare reform rates. In the first quarter of 2016, we experienced a decline in the average number of members on individual and family health insurance applications submitted through us compared to the first quarter of 2015, but again experienced an increase during the second and third quarters of 2016 compared to both the first quarter of 2016 and second and third quarter of 2015.

Approval Rates and Initial Payment Rates. Approval rates for Medicare-related health insurance remained relatively consistent in 2014, 2015 and during the first nine months of 2016. Initial payment rates for approved Medicare-related health insurance plans remained relatively consistent in 2014 and 2015, but declined slightly in the second and third quarters of 2016 due to a change in carrier mix. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Individual and family health insurance approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefited from carriers paying us earlier on policies approved during the open enrollment period that ended in 2015 compared to the prior open enrollment period. The timing of carrier payments received during the first and second quarters of 2016 were similar to the first and second quarters of 2015. We believe that the more timely payment of commissions resulted from carriers being better prepared to handle large application volumes, and we also took steps to work with our carrier partners to ensure that their processes resulted in more timely commission payments to us in 2015 and thus far in 2016.

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

In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. During 2015 and 2016, for certain categories of enrollments that occur outside of the annual enrollment period, CMS allowed carriers to either prorate the commission payment for the number of months remaining in the calendar year or pay the broker a full year of commissions up-front. A number of carriers for which we sell Medicare products recently changed from paying us a full-year of commissions up-front to pro-rating their payments based on the number of months remaining in the calendar year, which negatively impacted our Medicare commission revenue in the third quarter of 2016 compared to the third quarter of 2015. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement policies sold by us are typically a percentage of the premium on the policy and paid to us until the policy is cancelled or we otherwise do not remain the agent on the policy. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of Medicare plan commission revenue.

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

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, the increased volume of health insurance applications submitted during the annual open enrollment periods compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we observed higher commissions on many of the individual and family health insurance plans that we sold during the 2015 open enrollment period for coverage effective in 2016 compared to policies that we sold during the 2014 open enrollment period for coverage effective in 2015. Recently, given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the current open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the current open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. While we do expect to see premium inflation offsetting some of the negative impact of lower commission rates, given that some of the carriers pay us based on percentage of premiums, the exact impact of these rate changes on our commission revenue will largely depend on the mix of individual and family health insurance products that we sell during the current open enrollment period as well as the mix of active individual and family health insurance plans held by our individual and family health insurance membership in 2017 and in future years. Additionally, to the extent an increase in the health insurance premiums consumers pay for the individual and family health insurance reduces demand for the individual and family health insurance that we sell or there is an overall deterioration in the commissions that we receive for plans that we sell in the current open enrollment period compared to the last open enrollment period, our business, operating results and financial conditions would be harmed.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year and improve each subsequent year. Additionally, the member retention rates on our individual and family membership were negatively impacted by health care reform throughout 2014, 2015 and the first three quarters of 2016. The number of new individual and family health insurance members added during the second and third quarter of 2016 and the second, third and fourth quarters of 2015 was not enough to offset the loss of existing members, resulting in a decline in individual and family health insurance estimated membership during those periods. As described in greater detail in Summary of Selected Metrics, our individual and family plan membership estimates are based on historical member attrition rates as we do not learn of membership cancellations for a period of time. We are now seeing that our actual attrition rates during the first half of 2016 were greater than the attrition rates we experienced in our individual and family health insurance business prior to that period. We believe the increased attrition related to premium inflation in the individual and family plan market. In addition, a significant number of our individual and family health insurance members purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. As a result, we may see further increased attrition in our individual and family membership, because those members will need shop for and purchase individual and family health insurance from another health insurance carrier during the current open enrollment period if they desire to maintain individual and family health insurance. If they do not purchase their individual and family health insurance through us, they will no longer be our members and we will not receive the related commission revenue. If additional health insurance carriers determine not to sell qualified health plans or exit the business of selling individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced.

Other Revenue

Online Sponsorship and Advertising. We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. Health insurance carriers commit to sponsorship and advertising on a quarterly basis, if at all, and generally determine prior to the quarter whether to purchase sponsorship and advertising from us and how much they are willing to spend. As a result, our sponsorship and advertising revenue is difficult to predict. As a result of the decrease in individual and family health insurance submitted applications in the first, second and third quarters of 2016 compared to 2015, our online sponsorship revenue related to individual and family health insurance plans similarly declined during these periods, a trend that we expect to continue in the fourth quarter of 2016.

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

See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for details regarding our recognition of online sponsorship and advertising revenue, technology licensing revenue and lead referral revenue.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the three months ended September 30, 2015 and 2016, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted on our websites were as follows:

	Three Months Ended September 30,
	2015	2016
Source of total submitted applications (as a percentage of total submitted applications for the period):
Direct	64%	66%
Marketing partners	31%	27%
Online advertising	5%	7%
Total	100%	100%

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

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Some of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with existing marketing partners and adding new marketing partners. While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Moreover, a significant portion of our referrals for the purchase of Medicare plans comes from a single marketing partner.

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

We have experienced substantially reduced conversion rates for qualified health plans since the last open enrollment period and anticipate that we will experience substantially reduced conversion rates for qualified health plans during the current open enrollment period, compared to the last open enrollment period. As a result, we have reduced our individual and family health insurance marketing expenditures and reduced individual and family marketing expenses for the current open enrollment period. Accordingly, we expect to enroll a significantly lower number of individuals into individual and family health plans during the current open enrollment period, compared to the last open enrollment period. The reduced enrollment, however will adversely impact our revenue and profitability in 2017 and beyond.

Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period during 2014, 2015 and 2016, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2014, 2015 and 2016, we began ramping up our customer care center staff during our third quarter to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarter of 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the annual open enrollment periods for individual and family health insurance that ended on February 15, 2015. In the first quarter of 2016, we retained substantially all of our Medicare sales and enrollment personnel to handle the anticipated increased volume of Medicare-related applications outside of the open enrollment period during 2016 compared to 2015. As a result of the increase in Medicare sales and enrollment personnel to handle the anticipated increase in volume of Medicare-related health insurance transactions during the Medicare annual enrollment period in the fourth quarter of 2016, we expect customer care and enrollment expenses to increase in the fourth quarter of 2016 compared to the fourth quarter of 2015.

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

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, investor relations, government affairs, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees. We incurred significant general and administrative expenses in the second and third quarters of 2016 in connection with the departure of our chief executive officer and chief financial officer, a strategic review of our business as well as government affairs and lobbying expenses relating to our individual and family health insurance business.

Restructuring Charge

On March 10, 2015, we implemented an organizational restructuring and cost reduction plan. As part of the plan, we eliminated approximately 160 full-time positions, representing approximately 15% of our workforce primarily in our technology and content and customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred a pre-tax restructuring charge of approximately $3.9 million for employee termination benefits and related costs and $0.6 million for facility and other termination costs. The majority of the restructuring charge was recorded in the first quarter of 2015, when the activities comprising the plan were substantially completed.

In the second and third quarters of 2016, we reversed $0.3 million related to facility exit costs as we reoccupied office space we had previously vacated and were also released from a lease for other office space we had previously vacated.

Strategic Review

In connection with recent changes in our executive management team, we conducted a strategic review of our business operations, examining potential areas of investment and strategic emphasis. As a result of this review, we have identified the following three key growth opportunities:

•	Leverage our technology strength and marketing expertise to accelerate our growth in Medicare product sales, including Medicare Advantage and Medicare Supplement plans.

•	Utilize the strong platform built for our individual and family health insurance business to pursue large, attractive opportunities in the small business group insurance market.

•	Pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group businesses.

In each of these areas of strategic growth emphasis, we intend to invest in and expand our technology-based product offerings, update our technology platform, utilize strategic partnerships to expand our product and market reach, and invest in optimizing our brand and our websites. In our individual and family health insurance business, we plan to continue to focus on profitability and cash flow maximization, while further reducing our individual and family plan-related marketing expenses. The significant level of investment required to implement these strategic plans will likely have a negative impact on future earnings for the fourth quarter of 2016 and for 2017.

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

In July 2016, we announced the resignation of Stuart M. Huizinga from his positions as our senior vice president and chief financial officer and the appointment of David K. Francis as our senior vice president and chief financial officer. Mr. Huizinga continued to serve as our principal financial officer and principal accounting officer to help finalize our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and he resigned such roles on September 30, 2016, at which time

Mr. Francis began his service as our chief financial officer and Jay W. Jennings began his service as our principal accounting officer. These executive changes resulted in increased general and administrative expenses, including severance costs, other personnel costs and stock-based compensation in the three and nine months ended September 30, 2016.

In October 2016, we announced the appointment of Robert S. Hurley as president, Medicare products and Tom G. Tsao as President, small business, individual and family products. Mr. Hurley previously served as executive vice president of sales and operations, and Mr. Tsao previously served as executive vice president, chief technology and product officer. We also announced that Mr. Francis will add the responsibilities of chief operations officer to his current responsibilities as senior vice president, chief financial officer, and principal financial officer. Among his other responsibilities, Mr. Francis will head key operational aspects of our business, including telesales and product and technology development.

Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended September 30, 2015 and 2016 and as of September 30, 2015 and 2016:

	Three Months Ended September 30,
	2015	2016	Percentage Change

Submitted applications:
Medicare submitted applications (1)	19,200	24,100	26%
IFP submitted applications (2)	22,500	8,900	(60)%
Other submitted applications (3)	70,600	56,400	(20)%
Total submitted applications (4)	112,300	89,400	(20)%

Medicare Advantage submitted applications (5)	14,800	17,100	16%

Commission revenue (in thousands):
Medicare commission revenue (6)	$6,578	$6,558	—%
IFP commission revenue (7)	21,535	17,137	(20)%
Other commission revenue (8)	6,829	6,246	(9)%
Total commission revenue (9)	$34,942	$29,941	(14)%

	As of September 30
	2015	2016	Percentage Change
Estimated membership:
Medicare estimated membership (10)	182,700	242,500	33%
IFP estimated membership (11)	518,000	390,400	(25)%
Other estimated membership (12)	397,400	355,600	(11)%
Total estimated membership (13)	1,098,100	988,500	(10)%

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

(2)
Major medical Individual and Family plan ("IFP") health insurance applications submitted on our website during the period. Applications are counted as submitted when the applicant completes the application, clicks the submit button on our website and submits the application to us. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application. We define our IFP offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans (primarily consisting of short-term, dental, life, vision, and accident insurance plans).

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

(4)
Applications for all health insurance plans submitted on our website or through our customer care center during the period. See notes (1), (2) and (3) above for more information as to what constitutes a submitted application.

(5)
Medicare Advantage plan health insurance applications submitted on our website or through our customer care center during the period. Applications are counted as submitted when the applicant completes the application and either clicks the submit button on our website or provides verbal authorization to submit the application. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application. Medicare Advantage submitted applications are included in Medicare submitted applications - See Note 1 above.

(6)	Commission revenue recognized on all Medicare-related health insurance during the period.
(7)	Commission revenue recognized on all IFP health insurance during the period, including commission overrides.
(8)	Commission revenue recognized on all insurance other than Medicare-related health insurance and IFP health insurance during the period.
(9)	Total commission revenue recognized on all insurance plans during the period.
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

•
For IFP health insurance plans, we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for the month that is six months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the six-month period; and (ii) the number of approved members over the six-month period prior to the date of estimation after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for each of the six months prior to the date of estimation and for estimated member cancellations through the date of the estimate. To the extent we determine we have received substantially all of the commission payments related to a given month during the six-month period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

•
For ancillary health insurance plans (such as short-term, dental, vision, accident and student), we take the sum of (i) the number of members for whom we have received or applied a commission payment for the month that is one to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the one to three-

month period); and (ii) the number of approved members over the one to three-month period prior to the date of estimation (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the one to three-month period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers. For small business health insurance plans, we estimate the number of members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Health insurance carriers often do not communicate policy cancellation information to us. We often are made aware of policy cancellations at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

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

During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following tables set forth our operating results and the related percentage of total revenues for the three and nine months ended September 30, 2015 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2016		2015		2016
Revenue:
Commission	$34,942	91%	$29,941	93%	$130,157	93%	$133,977	94%
Other	3,282	9	2,138	7	9,248	7	9,223	6
Total revenue	38,224	100	32,079	100	139,405	100	143,200	100
Operating costs and expenses:
Cost of revenue	443	1	30	—	3,527	3	2,747	2
Marketing and advertising	9,349	24	10,206	32	44,086	32	44,024	31
Customer care and enrollment	9,462	25	11,259	35	28,981	21	31,869	22
Technology and content	8,036	21	8,257	26	27,400	20	25,053	17
General and administrative	7,749	20	9,122	28	23,237	17	28,066	20
Restructuring charge (benefit)	—	—	(139)	—	4,541	3	(297)	—
Amortization of intangible assets	260	1	260	1	893	1	780	1
Total operating costs and expenses	35,299	92	38,995	122	132,665	95	132,242	92
Income (loss) from operations	2,925	8	(6,916)	(22)	6,740	5	10,958	8
Other income (expense)	(27)	—	7	—	(50)	—	(25)	—
Income (loss) before benefit for income taxes	2,898	8	(6,909)	(22)	6,690	5	10,933	8
Benefit for income taxes	(737)	(2)	(1,173)	(4)	(613)	—	(889)	(1)
Net income (loss)	$3,635	10%	$(5,736)	(18)%	$7,303	5%	$11,822	8%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Marketing and advertising	$461	$19	$1,498	$1,038
Customer care and enrollment	110	90	366	360
Technology and content	362	384	1,308	1,293
General and administrative	643	854	2,149	2,665
Restructuring charge	—	—	113	—
Total stock-based compensation expense	$1,576	$1,347	$5,434	$5,356

Three and Nine Months Ended September 30, 2015 and 2016

Revenue
The following tables present our commission, other revenue and total revenue for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Commission	$34,942	$29,941	$(5,001)	(14)%
Percentage of total revenue	91%	93%
Other	$3,282	$2,138	$(1,144)	(35)%
Percentage of total revenue	9%	7%
Total revenue	$38,224	$32,079	$(6,145)	(16)%

Commission revenue decreased $5.0 million, or 14%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to a decrease of $4.4 million in individual and family health insurance commission revenue and a decrease of $0.6 million in ancillary health insurance commission revenue, consisting primarily of short-term, dental, vision and accident plan offerings. The decrease in individual and family health insurance commission revenue was primarily due to decreased individual and family health insurance estimated membership for the period ended September 30, 2016 compared to the period ended September 30, 2015. The decrease in ancillary health insurance commission revenue was primarily due to decreased short-term health insurance estimated membership, and to a lesser extent dental and accident health insurance estimated membership, for the period ended September 30, 2016 compared to the period ended September 30, 2015.

Other revenue decreased $1.1 million, or 35%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due primarily to a decrease in online sponsorship and advertising revenue and technology licensing revenue.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percent
Commission	$130,157	$133,977	$3,820	3%
Percentage of total revenue	93%	94%
Other	$9,248	$9,223	$(25)	—%
Percentage of total revenue	7%	6%
Total revenue	$139,405	$143,200	$3,795	3%

Commission revenue increased $3.8 million, or 3%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to an increase of $15.6 million in Medicare-related commission revenue, partially offset by decreases of $9.1 million in individual and family health insurance commission revenue, $1.3 million in commission override revenue, and $1.3 million in ancillary health insurance commission revenue, consisting primarily of short-term, dental, vision and accident plan offerings. The increase in Medicare-related commission revenue is primarily due to increased Medicare estimated membership for the period ended September 30, 2016 compared to the period ended September 30, 2015. Commission revenue from renewals of Medicare Advantage and Medicare Part D prescription drug plans were approximately $29 million in the first quarter of 2016, representing approximately 52% annual growth compared to the first quarter of 2015. The decrease in individual and family plan commission revenue is primarily due to decreased individual and family health insurance estimated membership for the period ended September 30, 2016 compared to the period ended September 30, 2015. The decrease in ancillary health insurance commission revenue is primarily due to decreased dental health insurance estimated membership, and to a lesser extent short-term and accident health insurance estimated membership, for the period ended September 30, 2016 compared to the period ended September 30, 2015.

Other revenue decreased slightly in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

We expect commission revenue to increase marginally in absolute dollars in 2016 compared to 2015, primarily as a result of a continued increase in Medicare-related commission revenue, partially offset by decreases in individual and family health insurance commission revenue, and ancillary health insurance commission revenue. We also expect other revenue to decrease in absolute dollars in 2016 compared to 2015, primarily as a result of a decrease in technology licensing revenue.

Operating Costs and Expenses

Cost of Revenue

The following tables present our cost of revenue for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Cost of revenue	$443	$30	$(413)	(93)%
Percentage of total revenue	1%	—%

Cost of revenue decreased $0.4 million, or 93%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to a correction of an immaterial error and to fewer payments to marketing partners with whom we have revenue-sharing arrangements.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Cost of revenue	$3,527	$2,747	$(780)	(22)%
Percentage of total revenue	2%	2%

Cost of revenue decreased $0.8 million, or 22%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies and to fewer payments to marketing partners with whom we have revenue-sharing arrangements.

We expect cost of revenue to decrease in absolute dollars in 2016 compared to 2015, primarily as a result of the decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

Marketing and Advertising
The following tables present our marketing and advertising expenses for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Marketing and advertising	$9,349	$10,206	$857	9%
Percentage of total revenue	24%	32%

Marketing and advertising expenses increased $0.9 million, or 9%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to a $1.7 million increase in variable advertising costs partially offset by a $0.4 million decrease in salaries, benefits and other personnel costs and a $0.4 million decrease in stock-based compensation resulting from executive departures.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Marketing and advertising	$44,086	$44,024	$(62)	—%
Percentage of total revenue	32%	31%

Marketing and advertising expenses decreased $0.1 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due primarily to a $1.2 million decrease in salaries, benefits and other personnel costs due to the reduction-in-force announced in March 2015, and a $0.5 million decrease largely due to reversal of stock based compensation resulting from executive departures, partially offset by a $1.5 million increase in variable advertising costs.

We expect our marketing and advertising expenses to increase in absolute dollars in 2016 compared to 2015 due primarily to an increase in variable advertising costs related to our Medicare-related health insurance business, particularly during the Medicare annual enrollment period in the fourth quarter.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Customer care and enrollment	$9,462	$11,259	$1,797	19%
Percentage of total revenue	25%	35%

Customer care and enrollment expenses increased $1.8 million, or 19%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to a $1.5 million increase in compensation, benefits and other personnel costs relating to the Medicare-related health insurance business and a $0.3 million increase in facilities and other operating costs.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Customer care and enrollment	$28,981	$31,869	$2,888	10%
Percentage of total revenue	21%	22%

Customer care and enrollment expenses increased $2.9 million, or 10%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due primarily to a $2.3 million increase in compensation, benefits and other personnel costs relating to the Medicare-related health insurance business and a $0.4 million increase in facilities and other operating costs.

We expect customer care and enrollment expenses to increase in absolute dollars in 2016 compared to 2015 as we retained a larger number of agents after the last Medicare annual enrollment period and have hired additional customer care center personnel in connection with the current Medicare annual enrollment period to support the growth of our Medicare-related health insurance business.

Technology and Content

The following tables present our technology and content expenses for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percent
Technology and content	$8,036	$8,257	$221	3%
Percentage of total revenue	21%	26%

Technology and content expenses increased slightly in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percent
Technology and content	$27,400	$25,053	$(2,347)	(9)%
Percentage of total revenue	20%	17%

Technology and content expenses decreased $2.3 million, or 9%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a $2.8 million decrease in compensation, benefits and other personnel costs due to the reduction-in-force announced in March 2015, partially offset by a $0.4 million increase in facilities and other operating costs.

General and Administrative

The following tables present our general and administrative expenses for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percent
General and administrative	$7,749	$9,122	$1,373	18%
Percentage of total revenue	20%	28%

General and administrative expenses increased $1.4 million, or 18%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to a $0.6 million increase in compensation, benefits and other personnel costs resulting from severance and relocation costs, a $0.2 million increase in stock-based compensation resulting from executive changes and a $0.4 increase in third party fees related to review and analysis of strategic plans.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
General and administrative	$23,237	$28,066	$4,829	21%
Percentage of total revenue	17%	20%

General and administrative expenses increased $4.8 million, or 21%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due primarily to an increase of $2.0 million in compensation, benefits and other personnel costs resulting from severance and relocation costs and a $0.5 million increase in stock based compensation expense resulting from executive changes, a $0.9 million increase in legal fees and a $0.8 million increase in third party fees related to a review and analysis of strategic plans.

We expect general and administrative expenses to increase in absolute dollars in 2016 compared to 2015 as a result of severance costs, other personnel costs and stock-based compensation resulting from changes in our executive officers as well as third-party fees related to a review and analysis of strategic plans.

Restructuring Charge (benefit)

The following table presents our restructuring benefit for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Restructuring benefit	$—	$(139)	$(139)	N/A
Percentage of total revenue	—%	—%

During the three months ended September 30, 2016, we reversed $0.1 million related to facility exit costs as we were released from a lease for office space we had previously vacated.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Restructuring charge (benefit)	$4,541	$(297)	$(4,838)	(107)%
Percentage of total revenue	3%	—%

The organizational restructuring and cost reduction plan was implemented in March 2015 resulted in a restructuring charge of $4.5 million. These costs consisted primarily of $3.9 million for employee termination benefits and related costs and $0.6 million for facility and other termination costs. For the nine months ended September 30, 2016, we reversed $0.3 million related to facility exit costs as we reoccupied office space we had previously vacated and were also released from a lease for other office space we had previously vacated.

Amortization of Intangible Assets

The following tables present our amortization of intangible assets for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Amortization of intangible assets	$260	$260	$—	—%
Percentage of total revenue	1%	1%

Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was flat in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Amortization of intangible assets	$893	$780	$(113)	(13)%
Percentage of total revenue	1%	1%

Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased $0.1 million, or 13%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to certain assets that have been fully amortized compared to the prior period.

Other Income (Expense)
The following table presents our other income (expense) for the three and nine months ended September 30, 2015 and 2016 and the dollar and percentage changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Other income (expense)	$(27)	$7	$34	(126)%
Percentage of total revenue	—%	—%

Interest earned on our invested cash and foreign exchange gains in the three months ended September 30, 2016 were partially offset by administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations. In the three months ended September 30, 2015 administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligation were partially offset by interest earned on our invested cash and foreign exchange gains.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Other income (expense)	$(50)	$(25)	$25	(50)%
Percentage of total revenue	—%	—%

Administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations were partially offset by interest earned on our invested cash and foreign exchange gains in the nine months ended September 30, 2015 and 2016.

Benefit for Income Taxes
The following tables present our benefit for income taxes for the three and nine months ended September 30, 2015 and 2016 and the dollar changes from the prior year periods (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Benefit for income taxes	$(737)	$(1,173)	$(436)	59%
Percentage of total revenue	(2)%	(4)%

In the three months ended September 30, 2015 and 2016, we recorded a benefit for income taxes of $0.7 million and $1.2 million, respectively, representing effective tax rates of (25.4)% and 17.0%, respectively. The benefit for income taxes in the third quarters of 2015 and 2016 primarily related to a decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to a minimum taxes and a foreign tax rate differential.

	Nine Months Ended September 30,		Change
	2015	2016	Amount	Percentage
Benefit for income taxes	$(613)	$(889)	$(276)	45%
Percentage of total revenue	—%	(1)%

In the nine months ended September 30, 2015 and 2016, we recorded a benefit for income taxes of $0.6 million and $0.9 million, respectively, representing effective tax rates of (9)% and (8)%, respectively. The benefit for income taxes in the nine months ended September 30, 2015 and 2016, primarily related to a decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to a minimum taxes and a foreign tax rate differential. We expect the annual effective tax rate to remain consistent for the remaining period in fiscal 2016, excluding the impact of quarterly discrete items.

Liquidity and Capital Resources

At September 30, 2016, our cash and cash equivalents totaled $67.3 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, consist of money market funds. At December 31, 2015, our cash and cash equivalents totaled $62.7 million. The increase in cash and cash equivalents reflects $8.8 million provided by operating activities, offset by $3.2 million used to purchase property and equipment and other assets and $1.0 million used in net-share settled equity awards.
As of September 30, 2016, we have in treasury 451,987 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2015 and September 30, 2016, we had a total of 11,025,933 shares and 11,115,875 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2015 and 2016 (in thousands):

	Nine Months Ended September 30,
	2015	2016

Net cash provided by operating activities	$12,472	$8,783
Net cash used in investing activities	$(2,335)	$(3,165)
Net cash provided by (used in) financing activities	$445	$(1,048)

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items such as depreciation and amortization, including amortization of intangible assets, stock-based compensation expense and the effect of changes in working capital and other activities.

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During open enrollment periods for individual and family health insurance plans, we have experienced an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. During the Medicare annual enrollment period, we have experienced an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance may have positive or negative impacts on our quarterly cash flows. Consistent with prior years, marketing and advertising costs declined in the third quarter compared to the first and second quarters of 2016 and we expect marketing and advertising costs to increase during the fourth quarter of 2016 compared to the third quarter of 2016 due to an increase in submitted applications for Medicare plans and individual and family plans during the annual enrollment period, which will have a negative impact on our cash flows in the quarter.

All Medicare Advantage and Medicare Part D prescription drug policies are renewed on January 1, resulting in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarters of 2015 and 2016. As a result, we did not recognize significant Medicare renewal commission revenue in the second quarter and third quarters of 2016 or second through fourth quarters of 2015 and do not expect significant Medicare renewal commission revenue in the fourth quarter of 2016. Renewal commissions for Medicare Advantage products are paid monthly. As a result, the majority of renewal commissions for Medicare Advantage products has been collected in quarters subsequent to the first quarter.

 Our operating activities provided cash of $8.8 million during the nine months ended September 30, 2016 and consisted of net income of $11.8 million, increased by non-cash items of $11.1 million and decreased from changes in net operating assets and liabilities and other activities of $14.1 million. Adjustments for non-cash items primarily consisted of $5.8 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $5.4 million of stock-based compensation expense.

The cash decrease resulting from changes in in net operating assets and liabilities primarily consisted of a decrease of $9.0 million in accrued marketing expenses, a decrease of $5.4 million in accrued compensation and benefits, a decrease of $1.2 million in prepaid expenses and other assets, and a decrease of $0.5 million in accounts payable. These decreases were partially offset by an increase of $2.0 million in accounts receivable and $1.0 million increase in deferred revenue.

Cash provided by operating activities was $12.5 million during the nine months ended September 30, 2015 and consisted of net income of $7.3 million, increased by non-cash items of $12.1 million and decreased resulted from changes in net operating assets and liabilities and other activities of $6.9 million. Adjustments for non-cash items primarily consisted of $6.5 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $5.4 million of stock-based compensation expense. The cash decrease resulting from changes in net operating assets and liabilities and other activities primarily consisted of a decrease of $0.6 million in accounts receivable, a decrease of $1.2 million in prepaid expenses and other assets, a decrease of $3.9 million in accounts payable, a decrease of $7.4 million in accrued marketing expenses, a decrease of $2.7 million in deferred revenue, an increase of $3.0 million in accrued compensation and benefits and an increase of $0.5 million in accrued restructuring charge.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software (including capitalized internally-developed software) to enhance our website and to support our business operations.

Net cash used in investing activities of $3.2 million during the nine months ended September 30, 2016 was due to purchases of property and equipment and other assets.

Net cash used in investing activities of $2.3 million during the nine months ended September 30, 2015 was due to $2.3 million used to purchase property and equipment and other assets.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options, and cash used to net-share settle equity awards. Additionally, in periods in which we have an active stock repurchase program in effect, our financing activities include repurchases of common stock.

Net cash used in financing activities of $1.0 million during the nine months ended September 30, 2016 was due to $1.0 million used to net-share settle the tax obligation related to vesting equity awards.

Net cash provided by financing activities of $0.4 million during the nine months ended September 30, 2015 was due to proceeds of $1.3 million from the exercise of common stock options offset by $0.8 million used to net-share settle the tax obligation related to vesting equity awards.

Future Needs

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology marketing and advertising and customer care initiatives. In addition, our cash position could be impacted by investments we make to pursue our growth strategy. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing to the extent such funding sources are available.

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

In connection with the Mountain View, California lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The standby letter of credit has since been reduced to $0.1 million.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and certain contractual service and licensing obligations as of September 30, 2016 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total
2016 (remaining three months)	$1,096	$539	$1,635
2017	4,219	2,283	6,502
2018	3,048	878	3,926
2019	1,045	174	1,219
2020	1,075	—	1,075
Thereafter	2,445	—	2,445
Total	$12,928	$3,874	$16,802

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2015 and September 30, 2016, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2015	September 30, 2016
Cash (1)	$8,086	$7,591
Money market funds (2)	54,624	59,677
Total cash and cash equivalents	$62,710	$67,268

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2015 and September 30, 2016 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of September 30, 2016, one health insurance carrier represented 47% and 16%, respectively, of our $7.6 million outstanding accounts receivable balance. As of December 31, 2015, three health insurance carriers represented 24%, 18% and 15%, respectively, for a combined total of 57% of our $9.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and September 30, 2016. We believe the potential for collection issues with any of our customers is minimal as of September 30, 2016. Accordingly, our estimate for uncollectible amounts at September 30, 2016 was not material.

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2015 and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the three and nine months ended September 30, 2015 and 2016 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Humana	19%	9%	24%	23%
UnitedHealthcare (1)	11%	15%	10%	12%
Aetna (2)	9%	8%	9%	10%
Anthem (3)	10%	10%	10%	8%

(1)UnitedHealthcare includes other carriers owned by UnitedHealthcare.
(2)Aetna includes other carriers owned by Aetna.
(3)Anthem includes other carriers owned by Anthem.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In May 2016, we received a Notice of Proposed Agency Action and Opportunity for Hearing (the “Notice”) from the Office of the Montana State Auditor, Commissioner of Securities & Insurance (“CSI”). The Notice proposed that the CSI take disciplinary action against a number of parties, including us, for alleged violations of the Montana Insurance Code. Specifically, with respect to us, the Notice alleged we sold short-term health insurance to at least 211 individuals between January 1, 2012 and April 20, 2015 without being appointed by the relevant health insurance carrier in violation of Montana law. The Notice also alleged that we misrepresented pertinent facts or insurance policy provisions in connection with the sale of short-term health insurance and made certain omissions and/or misrepresentations regarding short-term health insurance. The CSI sought the following relief in the Notice (i) imposition of fines against us not to exceed $5,000 per violation; (ii) issuance of a cease and desist order to enjoin us from violations of the Montana Insurance Code; and (iii) suspension or revocation of our license to sell health insurance in Montana. In September 2016, the CSI dismissed us from the action without prejudice. We were not required to pay any amount or suffer any adverse consequence in connection with the dismissal.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. Many of the significant aspects of health care reform went into effect in 2014, although certain provisions were effective prior to 2014, such as medical loss ratio requirements for individual and family and small business health insurance and a requirement that persons 26 years of age and younger be able to stay on a parent’s health insurance plan.  Health care reform legislation required various departments of the executive branch to adopt regulations implementing its provisions. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of federal health care reform legislation and regulations. The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a substantial reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them as a result of our sale of health insurance plans, to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Beginning in 2014, health insurance carriers offering coverage in the individual or small business health insurance market must continue to ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and several health insurance carriers have indicated that they are suffering financial losses in their individual and family health insurance business. As a result, major health insurance carriers and other health insurance carriers for which we have sold individual and family health insurance have announced their exit from the individual and family health insurance business altogether or in a large number of states.  Some of these carriers have indicated that they only plan to sell individual and family health insurance through government exchanges, such as the FFM. As a result, the number of individual and family health insurance plans offered on our website will be reduced compared to last year’s open enrollment period, including several states and zip codes where we have no individual and family health insurance plans to offer, which we anticipate will decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, a significant number of our members have purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. These members will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier during the current open enrollment period if they desire to maintain individual and family health insurance. These circumstances could result in increased attrition in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. If additional health insurance carriers determine not to sell qualified health plans or exit the business of selling individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. In addition, we anticipate that premiums for individual and family health insurance will generally increase, perhaps substantially. If the cost of health insurance increases, we could experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

If we are not successful in retaining our existing members and enrolling a large number of individuals and families into individual and family health insurance plans during enrollment periods, our business will be harmed.

As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. The prior open enrollment period for individual and family health insurance began on November 1, 2015 and ended on January 31, 2016 for coverage effective in 2016. The open enrollment period for 2017 coverage began on November 1, 2016 and is scheduled to run through January 31, 2017. Outside of the open enrollment period, individuals and families can only purchase new or change their existing individual and family health insurance if they qualify for a special enrollment period, which requires certain qualifying events such as losing employer-sponsored health insurance or moving to another state. Our revenue depends in large part on the number of paying individual and family health insurance members we are successful in retaining and the number of individual and family health insurance members we acquire during the health care reform open enrollment period. We may not be successful in retaining or acquiring individual and family health insurance plan members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced increased member attrition rates since the implementation of health care reform. We also experienced lower than expected individual and family health insurance application volumes during the last two open enrollment periods. These circumstances have resulted in lower individual and family health insurance plan membership. Open enrollment periods of limited duration in the individual and family health insurance markets have resulted, and may in the future result, in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

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

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing. For example, during 2014, our individual and family health insurance technology and content expense increased as a result of our investment in our technology platform. We also have in the past increased staffing in our customer care center in anticipation of higher demand and application volume during the open enrollment period for individual and family health insurance coverage. Despite our investment in these and other areas, our individual and family health insurance membership declined. While we may not determine to invest heavily in the health care reform open enrollment period, any investment we make in either the Medicare annual enrollment period or the health care reform open enrollment period may not result in a significant number of paying members. If it does not, our future profitability will be negatively impacted and our business, operating results and financial condition would be harmed.

Our business may be harmed if we are not successful in enrolling subsidy-eligible individuals through government-run health insurance exchanges.

As a part of health care reform, each state is required to implement a health insurance exchange where individuals and small businesses can purchase health insurance. For states that do not implement a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, operated some part of the health insurance exchange in 37 states for the open enrollment period that began November 1, 2015 and ended on January 31, 2016. It may operate the health insurance exchange for a fewer or greater number of states in the future. Beginning in 2014, individuals and families whose incomes are between 133% and 400% of the federal poverty level are generally entitled to subsidies in connection with their purchase of health insurance. A federal regulation promulgated under the Patient Protection and Affordable Care Act clarifies that states may, but are not required to, allow agents and brokers such as us to market the qualified health plans offered on government-run health insurance exchanges and that are the plans that subsidy-eligible individuals must purchase in order to receive their subsidies. In order to offer qualified health plans, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states that did not establish their own exchange) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A large segment of the population is eligible for subsidies in connection with the purchase of health insurance, and a substantial number of our existing members are eligible for subsidies. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the FFM and have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. As a result, we may lose existing members who reside in states not supported by FFM and may not gain new subsidy-eligible members in those states, which could harm our business, operating results and financial condition. We also may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM and other government-run health insurance exchanges should we determine to offer qualified health plans through those other exchanges. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, many health insurance carriers, including major health insurance carriers, are exiting the individual and family health insurance market altogether or in a large number of states, and paying reduced or no commissions in the markets where they do plan to sell individual and family health insurance. During the current open enrollment period, we expect to see a meaningful reduction in our average commission rates compared to the last open enrollment period. As a result of these circumstances, and as a result of the FFM’s decision to not allow us to use the process we used during the last open enrollment period to enroll individuals and families through the FFM, we expect to substantially reduce our marketing expenses in our individual and family health insurance business. We anticipate that this expense reduction will result in a reduction in our individual and family health insurance enrollment, including enrollment in qualified health plans through the FFM, which would harm our business, operating results and financial condition.

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must maintain our technology platform to be able to enroll consumers in qualified health plans through the FFM in a scalable manner. If we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The Centers for Medicare and Medicaid Services, or CMS, has broad authority over the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. For example, CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process. As a result of the changes that we made to our online process in response to CMS requirements, we experienced a reduction in the rate at which individuals and families starting the application process for qualified health plan and subsidies became members. The FFM has not improved the process to a significant degree for the current open enrollment period, and while we made significant efforts to convince CMS to allow us to use the process we used during the last open enrollment period, CMS has declined our request to do so. As a result, we anticipate that we will not be able to enroll individuals and families in qualified health plans in an efficient and scalable manner during the upcoming annual open enrollment period and that our qualified health plan enrollments will decline significantly compared to the number of our qualified health plan enrollments during the prior open enrollment period, which would result in our loss of existing members and new potential members, a reduction in our individual and family health insurance plan membership and commission revenue and harm our business, operating results and financial condition. While we intend to continue to offer consumers the ability to purchase qualified health plans through the FFM on our ecommerce platform, we plan to significantly reduce our marketing expense compared to the prior open enrollment period, which would result in a reduction in our individual and family and ancillary health insurance product membership and harm our business, operating results and financial condition. In addition, to the extent that we do enroll individuals into qualified health plans through the FFM, the FFM website, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If the FFM experiences these problems, our business, operating results and financial condition would be harmed.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM. The agreements contain comprehensive privacy and security and other requirements. In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. There are risks and uncertainties relating to our ability to enroll individuals into qualified health plans online through the FFM. Among other things, we must maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility. If we do not comply with applicable laws, regulations and requirements, our ability to enroll individuals into qualified health plans through the FFM could be terminated and we may be required to pay significant monetary penalties, which would harm our business operating results and financial condition. The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, we were required to translate significant portions of our website into Spanish for the current open enrollment period in order to be able to offer qualified health plans to individuals in states where greater than 10% of the state’s population is Spanish speaking (currently Texas). If it is determined that the manner in which we translated our website, or the extent to which our website has been translated, is insufficient, we may not be allowed to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. If we are not successful in these regards, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. We also depend upon the Federal government for a number of things relating to our ability to enroll individuals online into qualified health plans through the FFM, including certain qualified health plan information that is required under the applicable regulations to be displayed on our website. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission. We also depend on the FFM to maintain and permit us to use certain access points to the FFM in order for us to be able to assist individuals in applying for subsidies and enrolling in qualified health plans online. If the FFM does not maintain or permit us to use these access points, if CMS requests further changes to our online process for enrolling individuals into qualified health plans, or if our technology and website or the FFM’s technology or website do not function or work together properly to allow us to assist with subsidy applications and enroll large numbers of individuals into qualified health plans in a short period of time, our business, operating results and financial condition would be harmed. In addition, instability or changes to either the FFM website, particularly the portions used by consumers who are referred by agents and brokers, or other FFM operations relating to agent and broker assisted enrollment in qualified health plans, could negatively impact our ability to retain existing members and add new members and would harm our business, operating results and financial condition.

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

We compete with government-run health insurance exchanges, among others. The exchanges may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them and determine the manner in which we may do so. The exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources, larger marketing budgets and greater public outreach capability than we do. They may also impact the process we use to enroll individuals and families through them in a manner that results in a reduction of the individuals and families that we are able to enroll through exchanges. Government exchanges may invest heavily in paid search advertising to a degree that increases paid search advertising cost for health insurance related Internet search terms. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. The exchanges also compete with us for new members, and under regulations adopted as a part of health care reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may contribute to a reduction in our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

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

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, major health insurance carriers and other health insurance carriers have exited or reduced individual and family health insurance selling efforts in a large number of states, leading to changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. We do not plan to offer carriers’ individual and family health insurance products for sale on our website if we do not receive commissions for the sale of those plans. Any reduction in the supply of the individual and family health insurance offered on our website may adversely impact demand for the individual and family health insurance we sell, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition would be harmed. Recently, given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the current open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the current open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. While we do expect to see premium inflation offsetting some of the negative impact of lower commission rates, given that some of the carriers pay us based on percentage of premiums, the exact impact of these rate changes on our commission revenue will largely depend on the mix of individual and family health insurance products that we sell during the current open enrollment period as well as the mix of active individual and family health insurance plans held by our individual and family health insurance membership in 2017 and in future years. Additionally, to the extent an increase in the health insurance premiums consumers pay for the individual and family health insurance reduces demand for the individual and family health insurance that we sell or there is an overall deterioration in the commissions that we receive for plans that we sell in the current open enrollment period compared to the last open enrollment period, our business, operating results and financial conditions would be harmed.

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

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for individual and family health insurance enrollments outside of the open enrollment period. In addition, many health insurance carriers recently indicated that they will eliminate commissions or pay reduced commissions for individual and family health insurance plans that we sell in the current open enrollment period compared to the last open enrollment period and/or reduce our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans we sell in the current open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance will reduce the plans that we are able to offer on our websites, which could result in less consumer demand for the individual and family health insurance that we sell, a reduction in our membership and harm our business operating results and financial condition. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including in-house agents and carrier websites, to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on their ecommerce platforms. In addition to reducing commission rates, health insurance carriers have ceased and may in the future cease selling qualified health plans or individual and family health insurance in certain markets or altogether. They may also determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance. If we lose these members, our business, operating results and financial condition could be harmed. In addition, a reduction in the individual and family health insurance products that we are able to offer as a result of carriers exiting the market in certain geographies or altogether, could adversely impact demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Changes in our management and key employees could affect our business and financial results.

Our success is dependent upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. Our former chief executive officer Gary L. Lauer resigned in May 2016, and Scott N. Flanders, a member of our board of directors, was appointed as our chief executive officer. In June 2016, William T. Shaughnessy resigned from his positions as president, chief operating officer and a member of our board of directors. Our former chief financial officer, Stuart M. Huizinga, resigned in July 2016, and our new senior vice president and chief financial officer David K. Francis began his service with us in July 2016. In September 2016, we announced the appointment of David K. Francis as our chief financial officer and Jay W. Jennings as our principal accounting officer. In October 2016, we announced the appointment of Robert S. Hurley as president, Medicare products and Tom G. Tsao as President, small business, individual and family products. Mr. Hurley previously served as executive vice president of sales and operations, and Mr. Tsao previously served as executive vice president, chief technology and product officer. We also announced that Mr. Francis will add the responsibilities of chief operations officer to his current responsibilities as senior vice president, chief financial officer, and principal financial officer. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our new chief executive officer and chief financial officer to integrate into our business. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel, which could harm our business, operating results and financial condition.

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

Our business may be harmed if we are not successful in executing our strategic investments and initiatives.

We have conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As a result of this review, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks and issues not discovered in our strategic review that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Significant additional consolidation may occur given the proposed acquisition of Humana by Aetna and the proposed acquisition of Cigna by Anthem. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 19% and 9% of our total revenue in the three months ended September 30, 2015 and 2016, respectively, Revenue derived from Humana represented approximately 24% and 23% of our total revenue in the nine months ended September 30, 2015 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11% and 15% of our total revenue in the three months ended September 30, 2015 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 10% and 12% of our total revenue in the nine months ended September 30, 2015 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 9% and 8% of our total revenue in the three months ended September 30, 2015 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 9% and 10% of our total revenue in the nine months ended September 30, 2015 and 2016, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform and our strategic review. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance plans sold through our ecommerce platform. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Our members may also choose to discontinue their health insurance plans for a variety of reasons. For example, our members may replace a health insurance plan purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new plans through other sources or use a different agent, if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Our expense reduction measures have impacted the number of our employees dedicated to customer service in our individual and family health insurance business, which could cause a greater number of individuals to be dissatisfied with our customer service. Consumers may also purchase health insurance plans directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members, and a significant number of our individual and family health insurance plan members will experience termination of their plans so that the plans are not effective in 2017. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members on new plans, our revenue will be negatively impacted.

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

Health insurance carriers whose Medicare plans we sell must approve our websites, our marketing material and call center scripts for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent.  These materials also must be filed with CMS. In addition, we use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS or a health insurance carrier requires changes to, disapproves, or delays approval, of our websites, our marketing material or call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition. CMS broadened its interpretation of rules and regulations relating to Medicare plan-related marketing material so that they apply to websites that we did not previously need to submit to health insurance carriers for approval and file with CMS. This broadened interpretation also applies the same approval and filing process to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing the marketing material with CMS, our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition. Further, if a marketing partner of ours does not consent to having its website or other marketing material filed with the CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referral could be delayed and our business, operating results and financial condition would be harmed. In addition, each time we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we need to resubmit them to our health insurance carriers and have them filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans during the Medicare annual enrollment period or otherwise, which could impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from selling Medicare plans during this period of review, which could harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

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

Our ability to sell Medicare-related health insurance plans as a health insurance agents depends upon maintenance of functioning information technology systems.

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

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, we recently experienced a reduction in lead volume from certain business development partners as a result of CMS rule related changes to their advertising. In addition, a change in sales and marketing guidelines issued by CMS. The change in sales and marketing guidelines resulted in our making changes to our Medicare product sales and marketing processes during the third quarter of 2016, which impacted the effectiveness of our call center agents in converting leads into submitted applications during the third quarter of 2016. In February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed for approval with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed and approved by CMS, which could harm our business, operating results and financial condition. Even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which also will make it difficult to adapt and optimize marketing partner websites and marketing material in a short amount of time. Given these circumstances, the CMS guidance relating to third party websites could harm our business, operating results and financial condition.

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

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans to reduce our compensation as a health insurance agent in connection with the sale of these plans. In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial condition would be harmed. CMS adopted regulations that changed the definition of a plan year from being twelve months from the effective date of a policy to January 1 through December 31 of each year, causing all Medicare Advantage and Medicare Part D prescription drug policies to renew on January 1 of each year. As a result, we record all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter of each year. This plan year change resulted in our recognition of minimal renewal commission revenue outside of the first quarter of each year beginning 2015, and we expect similar results in the future. During 2015 and 2016, for certain categories of enrollments that occur outside of the annual enrollment period, CMS allowed carriers to either prorate the commission payment for the number of months remaining in the calendar year or pay the broker a full year of commissions up-front. A number of carriers for which we sell Medicare products recently changed from paying us a full-year of commissions up-front to pro-rating their payments based on the number of months remaining in the calendar year, which negatively impacted our Medicare commission revenue in the third quarter of 2016 compared to the third quarter of 2015. In addition, CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug policies sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications during the fourth quarter, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event health care reform, the actions of the federal government or other circumstances decrease the demand for Medicare Advantage plans or other alternatives to original Medicare, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

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

The demand for health insurance marketed through our ecommerce platforms is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Many health insurance carriers, including major national health insurance carriers, have exited a large number of state insurance markets where we have historically represented their insurance plans or determined to pay reduced or no commissions for the sale of their plans and we may determine not to work with or otherwise be unable to offer health insurance plans from other health insurance carriers. If our ability to sell a variety of high-quality, affordable health insurance plans in the Medicare, individual and family, small business and ancillary product markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. For example, the cost of health insurance has increased substantially in many states as a result of health care reform implementation and many health insurance carriers have exited the individual and family health insurance business altogether or in a large number of states. Moreover, as a result of several carriers not desiring to sell individual and family health insurance, commission rate reduction and our decision not to sell plans where we would not receive a commissions a result of their reductions in our commissions for those sales, we are not able to sell individual and family health insurance plans that we have historically sold. This reduction in the supply we are able to offer consumers may adversely impact demand for the individual and family health insurance we sell, and if individuals and families do not purchase health insurance through us as a result of these circumstances, our business, operating results and financial condition would be harmed.

Health insurance carriers could determine to reduce or eliminate the commissions paid to us, which could harm our business and operating results.

Our commission rates, and the commission override payments we receive from health insurance carriers for achieving sales volume thresholds or other objectives, are either set by each carrier or negotiated between us and each carrier. Carriers have altered, and may in the future alter, the contractual relationships we have with them on short notice, either by renegotiation or unilateral action. If these contractual changes result in reduced commissions, our business may suffer and our operating results and financial condition would be harmed. For example, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the current open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the current open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. While we do expect to see premium inflation offsetting some of the negative impact of lower commission rates, given that some of the carriers pay us based on percentage of premiums, the exact impact of these rate changes on our commission revenue will largely depend on the mix of individual and family health insurance products that we sell during the current open enrollment period as well as the mix of active individual and family health insurance plans held by our individual and family health insurance membership in 2017 and in future years. Additionally, to the extent an increase in the health insurance premiums consumers pay for the individual and family health insurance reduces demand for the individual and family health insurance that we sell or there is an overall deterioration in the commissions that we receive for plans that we sell in the current open enrollment period compared to the last open enrollment period, our business, operating results and financial conditions would be harmed.

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

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of these factors. If we are not able to do so, our business, operating results and financial condition could be harmed. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. For instance, CMS issued guidance that health insurance carriers have interpreted to mean that websites and marketing material of our Medicare-related marketing partners must be filed with CMS before use. Before filing with CMS, these websites and marketing materials will need to undergo a review by health insurance carriers for whom we market Medicare products. Our marketing partners may not consent to having their websites or other marketing material filed with CMS, and we and health insurance carriers may not be able to dedicate the resources necessary to have the websites and marketing material reviewed. If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools. Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition and could result in a write-down of the value of intangible assets acquired in our PlanPrescriber acquisition.

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

We sell advertising space to health insurance carriers on our website through our sponsorship and advertising program. Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Health insurance carriers have generally determined not to spend on individual and family health insurance advertising through our sponsorship and advertising program as a result of the impact of health care reform on the profitability of their individual and family health insurance businesses. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship and advertising program will be adversely impacted. Since much of our sponsorship revenue depends upon the number of applications we submit to health insurance carriers, a reduction in demand for the carrier’s product (such as outside open enrollment periods) would reduce our sponsorship revenue and our business, operating results and financial condition could be harmed. The success of our sponsorship and advertising program depends on a number of other factors, including the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, the impact the advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our advertising. As a result, our business, operating results and financial condition could be harmed.

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

We license the use of our ecommerce technology to health insurance carriers and agents. Carriers use our platform to offer their own health insurance policies on their websites, and agents use it to power their quoting and online content. We are typically paid implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. Health care reform could reduce health insurance carrier and agent demand for our technology licensing platform as a result of the reduction in the number of health insurance carriers selling individual and family plan products, the medical loss ratio requirements that became effective in 2011, a desire to not sell or reduce selling efforts or for other reasons. In addition, health insurance carriers who currently use the platform could determine to cease using it, reduce the number and type of plans offered on the platform or renegotiate the fees that they pay, any of which would reduce the revenue we receive from our technology licensing business.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We may state possible outcomes as high and low ranges. Any range we provide is not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors and we may decide to suspend guidance at any time. We do not accept any responsibility for any projections or reports published by any such third parties.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of September 30, 2016. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016	Form 8-K	August 22, 2016
10.2		Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.
10.3	*	Transition Agreement and Release, dated July 11, 2016, between Stuart Huizinga and eHealth, Inc.	Form 10-Q	August 8, 2016
10.4	*	Employment Agreement, dated July 11 2016, between David Francis and eHealth, Inc.	Form 10-Q	August 8, 2016
10.5	*	2016 Chief Executive Officer Bonus Plan	Form 10-Q	August 8, 2016
10.6	*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Form 10-Q	August 8, 2016
10.7	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Form 10-Q	August 8, 2016
10.8	*	Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Form 10-Q	August 8, 2016
10.9	*	Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Form 10-Q	August 8, 2016
10.10	*	Form of Severance Letter	Form 10-Q	August 8, 2016
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates management contract or compensatory plan or arrangement.
**    Pursuant to applicable securities laws and regulations, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2016.

eHealth, Inc.

/s/ Scott N. Flanders
Scott N. Flanders
Chief Executive Officer
(Duly Authorized Officer on Behalf of the Registrant)

/s/ David K. Francis
David K. Francis
Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016	Form 8-K	August 22, 2016
10.2		Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.
10.3	*	Transition Agreement and Release, dated July 11, 2016, between Stuart Huizinga and eHealth, Inc.	Form 10-Q	August 8, 2016
10.4	*	Employment Agreement, dated July 11 2016, between David Francis and eHealth, Inc.	Form 10-Q	August 8, 2016
10.5	*	2016 Chief Executive Officer Bonus Plan	Form 10-Q	August 8, 2016
10.6	*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Form 10-Q	August 8, 2016
10.7	*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Form 10-Q	August 8, 2016
10.8	*	Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Form 10-Q	August 8, 2016
10.9	*	Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Form 10-Q	August 8, 2016
10.10	*	Form of Severance Letter	Form 10-Q	August 8, 2016
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates management contract or compensatory plan or arrangement.
**    Pursuant to applicable securities laws and regulations, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.