Form 10-K
period 2016-12-31
eHealth, Inc.
filed 2017-03-16
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(NASDAQ Global Select Market)

 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2016, the aggregate market value of its shares (based on a closing price of $14.02 per share) held by non-affiliates was $110,816,113. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 28, 2017 was 18,357,020 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

2

Table of Contents

EHEALTH, INC. FORM 10-K

3

PART I

ITEM 1.    BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and membership; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments and impact to our operating results; our efforts to accelerate growth in the Medicare Advantage and Medicare Supplement market; our focus on the small business market; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our expectations regarding commission rates, conversion rates, membership retention rates; our increased focus in public policy and lobbying efforts; our expectations relating to the seasonality of our business; our expectations relating to our business development and cross-selling efforts; our expectation relating to the renewal of Medicare-related health insurance plan and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our critical accounting policies and related estimates; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative and legal challenges; the merits of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; decreased conversion rates for health insurance exchange enrollments as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part I, Item A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General

eHealth, Inc. is the parent company of eHealthInsurance, a leading private health insurance exchange where individuals, families and small businesses can compare health insurance products from leading insurers side-by-side and purchase and enroll in coverage online through our websites (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com, and www.PlanPrescriber.com) or telephonically through our customer care centers. We market thousands of Medicare, individual and family, small business and ancillary health insurance plans from the nation's leading health insurance carriers, and provide consumers with powerful decision support tools, an intuitive shopping experience, a large library of proprietary content and real time customer care support to help with their plan selection and enrollment. Our ecommerce platform can be accessed directly through our websites as well as through our network of marketing partners. We are licensed to sell health insurance in all 50 states and the District of Columbia. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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

In connection with recent changes in our executive management team, we implemented a new operating structure in October 2016 to focus on our growth opportunities and objectives while operating the business more efficiently. The new business structure is comprised of two operating segments: Medicare and Individual, Family and Small Business. These segments reflect the way our management evaluates our business performance and manages our operations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations, Note 1 Summary of Business and Significant Accounting Policies and Note 9 Operating Segments, Geographic Information and Significant Customers, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information on segment and geographic information.

Our Business Model

We implemented a new operating structure in October 2016 to focus on our growth opportunities and objectives, while operating the business more efficiently. The new business structure is comprised of two operating segments, Medicare and Individual, Family and Small Business.

Medicare Products

We actively market a large selection of Medicare-related health insurance plans through our Medicare ecommerce platforms (www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com). Our Medicare ecommerce platforms and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue from commissions we receive from health insurance carriers. In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the policy and are paid to us until either the policy is cancelled or we otherwise do not remain the agent on the policy. As a result, much of our Medicare commission revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Individual, Family and Small Business Products

We actively market individual and family health insurance and small business health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. In addition we market a variety of ancillary products including but not limited to dental, vision, life, short term disability and long term disability insurance. These ancillary products are offered to our individual and family and small business customers and are also sold on a standalone basis. The commission payments we receive for individual and family, small business and ancillary health insurance plans are a percentage of the premium our customers pay for those plans, or a flat amount per member per month depending on the carrier that is offering the plan, the state and the size of the small business. Commission payments are typically made to us on a monthly basis until either the policy is cancelled or we otherwise do not remain the agent on the policy. As a result, much of our revenue for a given financial reporting period relates to policies that we sold prior to the beginning of the period and is recurring in nature. Additionally, health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Non-Commission Revenue Sources

In addition to our core business of marketing health insurance products to individuals, families and small businesses where we generate revenue from broker commissions, we have non-commission revenue sources including online sponsorship and advertising, technology licensing and lead referrals.

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

Technology Licensing We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers to market and distribute health insurance plans online. Health insurance carriers that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications.

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

Individual and family products are typically purchased by consumers under 65 years of age that do not have coverage through their employer. Small business group health insurance addresses the needs of businesses with 100 employees or less. Our current strategy is to target small businesses with 20 or fewer employees while also serving customers across the small business market. Individual, family and small business health insurance has historically been sold by independent insurance agents and, to a lesser degree, directly by insurance companies. Many of these agents are self-employed or part of small agencies, and they typically service only their local communities. In addition, many of these agents sell health insurance from a limited number of insurance carriers (in some cases only one), resulting in a reduced selection of plans for the consumer.

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. Among several other provisions, these laws and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; an open enrollment period for the purchase of individual health insurance; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels and a requirement that individuals and families purchase individual and family and small business health insurance through a government health insurance exchange to receive healthcare reform subsidies and cost-sharing credits

Individuals and families cannot purchase individual and family health insurance outside the Affordable Care Act annual open enrollment period until the open enrollment period for the following year, unless they qualify for a special enrollment period as a result of certain events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period.

Many health insurance carriers have reported significant losses in the individual and family health insurance market that they attribute to healthcare reform implementation. As a result of these losses, a number of major individual and family health insurance carriers have significantly limited their presence in this market or have exited it altogether. Health insurance carriers that have remained in the market have taken other actions, including reducing the commissions that we receive in connection with the sale of individual and family health insurance, reducing the number of individual and family health insurance products that they offer, changing their health care provider network structure, deductibles and other major aspects of the individual and family health insurance products that they sell, exiting certain geographic markets and reducing their marketing efforts, including the use of traditional and online health insurance agents like us.

We are party to an agreement with CMS that allows us to enroll subsidy-eligible individuals in qualified health insurance plans through the government-run health insurance exchange operated by the Federal government in the 36 states where the federal government is operating all or some part of the health insurance exchange. Pursuant to the agreement as well as applicable law and regulations, we must satisfy a number of conditions and requirements to enroll subsidy eligible individuals in qualified health plans. Because a large number of individuals have become eligible for subsidies as a result of health care reform, if we are not able to maintain functioning relationships with government-run health insurance exchanges to be able to enroll subsidy-eligible individuals over the Internet, we will have greater difficulty competing with government-run health insurance exchanges for members, could lose existing members and would be unable to enroll as many new individual and family health insurance members. At the beginning of 2016, CMS directed us to make changes to our process for enrolling subsidy-eligible individuals into qualified health plans through the federal health insurance exchange, including changes to the application form and process and to consumer disclosures provided on our website. These changes have negatively impacted the rate at which we were able to convert visitors to our website into submitted applications for qualified health plans.

While we have entered into relationships with state health insurance exchanges in states that do not utilize the federal health insurance exchange to be able to enroll individuals into qualified health plans, those state health insurance exchanges have not adopted qualified health insurance plan enrollment processes for health insurance agents that are efficient or entirely online. As a result, we generally do not enroll individuals and families in qualified health plans in these states.

The 2016 Presidential and Congressional elections resulted in the election of Donald Trump as President and a Republican-controlled Congress.  These election results have the potential to lead to significant changes to the Affordable Care Act and the regulatory environment impacting the market for individual and family health insurance products. The new administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act. Committees in the House of Representatives have released draft bills amending the Affordable Care Act.  Given the preliminary nature of the draft legislation in the House of Representatives and that any proposed legislation must be approved by the full House of Representatives and the United States Senate and signed into law by the President, it is difficult to estimate the impact of changes to the Affordable Care Act on our business and the overall market for health insurance , but the exchanges could harm our business and operating results.  However, we believe that successful efforts to restrict or replace the Affordable Care Act and to give the private sector a greater role in the individual and family health insurance market than it has received since the enactment of the Affordable Care Act could be favorable to our business.

Our Strategy

Our objective is to continue to strengthen and grow our position as a leading private online engagement and distribution platform for health insurance sold to individuals, families and small businesses, and to enter new business areas where this platform may be leveraged.

Key elements of our strategy are to:

Position Our Individual and Family Health Insurance Business for Potential Market Changes. The Affordable Care Act created a challenging environment for our individual and family health insurance business. As a result, we have been managing this business for profitability while our ability to enroll individuals and families has been constrained. We currently continue to pursue this strategy while investing profits that we generate from our individual and family health insurance business into growing our presence in the Medicare and small business group health insurance markets. At the same time we are carefully monitoring activities relating to the Affordable Care act and the post-election regulatory environment of the new Administration and retain the flexibility to pursue individual and family health insurance membership growth in the future should we see an opportunity do so.

Grow Our Medicare Opportunity: We plan to leverage our technology strength and marketing expertise to accelerate our growth in Medicare product sales, primarily in the Medicare Advantage and Medicare Supplement markets. Our Medicare membership has expanded significantly since we entered the market, and we plan to continue investing for growth in this important area. To support our Medicare growth strategy, we continue to invest in the technology behind our online and telephonic enrollment platforms and further develop demand generation programs in the Medicare market which include broadening our network of marketing partners, enhancing our brand and making our online marketing programs more effective. Our goal is to become the leading consumer engagement platform, trusted information source and transaction engine for Medicare eligible individuals looking to understand their Medicare-related health insurance options and to enroll into a product that best fits their needs.

Offer the Best, Multi-Channel Consumer Experience. We believe that providing the best consumer experience increases market adoption of our services, builds our brand awareness, drives word-of-mouth referrals and improves our visitor-to-member conversion rates. Our multi-channel approach of combing leading online information, decision support and enrollment capabilities with a licensed and well-trained telephonic, sales and support organization enhances the consumer experience. We intend to continue to further develop an online experience that empowers consumers with the knowledge, choice and services they need to select and purchase health insurance plans that best meet their needs.

Pursue the Large Opportunity in the Small Business Group Health Insurance Market: We plan to leverage the strong platform built for our individual and family health insurance business to significantly expand our presence in the small business group health insurance market. We believe that our existing technology platform and extensive relationships with insurance carriers provides us with the opportunity to differentiate and grow our services in the small business market. We have an existing small group membership representing less than 5% of our total membership base. Historically, we have not actively invested in marketing small business health insurance products. We plan to focus on small business groups of 20 employees or less and to increase our small business health insurance product marketing expenditures, increase the number of health insurance agents dedicated to selling small business health insurance and invest in significant enhancements to the technology supporting the sales and enrollment process in this market.

Increase Our Cross-Selling Efforts: We plan to pursue more aggressively the cross-selling opportunities and adjacencies that the Medicare-related and small business group health insurance markets present. We believe that by increasing the rate at which our members purchase ancillary products to complement the major medical health insurance products that we sell to them, we can achieve growth in the lifetime profitability of our members and provide for broader and stronger relationship with them. We have been successful in cross-selling ancillary products to our individual and family plan products, which has been an important contributor to our ability to maintain profitability in this business despite the decline in our membership base. Our goal is to replicate this strategy in the Medicare-related and small business health insurance markets.

Deepen and Expand Our Partnership with Leading Health Care Market Participants: We plan to enhance our business development efforts and actively pursue partnerships and business relationships with the participants in the health care industry, including insurers, providers, and pharmacies. We believe that this will allow us to expand and diversify our consumer reach and provide our customers with a comprehensive selection of health insurance and related services and products.

Increase Our Brand Awareness. We believe that building greater awareness of our brand is critical for our continued growth. A significant percentage of our website traffic is direct, and we intend to attempt to grow our direct website traffic by strengthening our brand awareness through a variety of marketing and public relations efforts.

Our Platforms and Technology

                Our ecommerce platforms and consumer engagement solutions are built to provide market leading information, decision support and transactional services to health insurance customers across the country. Our ecommerce platforms organize and present voluminous and complex health insurance information in an objective format that empowers individuals, families and small businesses to research, analyze, compare and purchase a wide variety of health insurance plans. The plans we offer include Medicare-related health insurance, small business group insurance, major medical individual and family health insurance coverage (such as preferred provider organization, health maintenance organization and indemnity plans), health savings account-eligible insurance plans, and ancillary health insurance plans (primarily short-term, dental, life, vision and accident insurance plans).

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous health insurance information according to each customer's specific insurance need. Our ecommerce platform enables consumers to compare health insurance plans in a side-by-side format based on plan characteristics such as price, plan type, deductible amount, co-payment amount and in-network and out-of-network benefits. Our recently developed Medicare plan comparison tool is designed to enable Medicare-eligible individuals to compare plan premiums, deductibles, out-of-pocket drug expenses, coverage limitations on medications and other aspects of Medicare-related health insurance plans. Our automated recommendation capability for individual and family health insurance presents a series of questions and recommends health insurance plans based on the consumer’s input. Our proprietary recommendation algorithms are carrier agnostic and are designed based on the several million customer assistance encounters our company has facilitated.

Online Rate Quoting and Comprehensive Plan Information. Our ecommerce platforms instantly provide consumers online rate quotes and comprehensive plan benefit information from a large number of health insurance carriers. After entering relevant information on our website, our platforms allow consumers to instantly receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format. The consumer can sort through the quoted plans based on price, health insurance carrier or deductible amount, or search the list of quoted plans to obtain a subset based on certain consumer preferences. Medicare-eligible individuals may also obtain annualized cost comparisons that include out-of-pocket estimates for their prescription drugs.

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

Revenue derived from Humana represented approximately 23% of our total revenue in each of the years ended December 31, 2014, 2015 and 2016. Revenue derived from carriers owned by Anthem represented approximately 11%, 9% and 8% of our total revenue in 2014, 2015 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 10%, 11% and 13% of our total revenue in 2014, 2015 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 10% of our total revenue in each of the years ended December 31, 2014, 2015 and 2016.

Marketing

We focus on building brand awareness, increasing customer visits to our websites, increasing Medicare customer visits to our website and telephonic sales centers and converting these visitors into members. Our marketing initiatives are varied and numerous. They include:

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

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website and call centers through a pay-for-performance network, comprised of hundreds of partners that drive consumers to our ecommerce platform and call centers. These partners include online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; financial and online services partners in industries such as banking, insurance, mortgage and association partners; affiliate programs; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail and television advertising. We also seek to enter with strategic relationships with health care industry participants such as pharmacies and other providers where our acquisition costs may be less or on a basis other than the basis we generally use to compensate our marketing partners.

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

Government Regulation and Compliance

We distribute health insurance plans in all 50 states and in the District of Columbia.  The health insurance industry is heavily regulated. In addition to the Affordable Care Act, each of these jurisdictions has its own rules and regulations relating to the offer and sale of health insurance plans, typically administered by a department of insurance. State insurance departments have administrative powers relating to, among other things: regulating premium prices; granting and revoking licenses to transact insurance business; approving individuals and entities to which, and circumstances under which, commissions can be paid; regulating advertising, marketing and trade practices; monitoring broker and agent conduct; and imposing continuing education requirements. We are required to maintain valid life and/or health agency and/or agent licenses in each jurisdiction in which we transact health insurance business.

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

As a part of health care reform, each state was required to establish a health insurance exchange where individuals, families and small businesses can purchase health insurance. For states that are not operating a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The Federally-Facilitated Marketplace, or FFM, operated some part of the health insurance exchange in 36 states during 2016. Among other things, the FFM and government exchanges in the states not served by the FFM have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Qualified health insurance plans that individuals, and families must purchase in order to receive health care reform related financial assistance in the form of subsidies to purchase health insurance must be purchased through government health insurance exchanges.

Government exchanges have invested significant amounts to raise consumer awareness and drive consumers to their health insurance marketplaces through Internet, television, radio, email and print advertising. In addition, government exchanges rank highly in algorithmic Internet search rankings for terms related to health insurance. Government exchange marketing efforts have resulted in significant competition and also have increased the cost of generating demand for individual and family health insurance online. Notwithstanding our relationships with government-run health insurance exchanges to enroll individuals into qualified health plans through them, government-run health insurance exchanges are a significant source of competition given the large number of subsidy-eligible individuals that must purchase their health insurance through the exchanges to receive their subsidies and given that those individuals and families that we enroll through government exchanges establish a relationship with the government exchanges when we do so and may receive marketing directly from the government exchanges. We have entered into an agreement with CMS to allow us to enroll subsidy-eligible individuals in a qualified health insurance plans over the Internet through the FFM. While we have entered into agreements with states that operate their own health insurance exchanges to be able to offer qualified health plans in those states, these states have not implemented a qualified health insurance enrollment process for health insurance agents that are efficient or entirely online, and we generally do not enroll subsidy-eligible individuals in qualified health plans in those states.

Insurance carriers. Many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers and to a much lesser extent to small businesses. Health insurance carriers have become more experienced in marketing their products directly to consumers both over the Internet and through more traditional channels, which has resulted in increased competition.

Other agents and brokers. We compete with agents and brokers who offer and sell health insurance plans utilizing traditional offline distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. In addition, a number of online health insurance agents like us generate demand over the Internet and sell health insurance to individuals over the Internet and using call centers. Some of these online agents have agreements with CMS, similar to us, that allow them to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet in the states where the federal government is operating the health insurance exchange. As a result, we compete with these companies for consumers eligible for Affordable Care Act subsidies as well as for consumers who are not subsidy eligible.

Internet marketers. There are many internet marketing companies that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and health insurance carriers. We compete with internet marketing companies for individuals who are looking to purchase health insurance.

Seasonality

Much of our Medicare plan enrollment activity occurs during the annual open enrollment period, which occurs during our fourth quarter. In 2015 and 2016, our enrollments outside of the Medicare annual enrollment period were a significant portion of our total annual Medicare enrollments and we plan to attempt to further grow the contribution from non-annual open enrollment period sales, which would help to mitigate some of the traditional seasonality in our Medicare-related health insurance business. Additionally, substantially all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, resulting in our recognizing substantially all Medicare Advantage and Medicare Part D prescription drug plan annual renewal commission revenue in our first quarter. Accordingly, total Medicare plan-related commission revenue is highest in our first and fourth quarters and lowest in our second and third quarters.

The most recent open enrollment period for individual and family health insurance began on November 1, 2016 and ended on January 31, 2017, for coverage effective in 2017. CMS has proposed that the next annual open enrollment period for individual and family health insurance runs from November 1, 2017 through December 15, 2017 for coverage effective in 2018. Individuals and families generally will not be able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period by meeting certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance, in which case they may purchase individual and family health insurance during a special enrollment period. We expect the number of applications submitted for individual and family health insurance will be highest during the first and fourth quarters of 2017 as a result of the annual open enrollment period and lowest during the second and third quarters of 2017, outside of the annual open enrollment period. Should the proposed CMS rule changing the dates for the upcoming open enrollment period become effective, we expect the seasonality of our individual and family health insurance business to be impacted. We expect a reduction in the number of individual and family health insurance applications that are submitted through us in the first quarter of 2018. We may also experience an increase in the number of individual and family health insurance applications in the fourth quarter of 2017.

Since a significant portion of our marketing and advertising expenses are driven by the number of health insurance applications submitted on our ecommerce platform, those expenses are influenced by seasonal submitted application patterns. As a result, we expect marketing and advertising expenses for individual and family health insurance will be highest during the first and fourth quarters of 2017 as a result of the annual open enrollment period and lowest during the second and third quarters of 2017, outside of the annual open enrollment period. In the event the proposed CMS rule changing the dates for the upcoming annual open enrollment period for individual and family health insurance becomes effective, it could cause more individuals to submit individual and family health insurance applications in the fourth quarter of 2017 rather than the first quarter of 2018, which could result in an increase in marketing and advertising expenses in the fourth quarter of 2017 compared to our expectations. We expect marketing and advertising expenses for Medicare-related plans will be highest during the fourth quarters of 2017 as a result of the Medicare annual open enrollment period and lower during the first, second and third quarters of 2017, outside of the annual open enrollment period.

Our net income (loss) in a given quarter is significantly impacted by the factors above. Accordingly, we expect our net income will be higher during our first quarter when we recognize substantially all of our Medicare Advantage and Medicare Part D prescription drug plan annual renewal commission revenue and our net income will be lowest (or net loss will be highest) during our fourth quarter when we incur a significant portion of our marketing and advertising expenses.

This seasonality is subject to change in future periods, particularly in connection with any change in the timing of the annual open enrollment periods.

Employees

As of December 31, 2016, we had 944 full-time employees, of which 28 were in marketing and advertising, 460 were in customer care and enrollment, 292 were in technology and content and 164 were in general and administrative.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate requiring individuals to maintain health insurance or face tax penalties; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; assistance for member run health insurance issuers; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; requirements for uniform disclosure relating to the costs and benefits of health insurance; government subsidized high risk pools; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a substantial reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them as a result of our sale of health insurance plans, to exit the business of selling individual and family health insurance plans in particular jurisdictions or altogether, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and several health insurance carriers have indicated that they are suffering financial losses in their individual and family health insurance business. As a result, major health insurance carriers and other health insurance carriers for which we have sold individual and family health insurance have exited the individual and family health insurance business altogether or in a large number of states.  Some of these carriers have indicated that they only plan to sell individual and family health insurance through government exchanges. As a result, the number of individual and family health insurance plans offered on our website has been reduced, including many states and zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, a significant number of our members have purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. These members have or will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances could result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. If additional health insurance carriers determine not to sell qualified health plans or exit the business of selling individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. In addition, we anticipate that premiums for individual and family health insurance will generally increase under the Affordable Care Act as it currently exists, perhaps substantially. If the cost of health insurance increases, we could experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

The 2016 Presidential and Congressional elections resulted in the election of Donald Trump as President and a Republican-controlled Congress.  These election results have the potential to lead to significant changes to the Affordable Care Act and the regulatory environment impacting the market for individual and family health insurance products. The new administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act. Committees in the House of Representatives have released draft bills amending the Affordable Care Act.  Given the preliminary nature of the draft legislation in the House of Representatives and that any proposed legislation must be approved by the full House of Representatives and the United States Senate and signed into law by the President, it is difficult to predict the impact of changes to the Affordable Care Act on our business and the overall market for health insurance.  While actions to  repeal or modify the Affordable Care Act could be beneficial to our business, they may also harm our business and our ability to sell health insurance and result in a decrease in demand for the health insurance we sell, any of which could materially harm our business, operating results and financial condition.   In addition, the President and the executive branch of the Federal government have a significant impact on the implementation of the provisions of the Affordable Care Act through the adoption of regulations, and President Trump’s administration could make changes impacting the implementation of the Affordable Care Act that harm our business, operating results and financial condition.

If we do not retain our existing members and enroll a large number of individuals and families into health insurance plans during the enrollment periods, our business will be harmed.

Medicare Advantage and Medicare Part D prescription drug plans are required to be purchased during an annual enrollment period, subject to certain exceptions. As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. Our revenue depends in large part on the number of paying individual and family and Medicare-related health insurance members we are successful in retaining and on those we acquire during the enrollment periods. We may not be successful in retaining or acquiring members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced a decrease in our individual and family membership retention rates since the implementation of health care reform. We also experienced significantly lower individual and family health insurance application volumes during the last two open enrollment periods. These circumstances have resulted in lower individual and family health insurance plan membership. Open enrollment periods of limited duration in the individual and family health insurance markets have resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition, particularly given that the open enrollment period for individual and family health insurance overlaps with the annual enrollment period for the Medicare plans that we sell.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the health care annual open enrollment period and/or the Medicare annual enrollment period. We hire a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell individual and family health insurance or Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could suffer a reduction in our membership and our business, operating results and financial condition could be harmed. CMS recently proposed reducing the length of the open enrollment period for individual and family health insurance so that it runs from November 1 to December 15 for coverage to be effective in 2018.  If this proposed rule becomes final, it could amplify the risks we face as a result of open enrollment periods. In addition, reduction in the amount of time we have to enroll individuals and families during the open enrollment period could result in a reduction in our membership and harm our business, operating results and financial condition.

If investments we make in enrollment periods do not result in a significant number of paying members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not resulted in the results we expected when making those investments. Any investment we make in either the Medicare annual enrollment period or the health care reform open enrollment period may not result in a significant number of paying members. If it does not, our business, operating results and financial condition would be harmed.

Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the state’s health insurance exchange (or the FFM in states that did not establish their own exchange) and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A large segment of the population is eligible for subsidies in connection with the purchase of health insurance, and a substantial number of our existing members are eligible for subsidies. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the FFM and have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. As a result, we may lose existing members who reside in states not supported by FFM and may not gain new subsidy-eligible members in those states, which could harm our business, operating results and financial condition. We also may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition.

In order to sell qualified health plans to subsidy eligible individuals during the open enrollment period, we must establish and maintain relationships with government-run health insurance exchanges, particularly the FFM, and given that at least a part of the qualified health insurance plan enrollment process must occur through the health insurance exchanges, we must maintain our technology platform to be able to enroll consumers in qualified health plans through the FFM in a scalable manner. If we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The Centers for Medicare and Medicaid Services, or CMS, has broad authority over the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process. As a result of the changes that we had to make to our online process in response to CMS requirements and that required that our customers visit the FFM website in the middle of the process to receive a subsidy eligibility determination, we experienced a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our membership. If these conditions persist, we could continue to experience loss of existing members and new potential members, and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition. While we intend to continue to offer consumers the ability to purchase qualified health plans through the FFM on our ecommerce platform, we have reduced our individual and family health insurance plan marketing expenses, which has resulted and could in the future result in a reduction in our individual and family and ancillary health insurance product membership and harm our business, operating results and financial condition. In addition, to the extent that we do enroll individuals into qualified health plans through the FFM, the FFM website, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If the FFM experiences these problems, our business, operating results and financial condition would be harmed.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM. The agreements contain comprehensive privacy and security and other requirements. In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. In order to enroll individuals into qualified health plans online through the FFM, we must among other things, maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions to integrate with the FFM so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility.  If we do not comply with applicable laws, regulations and requirements, our ability to enroll individuals into qualified health plans through the FFM could be terminated and we may be required to pay significant monetary penalties, which would harm our business operating results and financial condition.

The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, we were required to translate significant portions of our website into Spanish for the recently closed open enrollment period in order to be able to offer qualified health plans to individuals in FFM states where greater than 10% of the state’s population is Spanish speaking (currently Texas). If it is determined that the manner in which we translated our website, or the extent to which our website has been translated, is insufficient, we may not be allowed to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. If we are not successful in maintaining compliance, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition.

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

We depend upon health insurance carriers and government-run health insurance exchanges to adopt and maintain systems and processes that can handle sales of individual and family health insurance outside of the open enrollment period to those who qualify for special enrollment periods, which may include systems and processes that verify whether individuals and families are permitted to purchase individual and family health insurance outside of the open enrollment period. If these systems and processes are not developed, are not maintained or are not compatible with our platform and processes for selling individual and family health insurance, our ability to sell individual and family health insurance outside of the open enrollment period will be negatively impacted, which could harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

 We compete with government-run health insurance exchanges, among others. The exchanges may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them and determine the manner in which we may do so. The exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources, larger marketing budgets and greater public outreach capability than we do. They have and may in the future impact the process we use to enroll individuals and families through them in a manner that results in a reduction of the individuals and families that we are able to cost-effectively enroll through exchanges. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. Under regulations adopted as a part of health care reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may contribute to a reduction in our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

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

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, major health insurance carriers and other health insurance carriers have exited the individual and family health insurance market in certain jurisdictions or altogether or reduced individual and family health insurance selling efforts in a large number of states, leading to reduction in our commission rates and changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. We do not plan to offer carriers’ individual and family health insurance products for sale on our website if we do not receive commissions for the sale of those plans. Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, many health insurance carriers with which we have a relationship, including large national health insurance carriers, have reduced or eliminated commissions for individual and family health insurance, including for enrollments during the last open enrollment period for 2017 coverage and in a limited number of cases our renewal commissions for individual and family health insurance plans we sold in prior years. If these conditions persist or additional carriers reduce or eliminate commissions, our business operating results and financial conditions would be harmed.

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

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, including individual and family health insurance we sold during the last open enrollment period for 2017 coverage, and in a limited number of cases our renewal commissions. As a result, we expect to see a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance has reduced the number of plans that we are able to offer on our websites, which could result in less consumer demand for the individual and family health insurance that we sell, a reduction in our membership and harm our business operating results and financial condition. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels, including in-house agents and carrier websites, to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on their ecommerce platforms. In addition to reducing commission rates, health insurance carriers may determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or drop it altogether. If we lose these members, our business, operating results and financial condition could be harmed. In addition, a reduction in the individual and family health insurance products that we are able to offer could adversely impact demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Changes in our management and key employees could affect our business and financial results.

Our success is depends upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. Our former chief executive officer Gary L. Lauer resigned in May 2016, and Scott N. Flanders, a member of our board of directors, was appointed as our chief executive officer. In June 2016, William T. Shaughnessy resigned from his positions as president, chief operating officer and a member of our board of directors. Our former chief financial officer, Stuart M. Huizinga, resigned in July 2016, and our new chief financial officer David K. Francis began his service with us in July 2016. In October 2016, we announced the appointment of Robert S. Hurley as president, Medicare products and Tom G. Tsao as President, small business, individual and family products. Mr. Hurley previously served as executive vice president of sales and operations, and Mr. Tsao previously served as executive vice president, chief technology and product officer. Mr. Francis also added the responsibilities of chief operations officer to his responsibilities as chief financial officer. This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our executive officers to transition into their roles and integrate into our business. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel, which could harm our business, operating results and financial condition.

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

Our business may be harmed if we are not successful in executing on our strategic investments and initiatives.

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

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 23% of our total revenue in each of the years ended December 31, 2014, 2015 and 2016. Revenue derived from carriers owned by UnitedHealthcare represented approximately 10%, 11% and 13% of our total revenue in the years ended December 31, 2014, 2015 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 10% of our total revenue in each of the years ended December 31, 2014, 2015 and 2016, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Our future operating results are likely to fluctuate and could fall short of expectations.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform and initiatives we determined to pursue as a result of our strategic review. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

Much of our revenue is commission revenue that we receive after an individual submits an application through us.
A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement and payments owed to our marketing partners as a result of applications submitted through us. As a result of any timing difference between expense and associated revenue recognition, our operating results and cash flows may be adversely affected in periods where we experience a significant increase in new applicants. For example, the Medicare annual enrollment period and the implementation of health care reform open enrollment periods for individual and family health insurance have in the past caused a substantial number of health insurance applications to be submitted through us in a short period of time and a substantial increase in marketing and advertising expenses. Because commission revenue related to any submitted applications that result in paying members is not recognized until future periods, the marketing and advertising expense associated with the submitted applications has a negative impact on operating results and cash flows in the period in which the submitted applications were received. In addition, if we incur other unanticipated or one-time expenses in a particular quarter, lose a significant amount of our member base for any reason or our commission rates are reduced, through a change in the health insurance products chosen by our members, carrier reduction in our commission rates or otherwise, the impact of our incurring increased marketing and advertising expenses would be especially pronounced and we would likely be unable to offset these expenses by increasing sales within that quarter or to replace lost revenue in the quarter with revenue from new members and our business, operating results and financial condition would be harmed.

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

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance plans sold through our ecommerce platform. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Our members may choose to discontinue their health insurance plans for a variety of reasons. For example, our members may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new plans through other sources or use a different agent, if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance plans directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. A significant number of our individual and family health insurance plan members experienced termination of their plans so that the plans are not effective in 2017. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members on new plans, our revenue will be negatively impacted.

     Our operating results fluctuate depending upon CMS regulations, health insurance carrier payment practices and the timing of our receipt of commission reports from health insurance carriers.

The timing of our revenue depends upon the timing of our receipt of commission reports and associated payments from health insurance carriers. There have been instances where the report of commissions and payment has been delayed, such as during holiday periods or as a result of the health care reform open enrollment period. We also have experienced, and may in the future experience, a delay in receiving commission payments and reports as a result of a CMS regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. Any delay in our receipt of commission payments or reports could materially impact our financial results for a given quarter as we would not be able to recognize the related commission revenue in that quarter. In addition, much of our commission override revenue is not reported and paid to us in accordance with a scheduled pattern, and some is only reported and paid to us once per year. The timing of our revenue recognition could also result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We also could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from a health insurance carrier were delayed or not received within the time frame required for revenue recognition.

The Medicare annual enrollment period and the implementation of open enrollment periods under health care reform for the purchase of individual and family health insurance present a challenge as they require us to enroll a significant number of individuals into health insurance over a limited period of time. Significant increases in enrollment activity over a limited amount of time may also make it difficult for health insurance carriers to timely and accurately report commission information to us. To the extent health insurance carriers have difficulty in reporting timely and accurate commission information to us, we may be unable to recognize revenue in accordance with our revenue recognition policies, which could cause us to defer substantial revenue until such time our health insurance carriers are able to resume reporting timely and accurate commission information to us. CMS has proposed to reduce the length of the open enrollment period for individual and family health insurance.  If this proposal becomes final, it could increase the challenges we face in connection with the open enrollment period and harm our business, operating results and financial condition.

The medical loss ratio requirements that are a part of health care reform may harm our business.

The Affordable Care Act contains provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance require health insurance companies to spend 80% of their premium revenue in each of their individual and small group health insurance businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85%. If a health insurance carrier fails to meet medical loss ratio requirements, the health insurance carrier is required to rebate a portion of its premium revenue to its members to make up for the difference.

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

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers. For instance, a carrier may terminate our relationship. Moreover, CMS heavily regulates the sale of Medicare Advantage and Medicare Part D prescription drug plans and has and will continue to penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our sales as a health insurance agent and Medicare plan related revenue could suffer significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.

Our business may be harmed if we do not market Medicare plans effectively or if our websites and marketing materials are not timely approved.

Health insurance carriers whose Medicare plans we sell approve our websites, much of our marketing material and our call center scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. Many of these materials also must be filed with CMS. In addition, we use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our websites, our marketing material or call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition. CMS broadened its interpretation of rules and regulations relating to Medicare plan-related marketing material so that they apply to websites that we did not previously need to submit to health insurance carriers for approval and file with CMS. This broadened interpretation also applies the same approval and filing process to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing the marketing material with CMS, our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition. Many of our marketing partners have not consented to the filing of their marketing material with CMS. If a marketing partner of ours does not consent to having its website or other marketing material filed with the CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referral could be delayed and our business, operating results and financial condition would be harmed.

In addition, each time we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to our health insurance carriers and have them filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans during the Medicare annual enrollment period or otherwise, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from selling Medicare plans during this period of review, which would harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

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

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent on information technology systems. The vast majority of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems.  These systems have failed temporarily in the past. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems and technology or any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

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

•
our success in marketing to Medicare-eligible individuals and in entering into marketing partner relationships to drive Medicare-eligible individuals to our ecommerce platforms on a cost-effective basis;

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints pursuant to CMS rules and regulations. In addition, Medicare eligible individuals often receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or gives rise to too many complaints. The termination of our relationship with health insurance carriers for this reason would reduce the products we are able to offer, result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition.

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, we recently experienced a reduction in lead volume from certain business development partners as a result of CMS rule related changes to their advertising. In addition, a change in sales and marketing guidelines issued by CMS resulted in our making changes to our Medicare product sales and marketing processes during the third quarter of 2016 that impacted the effectiveness of our call center agents in converting leads into submitted applications. In February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed for approval with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed and approved by CMS, which could harm our business, operating results and financial condition. Even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which make it difficult to adapt and optimize our own websites and marketing material as well as our marketing partner websites and marketing material in a short amount of time and could harm our business, operating results and financial condition.

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

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans to reduce our compensation as a health insurance agent in connection with the sale of these plans. In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial condition would be harmed. For instance, CMS recently proposed a rule that would prohibit carriers from paying the administrative fees that constitute a significant portion of our Medicare Advantage and Medicare Part D prescription drug plan commission revenue on a per member basis. If the rule becomes final, it is unclear whether carriers will pay the administrative fees in another manner and, even if they do, the timeframe in which the alternative would be implemented. As a result, finalization of the rule could adversely impact our Medicare Advantage and Medicare Part D prescription drug plan commission revenue and harm our business, operating results and financial condition. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications during the fourth quarter, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

We may be unsuccessful in competing effectively against current and future competitors.

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of companies that operate websites, provide an online shopping experience for consumers interested in purchasing health insurance and act as a health insurance agent in connection with that purchase. Some local agents also use Internet advertising and “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In connection with our marketing of Medicare plans, we compete with the original Medicare program. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. We compete with the FFM and state health insurance exchanges implemented as a result of health care reform in marketing individual and family health insurance products. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which could facilitate additional competition.

To remain competitive against our current and future competitors, we will need to market our services effectively and continue to improve the online shopping experience and functionalities of our website and other platforms that our current and future customers may access to purchase health insurance products from us. If we cannot predict, develop and deliver the right shopping experience and functionality in a timely and cost-effective manner, or if we are not effective in cost-effectively driving a substantial number of consumers interested in purchasing health insurance to our website and customer care centers, we may not be able to compete successfully against our current or future competitors and our business, operating results and financial condition may be adversely affected.

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

•	the percentage of our members who did not accept their approved policies and from whom we do not receive commission payments; and

•	our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, under the current process we are required to use to enroll subsidy-eligible individuals into qualified health plans through the FFM, our conversion rate for subsidy-eligible individuals is relatively lower than for non-subsidy eligible individuals. In addition, we have experienced an increase in the percentage of mobile phone and tablet visitors to our platforms, and the conversion rate for individuals who use our mobile and tablet platforms to shop for and purchase health insurance has historically been lower than desktop and laptop users. We may make changes to our ecommerce platforms in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, or in the event the number of mobile and tablet visitors to our platforms continue to increase, our membership growth rate may decline, which would harm our business, operating results and financial condition.

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

The demand for health insurance marketed through our ecommerce platforms is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Many health insurance carriers, including major national health insurance carriers, have exited a large number of state insurance markets where we have historically represented their insurance plans or determined to pay reduced or no commissions for the sale of their plans. We have determined not to sell health insurance products for which we do not receive commissions. As a result of these circumstances, the number of individual and family health insurance plans we offer to sell on our website has reduced significantly and there are many states and zip codes we do not offer any individual and family health insurance. This reduction in supply has adversely impacted, and may in the future adversely impact, demand for the individual and family health insurance we sell. If our ability to sell a variety of high-quality, affordable health insurance plans in the Medicare, individual and family, small business and ancillary product markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. In addition, the cost of health insurance has increased substantially in many states as a result of health care reform implementation, which has reduced demand for individual and family health insurance. To the extent these conditions persist or worsen, our business, operating results and financial condition would be harmed.

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

In addition, we have historically received media attention in connection with our public relations efforts. While we cannot be certain of the impact of media coverage on our business, if it were to be reduced or if we were to receive negative publicity, the number of consumers visiting our platforms or customer call centers could decrease, and our cost of acquiring members could increase as a result of a reduction in the number of members coming from our direct member acquisition channel, both of which could harm our business, operating results and financial condition.

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

We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both to attract consumers to our websites.

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, government health insurance exchange websites appear prominently in algorithmic search results. Our website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. This competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. This competition has increased substantially during the open enrollment periods for individual and family health insurance and Medicare related health insurance and may increase further if these open enrollment periods occur over the same period of time. If paid search advertising costs increase or become cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

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

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of these factors. If we are not able to do so, our business, operating results and financial condition could be harmed. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. For instance, CMS issued guidance that health insurance carriers have interpreted to mean that websites and marketing material of our Medicare-related marketing partners must be filed with CMS before use. Before filing with CMS, these websites and marketing materials will need to undergo a review by health insurance carriers for whom we market Medicare products. Our marketing partners may not consent to having their websites or other marketing material filed with CMS, and we and health insurance carriers may not be able to dedicate the resources necessary to have the websites and marketing material reviewed. If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, as a result of our acquisition of PlanPrescriber, we have marketing partner relationships with pharmacy chains that utilize aspects of our platform and tools. Our relationships with these pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

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

We depend on health insurance carriers and others for data related to our membership. For instance, with respect to health insurance plans other than small business health insurance, health insurance carriers do not directly report member cancellations to us, resulting in the need for us to determine cancellations using payment data that carriers provide. We infer cancellations from this payment data by analyzing whether payments from members have ceased for a period of time, and we may not learn of a cancellation for several months. With respect to our small business membership, many groups notify the carrier directly with respect to increases or decreases in group size and policy cancellations. Our insurance carrier partners often do not communicate this information to us, and it often takes a significant amount of time for us to learn about small business group cancellations and changes in our membership within the group itself. We often are not made aware of policy cancellations until the time of the group’s annual renewal.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. As a result of open enrollment periods, we may not receive information from our carriers on as timely a basis due to significant spikes in volume, which could impair the accuracy of our estimates of the number of our members. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. Total revenue per estimated member for the period would also change if our estimated membership changed. Our estimate regarding the average amount of time our members maintain their health insurance plans also could be inaccurate as it depends on the accuracy of our membership estimates.

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

A portion of our operations is conducted in China. Among other things, we use employees in China to maintain and update our ecommerce platform. This and other information is delivered to us through secured communications over the Internet. Our business would be harmed if this connection temporarily failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems. From time-to-time we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access.  As a part of these inquiries, we have implemented additional security measures relating to our operations in China.  We may be required to implement further security measures to continue aspects of our operations in China, which could be time consuming and expensive and harm our operating results and financial condition.  If we are required to move aspects of our operations from China to our offices in the United States as a result of inquiries from health insurance carriers or for other reasons, it could harm our business, operating results and financial condition. Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States, and different labor and tax laws. United States and Chinese trade laws may impose restrictions on the importation of programming or technology to or from the United States. Additionally, we have recently experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China, which in turn could cause our business, operating results and financial condition to suffer.

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

We provide information on our website, through our customer care centers and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in the research and development tax credit laws, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. The related domestic deferred tax assets remain available for use in future periods and will reduce our tax provision if taxable income is generated. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed.

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

We are also subject to additional insurance regulatory risks, because we use the Internet as a distribution platform. In many cases, it is not clear how existing insurance laws and regulations apply to Internet-related health insurance advertisements and transactions. To the extent that new laws or regulations are adopted that conflict with the way we conduct our business, or to the extent that existing laws and regulations are interpreted adversely to us, our business, operating results and financial condition would be harmed.

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

Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that additional data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with Payment Card Industry, or PCI, security standards in order to accept credit card information from consumers. PCI compliance is generally assessed on an annual basis, and we may not always be compliant with PCI standards. If we are not in compliance with PCI standards, we may not be able to accept credit card information from consumers and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

We use email to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of email for marketing purposes continue to evolve and the growth and development of the market for commerce over the Internet may lead to the adoption of additional laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email, Internet service providers, e-mail service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and e-mail service providers have relationships with organizations whose purpose it is to detect and notify the Internet and e-mail service providers of entities that the organization believes is sending unsolicited e-mail.  If an Internet or e-mail service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members. If we are unable to communicate by email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.

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

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	actual or anticipated legal or regulatory developments in the United States or foreign countries, including health care reform legislation in the United States;

•	major catastrophic events;

•	announcements or developments relating to the economy;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Our actual results have, and may in the future, vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of December 31, 2016. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2016:

Location	Approximate Square Footage	Primary Use
Mountain View, California – 340 and 440 East Middlefield Road	36,012	Corporate headquarters, marketing and advertising, technology and content and general and administrative
Gold River, California	44,738	customer care and enrollment, technology and content and general and administrative
South Jordan, Utah	27,830	customer care and enrollment
Xiamen, China	52,930	technology and content, customer care and enrollment, marketing and advertising and general and administrative

We lease all of our principal properties.  In addition, we also lease office facilities in San Francisco, California and Westford, Massachusetts for marketing and advertising, technology and content, customer care and enrollment, and general and administrative personnel.  We believe our existing facilities are adequate for our current needs and that suitable additional space will be available in the future to accommodate any expansion of our operations, if necessary. As of December 31, 2015 we had 11,275 square feet of excess space available in our Gold River, California facility that we had vacated as a result of a workforce reduction. We reoccupied approximately 5,400 square feet of this previously vacated office space in 2016.

ITEM 3.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the Company negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on Form W-2s of certain of our current and former employees. The complaint purports to allege causes of action against the Company for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract. The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate. Because the case is at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages.

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

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 28, 2017, there were 31 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $10.96 per share on February 28, 2017 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
First Quarter 2016	$10.96	$8.14
Second Quarter 2016	$15.14	$8.45
Third Quarter 2016	$14.39	$8.98
Fourth Quarter 2016	$11.61	$6.38
Year 2016	$15.14	$6.38
	High	Low
First Quarter 2015	$24.23	$9.10
Second Quarter 2015	$13.50	$9.31
Third Quarter 2015	$16.27	$12.11
Fourth Quarter 2015	$13.43	$9.98
Year 2015	$24.23	$9.10

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year and quarter ended December 31, 2016.

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
eHealth, Inc.	$100.00	$186.94	$316.26	$169.52	$67.89	$72.45
NADAQ Composite	100.00	116.41	165.24	188.69	200.32	216.54
RDG Internet Composite	100.00	119.34	195.22	192.42	264.96	277.56

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share amounts):
	Year Ended December 31,
	2012	2013	2014	2015	2016
Revenue:
Commission	$130,663	$153,383	$158,626	$171,257	$170,850
Other	24,810	25,797	21,051	18,284	16,110
Total revenue	155,473	179,180	179,677	189,541	186,960
Operating costs and expenses:
Cost of revenue	4,783	5,461	4,494	4,178	3,176
Marketing and advertising (1)	57,789	71,660	69,732	75,571	72,213
Customer care and enrollment (1)	30,282	35,099	42,745	42,540	47,930
Technology and content (1)	21,406	32,579	40,390	36,351	32,749
General and administrative (1)	26,169	29,235	27,549	30,858	36,004
Restructuring (1)	—	—	—	4,541	(297)
Amortization of intangible assets	1,615	1,414	1,529	1,153	1,040
Total operating costs and expenses	142,044	175,448	186,439	195,192	192,815
Income (loss) from operations	13,429	3,732	(6,762)	(5,651)	(5,855)
Other income (expense), net	23	(92)	(98)	45	102
Income (loss) before provision (benefit) for income taxes	13,452	3,640	(6,860)	(5,606)	(5,753)
Provision (benefit) for income taxes	6,370	1,917	9,345	(843)	(871)
Net income (loss)	$7,082	$1,723	$(16,205)	$(4,763)	$(4,882)
Net income (loss) per share:
Basic	$0.36	$0.09	$(0.88)	$(0.26)	$(0.27)
Diluted	$0.34	$0.09	$(0.88)	$(0.26)	$(0.27)
Weighted average number of shares used in per share amounts:
Basic	19,867	19,145	18,367	18,008	18,272
Diluted	20,753	19,846	18,367	18,008	18,272

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2012	2013	2014	2015	2016
Marketing and advertising	$1,215	$2,112	$1,692	$1,950	$1,237
Customer care and enrollment	321	342	386	477	497
Technology and content	1,021	1,641	1,611	1,728	1,836
General and administrative	3,065	3,707	2,188	2,734	3,696
Restructuring	—	—	—	113	—
Total	$5,622	$7,802	$5,877	$7,002	$7,266

	As of December 31,
	2012	2013	2014	2015	2016
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$140,849	$107,055	$51,415	$62,710	$61,781
Working capital	135,249	97,220	39,738	45,606	48,218
Total assets	196,301	166,426	106,664	113,319	108,899
Non-current liabilities	4,625	6,165	6,449	4,962	3,374
Retained earnings	28,743	30,466	14,261	9,498	4,616
Total stockholders’ equity	170,867	133,017	73,478	76,421	77,601

	Year Ended December 31,
	2014	2015	2016
Revenue By Segment Data (in thousands):
Medicare	$44,479	$63,163	$80,269
Individual, Family and Small Business	135,198	126,378	106,691
Total revenue	$179,677	$189,541	$186,960

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading private health insurance exchange for individuals, families and small businesses. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

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

During the fourth quarter of 2016, we began evaluating our business performance and managing our operations as two distinct reporting segments - Medicare and Individual, Family and Small Business. For more information on segment and geographic information, see Note1 Summary of Business and Significant Accounting Policies and Note 9 Operating Segments, Geographic Information and Significant Customers in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Sources of Revenue

Commission Revenues

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms. Commission revenue represented 88%, 90% and 91% of our total revenue in the years ended December 31, 2014, 2015 and 2016, respectively.

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

We actively market a large selection of Medicare-related health insurance plans through our Medicare ecommerce platforms (www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com). Our Medicare ecommerce platforms and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue from commissions we receive from health insurance carriers. Medicare Advantage and Medicare Part D prescription drug plan pricing is set by health insurance carriers and approved by the Centers for Medicare and Medicaid Services or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

We have historically sold a significant portion of the Medicare plans that we sell during the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2014, 2015 and 2016, 62%, 56% and 49%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter.

As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter. During the first quarter, we recognize substantially all of our Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue as substantially all Medicare Advantage and Medicare Part D policies renew on January 1 of each year. CMS recently proposed a rule that would prohibit carriers from paying administrative fees on a per member basis.  These fees constitute a significant portion of our Medicare Advantage and Medicare Part D prescription drug plan commission revenue.  While many have commented on and objected to the proposed rule, should the rule become final, it is unclear whether carriers will pay the administrative fees in another manner and when they would begin to do so and our Medicare Advantage and Medicare Part D prescription drug plan commission revenue could be adversely impacted, which would harm our business, operating results and financial condition.

In addition to Medicare plans, we also actively market individual and family, small business and ancillary health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. We market a variety of ancillary products including but not limited to short-term health insurance, dental, vision, life, short term disability and long term disability insurance. These ancillary products are offered to our members on a standalone basis and with other products.

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

Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. The initial open enrollment period under health care reform began in October 2013 and ended in March 2014 for coverage effective in 2014. Subsequent open enrollment periods for individual and family health insurance have begun in November and ended on January 31 in the following year. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. The open enrollment period has changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. It also presents challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduces our ability to obtain new health insurance members outside of the open enrollment period. In addition, CMS tightened the requirements for individuals to qualify for a special enrollment period starting in 2016. We have not enrolled a significant number of individuals in individual and family health insurance outside of the open enrollment period.

A substantial number of individuals and families are eligible for subsidies under health care reform. Health care reform’s establishment of government-run health insurance exchanges through which individuals and families must purchase qualified health plans to receive government subsidies has increased our competition as individual and families may purchase qualified health plans directly from government exchanges. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through government-run exchanges. We have entered into an agreement with, and enrolled individuals and families into qualified health plans through, the Federally Facilitated Marketplace or FFM, run by CMS. The FFM operated some part of the health insurance exchange in 36 states during the last health care reform open enrollment period.

Our ability to act as a health insurance agent for subsidy-eligible individuals purchasing qualified health plans through the FFM depends upon the FFM developing and maintaining an efficient, scalable and online enrollment process and our ability to successfully enter into and maintain our agreement and integrate with the FFM. CMS has discretion to allow us to enroll individuals in qualified health plans through the FFM and broad authority over the requirements that we must meet in order to be able to do so. In order to enroll individuals in subsidy-eligible plans over the Internet through the FFM, we need to meet a number of requirements relating to the display of information on our websites as well as new and comprehensive privacy and security requirements. These requirements are evolving. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us.

CMS directed us and other web-based entities to make changes after the end of the last open enrollment period to the process we developed for enrolling individuals into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS requirements, which require that we use a different and more cumbersome pathway through which individuals are enrolled in qualified health plans, we experienced a substantial reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members. Near the time CMS directed us to change our process for enrolling individuals in qualified health plans, CMS indicated that it anticipated it would improve the alternative process that CMS directed us to use. To date, CMS has not made meaningful improvements to the process and has indicated that it no longer anticipates making important improvements. The reduced conversion rates for the process that CMS has directed us to use for enrolling individuals in qualified health plans persisted throughout the open enrollment period that began on November 1, 2016 and ended January 31, 2017. These reduced conversion rates resulted in higher marketing and advertising costs per submitted application and reduced the cost-effectiveness of our direct and online marketing programs.  As a result, we reduced our individual and family health insurance marketing expenditures both outside of the open enrollment period in 2016 as well as during the recently-ended open enrollment period.  These circumstances resulted in our enrolling a significantly lower number of individuals and families into individual and family health insurance plans, which positively impacted our 2016 financial results due to the reduction in marketing and advertising expenses, but will significantly reduce our individual and family health insurance membership and commission revenue in 2017 compared to 2016.

Health insurance carriers have the ability to enter into or withdraw from health insurance markets and unilaterally change their relationship with us in various ways, including by altering the geographic areas in which they permit us to sell their products and changing the commission rates they pay us. As a result of higher medical utilization rates than carriers projected under healthcare reform and for other reasons related to healthcare reform, several health insurance carriers for which we have sold individual and family health insurance, including large national carriers, recently have exited the individual and family health insurance market altogether or in a large number of states. Some of these carriers have announced that they will sell individual and family health insurance through government exchanges, such as the FFM. These circumstances have resulted in our offering a reduced number of individual and family health insurance plans on our website, including several states and zip codes where we have no individual and family health insurance plans to offer. This reduction in supply has led to a decrease in demand for the individual and family health insurance that we sell. In addition, a significant number of our individual and family health insurance members purchased their individual and family health insurance from carriers exiting the individual and family health insurance market.  As a result, we anticipate that we will see decreased retention rates in our individual and family membership, because those members would need to move to a plan offered by another health insurance carrier if they desired to maintain individual and family health insurance. If they did not purchase their new individual and family health insurance plan through us, they would no longer be our members and we would no longer receive the related commission revenue. If additional health insurance carriers determine not to sell individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. We believe decreased retention rates and a reduction in the demand for individual and family health insurance plans that we sell will contribute to significantly reduced individual and family insurance membership and commission revenue for us in 2017 compared to 2016.

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, have made changes to the commissions they pay us in markets that they have not exited, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the recently ended open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the recently ended open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. Many carriers have increased premiums on the individual and family health insurance that they sell as a result of the health care reform. While we do expect to see premium inflation to offset some of the negative impact of lower commission rates, given that some of the carriers pay us based on percentage of premiums, increased premiums have, and may continue to adversely impact demand for the individual and family health insurance that we sell.

Our commission revenue is influenced by a number of factors including:

•	the number of applications for Medicare-related, individual, family and small business and ancillary health insurance we submit to health insurance carriers;

•	the number of members on submitted applications;

•	the rate at which the individuals on those applications turn into paying members;

•	the commission rates we receive for the health insurance plans that we sell; and

•	our membership retention.

Submitted Applications. Historically, we have experienced a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. During 2016, we also experienced an increase in the number of Medicare-related applications submitted during the first, second and third quarters compared to the fourth quarter. Medicare Advantage applications submitted during the first, second and third quarters accounted for 54% of our total Medicare submitted applications in 2016, compared to 45% in 2015. Total Medicare product applications submitted outside of the annual enrollment period accounted for 51% of our total Medicare submitted applications in 2016, while 49% were submitted during the annual enrollment period in 2016. In 2016, submitted applications for Medicare Advantage products grew 26% compared to 2015, while submitted applications for all Medicare products, which also include Medicare Supplement and Medical Part D prescription drug plans, grew 38%. These growth rates represent a deceleration compared to strong growth rates we experienced in our Medicare business in the first half of 2016. The deceleration was driven in large part by the lingering impact of changes we made to our sales and marketing processes in response to compliance requirements issued by CMS, which impacted the effectiveness of our call center agents in converting leads into submitted applications during 2016.

The number of individual and family health insurance applications submitted through us has historically been highest during the Affordable Care Act open enrollment period, which has begun in the fourth quarter and run into the first quarter of the following year. Individual and family applications submitted through us during the first quarter of 2016 were lower than the number of applications submitted through us during the fourth quarter of 2015, and 47% below the number of applications submitted through us during the first quarter of 2015. During the second and third quarters of 2016, individual and family applications submitted through us decreased 59% and 60%, respectively, compared to the second and third quarters of 2015. The second and third quarters are outside of the Affordable Care Act open enrollment period and the number of individual and family health insurance submitted applications submitted during these periods has historically decreased compared to the first and fourth quarters. In connection with the recently completed open enrollment period that began on November 1, 2016, the number of individual and family health insurance submitted applications during the fourth quarter of 2016 increased significantly compared to the second and third quarters of 2016, but decreased 61% compared to the fourth quarter of 2015.

Members per Submitted Application. For Medicare-related health insurance, there is only one individual on a submitted application. However, for individual and family and certain ancillary health insurance plans, there may be more than one member per submitted application. We experienced a decline in the average number of members on individual and family health insurance applications submitted in the first quarter of 2015 compared to the second through fourth quarters of 2014, but consistent with the first quarter of 2014. The average improved in the second through fourth quarters of 2015 compared to the first quarter of 2015, but did not return to the same levels as the second through fourth quarters of 2014, and did not return to historical pre healthcare reform rates. In the first quarter of 2016, we experienced a decline in the average number of members on individual and family health insurance applications submitted through us compared to the first quarter of 2015, but again experienced an increase during the second through fourth quarters of 2016 compared to the second through fourth quarters of 2015.

Approval Rates and Initial Payment Rates. Approval rates for Medicare-related health insurance remained relatively consistent in 2014, 2015 and 2016. Initial payment rates for approved Medicare-related health insurance plans remained relatively consistent in 2014 and 2015, but declined slightly in 2016 due to a change in carrier mix. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Individual and family health insurance approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefited from carriers paying us earlier on policies approved during the open enrollment period that ended in 2015 compared to the prior open enrollment period. The timing of carrier payments received during 2016 were similar to 2015. We believe that the more timely payment of commissions resulted from carriers being better prepared to handle large application volumes, and we also took steps to work with health insurance carriers to ensure that their processes resulted in more timely commission payments to us in 2015 and 2016.

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

In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed annual commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly or annual commissions. During 2015 and 2016, for certain categories of enrollments that occur outside of the annual enrollment period, CMS allowed carriers to either prorate the commission payment for the number of months remaining in the calendar year or pay the broker a full year of commissions up-front. During 2016, a number of carriers for which we sell Medicare products recently changed from paying us a full-year of commissions up-front to pro-rating their payments based on the number of months remaining in the calendar year, which negatively impacted our Medicare commission revenue in second half of 2016 compared to the same period in 2015. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement policies sold by us are typically a percentage of the premium on the policy and paid to us until the policy is cancelled or we otherwise do not remain the agent on the policy. CMS recently proposed a rule that would prohibit carriers from paying administrative fees on a per member basis.  These fees constitute a significant portion of our Medicare Advantage and Medicare Part D prescription drug plan commission revenue.  While many have commented on and objected to the proposed rule, should the rule become final, it is unclear whether carriers will pay the administrative fees in another manner and when they would begin to do so and our Medicare Advantage and Medicare Part D prescription drug plan commission revenue could be adversely impacted, which would harm our business, operating results and financial condition. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for details regarding our recognition of Medicare plan commission revenue.

Historically, the commission payments we receive for individual and family, small business and ancillary health insurance plans we sold were a percentage of the premium our customers pay for those plans. Effective January 1, 2014, many carriers began paying our individual and family health insurance commissions at a flat amount per member per month. Commission payments are typically made until either the policy is cancelled or we otherwise do not remain the agent on the policy.

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, the increased volume of health insurance applications submitted during the annual open enrollment periods compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we observed higher commissions on many of the individual and family health insurance plans that we sold during the 2015 open enrollment period for coverage effective in 2016 compared to policies that we sold during the 2014 open enrollment period for coverage effective in 2015. Recently, given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the recently ended open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the recently ended open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year. Our individual and family plan membership retention rates were negatively impacted by health care reform throughout 2014, 2015 and 2016. The number of new individual and family health insurance members added during the second, third and fourth quarters of 2016 and the second, third and fourth quarters of 2015 was not enough to offset the loss of existing members, resulting in a decline in our individual and family health insurance estimated membership during those periods. As described in greater detail in Summary of Selected Metrics, our individual and family plan membership estimates are based on historical member retention rates as we do not learn of membership cancellations for a period of time. Our actual retention rates during 2016 were less than the retention rates we experienced in our individual and family health insurance business in prior years. We believe the decreased retention rates related to premium inflation in the individual and family plan market and carriers exiting the individual and family health insurance market altogether or in certain jurisdictions.

We still have not received sufficient information from carriers to have a view of the retention rates that resulted during the annual open enrollment period for individual and family health insurance.

Other Revenue

In addition to our core business of marketing health insurance products to individuals and small businesses where we generate revenue, we earn non-commission revenue including from online sponsorship and advertising commission, technology licensing and lead referrals.

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

Technology Licensing.  We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers to market and distribute health insurance plans online. Health insurance carriers that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications.

Lead Referrals. We generate revenue from referral fees paid to us based on Medicare-related and individual and family health insurance leads generated by our ecommerce platforms that are delivered and sold to third parties.

See Critical Accounting Policies and Estimates in Part II, Item 7 of this Annual Report on Form 10-K for details regarding our recognition of online sponsorship and advertising revenue, technology licensing revenue and lead referral revenue.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the years ended December 31, 2014, 2015 and 2016, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted on our websites were as follows:

	Year Ended December 31,
	2014	2015	2016
Source of total submitted applications (as a percentage of total submitted applications for the year):
Direct	53%	51%	53%
Marketing partners	30%	37%	34%
Online advertising	17%	12%	13%
Total	100%	100%	100%

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com) either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of marketing, such as retargeting campaigns, television advertising, direct mail and email marketing.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Some of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with our existing marketing partners and adding new marketing partners. While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Moreover, a significant portion of our referrals for the purchase of Medicare plans comes from a single marketing partner.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platforms and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the annual open enrollment periods for both Medicare-related and individual and family health insurance, marketing and advertising expenses have increased during the fourth quarter of each year. Additionally, since the health care reform open enrollment periods for individual and family health insurance has continued into the following year, marketing and advertising expenses increase during the first quarter of each year, but to a lesser extent than the fourth quarter. During the second and third quarters, marketing and advertising expenses decrease, consistent with the decrease in submitted applications compared to periods during the open enrollment periods. We expect these seasonal trends to continue in 2017.

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

We experienced substantially reduced conversion rates for qualified health plans during the recently completed open enrollment period, compared to the open enrollment period before it. As a result, we reduced our individual and family health insurance marketing expenditures during the recently completed open enrollment period and enrolled a significantly lower number of individuals into individual and family health plans as a result, which will significantly and negatively impact our individual and family health insurance commission revenue in 2017.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period during 2014, 2015 and 2016, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2014, 2015 and 2016, we began ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions. Additionally, in the first quarter of 2015, we retained some Medicare sales and enrollment personnel to handle the increased volume of individual and family plan applications during the annual open enrollment period for individual and family health insurance that ended on February 15, 2015. In the first quarter of 2016 and 2017, we retained substantially all of our Medicare sales and enrollment personnel to handle the anticipated increased volume of Medicare-related applications outside of the open enrollment period.

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

In June 2016, we announced the resignation of William T. Shaughnessy from his positions as president, chief operating officer and a member of our board of directors. This executive departure increased marketing and advertising expenses, including severance costs, other personnel costs and stock-based compensation in the second quarter of 2016. The cost of this executive’s departure, including severance costs, other personnel costs and stock-based compensation was charged to marketing and advertising.

In July 2016, we announced the resignation of Stuart M. Huizinga from his positions as our senior vice president and chief financial officer and the appointment of David K. Francis as our senior vice president and chief financial officer. Mr. Huizinga continued to serve as our principal financial officer and principal accounting officer to help finalize our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and he resigned such roles on September 30, 2016, at which time Mr. Francis began his service as our principal financial officer and Jay W. Jennings, senior vice president of finance, began his service as our principal accounting officer. These executive changes resulted in increased general and administrative expenses, including severance costs, other personnel costs and stock-based compensation in the third quarter of 2016.

In October 2016, we announced the appointment of Robert S. Hurley as president of our Medicare segment and Tom G. Tsao as president of our Individual, Family and Small Business segment. Mr. Hurley previously served as executive vice president of sales and operations, and Mr. Tsao previously served as executive vice president, chief technology and product officer. We also announced that Mr. Francis added the responsibilities of chief operations officer to his current responsibilities as senior vice president and chief financial officer. Among his other responsibilities, Mr. Francis heads key operational aspects of our business, including telesales and product and technology development.

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

In each of these areas of strategic growth emphasis, we intend to invest in and expand our technology-based product offerings, update our technology platform, utilize strategic partnerships to expand our product and market reach, and invest in optimizing our brand and our websites. In our individual and family health insurance business, we plan to continue to focus on profitability and cash flow maximization, while further reducing our individual and family plan-related marketing expenses. We anticipate that the significant level of investment required to implement these strategic plans will have a negative impact on our earnings in 2017.

 Summary of Selected Metrics

The following table shows certain selected quarterly metrics for 2015 and 2016:

Key Metrics:	Three Months Ended
	Mar. 31, 2015	Jun. 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Submitted applications:
Medicare submitted applications (1)	20,200	18,600	19,200	74,300	30,900	32,700	24,100	85,300
IFP submitted applications (2)	140,000	23,900	22,500	114,600	74,300	9,800	8,900	45,100
Other submitted applications (3)	101,100	66,800	70,200	107,900	97,400	60,600	56,400	62,100
Total submitted applications (4)	261,300	109,300	111,900	296,800	202,600	103,100	89,400	192,500

Medicare Advantage submitted applications (5)	15,100	13,700	14,800	52,600	23,126	24,923	17,100	56,000

Estimated membership:
Medicare products (6)	155,600	169,100	182,700	228,900	220,300	242,700	242,500	304,900
IFP products (7)	584,900	568,400	518,000	503,300	523,000	481,300	390,400	360,600
Other products (8)	421,700	404,900	397,400	412,300	409,600	381,900	355,400	349,700
Total estimated membership (9)	1,162,200	1,142,400	1,098,100	1,144,500	1,152,900	1,105,900	988,300	1,015,200

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

(5)
Medicare Advantage plan health insurance applications submitted on our website or through our customer care center during the period. Applications are counted as submitted when the applicant completes the application and either clicks the submit button on our website or provides verbal authorization to submit the application. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information. In addition, an applicant may submit more than one application. Medicare Advantage submitted applications are included in Medicare submitted applications - See Note1 above for more detail.

(6)
Estimated number of members active on Medicare-related health insurance as of the date indicated. See the note below for additional information regarding our calculation of Medicare estimated membership.

Notes:
(7)	Estimated number of members active on IFP health insurance plans as of the date indicated. See the note below for additional information regarding our calculation of IFP estimated membership.
(8)
Estimated number of members active on insurance plans other than Medicare-related health insurance and IFP health insurance plans as of the date indicated. See the note below for additional information regarding our calculation of other estimated membership.

(9)	Estimated number of members active on all insurance plans as of the date indicated. See the note below for additional information regarding our calculation of total estimated membership.

Note:
Health insurance carriers bill and collect insurance premiums paid by our members. Health insurance carriers do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date. We estimate the number of continuing members on all policies as of a specific date as follows:

•	For Medicare-related health insurance plans, we take the number of members for whom we have received or applied a commission payment during the month of estimation.

•
For IFP health insurance plans, we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that is up to six months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the period being estimated; and (ii) the number of approved members over that period (after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

•
For ancillary health insurance plans (such as short-term, dental, vision, accident and student), we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that is up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy from the same month of the previous year and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers. For small business health insurance plans, we estimate the number of members using the number of initial members at the time the group is approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier in the period it is reported. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Health insurance carriers often do not communicate policy cancellation information or group size changes to us. We often are made aware of policy cancellations and group size changes at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. In addition, and as a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Health care reform and its impacts as well as other factors could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Realizability of Long-Lived Assets and;

•	Accounting for Income Taxes;

During the year ended December 31, 2016, there were no significant changes to our critical accounting policies and estimates.

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

Commission Revenue

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly or annual commission payment beginning with and subsequent to the second plan year. Additionally, commission rates may be higher in the first twelve months of the plan if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire plan year once the annual or first monthly commission amount for the plan year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the plan year, net of an estimate for commission amounts not expected to be collected due to policy cancellations, which is included in Accounts Receivable in the consolidated balance sheets. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year. The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each plan year.

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

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014, CMS issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarters of 2014, 2015 and 2016, we recognized revenue for policies included on a commission statement received prior to the end of the year for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarter of that following year. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

Certain commission amounts are subject to forfeiture if the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the plan year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the Consolidated Balance Sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the Consolidated Balance Sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.  Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2014, 2015, and 2016 that had a material impact on our estimate for forfeitures.

We rely on all of our health insurance carriers to report accurately and in a timely manner the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets, and direct our marketing and other operating efforts based on the reports we receive from them. Each month we analyze the reports we receive from health insurance carriers by comparing them to the database we maintain on our members. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because members on Medicare-related, individual and family, small business and ancillary health insurance policies terminate their policies either by contacting the carrier directly instead of by informing us of the cancellation or by discontinuing their premium payments to the carrier. Also, some of our individual, family and small business members pay their premiums less frequently than monthly. This results in our having to identify underpayment or non-payment of commissions on a policy and follow up with a carrier to obtain an explanation and/or request correction of the amount of commissions paid to us.

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

Deferred revenue includes deferred technology licensing implementation fees and amounts billed for deliverables in multiple element arrangements that do not have stand-alone value from other, undelivered elements, as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date. We defer commission amounts that have been paid to us related to transactions where our services are complete, but where we cannot currently estimate future forfeitures related to those amounts.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the estimated fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2016, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-

Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As at the year ended December 31, 2016, our valuation allowance is $19.4 million, which represents a full valuation allowance against our federal and state deferred tax assets. Any future change in the valuation allowance could have an effect on the income tax provision in our Consolidated Statement of Comprehensive Loss.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended December 31, 2014, 2015 and 2016 (dollars in thousands):

	Year Ended December 31,
	2014		2015		2016
Revenue
Commission	$158,626	88%	$171,257	90%	$170,850	91%
Other	21,051	12	18,284	10	16,110	9
Total revenue	179,677	100	189,541	100	186,960	100
Operating costs and expenses:
Cost of revenue	4,494	3	4,178	2	3,176	2
Marketing and advertising	69,732	39	75,571	40	72,213	38
Customer care and enrollment	42,745	24	42,540	22	47,930	26
Technology and content	40,390	22	36,351	19	32,749	17
General and administrative	27,549	15	30,858	16	36,004	19
Restructuring charges	—	—	4,541	3	(297)	—
Amortization of intangible assets	1,529	1	1,153	1	1,040	1
Total operating costs and expenses	186,439	104	195,192	103	192,815	103
Loss from operations	(6,762)	(4)	(5,651)	(3)	(5,855)	(3)
Other income (expense), net	(98)	0	45	0	102	0
Loss before provision (benefit) for income taxes	(6,860)	(4)	(5,606)	(3)	(5,753)	(3)
Provision (benefit) for income taxes	9,345	5	(843)	—	(871)	—
Net loss	$(16,205)	(9)%	$(4,763)	(3)%	$(4,882)	(3)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2014	2015	2016
Marketing and advertising	$1,692	$1,950	$1,237
Customer care and enrollment	386	477	497
Technology and content	1,611	1,728	1,836
General and administrative	2,188	2,734	3,696
Restructuring	$—	$113	$—
	$5,877	$7,002	$7,266

Years Ended December 31, 2014, 2015 and 2016

Revenue

The following table presents our commission, other revenue and total revenue for the years ended December 31, 2014, 2015 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2014	$	%	December 31, 2015	$	%	December 31, 2016
Commission	$158,626	$12,631	8%	$171,257	$(407)	—%	$170,850
Percentage of total revenue	88%			90%			91%
Other	21,051	(2,767)	(13)%	18,284	(2,174)	(12)%	16,110
Percentage of total revenue	12%			10%			9%
Total revenue	$179,677	$9,864	5%	$189,541	$(2,581)	(1)%	$186,960

2016 compared to 2015—Commission revenue decreased $0.4 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, due to a $17.2 million decrease in Individual, Family and Small Business commission revenue, partially offset by a $16.8 million increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue is primarily due to a 28% decrease in individual and family health insurance estimated membership for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in Medicare commission revenue is primarily due to a 33% increase in Medicare estimated membership for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Other revenue decreased $2.2 million, or 12%, in the year ended December 31, 2016, compared to the year ended December 31, 2015 due to a $1.4 million decrease in licensing fees, a $0.5 million decrease in online sponsorship and advertising revenue and a $0.3 million decrease in lead generation revenue.

We expect commission revenue to decrease in 2017 compared to 2016, primarily as a result of a decrease in Individual, Family and Small Business commission revenue, partially offset by an increase in Medicare commission revenues. We also expect other revenue to decrease in absolute dollars in 2017 compared to 2016.

2015 compared to 2014—Commission revenue increased $12.6 million, or 8%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $22.1 million increase in Medicare commission revenue, partially offset by a $9.5 million decrease in Individual, Family and Small Business commission revenue. The increase in Medicare related commission revenue is due to a 60% increase in Medicare membership for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in Individual, Family and Small Business commission revenue is primarily due to an 11% decrease individual and family plan estimated membership for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Other revenue decreased $2.8 million, or 13%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to a $3.4 million decrease in online sponsorship and advertising revenue and a $1.2 million decrease in technology licensing revenue, partially offset by a $1.9 million increase in lead generation revenue.

Cost of Revenue

The following table presents our cost of revenue for the years ended December 31, 2014, 2015 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2014	$	%	December 31, 2015	$	%	December 31, 2016
Cost of revenue	$4,494	$(316)	(7)%	$4,178	$(1,002)	(24)%	3,176
Percentage of total revenue	3%			2%			2%

2016 compared to 2015—Cost of revenue decreased $1.0 million, or 24%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to a $0.5 million decrease in payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements and a $0.4 million decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

We expect cost of revenue to remain relatively consistent in 2017 compared to 2016.

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

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended December 31, 2014, 2015 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2014	$	%	December 31, 2015	$	%	December 31, 2016
Marketing and advertising	$69,732	$5,839	8%	$75,571	$(3,358)	(4)%	$72,213
Percentage of total revenue	39%			40%			38%

 2016 compared to 2015—Marketing and advertising expenses decreased $3.4 million, or 4%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, due to a $1.9 million decrease in compensation, benefits and other personnel costs resulting from lower headcount, including executive officer departures, a $0.8 million decrease in variable advertising costs and a $0.7 million decrease in stock-based compensation expense largely due to reversal of stock-based compensation resulting from executive officer departures. The decrease in variable advertising costs resulted from a $2.7 million reduction in direct marketing expenses and a $2.3 million reduction in fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website, partially offset by a $4.2 million increase in online advertising costs.

We expect our marketing and advertising expenses to decrease in absolute dollars in 2017 compared to 2016 due primarily to a reduction in our investment in acquiring new members.

2015 compared to 2014—Marketing and advertising expenses increased $5.8 million, or 8%, in the year ended December 31, 2015 compared to the year ended December 31, 2014,primarily due to an increase of $5.6 million in variable advertising costs, and to a lesser extent an increase in compensation, benefits and other personnel costs. This was partially offset by a $0.8 million decrease in public relation costs, as well as a decrease in costs resulting from the reduction-in-force we announced in March 2015. The increase in variable advertising costs resulted from an increase of $17.2 million in the fees we pay to marketing partners for referrals that result in the submission of a health insurance application on our website and an increase of $2.9 million in direct marketing expenses, partially offset by a decrease of $14.5 million in online advertising costs.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the years ended December 31, 2014, 2015, and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2014	$	%	December 31, 2015	$	%	December 31, 2016
Customer care and enrollment	$42,745	$(205)	—%	$42,540	$5,390	13%	$47,930
Percentage of total revenue	24%			22%			26%

2016 compared to 2015—Customer care and enrollment expenses increased $5.4 million, or 13%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, due to a $4.1 million increase in compensation, benefits and other personnel costs primarily relating to our Medicare business and a $0.9 million increase in facilities and other operating costs.

We expect customer care and enrollment expenses to increase in absolute dollars in 2017 compared to 2016 as we hire additional customer care center personnel in connection with the expected growth in our Medicare and Individual, Family and Small Business segments.

2015 compared to 2014—Customer care and enrollment expenses decreased $0.2 million, or 0.5%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to a decrease in compensation, benefits and other personnel costs due to the reduction in force announced in March 2015 which was focused primarily on individual and family health insurance, partially offset by additions associated with customer care center personnel hired in connection with the expected growth of Medicare.

Technology and Content

The following table presents our technology and content expenses for the years ended December 31, 2014, 2015 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2014	$	%	December 31, 2015	$	%	December 31, 2016
Technology and content	$40,390	$(4,039)	(10)%	$36,351	$(3,602)	(10)%	$32,749
Percentage of total revenue	22%			19%			17%

2016 compared to 2015—Technology and content expenses decreased $3.6 million, or 10%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, due to a decrease in compensation, benefits and other personnel costs resulting from lower headcount.

We expect technology and content expenses to increase in absolute dollars in 2017 compared to 2016 due to planned investment in technology related to both our Medicare and Individual, Family and Small Business segments.

2015 compared to 2014—Technology and content expenses decreased $4.0 million, or 10%, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a decrease in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015.

General and Administrative

The following table presents our general and administrative expenses for the years ended December 31, 2014, 2015 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2014	$	%	December 31, 2015	$	%	December 31, 2016
General and administrative	$27,549	$3,309	12%	$30,858	$5,146	17%	$36,004
Percentage of total revenue	15%			16%			19%

2016 compared to 2015—General and administrative expenses increased $5.1 million, or 17%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an increase of $2.7 million in compensation, benefits and other personnel costs primarily resulting from severance and relocation costs related to executive officer changes, a $0.9 million increase in stock based compensation expense resulting from executive officer changes, a $0.9 million increase in third party fees related to a review and analysis of strategic plans, a $0.8 million increase in legal fees and a $0.2 million increase in lobbying fees.

We expect general and administrative expenses to remain relatively consistent in 2017 compared to 2016.

2015 compared to 2014—General and administrative expenses increased $3.3 million, or 12%, in the year ended December 31, 2015 compared to the year ended December 31, 2014,due primarily to increases of $2.5 million in annual performance bonus expense, $1.1 million in legal expenses, $0.6 million in stock-based compensation expense and $0.4 million in other corporate fees of $0.4 million, partially offset by decreases of $1.0 million in compensation, benefits and other personnel costs resulting from the reduction-in-force announced in March 2015 and $0.6 million in lobbying expenses.

Restructuring Charge (benefit)

The following table presents our restructuring charge (benefit) for the years ended December 31, 2014, 2015 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2014	$	%	December 31, 2015	$	%	December 31, 2016
Restructuring	$—	$4,541	N/A	$4,541	$(4,838)	(9)%	$(297)
Percentage of total revenue	—%			3%			—

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

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years ended December 31, 2014, 2015 and 2016 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2014	$	December 31, 2015	$	December 31, 2016
Amortization of intangible assets	$1,529	$(376)	$1,153	$(113)	$1,040
Percentage of total revenue	1%		1%		1%

2016 compared to 2015—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to certain assets that have been fully amortized compared to the prior period.

We expect amortization expense of intangible assets in to be relatively consistent in 2017 compared to 2016.

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

Other Income (Expense), Net

The following table presents our other income (expense), net for the years ended December 31, 2014, 2015 and 2016 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2014	$	December 31, 2015	$	December 31, 2016
Other income (expense), net	$(98)	$143	$45	$57	$102
Percentage of total revenue	—%		—%		—%

Other income (expense), net, in 2014,  2015 and 2016 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

2016 compared to 2015— Other income (expense), net increased $0.1 million in 2016 compared to 2015 primarily due to an increase in investment interest income.

2015 compared to 2014—Other income, net increased in 2015 compared to 2014 due primarily to an increase in investment interest income and foreign exchange gains, partially offset by administrative bank fees, foreign exchange losses, management fees and interest expense on our capital lease obligations.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the years ended December 31, 2014, 2015 and 2016 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2014	$	December 31, 2015	$	December 31, 2016
Provision (benefit) for income taxes	$9,345	$(10,188)	$(843)	$(28)	$(871)
Percentage of total revenue	5%		—%		—%

2016 compared to 2015—We recorded a benefit for income taxes of $0.8 million and $0.9 million during the years ended December 31, 2015 and 2016, respectively. The benefit for income taxes in 2015 and 2016, primarily related to a decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to a minimum taxes and a foreign tax rate differential.

As a result of the valuation allowance against our U.S. deferred tax assets, we expect the annual effective tax rate to remain consistent in 2017 compared to 2016, excluding the impact of quarterly discrete items.

2015 compared to 2014—In 2015, we recorded a benefit for income taxes of $0.8 million compared to a provision of $9.3 million in 2014 due primarily to valuation allowance adjustments in 2014.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker, or CODM, regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations. The performance measures of our operating segments include revenues and profit and loss.

In connection with recent changes in our executive management team, we implemented a new operating structure in October 2016 to focus on our growth opportunities and objectives, while operating the business more efficiently. The new business structure is comprised of two operating segments, Medicare and Individual, Family and Small Business. These operating segments reflect the way our CODM views and evaluates our business performance and manages operations as well as allocates resources. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental, vision, life, short term disability and long term disability insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, life, short term disability and long term disability insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

Marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the operating segments and instead reported within Corporate.

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation, depreciation and amortization expense and amortization of intangible assets.

The following table presents summary results of our operating segments for the years ended December 31, 2014, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2014	2015	2016
Revenue
Medicare	$44,479	$63,163	$80,269
Individual, Family and Small Business	135,198	126,378	106,691
Total revenue	$179,677	$189,541	$186,960
Segment profit (loss)
Medicare segment loss	$(29,625)	$(23,284)	$(33,141)
Individual, Family and Small Business segment profit	55,989	59,499	67,905
Total segment profit (loss)	26,364	36,215	34,764
Corporate	(21,528)	(25,135)	(29,071)
Stock-based compensation expense	(5,877)	(6,889)	(7,266)
Depreciation and amortization	(4,192)	(4,148)	(3,539)
Restructuring (charge) benefit	—	(4,541)	297
Amortization of intangible assets	(1,529)	(1,153)	(1,040)
Other income (expense), net	(98)	45	$102
Loss before provision (benefit) for income taxes	$(6,860)	$(5,606)	$(5,753)

2016 compared to 2015

Revenue

Revenue from our Medicare segment increased $17.1 million, or 27%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 largely attributable to a $16.8 million increase in commission revenue. The increase in commission revenue was primarily due to a 33% increase in Medicare estimated membership for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue from our Individual, Family and Small Business segment decreased $19.7 million, or 16%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in commission revenue was primarily due to 28% decrease in individual and family health insurance estimated membership for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Segment Profit (Loss)

Loss from our Medicare segment was $33.1 million for the year ended December 31, 2016, a $9.8 million, or 42% increase compared to a loss of $23.3 million for the year ended December 31, 2015. The increase in loss in the Medicare segment in 2016 compared to 2015 was primarily due to an increase in marketing and advertising and customer care and enrollment expenses in the Medicare segment as we continued to invest in growth of our Medicare business, and was only partially offset by an increase in revenue from the Medicare segment.

Profit from our Individual, Family and Small Business segment was $67.9 million for the year ended December 31, 2016, a $8.4 million, or 14% increase compared to profit of $59.5 million from the Individual, Family and Small Business segment for the year ended December 31, 2015. The increase in profit from the Individual, Family and Small Business segment in 2016 compared to 2015 was primarily due to a decrease in marketing and advertising expense from the Individual, Family and Small Business segment, partially offset by the decrease in revenue from the Individual, Family and Small Business segment.

2015 compared to 2014

Revenue

Revenue from our Medicare segment increased $18.7 million, or 42%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 largely attributable to a $22.1 million increase in commission revenue. The increase in revenue was primarily due to a 60% increase in Medicare estimated membership for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenue from our Individual, Family and Small Business segment decreased $8.8 million, or 7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in commission revenue was primarily due to an 11% decrease in individual and family plan estimated membership for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Segment Profit (Loss)

Loss from our Medicare segment was $23.3 million for the year ended December 31, 2015, a $6.3 million, or 21%, decrease compared to a loss of $29.6 million for the year ended December 31, 2014. The decrease in loss from the Medicare segment in 2015 compared to 2014 was primarily due to an increase in revenue from the Medicare segment partially offset by the increase in marketing and advertising and customer care and enrollment expenses to support the revenue growth of the Medicare segment.

Profit from our Individual, Family and Small Business segment was $59.5 million for the year ended December 31, 2015, a $3.5 million, or 6% increase compared to profit of $56.0 million profit from the Individual, Family and Small Business for the year ended December 31, 2014. The increase in profits from Individual, Family and Small Business segment in 2016 compared to 2015 was primarily due to a decrease in marketing and advertising expense from the Individual, Family and Small Business segment, partially offset by the decrease in revenue from the Individual, Family and Small Business segment.

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalents totaled $61.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2015, our cash and cash equivalents totaled $62.7 million. The increase in cash and cash equivalents reflects $4.1 million provided by operating activities, offset by $3.7 million used to purchase property and equipment and other assets and $1.2 million used in net-share settled equity awards.

On March 31, 2014, we announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $50 million of our common stock. Purchases under this program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We completed this stock repurchase program in July 2014 having repurchased in the aggregate 1.4 million shares for approximately $50.0 million at an average price of $36.91 per share including commissions. The cost of the repurchase was funded from available working capital. There were no stock repurchase during the years ended December 31, 2015 and 2016.

 For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

In addition to the shares repurchased under our past repurchase programs as of December 31, 2016 we have in treasury 471,702 shares that were surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2015 and 2016, we had a total of 11,025,933 shares and 11,135,590 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31, 2014, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2014	2015	2016
Net cash provided by operating activities	$1,779	$13,696	$4,083
Net cash used in investing activities	$(8,104)	$(2,996)	$(3,726)
Net cash (used in) provided by financing activities	$(49,331)	$577	$(1,269)

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. During open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter. Consistent with prior years, marketing and advertising costs increased during the fourth quarter of 2015 compared to the third quarter of 2015 due to an increase in submitted applications for individual and family health insurance during the open enrollment period and due to an increase in submitted applications for Medicare plans during the annual enrollment period. We expect marketing and advertising costs to increase during the fourth quarter of 2017 due to an increase in submitted applications for Medicare plans during the annual enrollment period and the first and fourth quarters of 2017 due to an increase in submitted applications during the annual open enrollment period for individual and family health insurance. We expect marketing and advertising costs to decrease during the second and third quarters compared to cost levels during the first and fourth quarters due to a reduction in the number of health insurance applications we expect outside of annual open enrollment periods.

All Medicare Advantage and Medicare Part D prescription drug policies are renewed on January 1, resulting in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarters starting January 1, 2015. As a result, we did not recognize significant Medicare renewal commission revenue in the second quarter and third quarters of 2015 and 2016 and did not record significant Medicare renewal commission revenue in the fourth quarters of 2016. Typically, renewal commissions for Medicare Advantage products are paid monthly. As a result, the majority of renewal commissions for Medicare Advantage products has been collected in quarters subsequent to the first quarter.

2016— Our operating activities provided cash of $4.1 million during the year ended December 31, 2016 and consisted of net loss of $4.9 million, increased by non-cash items of $14.3 million and decreased from changes in net operating assets and liabilities balances and other activities during the year ended December 31, 2016 of $5.3 million. Adjustments for non-cash items primarily consisted of $7.2 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $7.3 million of stock-based compensation expense.

The cash decrease resulting from changes in net operating assets and liabilities balances during the year ended December 31, 2016 primarily consisted of a decrease of $3.5 million in accrued marketing expenses, a decrease of $3.5 million in accrued compensation and benefits, $1.1 million decrease in accrued expense and other liabilities and a $0.5 million increase in prepaid expenses and other current assets. These decreases were partially offset by an increase of $2.2 million in accounts payable, a $0.6 million increase in deferred revenue and $0.4 million decrease in accounts receivable.

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

2016—Net cash used in investing activities of $3.7 million during the year ended December 31, 2016 was due to purchases of property and equipment and other assets.

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

Financing Activities

2016—Net cash used in financing activities of $1.3 million during the year ended December 31, 2016 was primarily due to $1.2 million used to net-share settle the tax obligation related to vesting equity awards.

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

Future Needs

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations for at least twelve months after the filing date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our level of investment in technology marketing and advertising and customer care initiatives. In addition, our cash position could be impacted by acquisitions and investments we make to pursue our growth strategy. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing to the extent such funding sources are available.

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

In connection with our Mountain View, California office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.  The remaining balance on the financial guarantee is $0.1 million as of December 31, 2016.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2016 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2017	$4,543	$2,247	$6,790
2018	2,959	849	3,808
2019	908	210	1,118
2020	909	168	1,077
2021	929	—	929
Thereafter	1,516	—	1,516
Total	$11,764	$3,474	$15,238

As of December 31, 2016, liability for uncertain tax positions was $1.6 million and we accrued $0.3 million of interest associated with our uncertain tax positions. This amount is included in Non-current Liabilities in our Consolidated Balance Sheet as of December 31, 2016. We are unable to conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2015 and 2016, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2015	December 31, 2016
Cash (1)	$8,086	$4,066
Money market funds (2)	54,624	57,715
Total cash and cash equivalents	$62,710	$61,781

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2015 and 2016 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2016, three customers represented 23%, 20%, and 11%, respectively, for a combined total of 54% of our $9.2 million outstanding accounts receivable balance. As of December 31, 2015, three customers represented 24%, 18%, and 15%, respectively, for a combined total of 57% of our $9.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and December 31, 2016. We believe the potential for collection issues with any of our customers is minimal as of December 31, 2016.  Accordingly, our estimate for uncollectible amounts at December 31, 2016 was not material.

Significant Customers

Substantially all revenue for the years ended December 31, 2014, 2015, and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue in the years ended December 31, 2014, 2015 and 2016 are presented in the table below:

	Year Ended December 31,
	2014	2015	2016
Humana	23%	23%	23%
UnitedHealthcare [1]	10%	11%	13%
Aetna [2]	10%	10%	10%
Anthem [3]	11%	9%	8%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

(3)	Anthem (formerly Wellpoint) also includes other carriers owned by Anthem.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of eHealth, Inc.

We have audited the accompanying consolidated balance sheets of eHealth, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eHealth, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eHealth, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 15, 2017

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31, 2015	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$62,710	$61,781
Accounts receivable	9,647	9,213
Prepaid expenses and other current assets	5,185	5,148
Total current assets	77,542	76,142
Property and equipment, net	7,364	5,608
Other assets	4,697	4,473
Intangible assets, net	9,620	8,580
Goodwill	14,096	14,096
Total assets	$113,319	$108,899
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,012	$5,112
Accrued compensation and benefits	14,386	10,920
Accrued marketing expenses	10,698	7,158
Deferred revenue	392	959
Other current liabilities	3,448	3,775
Total current liabilities	31,936	27,924
Non-current liabilities	4,962	3,374
Commitments and contingencies (see Note 8)	—	—
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued shares: 29,170,903 and 29,492,141 at December 31, 2015 and 2016, respectively; Outstanding shares: 18,144,970 and 18,356,551 at December 31, 2015 and 2016, respectively	29	29
Additional paid-in capital	266,699	272,778
Treasury stock, at cost: 11,025,933 and 11,135,590 shares at December 31, 2015 and 2016, respectively	(199,998)	(199,998)
Retained earnings	9,498	4,616
Accumulated other comprehensive income	193	176
Total stockholders’ equity	76,421	77,601
Total liabilities and stockholders’ equity	$113,319	$108,899

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2015	2016
Revenue
Commission	$158,626	$171,257	$170,850
Other	21,051	18,284	16,110
Total revenue	179,677	189,541	186,960
Operating costs and expenses:
Cost of revenue	4,494	4,178	3,176
Marketing and advertising	69,732	75,571	72,213
Customer care and enrollment	42,745	42,540	47,930
Technology and content	40,390	36,351	32,749
General and administrative	27,549	30,858	36,004
Restructuring charges	—	4,541	(297)
Amortization of intangible assets	1,529	1,153	1,040
Total operating costs and expenses	186,439	195,192	192,815
Loss from operations	(6,762)	(5,651)	(5,855)
Other income (expense), net	(98)	45	102
Loss before provision (benefit) for income taxes	(6,860)	(5,606)	(5,753)
Provision (benefit) for income taxes	9,345	(843)	(871)
Net loss	$(16,205)	$(4,763)	$(4,882)
Net loss per share:
Basic	$(0.88)	$(0.26)	$(0.27)
Diluted	$(0.88)	$(0.26)	$(0.27)
Weighted-average number of shares used in per share amounts:
Basic	18,367	18,008	18,272
Diluted	18,367	18,008	18,272
Comprehensive loss:
Net loss	$(16,205)	$(4,763)	$(4,882)
Foreign currency translation adjustment, net of taxes	19	14	(17)
Comprehensive loss	$(16,186)	$(4,749)	$(4,899)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	28,300	$28	$252,361	(9,519)	$(149,998)	$30,466	$160	$133,017
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	476	1	595	(72)	—	—	—	596
Stock-based compensation expense	—	—	5,904	—	—	—	—	5,904
Excess tax benefits from stock-based compensation	—	—	147	—	—	—	—	147
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	19	19
Repurchase of common stock	—	—	—	(1,355)	(50,000)	—	—	(50,000)
Net loss	—	—	—	—	—	(16,205)	—	(16,205)
Balance at December 31, 2014	28,776	29	259,007	(10,946)	(199,998)	14,261	$179	73,478
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	395	—	662	(80)	—	—	—	662
Stock-based compensation expense	—	—	7,030	—	—	—	—	7,030
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(4,763)	—	(4,763)
Balance at December 31, 2015	29,171	29	266,699	(11,026)	(199,998)	9,498	193	76,421
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	321	—	(1,187)	(110)	—	—	—	(1,187)
Stock-based compensation expense	—	—	7,266	—	—	—	—	7,266
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	(4,882)	—	(4,882)
Balance at December 31, 2016	29,492	$29	$272,778	(11,136)	$(199,998)	$4,616	$176	$77,601

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Operating activities
Net loss	$(16,205)	$(4,763)	$(4,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	9,163	101	114
Depreciation and amortization	4,192	4,148	3,539
Amortization of internally developed software	483	627	936
Amortization of book-of-business consideration	1,998	2,006	1,649
Amortization of intangible assets	1,529	1,153	1,040
Stock-based compensation expense	5,877	7,002	7,266
Other non-cash items	154	106	(233)
Changes in operating assets and liabilities:
Accounts receivable	(3,614)	(1,447)	434
Prepaid expenses and other current assets	(1,033)	997	(486)
Accounts payable	1,581	(2,949)	2,227
Accrued compensation and benefits	(2,084)	6,180	(3,466)
Accrued marketing expenses	480	1,991	(3,540)
Deferred revenue	(1,143)	(642)	567
Accrued restructuring charges	—	433	(433)
Other current liabilities	401	(1,247)	(649)
Net cash provided by operating activities	1,779	13,696	4,083
Investing activities
Purchases of property and equipment and other assets	(3,604)	(2,996)	(3,726)
Purchase of intangible asset	(4,500)	—	—
Net cash used in investing activities	(8,104)	(2,996)	(3,726)
Financing activities
Net proceeds from exercise of common stock options	4,112	1,572	62
Cash used to net-share settle equity awards	(3,516)	(922)	(1,248)
Excess tax benefits from stock-based compensation	147	—	—
Repurchase of common stock	(50,000)	—	—
Principal payments in connection with capital leases	(74)	(73)	(83)
Net cash provided by (used in) financing activities	(49,331)	577	(1,269)
Effect of exchange rate changes on cash and cash equivalents	16	18	(17)
Net increase (decrease) in cash and cash equivalents	(55,640)	11,295	(929)
Cash and cash equivalents at beginning of period	107,055	51,415	62,710
Cash and cash equivalents at end of period	$51,415	$62,710	$61,781
Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations incurred	$93	$156	$51
Settlement of receivables in connection with purchase of intangible asset	$307	$—	$—
Supplemental disclosure of cash flows
Cash paid for interest	$26	$34	$14
Cash paid for income taxes, net of refunds	$5	$6	$628

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading private health insurance exchange for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Principles of Consolidation—The consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Operating Segments-We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). In connection with recent changes in our executive management team, we implemented a new operating structure in October 2016 to focus on our growth opportunities and objectives, while operating the business more efficiently. The new business structure is comprised of two operating segments, Medicare and Individual, Family and Small Business. These operating segments reflect the way our CODM views and evaluates our business performance and manages operations as well as allocates resources.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental, vision, life, short term disability and long term disability insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, life, short term disability and long term disability insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

Marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the two operating segments and are presented as a reconciling item to our consolidated financial results.

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation, depreciation and amortization expense and amortization of intangible assets.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Capital lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Loss. Depreciation and amortization is computed using the straight-line method based on estimated useful lives as follows:

Computer equipment and software	3 to 5 years
Office equipment and furniture	5 years
Leasehold improvements	Lesser of useful life (typically 5 to 10 years) or related lease term

Maintenance and minor replacements are expensed as incurred.

See Note 2 – Balance Sheet Accounts of the Notes to Consolidated Financial Statements for additional information regarding our property and equipment.

Goodwill and Intangible Assets—Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. In the event that we realign our reporting units, we allocate our goodwill to the new reporting units using the relative fair value approach. We test our goodwill for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date.

Prior to 2016, we operated as one operating segment. In the fourth quarter of 2016, we implemented a new operating structure which is comprised of two operating segments, Medicare and Individual, Family and Small Business. For the 2016 annual goodwill impairment assessment, we allocated $3.7 million and $10.4 million of the carrying value of the goodwill to the Medicare and Individual, Family and Small Business segments, respectively, based on the relative fair value of the operating segments. No goodwill impairment has been identified in any of the years presented.

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

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives in the fourth quarter of 2016 and determined no material adjustments to the remaining lives were required.

Book-of-Business Transfers—We have entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these books-of-business amounted to $13.9 million. Consideration for these books-of-business is included in Prepaid Expenses and Other Current Assets and in Other Assets in the accompanying Consolidated Balance Sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to cost of revenue in the Consolidated Statements of Comprehensive Loss and is presented as

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of Book-of-Business Consideration in the Consolidated Statements of Cash Flows as we recognize commission revenue related to the transferred Medicare plan members. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter in relation to the total amount of remaining commission revenue expected to be recognized. Amortization expense recorded to Cost of
Revenue for these books-of-business for the years ended December 31, 2014, 2015 and 2016 totaled $2.0 million, $2.0 million and $1.6 million, respectively.

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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly or annual commission payment beginning with and subsequent to the second plan year. Additionally, commission rates may be higher in the first twelve months of the plan if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. We recognize commission revenue for both Medicare Advantage and Medicare Part D prescription drug plans for the entire plan year once the annual or first monthly commission amount for the plan year is reported to us by the carrier, net of an estimate for future forfeiture amounts due to plan cancellations. For commissions paid to us on a monthly basis, we record a receivable for the commission amounts to be received over the remainder of the plan year, net of an estimate for commission amounts not expected to be collected due to plan cancellations, which is included in Accounts Receivable in the accompanying Consolidated Balance Sheets.  We continue to receive the commission payments from the relevant insurance carrier typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. We determine that there is persuasive evidence of an arrangement when we have a commission agreement with a health insurance carrier. Our services are complete when a carrier has approved an application in the initial year and when a member has renewed in a renewal year.  The seller’s price is fixed or determinable and collectability is reasonably assured when a carrier has approved an application and the carrier reports to us the annual or first monthly renewal commission amount for each plan year.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014, the Centers for Medicare and Medicaid Services (“CMS”) issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarters of 2014, 2015 and 2016, we recognized revenue for policies included on a commission statement received prior to December 31, 2014, 2015 and 2016, respectively, for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarters of 2015, 2016 and 2017. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2014, 2015 and 2016, which had a material impact on our estimate for forfeitures.

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

Deferred Revenue—Deferred revenue includes deferred technology licensing implementation fees and amounts billed for deliverables, including professional services, in multiple element arrangements that do not have stand-alone value from other, undelivered elements, as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date. We defer commission amounts that have been paid to us related to transactions where our services are complete, but where we cannot currently estimate future forfeitures related to those amounts.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketing and Advertising Expenses—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Advertising costs incurred in the years ended December 31, 2014, 2015 and 2016 totaled $61.3 million, $66.5 million and $64.8 million, respectively.

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

Research and Development Expenses—Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams. Research and development costs, which totaled $12.1 million, $10.6 million and $8.9 million for the years ended December 31, 2014, 2015 and 2016, respectively, are included in technology and content expense in the accompanying Consolidated Statements of Comprehensive Loss.

Deferred Contract Costs—Deferred contract costs primarily represent direct costs related to professional services provided in connection with technology licensing arrangements that are accounted for as a single unit of accounting.  The direct professional services costs are deferred up until the commencement of revenue recognition of the single unit and then recognized as cost of revenue ratably over the same period as the related revenue.

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. For the years ended December 31, 2014, 2015 and

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, we capitalized $1.2 million, $1.1 million and $1.8 million in internal-use software and website development costs, respectively, and recorded amortization expense of $0.2 million, $0.6 million and $0.9 million, respectively.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2016, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

401(k) Plan—In September 1998, our board of directors adopted a defined contribution retirement plan (401(k) Plan), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Our contributions to the 401(k) Plan are discretionary and are expensed when incurred. We also match employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 1% of the employee’s salary during such pay period. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2014, 2015 and 2016, respectively, related to 401(k) matching contributions.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers, requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting this new accounting standard on January 1, 2018 using the full retrospective method to restate each prior reporting period presented. We anticipate the adoption of this new standard will have a material impact on our consolidated financial statements. Under the new standard, we currently expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue equal to the estimated life-time value of a policy at the time when the policy is sold as opposed to our current treatment of recognizing revenue over the life of the policy. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of policies sold for which we are the broker of record.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to put leases on their balance sheets but recognize expenses on their income statements; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. ASU 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). We are currently in the process of evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented on the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. ASU 2016-18 will be effective for us beginning on January 1, 2018 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment. We are currently considering our timing of adoption.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to clarify the customer’s accounting for fees paid in a cloud computing arrangement. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We adopted this standard prospectively in the first quarter of 2016. Prior periods were not adjusted. The adoption of this standard did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. It is effective for the first interim period beginning after December 15, 2016 and early adoption is permitted. We adopted this standard in the first quarter of 2016. In accordance with the provisions of ASU 2016-09, we classify the excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. We applied this guidance using a modified retrospective transition method effective January 1, 2016. The adoption of this guidance did not have a material effect to retained earnings or other components of equity or net assets at the beginning of the period of adoption. As a result of the adoption of the new guidance, we recorded approximately $9.7 million of additional deferred tax assets, which are fully offset by a valuation allowance. Under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flows from operations rather than as cash flows from financing activities. We elected to apply the cash flow classification guidance of ASU 2016-09 prospectively for the year ended December 31, 2016. Prior periods were not adjusted. Under ASU 2016-09, when shares are withheld from an employee's exercise of stock awards to fund our payment of the employee's taxes, the payment is classified as a financing activity. The adoption of this provision did not have a material effect on the cash flow statements from prior periods. In addition, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Note 2 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2015 and 2016, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2015 and 2016, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2014, 2015 and 2016.

As of December 31, 2015 and 2014, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2015	December 31, 2016
Cash	$8,086	$4,066
Money market funds	54,624	57,715
Total cash and cash equivalents	$62,710	$61,781

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2015 and 2016.

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

Accounts Receivable—We do not require collateral or other security for our accounts receivable. As of December 31, 2015, three customers represented 24%, 18%, and 15% respectively, for a combined total of 57% of our $9.6 million outstanding accounts receivable balance. As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, for a combined total of 54% of our $9.2 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2015 and December 31, 2016. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2016. Accordingly, our estimate for uncollectible amounts at December 31, 2016 was not material.

As of December 31, 2015 and 2016, our accounts receivable consisted of the following (in thousands):

	December 31, 2015	December 31, 2016
Commissions receivable	$6,136	$7,265
Accounts receivable – for other revenue	3,511	1,948
Total accounts receivable	$9,647	$9,213

The commissions receivable balance as of December 31, 2015 and December 31, 2016 is recorded net of a $1.1 million and $1.6 million estimated forfeiture, respectively. The estimated forfeiture is related to Medicare Advantage and Medicare Part D plans sold during the fourth quarter of 2015 and 2016 with effective dates in 2016 and 2017, respectively.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2015	December 31, 2016
Book-of-business transfers, net (current)	$1,518	$1,071
Prepaid maintenance contracts (current)	1,760	2,026
Prepaid insurance	270	541
Prepaid rent	364	370
Other assets (current)	1,273	1,140
Prepaid expenses and other current assets	$5,185	$5,148

Property and Equipment—Property and equipment consisted of the following (in thousands)

	December 31, 2015	December 31, 2016
Computer equipment and software	$16,973	$17,524
Office equipment and furniture	3,479	3,490
Leasehold improvements	3,182	3,173
Property and equipment, gross	23,634	24,187
Less accumulated depreciation and amortization	(16,270)	(18,579)
Property and equipment, net	$7,364	$5,608

Depreciation and amortization expense related to property and equipment totaled $4.2 million, $4.1 million and $3.5 million in the years ended December 31, 2014, 2015 and 2016, respectively.

Other Assets—Other assets consisted of the following (in thousands):

	December 31, 2015	December 31, 2016
Book-of-business transfers, net (non-current)	$1,866	$665
Security deposits	607	589
Capitalized project costs	1,832	2,735
Deferred tax assets	204	204
Other	188	280
Other assets	$4,697	$4,473

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

	December 31, 2015			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Technology	$1,700	$(1,700)	$—	$1,700	$(1,700)	$—	zero
Pharmacy and customer relationships	10,100	(5,984)	4,116	10,100	(6,934)	3,166	3.3 years
Trade names, trademarks and website addresses	907	(517)	390	907	(607)	300	3.3 years
Total intangible assets subject to amortization	$12,707	$(8,201)	4,506	$12,707	$(9,241)	3,466
Indefinite-lived trademarks and domain names			5,114			5,114	Indefinite
Intangible assets			$9,620			$8,580

During the years ended December 31, 2014, 2015 and 2016, amortization expense related to intangible assets totaled $1.5 million, $1.2 million and $1.0 million, respectively.

As of December 31, 2016, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2017	$950	$90	$1,040
2018	950	90	1,040
2019	950	90	1,040
2020	316	30	346
Total	$3,166	$300	$3,466

Other Current Liabilities—Other current liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2016
Payable to carriers –estimate for forfeitures	$2,474	$3,030
Professional fees	183	307
Other accrued expenses	791	438
Total other current liabilities	$3,448	$3,775

Non-current Liabilities—Non-current liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2016
Deferred rent – non-current	$1,068	$830
Income tax payable – non-current	3,221	1,978
Deferred tax liabilities	329	443
Other non-current liabilities	344	123
Total non-current liabilities	$4,962	$3,374

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

The following table is a summary our financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands).

	December 31, 2015			December 31, 2016
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Total
Assets
Money market funds	$54,624	$54,624	$54,624	$57,715	$57,715	$57,715
Total assets measured and recorded at fair value	$54,624	$54,624	$54,624	$57,715	$57,715	$57,715

Note 4 - Stockholder's Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2015 and 2016, there were no shares of preferred stock outstanding.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares Reserved—We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

December 31, 2016
Common stock:
Stock options issued and outstanding	975
Restricted stock units issued and outstanding	1,523
Shares available for grant	2,267
Total shares reserved	4,765

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

Our stock options granted under the 2014 Plan, 2006 Plan and 2005 Stock Plan (collectively, the “Stock Plans”) generally vest over 4 years at a rate of 25% after one year and 1/48th per month thereafter. Our stock options granted prior to December 31, 2007 generally expire after ten years from the date of grant. Stock options granted subsequent to December 31, 2007 generally expire after seven years from the date of grant. On December 31, 2016, no shares were subject to repurchase.

Our restricted stock unit awards granted under the 2014 Plan, 2006 Plan and 2005 Stock Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

We grant market-based restricted stock units to our executive officers and certain members of our senior management team. Each market-based stock unit represents a contingent right to receive certain shares of our common stock upon the attainment of certain stock prices over a four-year performance period. Once a stock price threshold is achieved, the portion of the award related to that threshold will vest on the one-year anniversary of the date of achievement, subject to the employee's continued service through each vesting date. Compensation expense related to these awards is recognized on an accelerated basis over the requisite service period.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity under our 2014 Plan for the year ended December 31, 2016 (in thousands):

Shares Available for Grant [1]
Shares available for grant December 31, 2015 [1]	3,542
Restricted stock units granted [2]	(1,075)
Options granted	(346)
Restricted stock units cancelled [3]	138
Options cancelled	8
Shares available for grant December 31, 2016 [1]	2,267

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)	Includes grants of restricted stock units with both service and performance-based vesting criteria to our executive officers.

(3)	Includes cancelled restricted stock units with both service and performance-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2015	1,275	$18.79	2.8	$—
Granted	346	$13.14
Exercised	(5)	$12.86
Cancelled	(641)	$16.77
Balance outstanding at December 31, 2016	975	$18.14	3.5	$31
Vested and expected to vest at December 31, 2016	934	$18.34	3.4	$29
Exercisable at December 31, 2016	607	$20.43	1.9	$4

(1)	Includes certain stock options with both service and market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2015 and December 31, 2016 and the exercise price of in-the-money options as of those dates.

The following table provides information pertaining to our stock options for the year ended December 31, 2014, 2015 and 2016 (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2014	2015	2016
Weighted average fair value of options granted	$14.10	$5.67	$4.46
Total fair value of options vested	$2,338	$1,602	$1,243
Intrinsic value of options exercised	$6,472	$546	$4

 As of December 31, 2016, there was $1.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the next 2.7 years.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2015	966	$15.62	2.8	$9,636
Granted	1,075	$11.27
Vested	(305)	$16.93
Cancelled	(213)	$23.34
Unvested as of December 31, 2016	1,523	$12.83	2.8	$13,901

(1)	Includes certain restricted stock units with both service and performance-based or market-based vesting criteria granted to our executive officers.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2015 and December 31, 2016 multiplied by the number of restricted stock units outstanding as of December 31, 2015 and December 31, 2016, respectively.

The fair value of the restricted stock units is based on eHealth’s stock price on the date of grant. Compensation expense for awards that include only service-based vesting criteria is recognized on a straight-line basis over the vesting period. Compensation expense for awards that include both service and performance-based vesting criteria is recognized using accelerated attribution basis over the vesting period. As of December 31, 2016, there was $15.4 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over the next 2.4 years.
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
We had no stock repurchase activity during the year ended December 31, 2016. In addition to 10,663,888 shares repurchased under our past repurchase programs as of December 31, 2016, we have in treasury 471,702 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2015 and 2016, we had a total of 11,025,933 shares and 11,135,590 shares, respectively, held in treasury.
Stock-Based Compensation—The fair value of stock options granted to employees for the years ended December 31, 2014, 2015 and 2016 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2014	2015	2016
Expected term	4.2	4.3	4.4
Expected volatility	47.2%	64.1%	65.4%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.41%	1.17%	1.12%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of the market-based restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	December 31, 2015	December 31, 2016
Expected term	2.6	2.1
Expected volatility	64.7%	67.9%
Expected dividend yield	—%	—%
Risk-free interest rate	1.13%	1.05%
Weighted average grant date fair value	$6.69	$9.64

There were no market-based restricted stock units granted during the year ended December 31, 2014.

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2014, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2014	2015	2016
Common stock options	$2,215	$1,522	$1,015
Restricted stock units	3,662	5,480	6,251
Total stock-based compensation expense	$5,877	$7,002	$7,266

The following table summarizes stock-based compensation expense by operating function for the years ended December 31, 2014, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2014	2015	2016
Marketing and advertising	$1,692	$1,950	$1,237
Customer care and enrollment	386	477	497
Technology and content	1,611	1,728	1,836
General and administrative	2,188	2,734	3,696
Restructuring charges	—	113	—
Total stock-based compensation expense	$5,877	$7,002	$7,266

During the year ended December 31, 2016, due to changes in our senior management, we accelerated the vesting dates of certain stock options and restricted stock units granted to three former employees. We recorded a $0.5 million incremental stock-based compensation expense in connection with this modification.

Note 5 - Income Taxes
The components of our income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
United States	$(7,057)	$(6,041)	$(6,638)
Foreign	197	435	885
Income (loss) before provision for income taxes	$(6,860)	$(5,606)	$(5,753)

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2015	2016
Current:
Federal	$165	$(584)	$(948)
State	113	(457)	(214)
Foreign	14	97	178
Total current	292	(944)	(984)
Deferred:
Federal	7,935	121	104
State	1,292	10	24
Foreign	(174)	(30)	(15)
Total deferred	9,053	101	113
Provision (benefit) for income taxes	$9,345	$(843)	$(871)

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate:

	Year Ended December 31,
	2014	2015	2016
Tax provision (benefit) at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.6)	1.1	(4.6)
Non-qualified stock option shortfalls, net	—	(31.6)	(15.9)
Lobbying	(6.3)	(5.5)	(6.2)
Changes in valuation allowance	(162.5)	21.8	14.5
Foreign income tax and income inclusion	(0.6)	—	(7.5)
Section 162(m) limitation	(2.7)	—	—
Stock-based compensation	(0.8)	(23.0)	(12.6)
Research and development credits	3.4	20.1	14.1
Other	(1.2)	(2.9)	(1.7)
Effective tax rate	(136.3)%	15.0%	15.1%

The 2014 and 2015 income tax rate reconciliations have been adjusted to conform to the current period presentation.

Our effective tax rate in 2014 differs from the federal statutory rate primarily due to the recording of a valuation allowance against our federal and state deferred tax assets. Our effective tax rate in 2015 and 2016 differ from the federal statutory rate primarily due to the reversal of previously recorded reserves related to federal and state tax credits.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards. Significant components of our deferred tax assets were as follows (in thousands):

	December 31, 2015	December 31, 2016
Deferred tax assets:
Accruals and reserves	$4,108	$2,242
Stock-based compensation	2,946	2,960
Intangible assets	1,782	1,464
Net operating losses	844	9,337
Tax credits	1,547	4,399
Other	843	70
Total deferred tax assets	12,070	20,472
Valuation allowance	(10,528)	(19,430)
Total deferred tax assets net of valuation allowance	1,542	1,042
Deferred tax liabilities – intangible assets	(1,667)	(1,281)
Net deferred tax liabilities	$(125)	$(239)

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. As of December 31, 2016, the valuation allowance was $19.4 million, which represents a full valuation allowance against our federal and state deferred tax assets. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income.

The net valuation allowance decreased by $1.2 million during the year ended December 31, 2015 and increased by $8.9 million during the year ended December 31, 2016.

We had net operating loss carry forwards at December 31, 2016 of approximately $18.8 million and $53.1 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2023 and 2017, respectively. At December 31, 2016, we had tax credit carry forwards of approximately $4.3 million and $3.6 million for federal income tax and state income tax purposes, respectively, of which $2.5 million of the Federal tax credit carry forwards begin expiring in 2021. The remaining $1.8 million of federal tax credits and the state tax credits carry forward indefinitely.

Utilization of the net operating loss ("NOL") carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code"), and similar state provisions. These ownership change limitations may limit the amount of NOL carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2013	$5,597
Increases based on tax positions related to the prior year	1,159
Balance at December 31, 2014	6,756
Increases based on tax positions related to the prior year	344
Decreases based on tax positions related to the prior year	(24)
Lapse of statute of limitations	(1,301)
Additions based on tax positions related to the current year	409
Balance at December 31, 2015	6,184
Lapse of statute of limitations	(1,236)
Additions based on tax positions related to the current year	305
Balance at December 31, 2016	$5,253

Tax positions are evaluated in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of December 31, 2016, the total amount of gross unrecognized tax benefits was $5.3 million, of which $1.6 million, if recognized, would impact our effective tax rate. As of December 31, 2015, the total amount of gross unrecognized tax benefits was $6.2 million, of which $2.8 million, if recognized, would affect our effective tax rate. As of December 31, 2014, the total amount of gross unrecognized tax benefits was $6.8 million, of which $4.3 million, if recognized, would affect our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2016, we had approximately $0.3 million accrued for estimated interest related to uncertain tax positions. For the year ended December 31, 2016, we recorded estimated interest of $0.1 million. We did not recorded an accrual for penalties.

Included in the balance of income tax liabilities, accrued interest, and accrued penalties at December 31, 2016 is $2.0 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next twelve months. Our 2009 and 2010 California income tax returns are currently under examination by the California Franchise Tax Board. Upon receipt of a formal Notice of Proposed Adjustment, we will assess the impact on the California unrecognized tax benefits related to 2009 and 2010 and we will record any necessary adjustments in 2017.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2001 due to our net operating losses.

Note 6 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock equivalent shares, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net loss per share by application of the treasury stock method.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2015	2016
Basic:
Numerator:
Net loss	$(16,205)	$(4,763)	$(4,882)
Denominator:
Net weighted-average number of common stock shares outstanding	18,367	18,008	18,272
Net loss per share—basic:	$(0.88)	$(0.26)	$(0.27)
Diluted:
Numerator:
Net loss	$(16,205)	$(4,763)	$(4,882)
Denominator:
Net weighted average number of common stock shares outstanding	18,367	18,008	18,272
Weighted average number of options	—	—	—
Weighted average number of restricted stock units	—	—	—
Total common stock shares used in per share calculation	18,367	18,008	18,272
Net loss per share—diluted:	$(0.88)	$(0.26)	$(0.27)

For each of the years ended December 31, 2014,  2015 and 2016, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Year Ended December 31,
	2014	2015	2016
Common stock options	1,815	1,484	1,222
Restricted stock units	728	866	768
Total	2,543	2,350	1,990

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

During 2016, we reversed $0.3 million accrued restructuring liability related to facility exit costs as we reoccupied office space we had previously vacated and were also released from a lease for other office space we had previously vacated.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total cash and non-cash restructuring charges recorded during the year ended December 31, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2015	2016
Employee termination costs	$3,791	$—
Non-cash employee termination costs - stock-based compensation	113	—
Facility and other termination costs	637	(297)
Total restructuring charge (benefit)	$4,541	$(297)

The following table summarizes the cash-based restructuring charges liability activity during the year ended December 31, 2016 (in thousands):

	Beginning balance	Charges	Payments	Benefits	Ending balance
Employee termination costs	$12	$—	$(12)	$—	$—
Facility and other termination costs	421	—	(124)	(297)	—
Total restructuring liability	$433	$—	$(136)	$(297)	$—

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

In March 2012, we entered into an agreement to lease a building in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building was delivered to us in August 2013. The base rent increases annually by 3%. Future minimum payments related to this operating lease total $5.9 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Mountain View, California office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.  The remaining balance on the financial guarantee is $0.1 million as of December 31, 2016.

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. Future minimum payments total approximately $0.8 million over the remaining term of the lease.

In August 2014, we renewed our agreement to lease and expanded to approximately 50,000 square feet of office space in Gold River, California. The lease commenced in August 2014 and is for a term of 4 years and 5 months. Future minimum payments will total approximately $2.2 million over the remaining term of the lease. In 2015, we vacated approximately 11,200 square feet of this leased office space as a result of a workforce reduction. We reoccupied approximately 5,400 square feet of this previously vacated office space in 2016.

Total rent expense under all operating leases was approximately $5.3 million, $5.4 million and $4.5 million for the years ended December 31, 2014, 2015 and 2016, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2016 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2017	$4,543	$2,247	$6,790
2018	2,959	849	3,808
2019	908	210	1,118
2020	909	168	1,077
2021	929	—	929
Thereafter	1,516	—	1,516
Total	$11,764	$3,474	$15,238

Legal Proceedings—On January 26, 2017, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that the Company negligently failed to take necessary precautions required to protect from unauthorized disclosure personally identifiable information contained on Form W-2s of certain of our current and former employees. The complaint purports to allege causes of action against the Company for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract. The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate. Because the case is at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2015 and 2016, we had no material liabilities included in our Consolidated Balance Sheets for outstanding legal claims.

Guarantees and Indemnifications—We have agreed to indemnify members of our board of directors and our executive officers for fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding, including actions or proceedings by or in the right of the Company, to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer of the Company or service provided to another company or enterprise at our request. The term of the director and officer indemnification is perpetual as to events or occurrences that take place while the director or officer is, or was, serving at our request. As such, the maximum potential amount of future payment we could be required to make under these indemnification arrangements is unlimited. We, however, maintain directors and officers insurance coverage that limits our exposure under certain circumstances and that may allow us to recover a portion of future amounts paid. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2015 and 2016.

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

Note 9 - Operating Segments, Geographic Information and Significant Customers

Operating Segments

The following table presents summary results of our operating segments for the year ended December 31, 2014, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2014	2015	2016
Revenue
Medicare	$44,479	$63,163	$80,269
Individual, Family and Small Business	135,198	126,378	106,691
Total revenue	$179,677	$189,541	$186,960

Segment profit (loss)
Medicare segment loss	$(29,625)	$(23,284)	$(33,141)
Individual, Family and Small Business segment profit	55,989	59,499	67,905
Total segment profit (loss)	26,364	36,215	34,764
Corporate	(21,528)	(25,135)	(29,071)
Stock-based compensation expense	(5,877)	(6,889)	(7,266)
Depreciation and amortization	(4,192)	(4,148)	(3,539)
Restructuring (charge) benefit	—	(4,541)	297
Amortization of intangible assets	(1,529)	(1,153)	(1,040)
Other income (expense), net	(98)	45	$102
Loss before provision (benefit) for income taxes	$(6,860)	$(5,606)	$(5,753)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2015 and 2016 were as follows (in thousands):

	December 31, 2015	December 31, 2016
United States	$35,341	$32,162
China	436	$391
Total	$35,777	$32,553

Significant Customers

Substantially all revenue for the years ended December 31, 2014, 2015 and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December 31, 2014, 2015 and 2016 are presented in the table below:

	Year Ended December 31,
	2014	2015	2016
Humana	23%	23%	23%
UnitedHealthcare [1]	10%	11%	13%
Aetna [2]	10%	10%	10%
Anthem [3]	11%	9%	8%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

(3)	Anthem (formerly Wellpoint) also includes other carriers owned by Anthem.

Note 10 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2015 and 2016 is as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2016	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$73,844	$37,277	$32,079	$43,760	$186,960
Income (loss) from operations	23,683	(5,809)	(6,916)	(16,813)	$(5,855)
Net income (loss)	18,034	(476)	(5,736)	(16,704)	$(4,882)
Net income (loss) per share:
Basic	$0.99	$(0.03)	$(0.31)	$(0.91)	$(0.27)
Diluted	$0.99	$(0.03)	$(0.31)	$(0.91)	$(0.27)

For the Year Ended December 31, 2015	1st Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Year
Revenue	$61,288	$39,894	$38,224	$50,135	$189,541
Income (loss) from operations	(2,012)	5,828	2,925	(12,392)	$(5,651)
Net income (loss)	(2,082)	5,750	3,635	(12,066)	$(4,763)
Net income (loss) per share:
Basic	$(0.12)	$0.32	$0.20	$(0.67)	$(0.26)
Diluted	$(0.12)	$0.32	$0.20	$(0.67)	$(0.26)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2016, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31,  2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of eHealth, Inc.

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework) (the COSO criteria). eHealth, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, eHealth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eHealth, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of eHealth, Inc. and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 15, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2016.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Scott Flanders, principal financial officer, David Francis, and all other executive officers. The code of ethics is available on the about us/investor relations/corporate governance page of our website at www.eHealth.com. A copy may also be obtained without charge by contacting investor relations, attention Vice President of Investor Relations, 440 East Middlefield Road, Mountain View, CA 94043 or by calling (650) 210-3111.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2016.

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

(c) Financial Statement Schedule—See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
March 15, 2017

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DAVID K. FRANCIS
Scott N. Flanders Chief Executive Officer	David K. Francis Chief Financial Officer

/s/ JAY W. JENNINGS
Jay W. Jennings Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2017.

Signature	Title

/s/ SCOTT N. FLANDERS	Chief Executive Officer (Principal Executive Officer) and Director
Scott N. Flanders

/s/ DAVID K. FRANCIS	Chief Financial Officer (Principal Financial Officer)
David K. Francis

/s/ JAY W. JENNINGS	Senior Vice President of Finance (Principal Accounting Officer)
Jay W. Jennings

/s/ ELLEN O. TAUSCHER	Chair of Board of Directors
Ellen O. Tauscher

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.3*	Employment Agreement, dated July 11, 2016, between David Francis and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.4*	Form of Severance Letter with Robert Hurley and Tom Tsao	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.5*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6*	Employment Agreement, dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6.1*	Letter Amendment, dated November 2007, amending Offer Letter dated November 30, 1999, between Gary Lauer and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 14, 2007
10.6.2*	Second Amendment to Offer Letter, dated December 27, 2008, amending Offer Letter dated November 30, 1999, as amended, between Gary Lauer and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.6.3*	Management Retention Agreement, effective as of March 4, 2010, between eHealth, Inc. and Gary L. Lauer	Quarterly Report on Form 10-Q (File No. 001-33071)	May 10, 2010
10.6.4*	Separation Agreement and Release, dated May 31, 2016, between Gary L. Lauer and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.7*	Employment Agreement, dated May 4, 2000, between Stuart Huizinga and eHealthInsurance Services, Inc., as amended on August 22, 2000	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.7.1*	Transition Agreement and Release, dated July 11, 2016, between Stuart Huizinga and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.8*	Employment Agreement, dated March 9, 2012, between William Shaughnessy and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.8.1*	Separation Agreement and Release, dated June 27, 2016, between William Shaughnessy and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.9	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.9.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.9.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010

10.9.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.10	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.10.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.10.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.10.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.10.4	Eighth Amendment to Standard Lease Agreement (Officer) and Partial Termination of Lease dated June 23, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 28, 2016
10.10.5	Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2016
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
		Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.11.6	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.11.7	Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013

10.11.8	Supplemental Agreement, effective as of September 9, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.11.9	Supplemental Agreement, effective as of September 1, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.11.10	Supplemental Agreement, effective as of September 15, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.11.11	Supplemental Agreement, effective as of September 1, 2015, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2015
10.12	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.12.1	First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.13	Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.13.1	Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2016
10.14*	Chief Executive Officer Bonus Plan 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.15*	Executive Bonus Plan 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	May 9, 2016
10.16*	eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.17*	2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.17.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.17.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.17.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.17.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.17.5*	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.17.6*	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.17.7*	Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.17.8*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.17.9*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.18*	2014 Equity Incentive Plan of the Registrant	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014

10.18.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.18.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.18.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.18.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.18.5		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.18.6		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.18.7*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.18.8*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.18.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.18.10*		Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.18.11*		Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.19*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.19.1*		Form of Deferral Election Form for Eligible Individual for Awards to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 15, 2012
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†
Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of David F. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.