Form 10-Q
period 2017-03-31
eHealth, Inc.
filed 2017-05-05
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)			YES ☐	NO ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2017 was 18,431,224 shares.

2

Table of Contents

EHEALTH, INC. FORM 10-Q

3

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share information)

	December 31, 2016	March 31, 2017
Assets	(Note 1)
Current assets:
Cash and cash equivalents	$61,781	$68,228
Accounts receivable	9,213	27,902
Prepaid expenses and other current assets	5,148	4,452
Total current assets	76,142	100,582
Property and equipment, net	5,608	5,703
Other assets	4,473	4,416
Intangible assets, net	8,580	8,320
Goodwill	14,096	14,096
Total assets	$108,899	$133,117
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,112	$1,699
Accrued compensation and benefits	10,920	7,897
Accrued marketing expenses	7,158	3,246
Deferred revenue	959	730
Other current liabilities	3,775	5,259
Total current liabilities	27,924	18,831
Non-current liabilities	3,374	1,425
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	272,778	274,611
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	4,616	38,037
Accumulated other comprehensive income	176	182
Total stockholders’ equity	77,601	112,861
Total liabilities and stockholders’ equity	$108,899	$133,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2016	2017
Revenue
Commission	$69,387	$76,182
Other	4,457	2,757
Total revenue	73,844	78,939
Operating costs and expenses:
Cost of revenue	2,184	1,629
Marketing and advertising	20,882	15,055
Customer care and enrollment	10,400	12,109
Technology and content	8,507	8,072
General and administrative	7,928	9,992
Amortization of intangible assets	260	260
Total operating costs and expenses	50,161	47,117
Income from operations	23,683	31,822
Other income (expense), net	(11)	26
Income before provision (benefit) for income taxes	23,672	31,848
Provision (benefit) for income taxes	5,638	(1,573)
Net income	$18,034	$33,421
Net income per share:
Basic	$0.99	$1.82
Diluted	$0.99	$1.80
Weighted-average number of shares used in per share amounts:
Basic	18,153	18,370
Diluted	18,217	18,561
Comprehensive income:
Net income	$18,034	$33,421
Foreign currency translation adjustment, net of taxes	(14)	6
Comprehensive income	$18,020	$33,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2016	2017
Operating activities
Net income	$18,034	$33,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005	762
Amortization of internally developed software	214	291
Amortization of book-of-business consideration	1,597	1,157
Amortization of intangible assets	260	260
Stock-based compensation expense	1,832	2,133
Other non-cash items	(31)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(9,978)	(18,689)
Prepaid expenses and other assets	(153)	107
Accounts payable	(1,265)	(3,417)
Accrued compensation and benefits	(5,835)	(3,023)
Accrued marketing expenses	(7,732)	(3,912)
Deferred revenue	(60)	(229)
Other liabilities	6,809	(374)
Net cash provided by operating activities	4,697	8,428
Investing activities
Purchases of property and equipment and other assets	(411)	(1,664)
Net cash used in investing activities	(411)	(1,664)
Financing activities
Cash used to net-share settle equity awards	(276)	(300)
Principal payments in connection with capital leases	(20)	(32)
Net cash used in financing activities	(296)	(332)
Effect of exchange rate changes on cash and cash equivalents	(11)	15
Net increase in cash and cash equivalents	3,979	6,447
Cash and cash equivalents at beginning of period	62,710	61,781
Cash and cash equivalents at end of period	$66,689	$68,228

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

Basis of Presentation-The accompanying condensed consolidated balance sheets as of December 31, 2016 and March 31, 2017, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2017 and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2017, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2016 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 16, 2017. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2016 and 2017 and our cash flows for the three months ended March 31, 2016 and 2017. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2017.

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

 The majority of our individual and family health insurance plans are sold in the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying life events, such as losing employer-sponsored health insurance or moving to another state.

Operating Segments—We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). During the fourth quarter of 2016, we implemented a new operating structure to focus on our growth opportunities and objectives, while operating the business more efficiently. The new business structure is comprised of two operating segments, Medicare and Individual, Family and Small Business. These operating segments reflect the way our CODM views and evaluates our business performance and manages operations as well as allocates resources.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. Specifically, we reclassified $0.2 million of operating expenses related to our licensing department for the three months ended March 31, 2016, previously reported as general and administrative expense, to customer care and enrollment expense. This reclassification did not affect previously reported net income, cash flows or stockholders' equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt this new accounting standard on January 1, 2018, and we anticipate to use the full retrospective method to restate each prior reporting period presented. We anticipate the adoption of this new standard will have a material impact on our consolidated financial statements. Under the new standard, we currently expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue at the time the policy is sold equal to the estimated commissions to be earned by us over the initial and estimated renewal periods as opposed to our current treatment of recognizing revenue over the life of the policy. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of policies sold for which we are the broker of record.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. ASU 2016-18 will be effective for us beginning on January 1, 2018 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect ASU 2016-18 to have a material impact on our consolidated financial statements.

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

Note 2 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2016 and March 31, 2017, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2016 and March 31, 2017, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2016 and 2017.

As of December 31, 2016 and March 31, 2017, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2016	March 31, 2017
Cash	$4,066	$2,792
Money market funds	57,715	65,436
Total cash and cash equivalents	$61,781	$68,228

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2016 and March 31, 2017

As of December 31, 2016 and March 31, 2017, our accounts receivable consisted of the following (in thousands):

	December 31, 2016	March 31, 2017
Commissions receivable	$7,265	$26,671
Accounts receivable – for other revenue	1,948	1,231
Total accounts receivable	$9,213	$27,902

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

	December 31, 2016			March 31, 2017
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Total
Assets
Money market funds	$57,715	$57,715	$57,715	$65,436	$65,436	$65,436
Total assets measured and recorded at fair value	$57,715	$57,715	$57,715	$65,436	$65,436	$65,436

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Stockholder's Equity

The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the three month ended March 31, 2017 (in thousands):

Shares Available for Grant [1]
Shares available for grant December 31, 2016 [1]	2,267
Restricted stock units granted [2]	(303)
Options granted	(162)
Restricted stock units cancelled [3]	47
Options cancelled	2
Shares available for grant March 31, 2017 [1]	1,851

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)	Includes grants of restricted stock units with both service and performance-based vesting criteria.

(3)	Includes cancelled restricted stock units with both service and performance-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2016	975	$18.14	3.5	$31
Granted	162	$12.08
Exercised	(2)	$11.37
Cancelled	(192)	$18.53
Balance outstanding at March 31, 2017	943	$17.03	4.5	$30
Vested and expected to vest at March 31, 2017	886	$17.28	4.4	$87
Exercisable at March 31, 2017	428	$21.39	2.3	$30

(1)	Includes certain stock options with both service and market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2016 and March 31, 2017 and the exercise price of in-the-money options as of those dates.

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2016	1,523	$12.83	2.8	$13,901
Granted	303	$11.98
Vested	(109)	$13.86
Cancelled	(48)	$13.90
Unvested as of March 31, 2017	1,669	$12.58	2.6	$20,073

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Includes certain restricted stock units with both service and performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2016 and March 31, 2017 multiplied by the number of restricted stock units outstanding as of December 31, 2016 and March 31, 2017, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three months ended March 31, 2017. In addition to 10,663,888 shares repurchased under our past repurchase programs as of March 31, 2017, we have in treasury 499,250 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2016 and March 31, 2017, we had a total of 11,135,590 shares and 11,163,138 shares, respectively, held in treasury.

Stock-Based Compensation—The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2016 and 2017 (in thousands):

	Three Months Ended March 31,
	2016	2017
Common stock options	$326	$187
Restricted stock units	1,506	1,946
Total stock-based compensation expense	$1,832	$2,133

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2016 and 2017 (in thousands):

	Three Months Ended March 31,
	2016	2017
Marketing and advertising	$555	$215
Customer care and enrollment	123	12
Technology and content	435	394
General and administrative	719	1,512
Total stock-based compensation expense	$1,832	$2,133

Note 5 - Income Taxes

The following table summarizes our benefit for income taxes and our effective tax rates for the three months ended March 31, 2016 and 2017 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2016	2017
Income before provision (benefit) for income taxes	$23,672	$31,848
Provision (benefit) for income taxes	5,638	(1,573)
Effective tax rate	23.8%	(4.9)%

In the three months ended March 31, 2016, we recorded a provision for income taxes of $5.6 million, which primarily consisted of Federal and state alternative minimum income taxes, foreign income taxes and certain discrete items. In the three months ended March 31, 2017, we recorded a benefit for income taxes of $1.6 million primarily related to a $1.9 million decrease in our liability for unrecognized tax benefits partially offset by Federal and state minimum taxes and foreign taxes. Our effective tax rate in the three months ended March 31, 2017 was lower than the federal statutory rate primarily due to the recording of a valuation allowance against our federal and state deferred tax assets, offset by the reversal of previously recorded unrecognized tax benefits related to federal and state tax credits.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We recorded a valuation allowance against the U.S. deferred tax assets in an earlier year and continue to maintain that full valuation allowance as of March 31, 2017 as we believe it is not more likely than not that the net deferred tax assets will be fully realized.

The examination of our 2009 and 2010 California income tax returns by the California Franchise Tax Board was completed in the first quarter of 2017. We assessed the impact on our unrecognized tax benefits for all open years and recorded any necessary adjustments in the first quarter of 2017.

Note 6 - Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2017
Basic:
Numerator:
Net income	$18,034	$33,421
Denominator:
Weighted-average number of common stock shares outstanding	18,153	18,370
Net income per share—basic:	$0.99	$1.82
Diluted:
Numerator:
Net income	$18,034	$33,421
Denominator:
Net weighted average number of common stock shares outstanding	18,153	18,370
Weighted average number of options	—	33
Weighted average number of restricted stock units	64	158
Total common stock shares used in per share calculation	18,217	18,561
Net income per share—diluted:	$0.99	$1.80

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For each of the three-month periods ended March 31, 2016 and 2017, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2017
Common stock options	1,263	960
Restricted stock units	713	207
Total	1,976	1,167

Note 7 - Commitments and Contingencies

Legal Proceedings—On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara, relating to the same circumstances.  The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  Because the cases are at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2016 and March 31, 2017, we had no material liabilities for outstanding claims included in our Condensed Consolidated Balance Sheets.

Note 8 - Operating Segments, Geographic Information and Significant Customers

Operating Segments

The following table presents summary results of our operating segments for the three months ended March 31, 2016, and 2017 (in thousands):

	Three Months Ended March 31,
	2016	2017
Revenue
Medicare	$43,467	$57,974
Individual, Family and Small Business	30,377	20,965
Total revenue	$73,844	$78,939

Segment profit
Medicare segment profit	$17,891	$30,695
Individual, Family and Small Business segment profit	15,555	11,079
Total segment profit	33,446	41,774
Corporate	(6,666)	(6,797)
Stock-based compensation expense	(1,832)	(2,133)
Depreciation and amortization	(1,005)	(762)
Amortization of intangible assets	(260)	(260)
Other income (expense), net	(11)	26
Income before provision (benefit) for income taxes	$23,672	$31,848

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2016 and March 31, 2017 were as follows (in thousands):

	December 31, 2016	March 31, 2017
United States	$32,162	$31,918
China	391	414
Total	$32,553	$32,332

Significant Customers

Substantially all revenue for the three months ended March 31, 2016 and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three months ended March 31, 2016 and 2017 are presented in the table below:

	Three Months Ended March 31,
	2016	2017
Humana	33%	25%
UnitedHealthcare [1]	10%	18%
Aetna [2]	11%	10%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, or a combined total of 54% of our $9.2 million outstanding accounts receivable balance. As of March 31, 2017, three customers represented 51%, 15% and 13%, respectively, or a combined total of 79%, of our $27.9 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and March 31, 2017. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2017. Accordingly, our estimate for uncollectible amounts at March 31, 2017 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and membership; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments and impact to our operating results; our efforts to accelerate growth in the Medicare Advantage and Medicare Supplement market; our focus on the small business market; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our expectations regarding commission rates, conversion rates, membership retention rates and membership acquisition costs; our increased focus in public policy and lobbying efforts; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and our business development and cross-selling efforts; our expectation relating to the renewal of Medicare-related health insurance plan and the timing of our generation of renewal commission revenue on those plans; the timing of our receipt of commission payments; our critical accounting policies and related estimates; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative, regulatory and legal challenges; the merits of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; decreased conversion rates for health insurance exchange enrollments as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2017, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Commission Revenues

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms. Commission revenue represented 94% and 97% of our total revenue in the three months ended March 31, 2016 and 2017, respectively.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates. The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2016 for details regarding our recognition of commission revenue.

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

We have historically sold a significant portion of the Medicare plans that we sell during the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2016, 49% of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter. During the first quarter, we recognize substantially all of our Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue as substantially all Medicare Advantage and Medicare Part D policies renew on January 1 of each year. In January 2017, CMS proposed a rule that would prohibit carriers from paying administrative fees on a per member basis.  These fees constitute a significant portion of our Medicare Advantage and Medicare Part D prescription drug plan commission revenue.  While many have commented on and objected to the proposed rule, should the rule become final, it is unclear whether carriers will pay the administrative fees in another manner and when they would begin to do so. If the rule becomes final, our Medicare Advantage and Medicare Part D prescription drug plan commission revenue could be adversely impacted, which would harm our business, operating results and financial condition.

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

Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. The initial open enrollment period under health care reform began in October 2013 and ended in March 2014 for coverage effective in 2014. Subsequent open enrollment periods for individual and family health insurance have begun in November and ended on January 31 in the following year. CMS recently announced that the upcoming open enrollment period for coverage effective in 2018 will begin on November 1, 2017 and end on December 15, 2017. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying life events, such as losing employer-sponsored health insurance or moving to another state. In addition, CMS tightened the requirements for individuals to qualify for a special enrollment period starting in 2016. We have not enrolled a significant number of individuals in individual and family health insurance outside of the open enrollment period.

The implementation of open enrollment periods changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. Given that the upcoming open enrollment period will take place solely during the fourth quarter of 2017, the seasonality of our individual and family business will change again. To the extent we experience higher application volume in the fourth quarter of 2017 as a result of this change, we may incur higher membership acquisition costs in the fourth quarter of 2017 without recognizing the corresponding revenue, which would negatively impact our financial results for the fourth quarter of 2017 and fiscal year 2017. It also presents challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduces our ability to obtain new health insurance members outside of the open enrollment period.

A substantial number of individuals and families are eligible for subsidies under health care reform. Health care reform’s establishment of government-run health insurance exchanges through which individuals and families must purchase qualified health plans to receive government subsidies has increased our competition as individual and families may purchase qualified health plans directly from government exchanges. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through government-run exchanges. We have entered into an agreement with, and enrolled individuals and families into qualified health plans through, the Federally Facilitated Marketplace or FFM, run by CMS. The FFM operated some part of the health insurance exchange in 39 states during the last health care reform open enrollment period.

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

In February 2016 after the end of the open enrollment period, CMS directed us and other web-based entities to make changes to the process we developed for enrolling individuals into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS requirements, which require that we use a different and more cumbersome pathway through which individuals are enrolled in qualified health plans, we experienced a substantial reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members. Near the time CMS directed us to change our process for enrolling individuals in qualified health plans, CMS indicated that it anticipated it would improve the alternative process that CMS directed us to use. To date, CMS has not made meaningful improvements to the process. The reduced conversion rates for the process that CMS has directed us to use for enrolling individuals in qualified health plans persisted throughout the open enrollment period that began on November 1, 2016 and ended January 31, 2017. These reduced conversion rates resulted in higher marketing and advertising costs per submitted application and reduced the cost-effectiveness of our direct and online marketing programs.  As a result, we reduced our individual and family health insurance marketing expenditures both outside of the open enrollment period in 2016 as well as during the recently-ended open enrollment period.  These circumstances resulted in our enrolling a significantly lower number of individuals and families into individual and family health insurance plans, which positively impacted our 2016 financial results due to the reduction in marketing and advertising expenses, but will significantly reduce our individual and family health insurance membership and commission revenue in 2017 compared to 2016.

Health insurance carriers have the ability to enter into or withdraw from health insurance markets and unilaterally change their relationship with us in various ways, including by altering the geographic areas in which they permit us to sell their products and changing the commission rates they pay us. As a result of higher medical utilization rates than carriers projected under healthcare reform and for other reasons related to healthcare reform, several health insurance carriers for which we have sold individual and family health insurance, including large national carriers, recently have exited the individual and family health insurance market altogether or in a large number of states. Additionally, some carriers have decided to only sell individual and family health insurance through government exchanges, such as the FFM. These circumstances have resulted in our offering a reduced number of individual and family health insurance plans on our website, including several states and zip codes where we have no individual and family health insurance plans to offer. In addition, a significant number of our individual and family health insurance members previously purchased their individual and family health insurance from carriers who have exited or may be exiting the individual and family health insurance market.  As a result of carriers exiting the market, we have observed lower retention rates during the first quarter of 2017 because those members needed to move to a plan offered by another health insurance carrier if they desired to maintain individual and family health insurance. If they did not purchase their new individual and family health insurance plan through us, they are no longer our members and we will no longer receive the related commission revenue. If additional health insurance carriers determine not to sell individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. We believe decreased retention rates and a reduction in the demand for individual and family health insurance plans that we sell will contribute to significantly reduced individual and family insurance membership and commission revenue for us in 2017 compared to 2016.

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, have made changes to the commissions they pay us in markets that they have not exited, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the recently ended open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the recently ended open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. Many carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. While we do expect to see premium inflation to offset some of the negative impact of lower commission rates given that some of the carriers pay us based on percentage of premiums, increased premiums have, and may continue to adversely impact demand for the individual and family health insurance that we sell.

We will adopt Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) on January 1, 2018, and we anticipate to use the full retrospective method to restate each prior reporting period presented.  We anticipate the adoption of this new standard will have a material impact on our consolidated financial statements. Under the new standard, we currently expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue equal to the estimated life-time value of a policy at the time when the policy is sold as opposed to our current treatment of recognizing revenue over the life of the policy. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of policies sold for which we are the broker of record.

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

Submitted Applications. Historically, we have experienced a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. During 2016, we also experienced an increase in the number of Medicare-related applications submitted during the first, second and third quarters compared to the fourth quarter. During 2016, 49% of our Medicare plan-related applications were submitted during the fourth quarter, compared to 56% in 2015. In the first quarter of 2017, submitted applications for Medicare Advantage products declined 6% compared to the first quarter of 2016, while submitted applications for all Medicare products, which also include Medicare Supplement and Medical Part D prescription drug plans, grew 1%. These growth rates represent a deceleration compared to strong growth rates we experienced in our Medicare business in the first half of 2016 compared to the first half of 2015. The deceleration we experienced during the second half of 2016 and the first quarter of 2017 was driven in large part by the lingering impact of changes we made to our sales and marketing processes in response to compliance requirements issued by CMS, which impacted the effectiveness of our call center agents in converting leads into submitted applications. The deceleration was also due to a change in our strategy and our focus on more cost-effective sources of demand generation. We anticipate that we may see an improvement in application volumes in the second half of this year as a result of this shift.

The number of individual and family health insurance applications submitted through us has historically been highest during the Affordable Care Act open enrollment period, which has begun in the fourth quarter and run into the first quarter of the following year. The second and third quarters are outside of the Affordable Care Act open enrollment period and the number of individual and family health insurance submitted applications submitted during these periods has historically decreased compared to the first and fourth quarters. In connection with the recently completed open enrollment period that began on November 1, 2016 and ended on January 31, 2017, the number of individual and family health insurance submitted applications during the fourth quarter of 2016 and first quarter of 2017 again increased significantly compared to the second and third quarters of 2016. However, as a result of our offering a reduced number of individual and family health insurance plans on our website, as well as increasing premiums on individual and family health insurance plans, the number of individual and family health insurance submitted applications during the first quarter of 2016 declined 61% compared to the first quarter of 2015, and the number of individual and family health insurance submitted applications during the first quarter of 2017 declined 70% compared to the first quarter of 2016. CMS recently announced that the upcoming open enrollment period for coverage effective in 2018 will take place solely during the fourth quarter of 2017. To the extent we experience higher application volume in the fourth quarter of 2017 as a result of this change, we may incur higher membership acquisition costs in the fourth quarter of 2017 without recognizing the corresponding revenue, which would negatively impact our financial results for the fourth quarter of 2017 and fiscal year 2017.
Members per Submitted Application. For Medicare-related health insurance, there is only one individual on a submitted application. However, for individual and family and certain ancillary health insurance plans, there may be more than one member per submitted application. In the first quarter of 2016, we experienced a decline in the average number of members on individual and family health insurance applications submitted through us compared to the first quarter of 2015, but experienced an increase during the second through fourth quarters of 2016 compared to the second through fourth quarters of 2015. In the first quarter of 2017, we experienced an increase in the average number of members on individual and family health insurance applications submitted through us compared to the first quarter of 2016.

Approval Rates and Initial Payment Rates. Approval rates and initial payment rates for Medicare-related health insurance remained relatively consistent in 2016 compared to 2015. The approval rates for Medicare-related health insurance in the first quarter of 2017 were consistent with the approval rates in the first quarter of 2016. We currently do not have sufficient data to assess the initial payment rates on Medicare related health insurance we sold during the first quarter of 2017. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Individual and family health insurance approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. During 2016, we experienced a slight decline in both approval rates and initial payment rates for individual and family health insurance compared to 2015. The approval rates for individual and family health insurance in the first quarter of 2017 are consistent with the approval rates in the first quarter of 2016. We currently do not have sufficient data to assess individual and family plan initial payment rates for the first quarter of 2017.

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

In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed annual commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly or annual commissions. During 2016, for certain categories of enrollments that occur outside of the annual enrollment period, CMS allowed carriers to either prorate the commission payment for the number of months remaining in the calendar year or pay the broker a full year of commissions up-front. During 2016, a number of carriers for which we sell Medicare products changed from paying us a full-year of commissions up-front to pro-rating their payments based on the number of months remaining in the calendar year, which negatively impacted our Medicare commission revenue in 2016 compared to the same period in 2015. During the first quarter of 2017, we experienced an increase in Medicare commission revenue, primarily attributable to increased renewal commissions per member for our Medicare Advantage plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement policies sold by us are typically a percentage of the premium on the policy and paid to us until the policy is cancelled or we otherwise do not remain the agent on the policy. In January 2017, CMS proposed a rule that would prohibit carriers from paying administrative fees on a per member basis.  These fees constitute a significant portion of our Medicare Advantage and Medicare Part D prescription drug plan commission revenue.  While many have commented on and objected to the proposed rule, should the rule become final, it is unclear whether carriers will pay the administrative fees in another manner and when they would begin to do so. As a result, if the rule becomes final our Medicare Advantage and Medicare Part D prescription drug plan commission revenue could be adversely impacted, which would harm our business, operating results and financial condition. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for details regarding our recognition of Medicare plan commission revenue.

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

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, changes in volume of health insurance applications submitted during the annual open enrollment periods compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we observed lower commission rates on many of the individual and family health insurance plans that we sold during the 2016 open enrollment period for coverage effective in 2017 compared to policies that we sold during the 2015 open enrollment period for coverage effective in 2016. Recently, given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the recently ended open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we expect to see a meaningful reduction in our average commission rates for plans sold during the recently ended open enrollment period compared to the last open enrollment period and for our aggregate individual and family health insurance plan membership in 2017 compared to 2016.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year. Our Medicare membership retention rates have remained relatively consistent over the past year. Our individual and family plan membership retention rates were negatively impacted by health care reform throughout 2016 and the first quarter of 2017. The number of new individual and family health insurance members added during the second, third and fourth quarters of 2016 and the first quarter of 2017 was not enough to offset the loss of existing members, resulting in a decline in our individual and family health insurance estimated membership during those periods. Our retention rates during the first quarter of 2017 declined compared to the retention rates we experienced in our individual and family health insurance business in prior years. We believe the decline in retention rates related to premium inflation in the individual and family plan market and carriers exiting the individual and family health insurance market altogether or in certain jurisdictions.

Other Revenue

In addition to our core business of marketing health insurance products to individuals and small businesses where we generate commission revenue, we earn non-commission revenue including from online sponsorship and advertising commission, technology licensing and lead referrals.

Online Sponsorship and Advertising. We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. Health insurance carriers commit to sponsorship and advertising on a quarterly basis, if at all, and generally determine prior to the quarter whether to purchase sponsorship and advertising from us and how much they are willing to spend. During 2016, online sponsorship and advertising revenue declined compared to 2015, primarily due to a decline in individual and family health insurance submitted applications, as well as a reduction in the amount we received for Medicare-related advertising.

Technology Licensing.  We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers to market and distribute health insurance plans online. Health insurance carriers that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. During 2016, technology licensing revenue declined compared to 2015, primarily due to the decline in individual and family health insurance submitted applications.

Lead Referrals. We generate revenue from referral fees paid to us based on Medicare-related and individual and family health insurance leads generated by our ecommerce platforms that are delivered and sold to third parties. During 2016, lead revenue declined compared to 2015, primarily due to an increase in the number of the leads we serviced as a health insurance agent.

See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for details regarding our recognition of online sponsorship and advertising revenue, technology licensing revenue and lead referral revenue.

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt this new accounting standard on January 1, 2018, and we anticipate to use the full retrospective method to restate each prior reporting period presented.  We anticipate the adoption of this new standard will have a material impact on our consolidated financial statements. Under the new standard, we currently expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue equal to the estimated life-time value of a policy at the time when the policy is sold as opposed to our current treatment of recognizing revenue over the life of the policy. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of policies sold for which we are the broker of record.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the three months ended March 31, 2016 and 2017, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted through us during the same periods were as follows:

	Three Months Ended March 31,
	2016	2017
Source of total submitted applications (as a percentage of total submitted applications for the year):
Direct	49%	52%
Marketing partners	33%	37%
Online advertising	18%	11%
Total	100%	100%

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

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. We incur expenses associated with search advertising in the period in which the consumer clicks on the advertisement. Costs related to our online channel decreased significantly during the first quarter of 2017 compared to the first quarter of 2016 primarily due to a decline in the amount we were willing to spend to acquire members through this channel.

Operating Costs and Expenses

Cost of Revenue

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

Additionally, included in cost of revenue are payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platforms and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the annual open enrollment periods for both Medicare-related and individual and family health insurance, marketing and advertising expenses have increased during the fourth quarter of each year. Additionally, since the health care reform open enrollment periods for individual and family health insurance has continued into the following year, marketing and advertising expenses have increased during the first quarter of each year compared to the second and third quarters, but to a lesser extent than the fourth quarter. During the second and third quarters, marketing and advertising expenses decrease, consistent with the decrease in submitted applications compared to periods during the open enrollment periods. We expect these seasonal trends to continue in 2017. However, since the upcoming open enrollment period for coverage effective in 2018 will begin on November 1, 2017 and end on December 15, 2017, we do not expect to see the same increase in marketing and advertising expenses related to individual and family health insurance during the first quarter of 2018 compared to the first quarter of 2017.

In February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed with CMS. Even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which makes it difficult to adapt and optimize our own websites and marketing material as well as our marketing partner websites and marketing material in a short amount of time.

Due to an increase in the cost of acquiring a new Medicare Advantage member over the past year, we are increasing our focus on the profitability of new Medicare Advantage members. As we de-emphasize less profitable acquisition channels and work on building out the more efficient direct and marketing partner channels, we expect to see a near-term slowdown in our Medicare Advantage application growth. At the same time, in-line with our new strategy, we intend to more aggressively pursue the Medicare Supplement segment of the market. We anticipate that the resulting slowdown in Medicare application growth, coupled with a more favorable average cost of acquiring Medicare members, will result in Medicare marketing and advertising expense growing at a slower rate than the growth in Medicare submitted applications.

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

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. In preparation for the Medicare annual enrollment period during 2016, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2016, we began ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions. In the first quarters of 2016 and 2017, we retained substantially all of our Medicare sales and enrollment personnel to handle the anticipated increased volume of Medicare-related applications outside of the open enrollment period.

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

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, division president, finance, investor relations, government affairs, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees.

 Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three months ended March 31, 2016 and 2017:

Key Metrics:	Three Months Ended March 31,
	2016	2017	Percent Change
Submitted applications:
Medicare submitted applications (1)	30,900	31,300	1%
IFP submitted applications (2)	74,300	22,000	(70)%
Other submitted applications (3)	97,400	63,400	(35)%
Total submitted applications (4)	202,600	116,700	(42)%

Medicare Advantage submitted applications (5)	23,100	21,800	(6)%

	As of March 31,
	2016	2017	Percent Change
Estimated membership:
Medicare products (6)	220,300	284,900	29%
IFP products (7)	523,000	265,200	(49)%
Other products (8)	409,600	342,600	(16)%
Total estimated membership (9)	1,152,900	892,700	(23)%

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

During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three months ended March 31, 2016 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2016		2017
Revenue
Commission	$69,387	94%	$76,182	97%
Other	4,457	6	2,757	3
Total revenue	73,844	100	78,939	100
Operating costs and expenses:
Cost of revenue	2,184	3	1,629	2
Marketing and advertising	20,882	28	15,055	19
Customer care and enrollment	10,400	14	12,109	15
Technology and content	8,507	12	8,072	10
General and administrative	7,928	11	9,992	13
Amortization of intangible assets	260	—	260	—
Total operating costs and expenses	50,161	68	47,117	60
Income from operations	23,683	32	31,822	40
Other income (expense), net	(11)	—	26	—
Income before provision (benefit) for income taxes	23,672	32	31,848	40
Provision (benefit) for income taxes	5,638	8	(1,573)	(2)
Net income	$18,034	24%	$33,421	42%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2016	2017
Marketing and advertising	$555	$215
Customer care and enrollment	123	12
Technology and content	435	394
General and administrative	719	1,512
Total stock-based compensation expense	$1,832	$2,133

Three Months Ended March 31, 2016 and 2017

Revenue

The following table presents our commission, other revenue and total revenue for the three months ended March 31, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percentage
Commission	$69,387	$76,182	$6,795	10%
Percentage of total revenue	94%	97%
Other	$4,457	$2,757	$(1,700)	(38)%
Percentage of total revenue	6%	3%
Total revenue	$73,844	$78,939	$5,095	7%

Three Months Ended March 31, 2017 and 2016—Commission revenue increased $6.8 million, or 10%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to a $14.4 million increase in Medicare commission revenue partially offset by a $7.6 million decrease in Individual, Family and Small Business commission revenue. The increase in Medicare commission revenue was primarily attributable to our receipt of increased renewal commissions per member on Medicare Advantage plans during the first quarter of 2017. The decrease in Individual, Family and Small Business commission revenue is primarily due to a 49% decrease in individual and family health insurance estimated membership for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other revenue decreased $1.7 million, or 38%, in the three ended March 31, 2017, compared to the three months ended March 31, 2016 due to a $0.4 million decrease in licensing fees, a $0.7 million decrease in online sponsorship and advertising revenue and a $0.6 million decrease in lead generation revenue, primarily resulting from the decrease in individual and family health insurance applications submitted during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

We expect commission revenue to decrease in absolute dollars in 2017 compared to 2016, primarily as a result of a decrease in Individual, Family and Small Business commission revenue, partially offset by an increase in Medicare commission revenue. We also expect other revenue to decrease in absolute dollars in 2017 compared to 2016.

Cost of Revenue

The following table presents our cost of revenue for the three months ended March 31, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percentage
Cost of revenue	$2,184	$1,629	$(555)	(25)%
Percentage of total revenue	3%	2%

Three Months Ended March 31, 2017 and 2016—Cost of revenue decreased $0.6 million, or 25%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to a $0.5 million decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of the several Medicare plan books-of-business to us whereby we become the broker of record on the underlying policies.

We expect cost of revenue to remain relatively consistent in 2017 compared to 2016.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the three months ended March 31, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percentage
Marketing and advertising	$20,882	$15,055	$(5,827)	(28)%
Percentage of total revenue	28%	19%

Three Months Ended March 31, 2017 and 2016—Marketing and advertising expenses decreased $5.8 million, or 28%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a $5.3 million decrease in variable advertising costs due to lower individual and family application volumes during the most recently completed open enrollment period, a $0.3 million decrease in compensation, benefits and other personnel costs and a $0.3 million decrease in stock-based compensation.

We expect our marketing and advertising expenses to decrease in absolute dollars in 2017 compared to 2016 due primarily to a reduction in our cost of acquiring new members as we de-emphasize less profitable acquisition channels.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three months ended March 31, 2016, and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percentage
Customer care and enrollment	$10,400	$12,109	$1,709	16%
Percentage of total revenue	14%	15%

Three Months Ended March 31, 2017 and 2016—Customer care and enrollment expenses increased $1.7 million, or 16%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in compensation, benefits and other personnel costs primarily relating to our small business and Medicare businesses.

We expect customer care and enrollment expenses to increase in absolute dollars in 2017 compared to 2016 as we hire additional customer care center personnel in connection with the expected growth in our small business and Medicare businesses.

Technology and Content

The following table presents our technology and content expenses for the three months ended March 31, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percent
Technology and content	8,507	8,072	$(435)	(5)%
Percentage of total revenue	12%	10%

Three Months Ended March 31, 2017 and 2016—Technology and content expenses decreased $0.4 million, or 5%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a decrease in facilities and other operating costs.

We expect technology and content expenses to increase in absolute dollars in 2017 compared to 2016 due to planned investment in technology related to both our small business and Medicare businesses.

General and Administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percent
General and administrative	$7,928	$9,992	$2,064	26%
Percentage of total revenue	11%	13%

Three Months Ended March 31, 2017 and 2016—General and administrative expenses increased $2.1 million, or 26%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a $1.4 million increase in compensation, benefits, other personnel costs and stock based compensation, of which $0.7 million related to the new presidents for both the Medicare and Individual, Family and Small Business segments appointed during the fourth quarter of 2016,  a $0.3 million increase in consulting and professional fees and a $0.3 million increase in lobbying fees.

We expect general and administrative expenses to increase in absolute dollars in 2017 compared to 2016 due to incremental operating expenses in 2017 related to the newly appointed presidents for both the Medicare and Individual, Family and Small Business segments.

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three months ended March 31, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percentage
Amortization of intangible assets	$260	$260	$—	—%
Percentage of total revenue	—%	—%

Three Months Ended March 31, 2017 and 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was flat in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

We expect amortization expense of intangible assets to be consistent in 2017 compared to 2016.

Other Income (Expense), Net

The following table presents our other income (expense), net for the three months ended March 31, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percentage
Other income (expense), net	$(11)	$26	$37	(336)%
Percentage of total revenue	—%	—%

Other income (expense), net, for the three months ended March 31, 2016 and 2017 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

Three Months Ended March 31, 2017 and 2016 — Other income (expense), net was relatively flat in the three months ended March 31, 2017 compared to the same period in 2016.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the three months ended March 31, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2017	Amount	Percentage
Provision (benefit) for income taxes	5,638	$(1,573)	$(7,211)	(128)%
Percentage of total revenue	8%	(2)%

Three Months Ended March 31, 2017 and 2016 —In the three months ended March 31, 2016, we recorded a provision for income taxes of $5.6 million representing an effective tax rate of 24%. In the three months ended March 31, 2017, we recorded a benefit for income taxes of $1.6 million, primarily related to a $1.9 million decrease in our liability for unrecognized tax benefits partially offset by Federal and state minimum taxes and foreign taxes, representing an effective tax rate of (4.9)%. Our effective tax rate in the three months ended March 31, 2017 was lower than statutory federal and state tax rates primarily due to the recording of a valuation allowance against our federal and state deferred tax assets, offset by the reversal of previously recorded unrecognized tax benefits related to federal and state tax credits.

As a result of the valuation allowance against our U.S. deferred tax assets, we expect the annual effective tax rate, excluding the impact of quarterly discrete items and the partial release of our liability for unrecognized tax benefits, to remain consistent in 2017 compared to 2016.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker, or CODM, regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations. The performance measures of our operating segments include revenues and profit and loss.

During the fourth quarter of 2016, we implemented a new operating structure to focus on our growth opportunities and objectives, while operating the business more efficiently. The new business structure is comprised of two operating segments, Medicare and Individual, Family and Small Business. These operating segments reflect the way our CODM views and evaluates our business performance and manages operations as well as allocates resources. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Segment profit is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation, depreciation and amortization expense and amortization of intangible assets.

The following table presents summary results of our operating segments for the three months ended March 31, 2016 and 2017 (in thousands):

	Three Months Ended March 31,
	2016	2017
Revenue
Medicare	$43,467	$57,974
Individual, Family and Small Business	30,377	20,965
Total revenue	$73,844	$78,939

Segment profit
Medicare segment profit	$17,891	$30,695
Individual, Family and Small Business segment profit	15,555	11,079
Total segment profit	33,446	41,774
Corporate	(6,666)	(6,797)
Stock-based compensation expense	(1,832)	(2,133)
Depreciation and amortization	(1,005)	(762)
Amortization of intangible assets	(260)	(260)
Other income (expense), net	(11)	26
Income before provision (benefit) for income taxes	$23,672	$31,848

Three Months Ended March 31, 2017 and 2016

Revenue

Revenue from our Medicare segment increased $14.5 million, or 33%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, largely attributable to a $14.4 million increase in commission revenue. The increase in commission revenue was primarily due to a 29% increase in Medicare estimated membership for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and increased renewal commissions per member on Medicare Advantage plans.

Revenue from our Individual, Family and Small Business segment decreased $9.4 million, or 31%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily attributable to a $7.6 million decrease in commission revenue and a $1.8 million decrease in other revenue. The decrease in commission revenue was primarily due to a 49% decrease in individual and family health insurance estimated membership for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Segment Profit

Profit from our Medicare segment was $30.7 million for the three months ended March 31, 2017, a $12.8 million, or 72% increase compared to a profit of $17.9 million for the three months ended March 31, 2016. The increase in profit from the Medicare segment in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $14.5 million increase in revenue partially offset by a $1.5 million increase in operating expenses. The increase in Medicare revenue was primarily attributable to increased renewal commissions per member on Medicare Advantage plans. The increase in operating expenses was primarily attributable to an increase in compensation, benefits, other personnel costs and stock-based compensation expense associated with increased headcount and an increase in variable advertising expense associated with the higher cost of acquiring new Medicare members.

Profit from our Individual, Family and Small Business segment was $11.1 million for the three months ended March 31, 2017, a 4.5 million, or 29%, decrease compared to profit of $15.6 million from the Individual, Family and Small Business segment for the three months ended March 31, 2016. The decrease in profit from the Individual, Family and Small

Business segment in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $9.4 million decrease in revenue, partially offset by a $4.9 million decrease in operating expenses. The decrease in Individual, Family and Small Business revenue is primarily due to a 49% decrease in individual and family health insurance estimated membership as of March 31, 2017 compared to the three months ended March 31, 2016. The decrease in operating expenses was primarily attributable to a decrease in variable advertising expense associated with lower submitted application volumes, partially offset by an increase in compensation, benefits, other personnel costs and stock-based compensation expense associated with increased headcount and an increase in lobbying fees.

Liquidity and Capital Resources

At March 31, 2017, our cash and cash equivalents totaled $68.2 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2016, our cash and cash equivalents totaled $61.8 million. The increase in cash and cash equivalents reflects $8.4 million provided by operating activities, offset by $1.7 million used to purchase property and equipment and other assets and $0.3 million used in net-share settled equity awards.

As of March 31, 2017, we have in treasury 499,250 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2016 and March 31, 2017, we had a total of 11,135,590 shares and 11,163,138 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2016 and 2017 (in thousands):

	Three Months Ended March 31,
	2016	2017
Net cash provided by operating activities	$4,697	$8,428
Net cash used in investing activities	$(411)	$(1,664)
Net cash used in financing activities	$(296)	$(332)

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation and amortization; amortization of intangible assets, internally developed software and book-of-business consideration; stock-based compensation expense and the effect of changes in working capital and other activities.

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. During open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter. Consistent with prior years, marketing and advertising costs increased during the fourth quarter of 2016 compared to the third quarter of 2016 due to an increase in submitted applications for Medicare plans during the annual enrollment period, and to a lesser extent, an increase in submitted applications for individual and family health insurance during the open enrollment period. Marketing and advertising costs decreased during the first quarter of 2017 compared to the first quarter of 2016 primarily due to a decrease in variable advertising costs as a result of lower application volumes for individual and family health insurance. We expect marketing and advertising costs to decrease during the second and third quarters compared to cost levels during the first and fourth quarters due to a reduction in the number of health insurance applications we expect outside of annual open enrollment periods. We expect marketing and advertising costs to increase during the fourth quarter of 2017 due to an increase in submitted applications for Medicare plans during the annual enrollment period and, to a lesser extent, an increase in submitted applications during the open enrollment period for individual and family health insurance.

All Medicare Advantage and Medicare Part D prescription drug policies are renewed on January 1, resulting in our recording substantially all Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue in the first quarter. As a result, we do not recognize significant Medicare renewal commission revenue in the second, third and fourth quarters of each year. Typically, renewal commissions for Medicare Advantage products are paid monthly. As a result, the majority of renewal commissions for Medicare Advantage products has been collected in quarters subsequent to the first quarter.

Three Months Ended March 31, 2017— Our operating activities provided cash of $8.4 million during the three months ended March 31, 2017 and consisted of net income of $33.4 million, increased by non-cash items of $4.5 million and offset by cash used by operating assets and liabilities balances and other activities of $29.5 million during the three months ended March 31, 2017. Adjustments for non-cash items primarily consisted of $0.8 million of depreciation, $1.7 million amortization of intangible assets, internally-developed software and book-of-business consideration and $2.1 million of stock-based compensation expense.

The cash decrease resulting from changes in net operating assets and liabilities balances during the three months ended March 31, 2017 primarily consisted of an increase of $18.7 million in accounts receivable, a decrease of $3.9 million in accrued marketing expenses, a decrease of $3.4 million in accounts payable, and a decrease of $3.0 million in accrued compensation and benefits. Accounts receivable increased due to recognition of Medicare renewal commissions in the first quarter of 2017, while the Medicare Advantage portion of renewal commissions are collected monthly throughout the year.

Three Months Ended March 31, 2016 — Our operating activities provided cash of $4.7 million during the three months ended March 31, 2016 and consisted of net income of $18.0 million, increased by non-cash items of $4.9 million and offset by cash used by operating assets and liabilities and other activities of $18.2 million. Adjustments for non-cash items primarily consisted of $1.0 million of depreciation, $2.1 million amortization of intangible assets, internally-developed software and book-of-business consideration and $1.8 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of an increase of $10.0 million in accounts receivable, a decrease of $1.3 million in accounts payable, a decrease of $7.7 million in accrued marketing expenses, and a decrease of $5.8 million in accrued compensation and benefits, partially offset by an increase of $6.8 million in other liabilities primarily due to an increase in tax liabilities. Accounts receivable increased due to recognition of Medicare renewal commissions in the first quarter of 2016, while the Medicare Advantage portion of renewal commissions are collected monthly throughout the year.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

Three Months Ended March 31, 2017 —Net cash used in investing activities of $1.7 million during the three months ended March 31, 2017 was due to purchases of property and equipment and other assets.

Three Months Ended March 31, 2016— Net cash used in investing activities of $0.4 million during the three months ended March 31, 2016 was due to the purchase of property and equipment and other assets.

Financing Activities

Three Months Ended March 31, 2017 —Net cash used in financing activities of $0.3 million during the three months ended March 31, 2017 was primarily due to $0.3 million used to net-share settle the tax obligation related to vesting equity awards.

Three Months Ended March 31, 2016 —Net cash used in financing activities of $0.3 million during the three months ended March 31, 2016 was primarily due to $0.3 million used to net-share settle the tax obligation related to vesting equity awards.

Future Needs

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by acquisitions and investments we make to pursue our growth strategy. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing to the extent such funding sources are available.

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

In connection with our Mountain View, California office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.  The remaining balance on the financial guarantee is $0.1 million as of March 31, 2017.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of March 31, 2017 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2017	$3,371	$1,506	$4,877
2018	2,960	944	3,904
2019	910	225	1,135
2020	910	168	1,078
2021	929	—	929
Thereafter	1,516	—	1,516
Total	$10,596	$2,843	$13,439

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2016 and March 31, 2017, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2016	March 31, 2017
Cash (1)	$4,066	$2,792
Money market funds (2)	57,715	65,436
Total cash and cash equivalents	$61,781	$68,228

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2016 and March 31, 2017 money market funds consisted of U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, or a combined total of 54%, of our $9.2 million outstanding accounts receivable balance. As of March 31, 2017, 3 customers represented 51%, 15% and 13%, respectively, for a combined total of 79% of our $27.9 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and March 31, 2017. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2017. Accordingly, our estimate for uncollectible amounts at March 31, 2017 was not material.

Significant Customers

Substantially all revenue for the three months ended March 31, 2016, and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three months ended March 31, 2016 and 2017 are presented in the table below:

	Three Months Ended March 31,
	2016	2017
Humana	33%	25%
UnitedHealthcare [1]	10%	18%
Aetna [2]	11%	10%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31,  2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.  The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  Because the cases are at a preliminary stage, we cannot estimate the likelihood of liability or the amount of potential damages.

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

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and several health insurance carriers have indicated that they are suffering financial losses in their individual and family health insurance business. As a result, major health insurance carriers and other health insurance carriers for which we have sold individual and family health insurance have exited the individual and family health insurance business altogether or in a large number of states.  Some of these carriers have indicated that they only plan to sell individual and family health insurance through government exchanges. As a result, the number of individual and family health insurance plans offered on our website has been reduced, including many states and zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, a significant number of our members have purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. These members have or will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances could result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. If additional health insurance carriers determine not to sell health insurance plans or exit the business of selling individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. In addition, we anticipate that premiums for individual and family health insurance will generally increase under the Affordable Care Act as it currently exists, perhaps substantially. If the cost of health insurance increases, we could experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

The 2016 Presidential and Congressional elections resulted in the election of Donald Trump as President and a Republican-controlled Congress.  These election results have the potential to lead to significant changes to the Affordable Care Act and the regulatory environment impacting the market for individual and family health insurance products. The new administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act and the House of Representatives has recently passed a bill that would amend the Affordable Care Act. Given that any proposed legislation must also be approved by the United States Senate and signed into law by the President, it is difficult to predict the impact of any changes on our business and the overall market for health insurance. While actions to repeal or modify the Affordable Care Act could be beneficial to our business, they may also harm our business and our ability to sell health insurance and result in a decrease in demand for the health insurance we sell, any of which could materially harm our business, operating results and financial condition.   In addition, the President and the executive branch of the Federal government have a significant impact on the implementation of the provisions of the Affordable Care Act through the adoption of regulations, and President Trump’s administration could make changes impacting the implementation of the Affordable Care Act that harm our business, operating results and financial condition.

If we do not retain our existing members and enroll a large number of individuals and families into health insurance plans during enrollment periods, our business will be harmed.

Medicare Advantage and Medicare Part D prescription drug plans are required to be purchased during an annual enrollment period, subject to certain exceptions. As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. Our revenue depends in large part on the number of paying individual and family and Medicare-related health insurance members we are successful in retaining and on those we acquire during the enrollment periods. We may not be successful in retaining or acquiring members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced a decrease in our individual and family membership retention rates since the implementation of health care reform. We also experienced significantly lower individual and family health insurance application volumes during the last two open enrollment periods. These circumstances have significantly reduced our individual and family health insurance plan membership. Open enrollment periods of limited duration in the individual and family health insurance market has resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment periods; and otherwise may harm our business, operating results and financial condition.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the health care annual open enrollment period and/or the Medicare annual enrollment period. We hire a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell individual and family health insurance or Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could suffer a reduction in our membership and our business, operating results and financial condition could be harmed. The Centers for Medicare and Medicaid Services, or CMS recently reduced the length of the open enrollment period for individual and family health insurance so that it runs from November 1 to December 15 for coverage to be effective in 2018, which could amplify the risks we face as a result of open enrollment periods. In addition, reduction in the amount of time we have to enroll individuals and families during the open enrollment period could result in a reduction in our membership and harm our business, operating results and financial condition.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which have been recently issued and contain requirements that are new to us. In the event Internet-

based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional conditions, such as compliance with standards for display of health plan and related information; providing consumers the ability to view all health plans offered on the government-run exchange; displaying certain health plan and other data available on the exchange; and providing a mechanism for consumers to withdraw from the application process on the agent or broker’s website. A large segment of the population is eligible for subsidies in connection with the purchase of health insurance, and a substantial number of our existing members are eligible for subsidies. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the Federally Facilitated Marketplace, or FFM, which runs the health insurance exchange in 39 states and have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. As a result, we may lose existing members who reside in states not supported by the FFM and may not gain new subsidy-eligible members in those states, which could harm our business, operating results and financial condition. We also may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition.

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

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, including individual and family health insurance we sold during the last open enrollment period for 2017 coverage, and in a limited number of cases our renewal commissions. As a result, we expect to see a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership in 2017 compared to 2016. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance has reduced the number of plans that we are able to offer on our websites, which could result in less consumer demand for the individual and family health insurance that we sell, a reduction in our membership and harm our business operating results and financial condition. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on our ecommerce platforms. In addition to reducing commission rates, health insurance carriers may determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed. In addition, a reduction in the individual and family health insurance products that we are able to offer could adversely impact demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Changes in our management and key employees could affect our business and financial results.

Our success depends upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. Our former chief financial officer, Stuart M. Huizinga, resigned in July 2016, and our new chief financial officer and chief operations officer David K. Francis began his service with us in July 2016. Tom Tsao, president, small business, individual and family products resigned in April 2017. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel, which could harm our business, operating results and financial condition.

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

We have conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As a result of this review, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks and issues not discovered in our strategic review that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing on our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 33% and 25% of our total revenue in the three months ended March 31, 2016 and 2017, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 10% and 18% of our total revenue in the three months ended March 31, 2016 and 2017, respectively. Revenue derived from carriers owned by Aetna represented approximately 11% and 10% of our total revenue in the three months ended March 31, 2016 and 2017, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

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

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods. The seasonality in our business could change in the future for a number of reasons, including as a result of changes in timing of the Medicare or individual and family health plan annual open enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. For example, CMS recently announced that the upcoming individual and family health plan annual open enrollment period for coverage effective in 2018 will begin on November 1, 2017 and end on December 15, 2017. If the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance change, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed. Additional information regarding the seasonality in our business is included in Part I, Item 1 Business and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership does not grow. We receive revenue from commissions health insurance carriers pay to us for health insurance plans sold through our ecommerce platform. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Our members may choose to discontinue their health insurance plans for a variety of reasons. For example, our members may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new plans through other sources or use a different agent, if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance plans directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. A significant number of our individual and family health insurance plan members experienced termination of their plans so that the plans are not effective in 2017. If we were not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members on new plans, our revenue will be negatively impacted.

     Our operating results may fluctuate depending upon CMS regulations, health insurance carrier payment practices and the timing of our receipt of commission reports from health insurance carriers.

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

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers. For instance, a carrier may terminate our relationship. Moreover, CMS heavily regulates the sale of Medicare Advantage and Medicare Part D prescription drug plans and has and will continue to penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our sales as a health insurance agent and Medicare plan related revenue could be reduced significantly, and our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.

Our business may be harmed if we do not market Medicare plans effectively or if our websites and marketing materials are not timely approved.

Health insurance carriers whose Medicare plans we sell approve our websites, much of our marketing material and our call center scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. Many of these materials also must be filed with CMS. In addition, we use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our websites, our marketing material or call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period], we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition. CMS broadened its interpretation of rules and regulations relating to Medicare plan-related marketing material so that they apply to websites that we did not previously need to submit to health insurance carriers for approval and file with CMS. This broadened interpretation also applies the same approval and filing process to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing the marketing material with CMS, our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition. Many of our marketing partners have not consented to the filing of their marketing material with CMS. If a marketing partner of ours does not consent to having its website or other marketing material filed with the CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referral could be delayed and our business, operating results and financial condition would be harmed.

In addition, we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to our health insurance carriers and have them filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans during the Medicare annual enrollment period or otherwise, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from using the marketing material until the change is made and approved, which would harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

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

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, we recently experienced a reduction in lead volume from certain business development partners as a result of CMS rule related changes to their advertising. In addition, a change in sales and marketing guidelines issued by CMS resulted in our making changes to our Medicare product sales and marketing processes during the third quarter of 2016 that impacted the effectiveness of our call center agents in converting leads into submitted applications. In February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed with CMS. Health insurance carriers have interpreted this guidance to mean that websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed with CMS, which could harm our business, operating results and financial condition. Even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which makes it difficult to adapt and optimize our own websites and marketing material as well as our marketing partner websites and marketing material in a short amount of time and could harm our business, operating results and financial condition.

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

CMS has in the past proposed changing the rules relating to compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans to reduce our compensation as a health insurance agent in connection with the sale of these plans. In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial condition would be harmed. For instance, CMS recently proposed a rule that would prohibit carriers from paying administrative fees on a per member basis. Administrative fees constitute a significant portion of our Medicare Advantage and Medicare Part D prescription drug plan commission revenue. If the rule becomes final, it is unclear whether carriers will pay the administrative fees in another manner and, even if they do, the timeframe in which the alternative would be implemented. As a result, finalization of the rule could adversely impact our Medicare Advantage and Medicare Part D prescription drug plan commission revenue and harm our business, operating results and financial condition. CMS also issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year, which negatively impacts our operating cash flows in the fourth quarter of the year. This regulation also makes it more difficult for us to recognize revenue relating to our sale of Medicare Advantage and Medicare Part D prescription drug plans in the fourth quarter of the year, given that our revenue recognition policy requires us to receive either a cash payment or commission statement in the period we recognize revenue, provided we receive the second corroborating communication shortly following the period of recognition. If health insurance carriers do not send at least one of these communications during the fourth quarter, our recognition of revenue relating to our sale of these policies in the fourth quarter will be delayed until we receive the first communication, which would adversely impact our financial results in the fourth quarter. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. For example, under the current process we are required to use to enroll subsidy-eligible individuals into qualified health plans through the FFM, our conversion rate for subsidy-eligible individuals is relatively lower than for non-subsidy eligible individuals. In addition, we have experienced an increase in the percentage of mobile phone and tablet visitors to our platforms, and the conversion rate for individuals who use our mobile and tablet platforms to shop for and purchase health insurance has historically been lower than desktop and laptop users. We may make changes to our ecommerce platforms in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future, have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, or in the event the number of mobile and tablet visitors to our platforms continue to increase, our membership may decline, which would harm our business, operating results and financial condition.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in the research and development tax credit laws, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. For example, an examination of our 2009 and 2010 California income tax returns by the California Franchise Tax Board was completed in the first quarter of 2017. The state disallowed a portion of Research and Development credits we previously claimed and assessed $0.2 million in taxes and interest for which we had a previously recorded a liability for unrecognized tax benefits. We released the remaining liability for unrecognized tax benefits for these positions in the amount of $1.9 million and recognized a tax benefit in the first quarter of 2017. As a result of this audit, we adjusted the measurement of our Research and Development credits for other open years.

Our deferred tax assets remain available for use in future periods and will reduce our tax provision if taxable income is generated. To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attribute prescribed in U.S. generally accepted accounting principles (“U.S. GAAP”) relating to accounting for income taxes. In addition, U.S. GAAP applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

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

States have, and will continue, to adopt new laws and regulations in response to health care reform legislation.  It is difficult to predict how these new laws and regulations will impact our business, but in some cases such laws and regulations could amplify the adverse impacts of health care reform, or states may adopt new requirements that adversely impact our business, operating results and financial condition. For example, we believe that certain states are contemplating rules and regulations that would apply certain aspects of the Affordable Care Act to short-term health insurance, such as the essential health benefits or requiring that short-term health insurance cover pre-existing conditions.  Rules and regulations such as these could adversely impact our sale of short term health insurance for several reasons, including because carriers may determine it is not profitable to sell the plans or carriers may increase plan premiums to a degree that reduces consumer demand for them.  Moreover, our sales outside of the health care reform open enrollment period could decline, because many individuals and families choose to purchase short term health insurance outside of the open enrollment period given the unavailability if major medical individual and family health insurance to them.  In the event, laws, regulations or rules are adopted that adversely impact our sale of short term health insurance, they could harm our business, operating results and financial condition.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of March 31, 2017. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Exhibit Number		Description of Exhibit
10.1	† *	Executive Bonus Plan 2017
10.2	† *	Separation Agreement and Release and Consulting Agreement, dated March 31, 2017, between Tom Tsao and eHealth, Inc.
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2017

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DAVID K. FRANCIS
Scott N. Flanders Chief Executive Officer	David K. Francis Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.1	† *	Executive Bonus Plan 2017
10.2	† *	Separation Agreement and Release and Consulting Agreement, dated March 31, 2017, between Tom Tsao and eHealth, Inc.
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.