Form 10-Q
period 2017-06-30
eHealth, Inc.
filed 2017-08-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2017 was 18,535,327 shares.

2

Table of Contents

EHEALTH, INC. FORM 10-Q

3

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share information)

	December 31, 2016	June 30, 2017
Assets	(Note 1)
Current assets:
Cash and cash equivalents	$61,781	$66,080
Accounts receivable	9,213	18,614
Prepaid expenses and other current assets	5,148	4,699
Total current assets	76,142	89,393
Property and equipment, net	5,608	5,220
Other assets	4,473	4,863
Intangible assets, net	8,580	8,060
Goodwill	14,096	14,096
Total assets	$108,899	$121,632
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,112	$2,344
Accrued compensation and benefits	10,920	10,121
Accrued marketing expenses	7,158	4,609
Deferred revenue	959	392
Other current liabilities	3,775	4,605
Total current liabilities	27,924	22,071
Non-current liabilities	3,374	1,430
Stockholders’ equity:
Common stock	29	30
Additional paid-in capital	272,778	277,132
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	4,616	20,777
Accumulated other comprehensive income	176	190
Total stockholders’ equity	77,601	98,131
Total liabilities and stockholders’ equity	$108,899	$121,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue
Commission	$34,649	$25,802	$104,036	$101,984
Other	2,628	2,155	7,085	4,912
Total revenue	37,277	27,957	111,121	106,896
Operating costs and expenses:
Cost of revenue	533	204	2,717	1,833
Marketing and advertising	12,936	14,240	33,818	29,295
Customer care and enrollment	10,611	12,012	21,011	24,121
Technology and content	8,289	7,932	16,796	16,004
General and administrative	10,615	10,534	18,543	20,526
Restructuring benefit	(158)	—	(158)	—
Amortization of intangible assets	260	260	520	520
Total operating costs and expenses	43,086	45,182	93,247	92,299
Income (loss) from operations	(5,809)	(17,225)	17,874	14,597
Other income (expense), net	(21)	90	(32)	116
Income (loss) before provision (benefit) for income taxes	(5,830)	(17,135)	17,842	14,713
Provision (benefit) for income taxes	(5,354)	125	284	(1,448)
Net income (loss)	$(476)	$(17,260)	$17,558	$16,161
Net income (loss) per share:
Basic	$(0.03)	$(0.93)	$0.96	$0.88
Diluted	$(0.03)	$(0.93)	$0.96	$0.86
Weighted-average number of shares used in per share amounts:
Basic	18,258	18,481	18,206	18,424
Diluted	18,258	18,481	18,296	18,750
Comprehensive income (loss):
Net income (loss)	$(476)	$(17,260)	$17,558	$16,161
Foreign currency translation adjustment, net of taxes	4	6	(7)	14
Comprehensive income (loss)	$(472)	$(17,254)	$17,551	$16,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2016	2017
Operating activities
Net income	$17,558	$16,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,934	1,513
Amortization of internally developed software	435	651
Amortization of book-of-business consideration	1,603	1,160
Amortization of intangible assets	520	520
Stock-based compensation expense	4,009	4,702
Other non-cash items	(53)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(4,284)	(9,401)
Prepaid expenses and other assets	(568)	(88)
Accounts payable	(630)	(2,798)
Accrued compensation and benefits	(5,887)	(799)
Accrued marketing expenses	(9,022)	(2,549)
Deferred revenue	115	(567)
Other liabilities	1,526	(995)
Net cash provided by operating activities	7,256	7,459
Investing activities
Purchases of property and equipment and other assets	(2,318)	(2,769)
Net cash used in investing activities	(2,318)	(2,769)
Financing activities
Proceeds from exercise of common stock options	60	48
Cash used to net-share settle equity awards	(944)	(395)
Principal payments in connection with capital leases	(43)	(62)
Net cash used in financing activities	(927)	(409)
Effect of exchange rate changes on cash and cash equivalents	(7)	18
Net increase in cash and cash equivalents	4,004	4,299
Cash and cash equivalents at beginning of period	62,710	61,781
Cash and cash equivalents at end of period	$66,714	$66,080

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

Basis of Presentation-The accompanying condensed consolidated balance sheets as of December 31, 2016 and June 30, 2017, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2017, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2016 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 16, 2017. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2016 and 2017 and our cash flows for the six months ended June 30, 2016 and 2017. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2017.

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

Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. Specifically, for the three and six months ended June 30, 2016, we reclassified $0.2 million and $0.4 million, respectively, of operating expenses related to our licensing department which was previously reported as general and administrative expense, to customer care and enrollment expense. This reclassification did not affect previously reported net income (loss), cash flows or stockholders' equity.

Recent Accounting Pronouncements

Compensation — Stock Compensation (Topic 718) - In May 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We are currently considering our timing of adoption and evaluating the impact of this updated standard, but do not expect the adoption of ASU 2017-09 will have a material impact on our condensed consolidated financial statements.

Goodwill Impairment (Topic 350) — In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment. We are currently considering our timing of adoption and do not expect ASU 2017-04 will have a material impact on our consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Statement of Cash Flows (ASC Topic 230) — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. ASU 2016-18 will be effective for us beginning on January 1, 2018 and will be applied on a retrospective basis. Early adoption is permitted. We are currently considering the timing of our adoption and do not expect ASU 2016-18 will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented on the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently considering the timing of adoption and do not expect the adoption of ASU 2016-15 will have material impact on our consolidated financial statements.

Leases (ASC Topic 842) — In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to put leases on their balance sheets but recognize expenses on their income statements; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently considering our timing of adoption and are in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Change in Revenue Recognition Standard (ASC Topic 606) — In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt this new accounting standard on January 1, 2018, and using the full retrospective method to restate each prior reporting period presented.

Because the new standard will impact our business processes, systems and controls, we developed a project plan that includes analyzing the standard’s impact on our contract portfolio, comparing our historical policies and practices to the requirements of the new standard and identifying differences from applying the requirements of the new standard to our contracts. We are developing internal controls to ensure we adequately evaluate our portfolio of contracts under the five-step model to ensure proper assessment of our operating results under the new standard. We do not expect a significant change in our control environment due to the adoption of the new standard; however, we will continue to assess until the date of adoption. We are also reporting on the progress of the implementation to the Audit Committee and the Board of Directors on a regular basis during the project’s duration.

We anticipate the adoption of the new standard will have a material impact to our opening balance sheet as of January 1, 2016 due to the cumulative effect of adopting the new standard. In addition, our adoption of the new standard will have a material impact on our consolidated balance sheets and consolidated statements of comprehensive income for the years ended December 31, 2016 and 2017; however, we do not anticipate any impact to our consolidated statements of cash flows during those periods. Under the new standard, we expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue at the time the policy is sold equal to the estimated commissions to be earned by us over the initial and estimated renewal periods as opposed to our current treatment of recognizing revenue over the life of the policy. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of policies sold for which we are the broker of record.

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

Note 2 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2016 and June 30, 2017, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2016 and June 30, 2017, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and six months ended June 30, 2016 and 2017.

As of December 31, 2016 and June 30, 2017, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2016	June 30, 2017
Cash	$4,066	$3,597
Money market funds	57,715	62,483
Total cash and cash equivalents	$61,781	$66,080

We used observable prices in active markets in determining the classification of our money market funds as Level 1 as of December 31, 2016 and June 30, 2017

Accounts Receivable—As of December 31, 2016 and June 30, 2017, our accounts receivable consisted of the following (in thousands):

	December 31, 2016	June 30, 2017
Commissions receivable	$7,265	$18,052
Accounts receivable – other revenue	1,948	562
Total accounts receivable	$9,213	$18,614

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

	December 31, 2016			June 30, 2017
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Total
Assets
Money market funds	$57,715	$57,715	$57,715	$62,483	$62,483	$62,483

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Stockholder's Equity

2014 Equity Incentive Plans—The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the six months ended June 30, 2017 (in thousands):

Shares Available for Grant [1]
Shares available for grant December 31, 2016 [1]	2,267
Restricted stock units granted [2]	(482)
Options granted[3]	(141)
Restricted stock units cancelled [4]	285
Options cancelled	5
Shares available for grant June 30, 2017 [1]	1,934

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(3)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(4)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2016	975	$18.14	3.5	$31
Granted	141	$11.86
Exercised	(34)	$14.93
Cancelled	(208)	$18.67
Balance outstanding at June 30, 2017	874	$17.71	4.1	$3,731
Vested and expected to vest at June 30, 2017	827	$17.36	2.5	$3,455
Exercisable at June 30, 2017	433	$21.27	2.5	$1,108

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2016 and June 30, 2017 and the exercise price of in-the-money options as of those dates.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2016	1,523	$12.83	2.8	$13,901
Granted	482	$10.97
Vested	(205)	$16.18
Cancelled	(285)	$12.26
Unvested as of June 30, 2017	1,515	$11.74	2.1	$28,492

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as eHealth’s closing stock price as of December 31, 2016 and June 30, 2017 multiplied by the number of restricted stock units outstanding as of December 31, 2016 and June 30, 2017, respectively.

Stock Repurchase Programs —We had no stock repurchase activity during the six months ended June 30, 2017. In addition to 10,663,888 shares repurchased under our past repurchase programs as of June 30, 2017, we have in treasury 532,812 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2016 and June 30, 2017, we had a total of 11,135,590 shares and 11,196,700 shares, respectively, held in treasury.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2016 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Common stock options	$308	$714	$634	$901
Restricted stock units	1,869	1,855	3,375	3,801
Total stock-based compensation expense	$2,177	$2,569	$4,009	$4,702

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2016 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Marketing and advertising	$417	$220	$972	$435
Customer care and enrollment	147	124	270	136
Technology and content	473	274	908	668
General and administrative	1,140	1,951	1,859	3,463
Total stock-based compensation expense	$2,177	$2,569	$4,009	$4,702

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Income Taxes

The following table summarizes our provision (benefit) for income taxes and our effective tax rates for the three and six months ended June 30, 2016 and 2017 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Income (loss) before provision (benefit) for income taxes	$(5,830)	$(17,135)	$17,842	$14,713
Provision (benefit) for income taxes	(5,354)	125	284	(1,448)
Effective tax rate	92%	(1)%	2%	(10)%

In the three and six months ended June 30, 2017, we recorded a provision for income taxes of $0.1 million and a benefit for income taxes of $1.4 million, respectively. The benefit for income taxes in the six months ended June 30, 2017 primarily related to a $1.9 million decrease in our liability for unrecognized tax benefits recorded in the first quarter of 2017, partially offset by Federal and state minimum taxes and foreign taxes. Our effective tax rate in the six months ended June 30, 2017 was lower than the federal statutory rate primarily due to the recording of a valuation allowance against our federal and state deferred tax assets, offset by the reversal of previously recorded unrecognized tax benefits related to federal and state tax credits.

In the three and six months ended June 30, 2016, we recorded a benefit for income taxes of $5.4 million and a provision for income taxes of $0.3 million, respectively. We recorded a benefit for income taxes in the three months ended June 30, 2016 in order for the year-to-date tax provision to be in line with the estimated annual effective tax rate. The provision for income taxes in the six months ended June 30, 2016 primarily consisted of foreign income taxes and certain discrete items.

We recorded a valuation allowance against the U.S. deferred tax assets in an earlier year and continue to maintain that full valuation allowance as of June 30, 2017 as we believe it is not more likely than not that the net deferred tax assets will be fully realized.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Basic:
Numerator:
Net income (loss)	$(476)	$(17,260)	$17,558	$16,161
Denominator:
Weighted-average number of common stock shares outstanding	18,258	18,481	18,206	18,424
Net income (loss) per share—basic:	$(0.03)	$(0.93)	$0.96	$0.88
Diluted:
Numerator:
Net income (loss)	$(476)	$(17,260)	$17,558	$16,161
Denominator:
Net weighted average number of common stock shares outstanding	18,258	18,481	18,206	18,424
Dilutive effect of potential common stock	—	—	90	326
Total common stock shares used in per share calculation	18,258	18,481	18,296	18,750
Net income (loss) per share—diluted:	$(0.03)	$(0.93)	$0.96	$0.86

For each of the three and six months ended June 30, 2016 and 2017, we had securities outstanding that could potentially dilute net income (loss) per share, but the shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Common stock options	1,281	293	1,255	44
Restricted stock units	869	432	235	313
Total	2,150	725	1,490	357

Note 7 - Legal Proceedings

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara, relating to the same circumstances.  The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law. In July 2017, we entered into a binding settlement term sheet (the “Agreement”) where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay subject to an aggregate cap of $250,000 up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not to oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  The Agreement obligates us to enter into a joint stipulation for settlement of class action to be agreed to by the parties reflecting the terms above.  The terms of the settlement are subject to a hearing and court approval.  As of June 30, 2017, we recorded an accrual for estimated potential damages in our consolidated financial statements.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any of the states, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business and financial results would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. At December 31, 2016 and June 30, 2017, we had no material liabilities for outstanding claims included in our Condensed Consolidated Balance Sheets.

Note 8 - Operating Segments, Geographic Information and Significant Customers

Operating Segments

The following table presents summary results of our operating segments for the three and six months ended June 30, 2016 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue
Medicare	$9,679	$11,014	$53,146	$68,988
Individual, Family and Small Business	27,598	16,943	57,975	37,908
Total revenue	$37,277	$27,957	$111,121	$106,896

Segment profit (loss)
Medicare segment profit (loss)	$(14,131)	$(15,107)	$3,760	$15,588
Individual, Family and Small Business segment profit	20,526	8,404	36,081	19,483
Total segment profit (loss)	6,395	(6,703)	39,841	35,071
Corporate	(8,996)	(6,942)	(15,662)	(13,739)
Stock-based compensation expense	(2,177)	(2,569)	(4,009)	(4,702)
Depreciation and amortization	(929)	(751)	(1,934)	(1,513)
Restructuring benefit	158	—	158	—
Amortization of intangible assets	(260)	(260)	(520)	(520)
Other income (expense), net	(21)	90	(32)	116
Income (loss) before provision (benefit) for income taxes	$(5,830)	$(17,135)	$17,842	$14,713

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2016 and June 30, 2017 were as follows (in thousands):

	December 31, 2016	June 30, 2017
United States	$32,162	$31,575
China	391	665
Total	$32,553	$32,240

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2016 and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and six months ended June 30, 2016 and 2017 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Humana	16%	16%	27%	23%
UnitedHealthcare [1]	13%	15%	11%	17%
Anthem [2]	9%	10%	8%	7%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Anthem also includes other carriers owned by Anthem.

As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, or a combined total of 54% of our $9.2 million outstanding accounts receivable balance. As of June 30, 2017, two customers represented 49%, and 15%, respectively, or a combined total of 64%, of our $18.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and June 30, 2017. We believe the potential for collection issues with any of our customers was minimal as of June 30, 2017. Accordingly, our estimate for uncollectible amounts at June 30, 2017 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and membership; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments and impact to our operating results; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and our business development and cross-selling efforts; the timing of our receipt of commission payments; our critical accounting policies and related estimates; our adoption of new revenue recognition standard and the expected financial impact; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; our ability to comply with CMS guidance and impact on conversion rates as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; our direct marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2017, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Commission Revenues

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms. Commission revenue represented 92% and 95% of our total revenue in the three and six months ended June 30, 2017, respectively. Commission revenue represented 93% and 94% of our total revenue in the three and six months ended June 30, 2016, respectively.

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

In addition to Medicare plans, we also actively market individual and family, small business and ancillary health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. We market a variety of ancillary products, including but not limited to short-term health insurance, dental, vision, life, short term disability and long term disability insurance. These ancillary products are offered to our members on a standalone basis and with other products.

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

Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. The initial open enrollment period under health care reform began in October 2013 and ended in March 2014 for coverage effective in 2014. Subsequent open enrollment periods for individual and family health insurance have begun in November and ended on January 31 in the following year. CMS announced that the upcoming open enrollment period for coverage effective in 2018 will begin on November 1, 2017 and end on December 15, 2017. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying life events, such as losing employer-sponsored health insurance or moving to another state. In addition, CMS tightened the requirements for individuals to qualify for a special enrollment period starting in 2016. We have not enrolled a significant number of individuals in individual and family health insurance outside of the open enrollment period.

The implementation of open enrollment periods changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. Given that the upcoming open enrollment period will take place solely during the fourth quarter of 2017, the seasonality of our individual and family business will change again. To the extent we experience higher application volume in the fourth quarter of 2017 as a result of this change, we may incur higher membership acquisition costs in the fourth quarter of 2017 without recognizing the corresponding revenue, which would negatively impact our financial results for the fourth quarter of 2017 and fiscal year 2017. Open enrollment periods present challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduce our ability to obtain new health insurance members outside of the open enrollment period.

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

In February 2016 after the end of the open enrollment period, CMS directed us and other web-based entities to make changes to the process we developed for enrolling individuals into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS requirements, which require that we use a different and more cumbersome pathway through which individuals are enrolled in qualified health plans, we experienced a substantial reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members. The reduced conversion rates for the process that CMS has directed us to use for enrolling individuals in qualified health plans persisted throughout the open enrollment period that began on November 1, 2016 and ended January 31,

2017. These reduced conversion rates resulted in higher marketing and advertising costs per submitted application and reduced the cost-effectiveness of our direct and online marketing programs.  As a result, we reduced our individual and family health insurance marketing expenditures both outside of the open enrollment period in 2016 as well as during the open enrollment period ended on January 31, 2017.  These circumstances resulted in our enrolling a significantly lower number of individuals and families into individual and family health insurance plans, which positively impacted our 2016 financial results due to the reduction in marketing and advertising expenses, but is significantly contributing to the reduction in our individual and family health insurance membership and commission revenue in 2017 compared to 2016. Due to the reduced conversion rates continuing outside of the open enrollment period in 2017, we have continued to maintain reduced individual and family health insurance marketing expenditures so far in 2017.

In May 2017, CMS issued new guidance that provides for an alternative qualified health plan enrollment process through the FFM and would allow us and other web-based entities to enroll customers into qualified health plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. The new process is an effort on the part of CMS to remedy certain of the aspects of the existing process that make enrolling in qualified health plans online through the FFM difficult and cumbersome and could positively impact the reduced conversion rates that we have experienced with the existing process. CMS has indicated that it expects to allow entities who meet the applicable requirements to enroll individuals using the new process during the upcoming open enrollment period. In order to be able to utilize the new process, we must ensure that the user experience meets several regulatory requirements. We must also ensure that the application questions and the order they are asked on our website duplicate the questions and order on the FFM. We are required to enter into an agreement with CMS relating to our ability to use the process and meet numerous privacy and security requirements. In addition, we must engage a third-party auditor to verify that we are meeting applicable requirements, including the privacy and security requirements. We are in the process of working to comply with the privacy and security requirements, developing a user experience that complies with the CMS guidance and engaging a third-party auditor. We have a limited amount of time to come into compliance with the requirements, and may not be able to do so in time for the upcoming open enrollment period. If we are not able to enroll individuals and families into qualified health plans using the new process, our ability to sell qualified health plans will be harmed, which could result in a reduction of our individual and family health insurance membership and revenue.

Health insurance carriers have the ability to enter into or withdraw from health insurance markets and unilaterally change their relationship with us in various ways, including by altering the geographic areas in which they permit us to sell their products and changing the commission rates they pay us. As a result of higher medical utilization rates than carriers projected under healthcare reform and for other reasons related to healthcare reform, several health insurance carriers for which we have sold individual and family health insurance, including large national carriers, have exited the individual and family health insurance market altogether or in a large number of states. Additionally, some carriers have decided to only sell individual and family health insurance through government exchanges, such as the FFM. In addition, health insurance carriers who have not exited the individual and family health insurance market are generally charging significantly greater premiums to consumers. These circumstances have resulted in our offering a significantly reduced number of individual and family health insurance plans on our website, including several states and zip codes where we have no individual and family health insurance plans to offer. They also have resulted in consumers having to pay significantly higher premiums to purchase and maintain their individual and family health insurance. In addition, a significant number of our individual and family health insurance members previously purchased their individual and family health insurance from carriers who have exited or may be exiting the individual and family health insurance market.  As a result of carriers exiting the market, higher premiums and for other reasons, we have observed lower retention rates and a reduction in our individual and family health insurance membership. If additional health insurance carriers determine not to sell individual and family health insurance in certain states or altogether, or premiums for individual and family health insurance continue to increase, the impact on our individual and family membership and commission revenue will likely be more pronounced. We believe decreased retention rates, higher premiums and a reduction in the demand for individual and family health insurance plans that we sell will contribute to significantly reduced individual and family insurance membership and commission revenue for us in 2017 compared to 2016.

In light of the circumstances in the individual and family health insurance market, we have, among other things, determined to place a greater focus on offering short-term health insurance products, which are often the only option available to consumers outside of the open enrollment period. In addition, we plan to launch eHealth-branded insurance and ancillary product bundles that include a short-term health insurance plan and ancillary products that our market research indicates are of value to consumers in this market. We plan for the bundles to be a cost-efficient alternative to major medical individual and family plans. We anticipate that the bundles, which can be sold throughout the year, will be an attractive solution to our customers and also generate higher commission revenue per member compared to an individual and family plan or a short-term insurance product.

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, have also made changes to the commissions they pay us in markets that they have not exited, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the recently ended open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we have experienced reduced average commission rates for individual and family plans we sold during the recently ended open enrollment period compared to the prior open enrollment period. Many carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. While we do expect to see premium inflation to offset some of the negative impact of lower commission rates given that some of the carriers pay us based on percentage of premiums, increased premiums have, and may continue to adversely impact demand for the individual and family health insurance that we sell.

In light of the impact of the Affordable Care Act and health care reform on the individual and family health insurance market, President Trump and Congress have attempted to pass legislation to change it several times. The bills have included provisions eliminating the mandate to maintain health insurance and changing the basis on which premium tax credits are calculated, among other things. In addition, the executive branch of the government has at various times expressed a desire to defund various aspects of the Affordable Care Act, including cost sharing reduction payments from the government to health insurance carriers. Trump administration statements and the various actions by Congress attempting to change the Affordable Care Act have created uncertainty on behalf of carriers and consumers that negatively impacts the individual and family health insurance market. It is unclear what, if any, changes will be made to the Affordable Care Act or its funding or implementation. If changes are not made that bring carriers back into the market with lower-cost individual and family health insurance plans, our individual and family membership and business will continue to be harmed. Our individual and family membership and business will also be harmed if changes to the Affordable Care Act or its funding or implementation are harmful to the demand for the individual and family health insurance products that we sell.

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

Submitted Applications. Historically, we have experienced a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. During 2016, we also experienced an increase in the number of Medicare-related applications submitted during the first, second and third quarters compared to the fourth quarter. During 2016, 49% of our Medicare plan-related applications were submitted during the fourth quarter, compared to 56% in 2015. In the first and second quarters of 2017, submitted applications for Medicare Advantage products declined 6% and 7% compared to the first and second quarters of 2016, respectively. Submitted applications for all Medicare products, which also include Medicare Supplement and Medical Part D prescription drug plans, grew 1% in the first quarter of 2017 compared to the first quarter of 2016, but declined 5% in the second quarter of 2017 compared to the second quarter of 2016. These growth rates represent a deceleration compared to strong growth rates we experienced in our Medicare business in the first half of 2016 compared to the first half of 2015. The deceleration we experienced during the second half of 2016 and the first half of 2017 was driven in large part by the lingering impact of changes we made to our sales and marketing processes in response to compliance requirements issued by CMS, which impacted the effectiveness of our call center agents in converting leads into submitted applications. The deceleration was also due to a change in our strategy and our focus on more cost-effective sources of demand generation. We experienced an improvement in the second quarter of 2017 as a result of this strategy, which resulted in improved conversion of leads to applications and lower cost of acquisition compared to the first quarter of 2017, and anticipate that we will see continued improvement in application volumes and cost of acquisition in the second half of this year as a result of this shift.

The number of individual and family health insurance applications submitted through us has historically been highest during the Affordable Care Act open enrollment period, which has begun in the fourth quarter and run into the first quarter of the following year. The second and third quarters are outside of the Affordable Care Act open enrollment period and the number of individual and family health insurance submitted applications submitted during these periods has historically decreased compared to the first and fourth quarters. In connection with the most recently completed open enrollment period that began on November 1, 2016 and ended on January 31, 2017, the number of individual and family health insurance submitted applications during the fourth quarter of 2016 and first quarter of 2017 again increased significantly compared to the second and third quarters of 2016. However, as a result of our offering a reduced number of individual and family health insurance plans on our website, as well as increasing premiums on individual and family health insurance plans, the number of individual and family health insurance submitted applications during the first quarter of 2017 declined 70% compared to the first quarter of 2016 and the number of individual and family health insurance submitted applications during the second quarter of 2017 declined 45% compared to the second quarter of 2016. CMS announced that the upcoming open enrollment period for coverage effective in 2018 will take place solely during the fourth quarter of 2017. To the extent we experience higher application volume in the fourth quarter of 2017 as a result of this change, we may incur higher membership acquisition costs in the fourth quarter of 2017 without recognizing the corresponding revenue, which would negatively impact our financial results for the fourth quarter of 2017 and fiscal year 2017.
Members per Submitted Application. For Medicare-related health insurance, there is only one individual on a submitted application. However, for individual and family and certain ancillary health insurance plans, there may be more than one member per submitted application. Similar to prior years, we experienced a decline in the average number of members on individual and family health insurance applications submitted through us during the first quarter of 2017 compared to the second through fourth quarters of 2016 and the second quarter of 2017. However, in both the first and second quarters of 2017, we experienced an increase in the average number of members on individual and family health insurance applications submitted through us compared to the first and second quarters of 2016, respectively.

Approval Rates and Initial Payment Rates. The approval rates for Medicare Advantage and Medicare Part D prescription drug plans we sold in the first half of 2017 were consistent with the approval rates in the first half of 2016, while the approval rates for Medicare Supplement plans we sold in the first half of 2017 improved compared to approval rates in the first half of 2016. The initial payment rates on Medicare Advantage plans we sold during the first quarter of 2017 improved compared to initial payment rates on Medicare Advantage health insurance we sold during the first quarter of 2016, while the initial payment rates on Medicare Part D prescription drug and Medicare Supplement plans we sold during the first quarter of 2017 were consistent with the initial payment rates on Medicare Part D prescription drug and Medicare Supplement plans we sold during the first quarter of 2016. We currently do not have sufficient data to assess the initial payment rates on Medicare-related health insurance we sold during the second quarter of 2017. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Individual and family health insurance approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. The approval rates for individual and family health insurance in the first half of 2017 are consistent with the approval rates in the first half of 2016. However, the initial payment rates on individual and family health insurance we sold during the first quarter of 2017 has declined compared to initial payment rates on individual and family health insurance we sold during the first quarter of 2016. We currently do not have sufficient data to assess the initial payment rates on individual and family health insurance we sold during the second quarter of 2017.

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

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, changes in volume of health insurance applications submitted during the annual open enrollment periods compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we observed lower commission rates on many of the individual and family health insurance plans that we sold during the 2016 open enrollment period for coverage effective in 2017 compared to policies that we sold during the 2015 open enrollment period for coverage effective in 2016. Recently, given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the recently ended open enrollment period and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we have experienced a reduction in our average commission rates for plans sold during the recently ended open enrollment period compared to the last open enrollment period. Our average commission rates for plans sold in years prior to 2017 have remained consistent during the first half of 2017 compared to the first half of 2016.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year. Our Medicare Advantage membership retention rates declined during the first half of 2017 compared to the first half of 2016, while our Medicare Supplement and Medicare Part D prescription drug plan membership retention rates remained consistent during the first half of 2017 compared to the first half of 2016. Our individual and family plan membership retention rates were negatively impacted by health care reform throughout 2016 and the first half of 2017. We observed lower retention rates during the first quarter of 2017. Retention rates we observed during the second quarter of 2017 were consistent with retention rates we observed during the second quarter of 2016. The number of new individual and family health insurance members added during the second through fourth quarters of 2016 and the first half of 2017 was not enough to offset the loss of existing members, resulting in a decline in our estimated individual and family health insurance membership during those periods. We believe the decline in retention rates related to premium inflation in the individual and family plan market and carriers exiting the individual and family health insurance market altogether or in certain jurisdictions.

Other Revenue

In addition to our core business of marketing health insurance products to individuals and small businesses where we generate commission revenue, we earn non-commission revenue including from online sponsorship and advertising, technology licensing and lead referrals.

Online Sponsorship and Advertising. We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. Health insurance carriers commit to sponsorship and advertising on a quarterly basis, if at all, and generally determine prior to the quarter whether to purchase sponsorship and advertising from us and how much they are willing to spend. During the first half of 2017, online sponsorship and advertising revenue declined compared to the first half of 2016, primarily due to a decline in individual and family health insurance submitted applications, as well as a reduction in the amount we received for Medicare-related advertising. We expect this trend will continue in the second half of 2017.

Technology Licensing.  We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers to market and distribute health insurance plans online. Health insurance carriers that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. During the first half of 2017, technology licensing revenue declined compared to the first half of 2016, primarily due to the decline in individual and family health insurance submitted applications. We expect this trend will continue in the second half of 2017.

Lead Referrals. We generate revenue from referral fees paid to us based on Medicare-related and individual and family health insurance leads generated by our ecommerce platforms that are delivered and sold to third parties. During first half of 2017, lead revenue declined compared to first half of 2016, primarily due to a decrease in the number of excess leads we were unable to service as a health insurance agent. We expect this trend will continue in the second half of 2017.

See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for details regarding our recognition of online sponsorship and advertising revenue, technology licensing revenue and lead referral revenue.

Change in Revenue Recognition Standard (ASC Topic 606)

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt this new accounting standard on January 1, 2018 using the full retrospective method to restate each prior reporting period presented.

Because the new standard will impact our business processes, systems and controls, we developed a project plan that includes analyzing the standard’s impact on our contract portfolio, comparing our historical policies and practices to the requirements of the new standard and identifying differences from applying the requirements of the new standard to our contracts. We are developing internal controls to ensure we adequately evaluate our portfolio of contracts under the five-step model promulgated by FASB to ensure proper assessment of our operating results under the new standard. We do not expect a significant change in our control environment due to the adoption of the new standard; however, we will continue to assess until the date of adoption. We are also reporting on the progress of the implementation to the Audit Committee and the Board of Directors on a regular basis during the project’s duration.

We anticipate the adoption of the new standard will have a material impact to our opening balance sheet as of January 1, 2016 due to the cumulative effect of adopting the new standard. In addition, our adoption of the new standard will have a material impact on our consolidated balance sheets and consolidated statements of comprehensive income for the years ended December 31, 2016 and 2017; however, we do not anticipate any impact to our consolidated statements of cash flows during those periods. Under the new standard, we expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue at the time the policy is sold equal to the estimated commissions to be earned by us over the initial and estimated renewal periods as opposed to our current treatment of recognizing revenue over the life of the policy. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of policies sold for which we are the broker of record. We believe the new standard will provide for a better alignment of revenue and related marketing and sales costs and improved visibility into the profitability of our two operating segments.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the three and six months ended June 30, 2016 and 2017, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted through us during the same periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Source of total submitted applications (as a percentage of total submitted applications for the year):
Direct	63%	59%	53%	55%
Marketing partners	31%	35%	33%	36%
Online advertising	6%	6%	14%	9%
Total	100%	100%	100%	100%

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com) either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of marketing, such as retargeting campaigns, television advertising, direct mail and email marketing. Expenses related to our direct channel increased significantly during the first half of 2017 compared to the first half of 2016 primarily due to an increase in both direct response television advertising and direct mail marketing relating to our Medicare business.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Some of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with our existing marketing partners and adding new marketing partners. While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Moreover, a significant portion of our referrals for the purchase of Medicare plans comes from a single marketing partner. Expenses related to our marketing partner channel decreased during the first half of 2017 compared to the first half of 2016 primarily due to shift from certain higher cost marketing partners to lower cost advertising within our direct channel.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. We incur expenses associated with search advertising in the period in which the consumer clicks on the advertisement. Costs related to our online channel decreased significantly during the first half of 2017 compared to the first half of 2016 primarily due to a decline in the amount we were willing to spend to acquire members through this channel.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platforms and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the annual open enrollment periods for both Medicare-related and individual and family health insurance, marketing and advertising expenses have increased during the fourth quarter of each year. Additionally, since the health care reform open enrollment periods for individual and family health insurance has continued into the following year, marketing and advertising expenses have increased during the first quarter of each year compared to the second and third quarters, but to a lesser extent than the fourth quarter. During the second and third quarters, marketing and advertising expenses decrease, consistent with the decrease in submitted applications compared to periods during the open enrollment periods. We expect these seasonal trends to continue in 2017. However, since the upcoming open enrollment period for coverage effective in 2018 will begin on November 1, 2017 and end on December 15, 2017, we do not expect to see the same increase in marketing and advertising expenses related to individual and family health insurance during the first quarter of 2018.

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

Due to an increase in the cost of acquiring a new Medicare Advantage member over the past twelve months, we have increased our focus on the profitability of new Medicare Advantage members. Accordingly, as we de-emphasized less profitable member acquisition channels, we have experienced a slowdown in our Medicare Advantage submitted application growth in the first half of 2017. We also have more aggressively pursued the Medicare Supplement segment of the market. We expect submitted application volumes for Medicare plans will increase during the third quarter of 2017 compared the third quarter of 2016, resulting in an increase in our Medicare-related marketing and advertising costs during the third quarter of 2017 compared to the third quarter of 2016. We also expect submitted application volumes for Medicare plans will increase during the fourth quarter of 2017 compared to the fourth quarter of 2016.  However, despite the expected increase in application volumes for Medicare plans during the fourth quarter of 2017, we expect the cost of acquiring new Medicare members will decrease during the fourth quarter of 2017, resulting in a decrease in Medicare-related marketing and advertising costs during the fourth quarter of 2017 compared to the fourth quarter of 2016.

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

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. Similar to the prior year, in preparation for the Medicare annual enrollment period during 2017, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2017, we began ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions. Following the last two annual enrollment periods, we retained substantially all of our Medicare sales and enrollment personnel to handle the anticipated increased volume of Medicare-related applications outside of the open enrollment period.

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

 Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three and six months ended June 30, 2016 and 2017:

Key Metrics:	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2017	Percent Change	2016	2017	Percent Change
Submitted applications:
Medicare submitted applications (1)	32,700	31,200	(5)%	63,600	62,500	(2)%
IFP submitted applications (2)	9,800	5,400	(45)%	84,100	27,400	(67)%
Other submitted applications (3)	60,600	53,400	(12)%	158,000	116,800	(26)%
Total submitted applications (4)	103,100	90,000	(13)%	305,700	206,700	(32)%

Medicare Advantage submitted applications (5)	24,900	23,100	(7)%	48,000	44,900	(6)%

	As of June 30,
	2016	2017	Percent Change
Estimated membership:
Medicare products (6)	239,000	300,400	26%
IFP products (7)	481,300	244,900	(49)%
Other products (8)	380,000	340,500	(10)%
Total estimated membership (9)	1,100,300	885,800	(19)%

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

(6)
Estimated number of members active on Medicare-related health insurance as of the date indicated. See the note below for additional information regarding our calculation of estimated Medicare membership.

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

During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three and six months ended June 30, 2016 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2017		2016		2017
Revenue
Commission	$34,649	93%	$25,802	92%	$104,036	94%	$101,984	95%
Other	2,628	7	2,155	8	7,085	6	4,912	5
Total revenue	37,277	100	27,957	100	111,121	100	106,896	100
Operating costs and expenses:
Cost of revenue	533	1	204	1	2,717	2	1,833	2
Marketing and advertising	12,936	35	14,240	51	33,818	30	29,295	27
Customer care and enrollment	10,611	28	12,012	43	21,011	19	24,121	23
Technology and content	8,289	22	7,932	28	16,796	15	16,004	15
General and administrative	10,615	28	10,534	38	18,543	17	20,526	19
Restructuring benefit	(158)	—	—	—	(158)	—	—	—
Amortization of intangible assets	260	1	260	1	520	—	520	—
Total operating costs and expenses	43,086	115	45,182	162	93,247	83	92,299	86
Income (loss) from operations	(5,809)	(16)	(17,225)	(62)	17,874	16	14,597	14
Other income (expense), net	(21)	—	90	—	(32)	—	116	—
Income (loss) before provision (benefit) for income taxes	(5,830)	(16)	(17,135)	(61)	17,842	16	14,713	14
Provision (benefit) for income taxes	(5,354)	(14)	125	—	284	—	(1,448)	(1)
Net income (loss)	$(476)	(1)%	$(17,260)	(62)%	$17,558	16%	$16,161	15%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Marketing and advertising	$417	$220	$972	$435
Customer care and enrollment	147	124	270	136
Technology and content	473	274	908	668
General and administrative	1,140	1,951	1,859	3,463
Total stock-based compensation expense	$2,177	$2,569	$4,009	$4,702

Three and Six Months Ended June 30, 2016 and 2017

Revenue

The following table presents our commission, other revenue and total revenue for the three and six months ended June 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Commission	$34,649	$25,802	$(8,847)	(26)%	$104,036	$101,984	$(2,052)	(2)%
Percentage of total revenue	93%	92%			94%	95%
Other	$2,628	$2,155	$(473)	(18)%	$7,085	$4,912	$(2,173)	(31)%
Percentage of total revenue	7%	8%			6%	5%
Total revenue	$37,277	$27,957	$(9,320)	(25)%	$111,121	$106,896	$(4,225)	(4)%

Three Months Ended June 30, 2017 and 2016—Commission revenue decreased $8.8 million, or 26%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to a $9.8 million decrease in Individual, Family and Small Business commission revenue, partially offset by a $0.9 million increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decrease in estimated individual and family health insurance membership in the first half of 2017 compared to estimated membership in the first half of 2016. The increase in Medicare commission revenue was primarily attributable to an increase in estimated Medicare membership in the first half of 2017 compared to estimated Medicare membership in the first half of 2016, in part due to growth in our sale of Medicare Supplement plans.

Other revenue decreased $0.5 million, or 18%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to a $0.2 million decrease in licensing fees, a $0.1 million decrease in online sponsorship and advertising revenue and a $0.1 million decrease in lead generation revenue, primarily resulting from the decrease in individual and family health insurance applications submitted during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016—Commission revenue decreased $2.1 million, or 2%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to a $17.4 million decrease in Individual, Family and Small Business commission revenue partially offset by a $15.4 million increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decrease in estimated individual and family health insurance membership in the first half of 2017 compared to estimated individual and family membership in the first half of 2016. The increase in Medicare commission revenue was primarily attributable to the receipt of increased renewal commissions per member on Medicare Advantage plans during the first quarter of 2017, as well as an increase in estimated membership for Medicare products in the first half of 2017 compared to estimated membership in the first half 2016.

Other revenue decreased $2.2 million, or 31%, in the six months ended June 30, 2017, compared to six months ended June 30, 2016, due to a $0.8 million decrease in online sponsorship and advertising revenue, $0.7 million decrease in lead generation, and a $0.6 million decrease in licensing fees, primarily resulting from the decrease in individual and family health insurance applications submitted during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

We expect commission revenue to decrease in absolute dollars in 2017 compared to 2016, primarily as a result of a decrease in Individual, Family and Small Business commission revenue, partially offset by an increase in Medicare commission revenue. We also expect other revenue to decrease in absolute dollars in 2017 compared to 2016.

Cost of Revenue

The following table presents our cost of revenue for the three and six months ended June 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Cost of revenue	$533	$204	$(329)	(62)%	$2,717	$1,833	$(884)	(33)%
Percentage of total revenue	1%	1%			2%	2%

Three Months Ended June 30, 2017 and 2016—Cost of revenue decreased $0.3 million, or 62%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to fewer payments to marketing partners with whom we have revenue-sharing arrangements.

Six Months Ended June 30, 2017 and 2016—Cost of revenue decreased $0.9 million, or 33%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due primarily to a $0.4 million decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of the several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies, as well as a $0.4 million decrease due to fewer payments to marketing partners with whom we have revenue sharing arrangements.

We expect cost of revenue to remain relatively consistent in 2017 compared to 2016.

Marketing and Advertising

The following table presents our marketing and advertising expenses for three and six months ended June 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Marketing and advertising	$12,936	$14,240	$1,304	10%	$33,818	$29,295	$(4,523)	(13)%
Percentage of total revenue	35%	51%			30%	27%

Three Months Ended June 30, 2017 and 2016—Marketing and advertising expenses increased $1.3 million, or 10%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $1.6 million increase in variable advertising costs partially offset by a $0.3 million decrease in stock-based compensation. The increase in variable advertising costs was primarily due to an increase in Medicare television advertising and direct mail expense, partially offset by a decrease in Medicare online advertising expense.

Six Months Ended June 30, 2017 and 2016—Marketing and advertising expenses decreased $4.5 million, or 13%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $3.5 million decrease in variable advertising costs, a $0.6 million decrease in stock-based compensation a $0.3 million decrease in compensation, benefits and other personnel costs. The decrease in variable advertising costs was primarily due to lower individual and family application volumes during the most recently completed open enrollment period and a decrease in Medicare online advertising expense, partially offset by an increase in Medicare television advertising and direct mail expense and expense from our marketing partner channel.

We expect our marketing and advertising expenses to decrease in absolute dollars in 2017 compared to 2016 due primarily to a reduction in our cost of acquiring new members as we de-emphasize less profitable acquisition channels.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and six months ended June 30, 2016, and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Customer care and enrollment	$10,611	$12,012	$1,401	13%	$21,011	$24,121	$3,110	15%
Percentage of total revenue	28%	43%			19%	23%

Three Months Ended June 30, 2017 and 2016—Customer care and enrollment expenses increased $1.4 million, or 13%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $1.1 million increase in compensation, benefits and other personnel costs primarily relating to our small business and Medicare businesses and a $0.3 million increase in facilities and other operating costs.

Six Months Ended June 30, 2017 and 2016 —Customer care and enrollment expenses increased $3.1 million, or 15%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $2.5 million increase in compensation, benefits and other personnel costs primarily relating to our small business and Medicare businesses and a $0.7 million increase in facilities and other operating costs.

We expect customer care and enrollment expenses to increase in absolute dollars in 2017 compared to 2016.

Technology and Content

The following table presents our technology and content expenses for the three and six months ended June 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Technology and content	$8,289	$7,932	$(357)	(4)%	$16,796	$16,004	$(792)	(5)%
Percentage of total revenue	22%	28%			15%	15%

Three Months Ended June 30, 2017 and 2016 —Technology and content expenses decreased $0.4 million, or 4%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $0.3 million decrease in facilities and other operating costs.

Six Months Ended June 30, 2017 and 2016 —Technology and content expenses decreased $0.8 million, or 5%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $0.6 million decrease in facilities and other operating costs and a $0.2 million decrease in stock-based compensation expense.

We expect technology and content expenses to increase in absolute dollars in 2017 compared to 2016 due to planned investment in technology related to both our small business and Medicare businesses.

General and Administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
General and administrative	$10,615	$10,534	$(81)	(1)%	$18,543	$20,526	$1,983	11%
Percentage of total revenue	28%	38%			17%	19%

Three Months Ended June 30, 2017 and 2016 — General and administrative expenses decreased $0.1 million, or 1%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $0.8 million decrease in legal fees, and a $0.4 million decrease in compensation and benefits and other personnel costs, partially offset by a $0.9 million increase in stock-based compensation expense and a $0.2 million increase in lobbying fees.

Six Months Ended June 30, 2017 and 2016 — General and administrative expenses increased $2.0 million, or 11%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $1.7 million increase in stock-based compensation expense, a $0.5 million increase in lobbying fees and a $0.5 million increase in compensation, benefits and other personnel costs, partially offset by a $0.9 million decrease in legal fees.

We expect general and administrative expenses to increase in absolute dollars in 2017 compared to 2016 due to incremental operating expenses in 2017 related to the newly appointed presidents for both the Medicare and Individual, Family and Small Business segments and higher stock-based compensation expense.

Restructuring Benefits

The following table presents our restructuring benefit for the three and six months ended June 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Restructuring benefit	$(158)	$—	$158	(100)%	$(158)	$—	$158	(100)%
Percentage of total revenue	—%	—%			—%	—%

In the second quarter of 2016, we reversed $0.2 million related to facility exit costs as we reoccupied office space we had previously vacated and were also released from a lease for other office space we had previously vacated.

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three and six months ended June 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Amortization of intangible assets	$260	$260	$—	—%	$520	$520	$—	—%
Percentage of total revenue	1%	1%			—%	—%

Three and Six Months Ended June 30, 2017 and 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was flat in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

We expect amortization expense of intangible assets to be consistent in 2017 compared to 2016.

Other Income (Expense), Net

The following table presents our other income (expense), net for the three and six months ended June 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Other income (expense), net	$(21)	$90	$111	(529)%	$(32)	$116	$148	(463)%
Percentage of total revenue	—%	—%			—%	—%

Other income (expense), net, for the three and six months ended June 30, 2016 and 2017 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

Other income (expense), increased $0.1 million in each of the three and six months ended June 30, 2017 compared to the same period in 2016 primarily due to increases in interest income.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the three and six months ended June 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Provision (benefit) for income taxes	$(5,354)	$125	$5,479	(102)%	$284	$(1,448)	$(1,732)	(610)%
Effective tax rate	92%	(1)%			2%	(10)%

Three and Six Months Ended June 30, 2017 —In the three and six months ended June 30, 2017, we recorded a provision for income taxes of $0.1 million and a benefit for income taxes of $1.4 million, respectively. The benefit for income taxes in the six months ended June 30, 2017 primarily related to a $1.9 million decrease in our liability for unrecognized tax benefits recorded during the first quarter of 2017, partially offset by Federal and state minimum taxes and foreign taxes. Our effective tax rate in the six months ended June 30, 2017 was lower than the federal statutory rate primarily due to the recording of a valuation allowance against our federal and state deferred tax assets, offset by the reversal of previously recorded unrecognized tax benefits related to federal and state tax credits.

Three and Six Months Ended June 30, 2016 —In the three and six months ended June 30, 2016, we recorded a benefit for income taxes of $5.4 million and a provision for income taxes of $0.3 million, respectively. We recorded a benefit for income taxes in the three months ended June 30, 2016 in order for the year-to-date tax provision to be in line with the estimated annual effective tax rate. The provision for income taxes in the six months ended June 30, 2016 primarily consisted of foreign income taxes and certain discrete items.

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

The following table presents summary results of our operating segments for the three and six months ended June 30, 2016 and 2017 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Revenue
Medicare	$9,679	$11,014	$1,335	14%	$53,146	$68,988	$15,842	30%
Individual, Family and Small Business	27,598	16,943	(10,655)	(39)%	57,975	37,908	(20,067)	(35)%
Total revenue	$37,277	$27,957	$(9,320)	(25)%	$111,121	$106,896	$(4,225)	(4)%

Segment profit (loss)
Medicare segment profit (loss)	$(14,131)	$(15,107)	$(976)	7%	$3,760	$15,588	$11,828	315%
Individual, Family and Small Business segment profit	20,526	8,404	(12,122)	(59)%	36,081	19,483	(16,598)	(46)%
Total segment profit	6,395	(6,703)	(13,098)	(205)%	39,841	35,071	(4,770)	(12)%
Corporate	(8,996)	(6,942)	2,054	(23)%	(15,662)	(13,739)	1,923	(12)%
Stock-based compensation expense	(2,177)	(2,569)	(392)	18%	(4,009)	(4,702)	(693)	17%
Depreciation and amortization	(929)	(751)	178	(19)%	(1,934)	(1,513)	421	(22)%
Restructuring benefit	158	—	(158)	(100)%	158	—	(158)	(100)%
Amortization of intangible assets	(260)	(260)	—	—%	(520)	(520)	—	—%
Other income (expense), net	(21)	90	111	(529)%	(32)	116	148	(463)%
Income (loss) before provision (benefit) for income taxes	$(5,830)	$(17,135)	$(11,305)	194%	$17,842	$14,713	$(3,129)	(18)%

Revenue

Three Months Ended June 30, 2017 and 2016—Revenue from our Medicare segment increased $1.3 million, or 14%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, largely attributable to a $0.9 million increase in commission revenue and $0.4 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to an increase in estimated Medicare membership in the first half of 2017 compared to estimated membership in the first half of 2016, in part due to growth in our sale of Medicare Supplement plans.

Revenue from our Individual, Family and Small Business segment decreased $10.7 million, or 39%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily attributable to a $9.8 million decrease in commission revenue and a $0.9 million decrease in other revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decrease in individual and family health insurance estimated membership in the first half of 2017 compared to estimated membership in the first half of 2016. The decrease in other revenue was largely attributable to lower licensing and sponsorship revenues as a result of decline in individual and family plans application volume.

Six Months Ended June 30, 2017 and 2016—Revenue from our Medicare segment increased $15.8 million, or 30%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, largely attributable to a $15.4 million increase in commission revenue and $0.4 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to the receipt of increased renewal commissions per member on Medicare Advantage plans during the first quarter of 2017, as well as an increase in estimated membership for Medicare products in the first half of 2017 compared to estimated membership in the first half of 2017

Revenue from our Individual, Family and Small Business segment decreased $20.1 million, or 35%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily attributable to a $17.4 million decrease in commission revenue and a $2.7 million decrease in other revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decrease in individual and family health insurance estimated membership in the first half of 2017 compared to estimated membership in the first half of 2016. The decrease in other revenue primarily resulted from the decrease in individual and family health insurance applications submitted during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Segment Profit (Loss)

Three Months Ended June 30, 2017 and 2016—Loss from our Medicare segment was $15.1 million for the three months ended June 30, 2017, a $1.0 million, or 7%, increase compared to a loss of $14.1 million for the three months ended June 30, 2016. The increase in loss from the Medicare segment in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $2.0 million increase in operating expenses, partially offset by the $1.3 million increase in revenue. The increase in operating expenses was primarily attributable to an increase in compensation, benefits, other personnel costs and stock-based compensation expense associated with increased headcount and an increase in variable advertising expense associated with the higher cost of acquiring new Medicare members.

Profit from our Individual, Family and Small Business segment was $8.4 million for the three months ended June 30, 2017, a $12.1 million, or 59%, decrease compared to profit of $20.5 million from the Individual, Family and Small Business segment for the three months ended June 30, 2016. The decrease in profit from the Individual, Family and Small Business segment in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to the $10.7 million decrease in revenue and a $0.9 million increase in operating expenses. The increase in operating expenses was primarily attributable to an increase in compensation, benefits, other personnel costs and stock-based compensation expense associated with increased headcount and an increase in lobbying fees partially offset by a decrease in variable advertising expense associated with lower submitted application volumes.

Six Months Ended June 30, 2017 and 2016—Profit from our Medicare segment was $15.6 million for the six months ended June 30, 2017, an $11.8 million, or 315%, increase compared to a profit of $3.8 million for the six months ended June 30, 2016. The increase in profit from the Medicare segment in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the $15.8 million increase in revenue, partially offset by a $3.2 million increase in operating expenses. The increase in operating expenses was primarily attributable to an increase in compensation, benefits, other personnel costs and stock-based compensation expense associated with increased headcount and an increase in variable advertising expense associated with the higher cost of acquiring new Medicare members.

Profit from our Individual, Family and Small Business segment was $19.5 million for the six months ended June 30, 2017, a $16.6 million, or 46%, decrease compared to profit of $36.1 million from the Individual, Family and Small Business segment for the six months ended June 30, 2016. The decrease in profit from the Individual, Family and Small Business segment in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the $20.1 million decrease in revenue, partially offset by a $4.2 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to a decrease in variable advertising expense associated with lower submitted application volumes, partially offset by an increase in compensation, benefits, other personnel costs and stock-based compensation expense associated with increased headcount and an increase in lobbying fees.

Liquidity and Capital Resources

At June 30, 2017, our cash and cash equivalents totaled $66.1 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2016, our cash and cash equivalents totaled $61.8 million. The increase in cash and cash equivalents reflects $7.5 million provided by operating activities, offset by $2.8 million used to purchase property and equipment and other assets and $0.4 million used in net-share settled equity awards.

As of June, 2017, we have in treasury 532,812 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2016 and June 30, 2017, we had a total of 11,135,590 shares and 11,196,700 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2016 and 2017 (in thousands):

	Six Months Ended June 30,
	2016	2017
Net cash provided by operating activities	$7,256	$7,459
Net cash used in investing activities	$(2,318)	$(2,769)
Net cash used in financing activities	$(927)	$(409)

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. During open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter. Consistent with prior years, marketing and advertising costs increased during the fourth quarter of 2016 compared to the third quarter of 2016 due to an increase in submitted applications for Medicare plans during the annual enrollment period, and to a lesser extent, an increase in submitted applications for individual and family health insurance during the open enrollment period. Marketing and advertising costs decreased during the first six months of 2017 compared to the first six months of 2016 primarily due to a decrease in variable advertising costs as a result of lower application volumes for individual and family health insurance, partially offset by an increase in variable advertising costs as a result of the higher cost of acquiring new Medicare members. We expect marketing and advertising costs to increase during the third quarter of 2017 compared to the third quarter of 2016 primarily due to higher application volume for Medicare plans. We expect marketing and advertising costs to decrease during the fourth quarter of 2017 compared to the fourth quarter of 2016 due to lower cost of acquiring new Medicare members, partially offset by higher application volumes for Medicare plans.

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

Six Months Ended June 30, 2017— Our operating activities provided cash of $7.5 million during the six months ended June 30, 2017 and consisted of net income of $16.2 million, increased by non-cash items of $8.5 million and offset by cash used by operating assets and liabilities balances and other activities of $17.2 million during the six months ended June 30,

2017. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation, $2.3 million amortization of intangible assets, internally-developed software and book-of-business consideration and $4.7 million of stock-based compensation expense.

The cash decrease resulting from changes in net operating assets and liabilities balances during the six months ended June 30, 2017 primarily consisted of an increase of $9.4 million in accounts receivable, a decrease of $2.5 million in accrued marketing expenses, a decrease of $2.8 million in accounts payable, a decrease of $1.0 million in other liabilities, and a decrease of $0.8 million in accrued compensation and benefits. Accounts receivable increased due to recognition of Medicare renewal commissions in the first quarter of 2017, net of renewal commissions collected during the first half of 2017.

 Six Months Ended June 30, 2016— Our operating activities provided cash of $7.3 million during the six months ended June 30, 2016 and consisted of net income of $17.6 million, increased by non-cash items of $8.4 million and offset by cash used by operating assets and liabilities and other activities of $18.7 million. Adjustments for non-cash items primarily consisted of $4.5 million of depreciation and amortization, including amortization of internally-developed software, book-of-business consideration and intangible assets and $4.0 million of stock-based compensation expense. Cash used by operating assets and liabilities and other activities primarily consisted of a decrease of $4.3 million in accounts receivable, a decrease of $0.6 million in prepaid expenses and other assets, a decrease of $0.6 million in accounts payable, a decrease of $5.9 million in accrued compensation and benefits, a decrease of $9.0 million in accrued marketing expenses, and an increase of $1.8 million in other liabilities.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

Six Months Ended June 30 2017 —Net cash used in investing activities of $2.8 million during the six months ended June 30, 2017 was due to purchases of property and equipment and other assets.

Six Months Ended June 30, 2016—Net cash used in investing activities of $2.3 million during the six months ended June 30, 2016 was due to the $2.3 million purchase of property and equipment and other assets.

Financing Activities

Six Months Ended June 30, 2017 —Net cash used in financing activities of $0.4 million during the six months ended June 30, 2017 was primarily due to $0.4 million used to net-share settle the tax obligation related to vesting equity awards.

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

In connection with our Mountain View, California office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.  The remaining balance on the financial guarantee is $0.1 million as of June 30, 2017.

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

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of June 30, 2017 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2017	$1,966	$1,175	$3,141
2018	3,136	1,347	4,483
2019	2,343	210	2,553
2020	2,321	168	2,489
2021	765	—	765
Thereafter	1,255	—	1,255
Total	$11,786	$2,900	$14,686

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2016 and June 30, 2017, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2016	June 30, 2017
Cash (1)	$4,066	$3,597
Money market funds (2)	57,715	62,483
Total cash and cash equivalents	$61,781	$66,080

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2016 and June 30, 2017 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, or a combined total of 54%, of our $9.2 million outstanding accounts receivable balance. As of June 30, 2017, two customers represented 49% and 15%, respectively, for a combined total of 64% of our $18.6 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and June 30, 2017. We believe the potential for collection issues with any of our customers was minimal as of June 30, 2017. Accordingly, our estimate for uncollectible amounts at June 30, 2017 was not material.

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2016, and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and six months ended June 30, 2016 and 2017 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Humana	16%	16%	27%	23%
UnitedHealthcare [1]	13%	15%	11%	17%
Anthem [2]	9%	10%	8%	7%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.  The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  As of June 30, 2017, we recorded an accrual for estimated potential damages in our consolidated financial statements.

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

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. Individuals also are required to hold plans providing minimum essential coverage to meet the mandate for health insurance and avoid a tax penalty. The cost of health insurance has generally increased and several health insurance carriers have indicated that they are suffering financial losses in their individual and family health insurance business. As a result, major health insurance carriers and other health insurance carriers for which we have sold individual and family health insurance have exited the individual and family health insurance business altogether or in a large number of states.  Some of these carriers have indicated that they only plan to sell individual and family health insurance through government exchanges. As a result, the number of individual and family health insurance plans offered on our website has been reduced, including many states and zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, a significant number of our members have purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. These members have or will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances have in the past and could in the future result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. If additional health insurance carriers determine not to sell health insurance plans or exit the business of selling individual and family health insurance in certain states or altogether, the impact on our individual and family membership and commission revenue will likely be more pronounced. In addition, many health insurance carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. As a result of premium inflation, we have experienced and could in the future experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance and the health care reform tax penalty may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

The 2016 Presidential and Congressional elections resulted in the election of Donald Trump as President and a Republican-controlled Congress.  These election results have the potential to lead to significant changes to the Affordable Care Act and the regulatory environment impacting the market for individual and family health insurance products. The new administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act and several unsuccessful attempts have been made to get various bills amending the Affordable Care Act through Congress. In addition, the executive branch of the government has at various times expressed a desire to defund various aspects of the Affordable Care Act, including cost sharing reduction payments from the government to health insurance carriers. Trump administration statements and the various actions by Congress attempting to change the Affordable Care Act have created uncertainty on behalf of carriers and consumers that negatively impacts the individual and family health insurance market. It is unclear what, if any, changes will be made to the Affordable Care Act or its funding and implementation. If changes are not made that bring carriers back into the market with lower-cost individual and family health insurance plans, our individual and family membership and our business, operating results and financial condition will continue to be harmed. Our individual and family membership and business, operating results and financial condition will also be harmed if changes to the Affordable Care Act or its funding or implementation are harmful to the demand for the individual and family health insurance products that we sell. In addition, the President and the executive branch of the Federal government have a significant impact on the implementation of the provisions of the Affordable Care Act through the adoption of regulations, and President Trump’s administration could make changes impacting the implementation of the Affordable Care Act that harm our business, operating results and financial condition.

If we do not retain our existing members and enroll a large number of individuals and families into health insurance plans during enrollment periods, our business will be harmed.

Medicare Advantage and Medicare Part D prescription drug plans are required to be purchased during an annual enrollment period, subject to certain exceptions. As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. Our revenue depends in large part on the number of paying individual and family and Medicare-related health insurance members we are successful in retaining and on those we acquire during the enrollment periods. We may not be successful in retaining or acquiring members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced a decrease in our individual and family membership retention rates since the implementation of health care reform. We also experienced significantly lower individual and family health insurance application volumes during the last two open enrollment periods. These circumstances have significantly reduced our individual and family health insurance plan membership. An open enrollment period of limited duration in the individual and family health insurance market has resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment period; and otherwise may harm our business, operating results and financial condition. These risks are particularly pronounced for the upcoming individual and family health insurance open enrollment period given that the open enrollment period is of significantly shorter duration than previous open enrollment periods, which could cause consumer confusion, a reduction in our individual and family health insurance membership and harm our business, operating results and financial condition.

It may be difficult for the health insurance agents we employ and our systems and processes to handle as a business the increased volume of health insurance transactions that occur in a short period of time during the health care reform annual open enrollment period and/or the Medicare annual enrollment period. We hire a significant number of additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell individual and family health insurance or Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could suffer a reduction in our membership and our business, operating results and financial condition could be harmed. The Centers for Medicare and Medicaid Services, or CMS recently reduced the length of the open enrollment period for individual and family health insurance so that it runs from November 1 to December 15 for coverage to be effective in 2018, which could amplify the risks we face as a result of open enrollment periods. In addition, reduction in the amount of time we have to enroll individuals and families during the open enrollment period could result in a reduction in our membership and harm our business, operating results and financial condition.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the Federally Facilitated Marketplace, or FFM, which runs the health insurance exchange in 39 states and have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed.

CMS has broad authority over the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process. As a result of the changes that we had to make to our online process in response to CMS requirements and that required that our customers visit the FFM website in the middle of the process to receive a subsidy eligibility determination, we experienced a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our membership. If we are forced to continue to use this process, we could continue to experience loss of existing members and new potential members, and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition.  In light of the process as well as the condition of the individual and family health insurance market, we have reduced our individual and family health insurance plan marketing expenses, which has resulted and could in the future result in a reduction in our individual and family and ancillary health insurance product membership and harm our business, operating results and financial condition. In addition, to the extent that we do enroll individuals into qualified health plans through the FFM, the FFM website, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If the FFM experiences these problems, our business, operating results and financial condition would be harmed.

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

CMS issued new guidance in May 2017 that makes it possible for us implement a process for subsidy-eligible individuals to enroll into qualified health insurance plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. CMS has indicated that it expects to allow entities who meet the applicable requirements to enroll individuals using the new process during the upcoming open enrollment period. In order for us to use the newly authorized process, we will need to meet certain requirements, including asking the same application questions in the same order as the FFM and satisfying new privacy and security and other requirements, including a third party audit demonstrating compliance with the requirements. We also must enter into an additional agreement with CMS and allow CMS to verify that all CMS-specified procedures are properly implemented before being approved by CMS to use the newly authorized process. We may not be able to comply with all the CMS requirements and receive CMS approval to use this process. Even if we are able to implement the newly authorized process for enrolling subsidy eligible individuals, the reliability and performance of such process is unknown. If we cannot successfully implement the process that allows us to enroll subsidy eligible individuals into qualified health insurance plans through the FFM without leaving our website in time for the 2018 annual open enrollment period, we could experience loss of existing members and new potential members, and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition.

The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, we were required to translate significant portions of our website into Spanish for the recently closed open enrollment period in order to be able to offer qualified health plans to individuals in FFM states where greater than 10% of the state’s population is Spanish speaking (currently Texas). If it is determined that the manner in which we translated our website, or the extent to which our website has been translated, is insufficient, we may not be allowed to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. If we are not successful in maintaining compliance, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission.  If the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

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

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, major health insurance carriers and other health insurance carriers have exited the individual and family health insurance market in certain jurisdictions or altogether or reduced individual and family health insurance selling efforts in a large number of states, leading to reduction in our commission rates and changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. We do not plan to offer carriers’ individual and family health insurance products on our website if we do not receive commissions for the sale of those plans. Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, many health insurance carriers with which we have a relationship, including large national health insurance carriers, have reduced or eliminated commissions for individual and family health insurance, including for enrollments during the last open enrollment period for 2017 coverage and in a limited number of cases our renewal commissions for individual and family health insurance plans we sold in prior years. If these conditions persist or additional carriers reduce or eliminate commissions, our business operating results and financial conditions would be harmed.

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

Our success depends upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. In May 2016, Scott Flanders became our chief executive officer, replacing our former chief executive officer Gary Lauer. In June 2016, our former president and chief operating officer resigned, and in July 2016, David Francis was hired as chief financial officer, replacing Stuart M. Huizinga, who resigned in July 2016. Mr. Francis became chief financial officer and chief operations officer in September 2016. Tom Tsao, president, small business, individual and family products, resigned in April 2017. In addition to these changes, other senior executive officers have left us, and we have hired additional senior executives, including Tim Hannan, chief marketing officer, Ian Kalin, chief data officer, and David Nicklaus, senior vice president, sales and operations. The change in leadership has been significant and has occurred over a short period of time. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel and the significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

We have conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Further, we plan to develop eHealth-branded insurance and ancillary product packages that include a short-term health insurance product and ancillary health insurance products.  Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks and issues not discovered in our strategic review that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing on our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 27% and 23% of our total revenue in the six months ended June 30, 2016 and 2017, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11% and 17% of our total revenue in the six months ended June 30, 2016 and 2017, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

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

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods. The seasonality in our business could change in the future for a number of reasons, including as a result of changes in timing of the Medicare or individual and family health plan annual open enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. For example, CMS announced that the upcoming individual and family health plan annual open enrollment period for coverage effective in 2018 will begin on November 1, 2017 and end on December 15, 2017. If the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance change, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed. Additional information regarding the seasonality in our business is included in Part I, Item 1 Business and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership declines. We receive revenue from commissions health insurance carriers pay to us for health insurance plans sold through us.

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

The Medicare annual enrollment period and the implementation of open enrollment periods under health care reform for the purchase of individual and family health insurance present a challenge as they require us to enroll a significant number of individuals into health insurance over a limited period of time. Significant increases in enrollment activity over a limited amount of time may also make it difficult for health insurance carriers to timely and accurately report commission information to us. To the extent health insurance carriers have difficulty in reporting timely and accurate commission information to us, we may be unable to recognize revenue in accordance with our revenue recognition policies, which could cause us to defer substantial revenue until such time our health insurance carriers are able to resume reporting timely and accurate commission information to us. CMS announced that the upcoming individual and family health plan annual open enrollment period for coverage effective in 2018 will begin on November 1, 2017 and end on December 15, 2017. The shortened open enrollment period could increase the challenges we face in connection with the open enrollment period and harm our business, operating results and financial condition.

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

Health insurance carriers whose Medicare plans we sell approve our websites, much of our marketing material and our call center scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. Many of these materials also must be filed with CMS. In addition, we use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our websites, our marketing material or call center scripts, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, which would harm our business, operating results and financial condition. CMS broadened its interpretation of rules and regulations relating to Medicare plan-related marketing material so that they apply to websites that we did not previously need to submit to health insurance carriers for approval and file with CMS. This broadened interpretation also applies the same approval and filing process to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing the marketing material with CMS, our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition. Many of our marketing partners have not consented to the filing of their marketing material with CMS. If a marketing partner of ours does not consent to having its website or other marketing material filed with the CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referral could be delayed and our business, operating results and financial condition would be harmed.

In addition, if we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to our health insurance carriers and have them filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans during the Medicare annual enrollment period or otherwise, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from using the marketing material until the change is made and approved, which would harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

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

•
our success in marketing to Medicare-eligible individuals, including television advertising and direct mail marketing, and in entering into marketing partner relationships to drive Medicare-eligible individuals to our ecommerce platforms on a cost-effective basis;

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

CMS has in the past adopted rules relating to the timing and nature of the compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans that have reduced our compensation as a health insurance agent in connection with the sale of these plans or had other adverse consequences. In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial condition would be harmed. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We also have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance which would in turn potentially cause us to lose our commission revenue, and our business, operating results and financial condition would be materially harmed. In addition, if regulators believe our websites are not compliant with applicable laws or regulations, we could be forced to stop using our websites or certain aspects of them until the issue is resolved, which would harm our business, operating results and financial condition.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of June 30, 2017. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.2	† *	Separation Agreement and Release and Consulting Agreement, dated March 31, 2017, between Tom Tsao and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 5, 2017
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2017

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DAVID K. FRANCIS
Scott N. Flanders Chief Executive Officer	David K. Francis Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.2	† *	Separation Agreement and Release and Consulting Agreement, dated March 31, 2017, between Tom Tsao and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 5, 2017
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.