Form 10-Q
period 2017-09-30
eHealth, Inc.
filed 2017-11-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2017 was 18,622,299 shares.

2

Table of Contents

EHEALTH, INC. FORM 10-Q

3

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share information)

	December 31, 2016	September 30, 2017
Assets	(Note 1)
Current assets:
Cash and cash equivalents	$61,781	$51,377
Accounts receivable	9,213	13,020
Prepaid expenses and other current assets	5,148	7,644
Total current assets	76,142	72,041
Property and equipment, net	5,608	4,961
Other assets	4,473	5,265
Intangible assets, net	8,580	7,800
Goodwill	14,096	14,096
Total assets	$108,899	$104,163
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,112	$3,560
Accrued compensation and benefits	10,920	10,879
Accrued marketing expenses	7,158	2,213
Deferred revenue	959	3,071
Other current liabilities	3,775	3,946
Total current liabilities	27,924	23,669
Non-current liabilities	3,374	1,313
Stockholders’ equity:
Common stock	29	30
Additional paid-in capital	272,778	278,803
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	4,616	161
Accumulated other comprehensive income	176	185
Total stockholders’ equity	77,601	79,181
Total liabilities and stockholders’ equity	$108,899	$104,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue
Commission	$29,941	$24,663	$133,977	$126,647
Other	2,138	1,956	9,223	6,868
Total revenue	32,079	26,619	143,200	133,515
Operating costs and expenses:
Cost of revenue	30	176	2,747	2,009
Marketing and advertising	10,206	13,383	44,024	42,678
Customer care and enrollment	11,456	15,798	32,467	39,919
Technology and content	8,257	8,354	25,053	24,358
General and administrative	8,925	9,353	27,468	29,879
Restructuring benefit	(139)	—	(297)	—
Amortization of intangible assets	260	260	780	780
Total operating costs and expenses	38,995	47,324	132,242	139,623
Income (loss) from operations	(6,916)	(20,705)	10,958	(6,108)
Other income (expense), net	7	98	(25)	214
Income (loss) before provision (benefit) for income taxes	(6,909)	(20,607)	10,933	(5,894)
Provision (benefit) for income taxes	(1,173)	9	(889)	(1,439)
Net income (loss)	$(5,736)	$(20,616)	$11,822	$(4,455)
Net income (loss) per share:
Basic	$(0.31)	$(1.11)	$0.65	$(0.24)
Diluted	$(0.31)	$(1.11)	$0.65	$(0.24)
Weighted-average number of shares used in per share amounts:
Basic	18,329	18,565	18,247	18,473
Diluted	18,329	18,565	18,323	18,473
Comprehensive income (loss):
Net income (loss)	$(5,736)	$(20,616)	$11,822	$(4,455)
Foreign currency translation adjustment, net of taxes	(5)	(5)	(12)	9
Comprehensive income (loss)	$(5,741)	$(20,621)	$11,810	$(4,446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2016	2017
Operating activities
Net income (loss)	$11,822	$(4,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,749	2,212
Amortization of internally developed software	659	1,055
Amortization of book-of-business consideration	1,608	1,167
Amortization of intangible assets	780	780
Stock-based compensation expense	5,356	6,948
Other non-cash items	(90)	(90)
Changes in operating assets and liabilities:
Accounts receivable	2,034	(3,807)
Prepaid expenses and other assets	(1,236)	(3,003)
Accounts payable	(456)	(1,552)
Accrued compensation and benefits	(5,356)	(41)
Accrued marketing expenses	(9,042)	(4,945)
Deferred revenue	1,024	2,112
Other liabilities	(1,069)	(1,795)
Net cash provided by (used in) operating activities	8,783	(5,414)
Investing activities
Purchases of property and equipment and other assets	(3,165)	(3,988)
Net cash used in investing activities	(3,165)	(3,988)
Financing activities
Proceeds from exercise of common stock options	60	179
Cash used to net-share settle equity awards	(1,044)	(1,100)
Principal payments in connection with capital leases	(64)	(80)
Net cash used in financing activities	(1,048)	(1,001)
Effect of exchange rate changes on cash and cash equivalents	(12)	(1)
Net increase (decrease) in cash and cash equivalents	4,558	(10,404)
Cash and cash equivalents at beginning of period	62,710	61,781
Cash and cash equivalents at end of period	$67,268	$51,377

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

Basis of Presentation—The accompanying condensed consolidated balance sheets as of December 31, 2016 and September 30, 2017, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2017, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2016 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 16, 2017. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, and include all adjustments necessary for the fair presentation of eHealth’s financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2016 and 2017 and our cash flows for the nine months ended September 30, 2016 and 2017. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2017.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Seasonality—A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. Additionally, substantially all of the Medicare Advantage and Medicare Part D prescription drug plan we have sold renew on January 1 of each year, resulting in our recognizing substantially all renewal Medicare Advantage and Medicare Part D prescription drug plan commission revenue in our first quarter. Our Medicare plan-related commission revenue is highest in our first quarter and is higher in our fourth quarter compared to our second and third quarters.

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

Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. Specifically, for the three and nine months ended September 30, 2016, we reclassified $0.2 million and $0.6 million, respectively, of operating expenses related to our licensing department which was previously reported as general and administrative expense, to customer care and enrollment expense. This reclassification did not affect previously reported net income (loss), cash flows or stockholders' equity.

Recent Accounting Pronouncements

Compensation — Stock Compensation (Topic 718) — In May 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 will have a material impact on our condensed consolidated financial statements.

Goodwill Impairment (Topic 350) — In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment. We do not expect ASU 2017-04 will have a material impact on our consolidated financial statements.

Statement of Cash Flows (ASC Topic 230) — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. ASU 2016-18 will be effective for us beginning on January 1, 2018 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect ASU 2016-18 will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented on the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 will have material impact on our consolidated financial statements.

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

Change in Revenue Recognition Standard (ASC Topic 606) — In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt this new accounting standard on January 1, 2018, using the full retrospective method to restate each prior reporting period presented.

Because the new standard will impact our business processes, systems and controls, we developed a project plan that includes analyzing the standard’s impact on our contract portfolio, comparing our historical policies and practices to the requirements of the new standard and identifying differences from applying the requirements of the new standard to our contracts. We are developing internal controls to ensure we adequately evaluate our portfolio of contracts under the five-step model to ensure proper assessment of our operating results under the new standard. We do not expect a significant change in our control environment due to the adoption of the new standard; however, we will continue to assess our controls until the date of adoption. We are also reporting on the progress of the implementation to our board of directors and the audit committee of our board of directors on a regular basis during the project’s duration.

We anticipate the adoption of the new standard will have a material impact to our opening balance sheet as of January 1, 2016 due to the cumulative effect of adopting the new standard. In addition, our adoption of the new standard will have a material impact on our consolidated balance sheets and consolidated statements of comprehensive income (loss) for the years ended December 31, 2016 and 2017. Under the new standard, since our services associated with Medicare-related, individual and family and ancillary health insurance plans are complete once an application is approved by a carrier, we expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue at the time the plan is approved by the carrier equal to the estimated commissions we expect to collect from the plan. The estimated commissions we expect to earn on a plan and that we will recognize as revenue on approval of the application will vary based on product type and other factors and will change with our actual experience after adoption. We are still in the process of developing our initial estimates by product type. However, due to annual services we provide in renewing small business health insurance plans, we expect to recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. We have reviewed our contracts with our customers, the carriers whose plans we sell, and determined that we do not incur incremental costs when we enter into new contracts with carriers; therefore, we do not expect to capitalize contract acquisition costs as a result of the adoption of the new standard. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of plans approved by carriers, or the following 12 months for small business health insurance plans, for which we are the broker of record. Our adoption of ASU 2014-09 will significantly change the seasonality of our business, primarily with respect to our Medicare-related, individual and family and ancillary health insurance plan commission revenue. Under ASU 2014-09, we expect to recognize significantly lower commission revenue in the first quarter of each year when we have historically recognized commission revenue from Medicare-related renewals and expect to instead record significantly greater commission

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

revenue in the fourth quarter of each year as a result of the increase in approved plans we experience during the fourth quarter open enrollment periods.

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

Note 2 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2016 and September 30, 2017, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. At December 31, 2016 and September 30, 2017, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three and nine months ended September 30, 2016 and 2017.

As of December 31, 2016 and September 30, 2017, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2016	September 30, 2017
Cash	$4,066	$2,778
Money market funds	57,715	48,599
Total cash and cash equivalents	$61,781	$51,377

Our money market funds reflect unadjusted quoted prices in active markets and are classified as money market funds as Level 1 as of December 31, 2016 and September 30, 2017

Accounts Receivable—As of December 31, 2016 and September 30, 2017, our accounts receivable consisted of the following (in thousands):

	December 31, 2016	September 30, 2017
Commissions receivable	$7,265	$9,530
Accounts receivable – other revenue	1,948	3,490
Total accounts receivable	$9,213	$13,020

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

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands).

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2016			September 30, 2017
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Total
Assets
Money market funds	$57,715	$57,715	$57,715	$48,599	$48,599	$48,599

Note 4 - Stockholder's Equity

2014 Equity Incentive Plan —The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the nine months ended September 30, 2017 (in thousands):

Shares Available for Grant [1]
Shares available for grant December 31, 2016 [1]	2,267
Restricted stock units granted [2]	(530)
Options granted[3]	(256)
Restricted stock units cancelled [4]	311
Options cancelled	7
Shares available for grant September 30, 2017 [1]	1,799

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(3)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(4)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2016	975	$18.14	3.5	$31
Granted	256	$15.43
Exercised	(52)	$14.44
Cancelled	(232)	$15.51
Balance outstanding at September 30, 2017	947	$17.23	4.5	$7,562
Vested and expected to vest at September 30, 2017	894	$17.37	4.5	$7,080
Exercisable at September 30, 2017	415	$20.87	2.6	$2,485

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between eHealth’s closing stock price as of December 31, 2016 and September 30, 2017 and the exercise price of in-the-money options as of those dates.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2016	1,523	$12.83	2.8	$13,901
Granted	530	$11.66
Vested	(303)	$16.14
Cancelled	(313)	$13.63
Unvested as of September 30, 2017	1,437	$13.30	1.9	$34,345

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated product of our closing stock price as of December 31, 2016 and September 30, 2017 multiplied by the number of restricted stock units outstanding as of December 31, 2016 and September 30, 2017, respectively.

Stock Repurchase Programs —We had no stock repurchase activity during the nine months ended September 30, 2017. In addition to 10,663,888 shares repurchased under our past repurchase programs as of September 30, 2017, we have in treasury 568,363 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2016 and September 30, 2017, we had a total of 11,135,590 shares and 11,232,251 shares, respectively, held in treasury.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2016 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Common stock options	$191	$439	$825	$1,340
Restricted stock units	1,156	1,807	4,531	5,608
Total stock-based compensation expense	$1,347	$2,246	$5,356	$6,948

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2016 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Marketing and advertising	$19	$284	$991	$719
Customer care and enrollment	90	131	360	267
Technology and content	384	310	1,292	978
General and administrative	854	1,521	2,713	4,984
Total stock-based compensation expense	$1,347	$2,246	$5,356	$6,948

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Income Taxes

The following table summarizes our provision (benefit) for income taxes and our effective tax rates for the three and nine months ended September 30, 2016 and 2017 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Income (loss) before provision (benefit) for income taxes	$(6,909)	$(20,607)	$10,933	$(5,894)
Provision (benefit) for income taxes	(1,173)	9	(889)	(1,439)
Effective tax rate	17%	—%	(8)%	24%

In the three and nine months ended September 30, 2017, we recorded a provision for income taxes of $9 thousand and a benefit for income taxes of $1.4 million, respectively. The provision for income taxes in the three months ended September 30, 2017 related to federal and state minimum taxes and foreign taxes, partially offset by the reversal of previously recorded unrecognized tax benefits related to federal and state tax credits. The benefit for income taxes in the nine months ended September 30, 2017 primarily related to a $2.0 million reversal of previously recorded unrecognized tax benefits related to federal and state tax credits recorded in the first and third quarters of 2017, partially offset by federal and state minimum taxes and foreign taxes. Our effective tax rate in the nine months ended September 30, 2017 was lower than the federal statutory rate primarily due to the existence of a valuation allowance against our federal and state deferred tax assets, offset by the reversal of previously recorded unrecognized tax benefits related to federal and state tax credits.

In the three and nine months ended September 30, 2016, we recorded a benefit for income taxes of $1.2 million and $0.9 million, respectively, primarily related to a $1.4 million reversal of previously recorded unrecognized tax benefits related to federal and state tax credits in the third quarter of 2016, partially offset by a provision for income taxes related to minimum tax and a foreign tax rate differential.

We recorded a valuation allowance against the U.S. deferred tax assets in an earlier year and continue to maintain that full valuation allowance as of September 30, 2017 as we believe it is not more likely than not that the net deferred tax assets will be fully realized.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Basic:
Numerator:
Net income (loss)	$(5,736)	$(20,616)	$11,822	$(4,455)
Denominator:
Weighted-average number of common stock shares outstanding	18,329	18,565	18,247	18,473
Net income (loss) per share—basic:	$(0.31)	$(1.11)	$0.65	$(0.24)
Diluted:
Numerator:
Net income (loss)	$(5,736)	$(20,616)	$11,822	$(4,455)
Denominator:
Net weighted average number of common stock shares outstanding	18,329	18,565	18,247	18,473
Dilutive effect of potential common stock	—	—	76	—
Total common stock shares used in per share calculation	18,329	18,565	18,323	18,473
Net income (loss) per share—diluted:	$(0.31)	$(1.11)	$0.65	$(0.24)

For each of the three and nine months ended September 30, 2016 and 2017, we had securities outstanding that could potentially dilute net income (loss) per share, but the shares from the assumed exercise of stock options and assumed release of restricted stock units were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the periods presented. The number of outstanding weighted average anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Common stock options	1,443	290	1,307	335
Restricted stock units	700	591	271	485
Total	2,143	881	1,578	820

Note 7 - Commitments and Contingencies

Legal Proceedings

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice. The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet, or the Agreement, where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay subject to an aggregate cap of $250,000 up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not to oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  The Agreement obligates us to enter into a joint stipulation for settlement of class action to be agreed to by the parties reflecting the terms above.  The terms of the settlement are to be included in a full settlement agreement that we have not yet entered into. The full settlement agreement will be subject to a hearing and court approval.  As of September 30, 2017, we recorded an accrual for estimated potential damages in our consolidated financial statements.

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

In August 2017, we entered into an agreement to amend our lease on approximately 28,000 square feet of office space in South Jordan, Utah. This amendment extends the term of this facility lease by five years, three months, from January 2018 to March 2023. Future minimum lease payments under this lease amendment will be approximately $3.3 million.

Note 8 - Operating Segments, Geographic Information and Significant Customers

Operating Segments

The following table presents summary results of our operating segments for the three and nine months ended September 30, 2016 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue
Medicare	$7,395	$10,682	$60,541	$79,670
Individual, Family and Small Business	24,684	15,937	82,659	53,845
Total revenue	$32,079	$26,619	$143,200	$133,515

Segment profit (loss)
Medicare segment loss	$(14,896)	$(18,058)	$(11,136)	$(2,470)
Individual, Family and Small Business segment profit	17,609	6,824	53,690	26,307
Total segment profit (loss)	2,713	(11,234)	42,554	23,837
Corporate	(7,346)	(6,266)	(23,008)	(20,005)
Stock-based compensation expense	(1,347)	(2,246)	(5,356)	(6,948)
Depreciation and amortization	(815)	(699)	(2,749)	(2,212)
Restructuring benefit	139	—	297	—
Amortization of intangible assets	(260)	(260)	(780)	(780)
Other income (expense), net	7	98	(25)	214
Income (loss) before provision (benefit) for income taxes	$(6,909)	$(20,607)	$10,933	$(5,894)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2016 and September 30, 2017 were as follows (in thousands):

	December 31, 2016	September 30, 2017
United States	$32,162	$31,380
China	391	537
Total	$32,553	$31,917

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2016 and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and nine months ended September 30, 2016 and 2017 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Humana	9%	17%	23%	22%
UnitedHealthcare [1]	15%	13%	12%	17%
Aetna [2]	8%	6%	10%	9%
Anthem [3]	10%	11%	8%	8%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna includes other carriers owned by Aetna.

(3)	Anthem also includes other carriers owned by Anthem.

As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, or a combined total of 54% of our $9.2 million outstanding accounts receivable balance. As of September 30, 2017, two customers represented 56%, and 11%, respectively, or a combined total of 67%, of our $13.0 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and September 30, 2017. We believe the potential for collection issues with any of our customers was minimal as of September 30, 2017. Accordingly, our estimate for uncollectible amounts at September 30, 2017 was not material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and membership; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments and impact to our operating results; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges without users leaving our website; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and our business development and cross-selling efforts; our expectations that the health insurance benefit packages will be an attractive solution to our customers and also generate higher commission revenue per member; the timing of our receipt of commission payments; our critical accounting policies and related estimates; our adoption of new revenue recognition standard and the expected financial impact; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges without users leaving our website; the success of our health insurance benefit packages; our ability to comply with CMS guidance and impact on conversion rates as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; our direct marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2017, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Sources of Revenue

Commission Revenues

We generate revenue primarily from commissions we receive from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or our customer care centers. Commission revenue represented 93% and 95% of our total revenue in the three and nine months ended September 30, 2017, respectively. Commission revenue represented 93% and 94% of our total revenue in the three and nine months ended September 30, 2016, respectively.

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

We have historically sold a significant portion of the Medicare plans that we sell during the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2016, 49% of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter. During the first quarter, we have historically recognized substantially all of our Medicare Advantage and Medicare Part D prescription drug plan renewal commission revenue as substantially all Medicare Advantage and Medicare Part D policies renew on January 1 of each year. Effective January 1, 2018, we expect the seasonality of our revenue to materially change due to the adoption of Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606), as discussed below under Change in Revenue Recognition Accounting Standard.

In addition to Medicare plans, we also actively market individual and family, small business and ancillary health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. We market a variety of ancillary products, including but not limited to short-term health insurance, dental, vision, life, short-term disability and long-term disability insurance. These ancillary products are offered to our members on a standalone basis and with other products.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part II, Item 1A. Risk Factors - Risks Related to Our Business. Various aspects of health care reform may impact our business positively. For instance, the mandate that individuals and families have qualified health insurance or face a tax penalty and the government providing individuals and families’ subsidies in the form of premium tax credits and cost sharing reductions are provisions in the law that could benefit our business. Notwithstanding these aspects of health care reform, the implementation of health care reform has significantly reduced our individual and family health insurance membership and individual and family health insurance commission revenue and could in the future continue to have a material adverse effect on our business and results of operations.

Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. The initial open enrollment period under health care reform began in October 2013 and ended in March 2014 for coverage effective in 2014. Subsequent open enrollment periods for individual and family health insurance have begun in November and ended on January 31 in the following year. The current open enrollment period for coverage effective in 2018 began on November 1, 2017 and is scheduled to end on December 15, 2017. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying life events, such as losing employer-sponsored health insurance or moving to another state. In addition, CMS made the requirements for individuals to qualify for a special enrollment period more restrictive starting in 2016. We have not enrolled a significant number of individuals in individual and family health insurance outside of the open enrollment period.

The implementation of open enrollment periods for individual and family insurance changed the seasonality of our individual and family health insurance business and individual and family health insurance submitted applications. Given that the upcoming open enrollment period will take place solely during the fourth quarter of 2017, the seasonality of our individual and family business will change again. To the extent we experience higher application volume in the fourth quarter of 2017 as a result of this change, we may incur higher membership acquisition costs in the fourth quarter of 2017 without recognizing the corresponding revenue, which would negatively impact our financial results for the fourth quarter of 2017 and fiscal year 2017. Open enrollment periods present challenges to our ability to enroll a significant number of individuals and families into health insurance over a limited period of time and significantly reduce our ability to obtain new health insurance members outside of the open enrollment period.

A substantial number of individuals and families are eligible for subsidies under health care reform. Health care reform’s establishment of government-run health insurance exchanges through which individuals and families must purchase qualified health plans to receive government subsidies has increased our competition . While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through the government-run exchanges. We have entered into an agreement with, and enrolled individuals and families into qualified health plans through, the Federally Facilitated Marketplace, or FFM, run by CMS. The FFM operates some part of the health insurance exchange in 39 states during the current open enrollment period that began on November 1, 2017 and is scheduled to end on December 15, 2017 for coverage effective in 2018.

Our ability to act as a health insurance agent for subsidy-eligible individuals purchasing qualified health plans through the FFM depends upon the FFM developing and maintaining an efficient, scalable and online enrollment process and our ability to successfully enter into and maintain our agreement and integrate with the FFM. CMS has discretion to allow us to enroll individuals in qualified health plans through the FFM and broad authority over the requirements that we must meet in order to be able to do so. In order to enroll individuals in subsidy-eligible plans over the Internet through the FFM, we need to meet a number of requirements relating to the display of information on our websites as well as comprehensive privacy and security requirements. These requirements are evolving. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us.

In February 2016 after the end of the open enrollment period, CMS directed us and other web-based entities to make changes to the process we developed for enrolling individuals into qualified health plans through the FFM. As a result of the changes that we made to our online process in response to CMS requirements, which require that we use a different and more cumbersome pathway through which individuals are enrolled in qualified health plans, we experienced a substantial reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members. The reduced conversion rates for the process that CMS directed us to use for enrolling individuals in qualified health plans persisted throughout the open enrollment period that began on November 1, 2016 and ended January 31, 2017. These reduced conversion rates resulted in higher marketing and advertising costs per submitted application and reduced the cost-effectiveness of our direct and online marketing programs.  As a result, we reduced our individual and family health insurance marketing expenditures both outside of the open enrollment period in 2016 as well as during the open enrollment period that began on November 1, 2016 and ended on January 31, 2017.  These circumstances resulted in our enrolling a significantly lower number of individuals and families into individual and family health insurance plans, which positively impacted our 2016 financial results due to the reduction in marketing and advertising expenses, but is significantly contributing to the reduction in our individual and family health insurance membership and commission revenue in 2017 compared to 2016. Due to the reduced conversion rates continuing outside of the open enrollment period in 2017, we have continued to maintain reduced individual and family health insurance marketing expenditures so far in 2017.

In May 2017, CMS issued new guidance that provides for an alternative qualified health plan enrollment process through the FFM that allows us to enroll consumers into qualified health plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. The new process is an effort on the part of CMS to remedy certain of the aspects of the “double redirect” process that made enrolling in qualified health plans online through the FFM difficult and cumbersome. The new enrollment process could positively impact the reduced conversion rates that we have experienced with the double redirect process. In October 2017, we entered into an agreement with CMS that permits us to use the new qualified health plan enrollment process for 2018 coverage. In order to be able to utilize the new process, we must ensure that the user experience meets several regulatory requirements. We must also ensure that the application questions and the order they are asked on our website duplicate the questions and order on the FFM and that we comply with numerous privacy and security requirements. The new enrollment process has limitations, including the inability to process certain more complex qualified health plan and subsidy eligibility applications, we are required to process those applications using the double redirect process. If a significant percentage of consumers who come to our platform are complex cases that must use the double redirect process, we will not realize the benefit of the new process and our conversion rate and individual and family membership and revenue may decline, Even though CMS has approved our use of the new process, if CMS later prohibits us from using the new process, our ability to sell qualified health plans will be harmed, which would result in a reduction of our individual and family health insurance membership and revenue.

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

In light of the circumstances in the individual and family health insurance market, we have, among other things, determined to place a greater focus on offering short-term health insurance products, which are often the only option available to consumers outside of the open enrollment period. In addition, we recently launched insurance and ancillary product packages that may include a short-term health insurance plan and ancillary products that our market research indicates are of value to consumers as a cost-efficient alternative to major medical individual and family plans. We anticipate that the packages, which can be sold throughout the year, may be an attractive solution to our customers and also generate higher commission revenue per member compared to an individual and family plan or a short-term insurance product.

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, have also made changes to the commissions they pay us in markets that they have not exited, including reducing or eliminating our commissions for individual and family health insurance plans sold during such open enrollment period, reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we have experienced reduced average commission rates for individual and family plans we sold during the open enrollment period that began on November 1, 2016 and ended on January 31, 2017 and since that time, compared to plans we sold during the open enrollment period that began on November 1, 2015 and ended on January 31, 2016, as well as plans we sold outside of the 2017 open enrollment period compared to plans we sold during the open enrollment period that began on November 1, 2016 and ended on January 31, 2017. Many carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. While we do expect to see premium inflation to offset some of the negative impact of lower commission rates given that some of the carriers pay us based on percentage of premiums, increased premiums have, and may continue to adversely impact demand for the individual and family health insurance that we sell.

In light of the impact of the Affordable Care Act and health care reform on the individual and family health insurance market, President Trump and Congress have attempted to pass legislation to change it several times. The bills have included provisions eliminating the mandate to maintain health insurance and changing the basis on which premium tax credits are calculated, among other things. In addition, the executive branch of the government has at various times expressed a desire to defund various aspects of the Affordable Care Act, including cost-sharing reduction payments from the government to health insurance carriers. The cost-sharing reduction payments reimburse health insurance carriers for offering cost-sharing reduction to lower income subsidy-eligible individuals who meet the requirements to receive a cost-sharing reduction under the Affordable Care Act. The Trump administration has indicated that it believes the cost-sharing reduction payments are unlawful. In response, Congress has proposed legislation that would continue them for a period of time. As a result of the Trump administration’s stance, many health insurance carriers increased the premiums consumers must pay for individual and family health insurance. In addition, President Trump signed an executive order aimed at broadening the availability of health insurance options beyond the major medical plans offered on the government exchange. This executive order, other Trump administration statements and the various actions by Congress attempting to change the Affordable Care Act have created uncertainty and confusion on behalf of carriers and consumers that could reduce consumer demand during the open enrollment period for 2018 coverage and negatively impact the individual and family health insurance market. It is unclear what, if any, legislative and executive branch developments will occur relating to the Affordable Care Act and its funding and implementation. If changes are not made that bring carriers back into the market with lower-cost individual and family health insurance plans, our individual and family membership and business will continue to be harmed. Our individual and family membership and business will also be harmed if changes to the Affordable Care Act or its funding or implementation are harmful to the demand for the individual and family health insurance products that we sell.

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

Submitted Applications. Historically, we have experienced a significant increase in the number of Medicare-related submitted applications during the Medicare annual enrollment period, which occurs during the fourth quarter of each year. During 2016, we also experienced an increase in the number of Medicare-related applications submitted during the first, second and third quarters compared to the fourth quarter. During 2016, 49% of our Medicare plan-related applications were submitted during the fourth quarter, compared to 56% in 2015. We expect this percentage to increase slightly in 2017 compared to 2016. During the first nine months of 2017, submitted applications for Medicare Advantage products increased 1% compared to the first nine months of 2016, while submitted applications for all Medicare products, which also include Medicare Supplement and Medical Part D prescription drug plans, grew 4% in the first nine months of 2017 compared to the first nine months of 2016. While we experienced Medicare submitted application growth during the first nine months of 2017, compared to the first nine months of 2016, These growth rates represent a deceleration compared to strong growth rates we experienced in our Medicare business in the first nine months of 2016 compared to the first three nine months of 2015. During the second half of 2016 and the first quarter of 2017, we experienced a deceleration in submitted application growth, driven in large part by the lingering impact of changes we made to our sales and marketing processes in response to compliance requirements issued by CMS, which impacted the effectiveness of our call center agents in converting leads into submitted applications. The deceleration was also due to a change in our marketing strategy as we de-emphasized less profitable customer acquisition channels and worked on building out the more efficient direct and strategic partner channels. As a result of this strategy, we experienced an improvement in conversion of leads to applications and lower cost of acquisition in the third quarter of 2017 compared to the first and second quarters of 2017, and anticipate that we will see continued improvement in application volumes and cost of acquisition for the remainder of this year as a result of this shift.

The number of individual and family health insurance applications submitted through us has historically been highest during the Affordable Care Act open enrollment period, which in the past has begun in the fourth quarter and run into the first quarter of the following year. The second and third quarters are outside of the Affordable Care Act open enrollment period and the number of individual and family health insurance submitted applications submitted during these periods has historically decreased compared to the first and fourth quarters. In connection with the open enrollment period that began on November 1, 2016 and ended on January 31, 2017, the number of individual and family health insurance submitted applications during the fourth quarter of 2016 and first quarter of 2017 again increased significantly compared to the second and third quarters of 2016. However, as a result of our offering a reduced number of individual and family health insurance plans on our website, increasing premiums on individual and family health insurance plans, increased competition from government-run exchanges and the reduction in our individual and family health insurance marketing expenditures, the number of individual and family health insurance submitted applications during the first quarter of 2017 declined 70% compared to the first quarter of 2016 and the number of individual and family health insurance submitted applications during the first nine months of 2017 declined 65% compared to the first nine months of 2016. The open enrollment period for coverage effective in 2018, which began on November 1, 2017, will take place solely during the fourth quarter of 2017. To the extent we experience higher application volume in the fourth quarter of 2017 as a result of this change, we may incur higher membership acquisition costs in the fourth quarter of 2017 without recognizing the corresponding revenue, which would negatively impact our financial results.
Members per Submitted Application. For Medicare-related health insurance, there is only one individual on a submitted application. However, for individual and family and certain ancillary health insurance plans, there may be more than one member per submitted application. Similar to prior years, we experienced a decline in the average number of members on individual and family health insurance applications submitted through us during the first quarter of 2017 compared to the second through fourth quarters of 2016. However, in the first, second and third quarters of 2017, we experienced an increase in the average number of members on individual and family health insurance applications submitted through us compared to the first, second and third quarters of 2016, respectively.

Approval Rates and Initial Payment Rates. The approval rates for Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans we sold in the first nine months of 2017 were higher than the approval rates in the first nine months of 2016. In addition, the initial payment rates for Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans we sold during the first half of 2017 were higher than the initial payment rates in the first half of 2016. We currently do not have sufficient data to assess the initial payment rates on Medicare-related health insurance we sold during the third quarter of 2017. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Individual and family health insurance approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. The approval rates for individual and family health insurance plans we sold in the first nine months of 2017 are consistent with the approval rates in the first nine months of 2016. However, the initial payment rates on individual and family health insurance we sold during the first half of 2017 declined compared to initial payment rates on individual and family health insurance we sold during the first half of 2016. We currently do not have sufficient data to assess the initial payment rates on individual and family health insurance we sold during the third quarter of 2017.

Commission Rates. The average commission dollars per-member-per-month that we receive for new health insurance plan members varies based upon a number of factors, including the ratio of plans that we sold for which we receive per member-per-month commissions compared to percentage-of-premium commissions, the premiums on the policies we sold, the mix of our members by health insurance carrier and the commission rates we receive from each carrier. Additionally, commission rates may vary by carrier, by geography and by the type of plan purchased by a member.

In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed annual commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly or annual commissions. During 2016, for certain categories of enrollments that occurred outside of the annual enrollment period, CMS allowed carriers to either prorate the commission payment for the number of months remaining in the calendar year or pay the broker a full year of commissions up-front. During 2016, a number of carriers for which we sell Medicare products changed from paying us a full-year of commissions up-front to pro-rating their payments based on the number of months remaining in the calendar year, which negatively impacted our Medicare commission revenue in 2016 compared to the same period in 2015. During the first quarter of 2017, we experienced an increase in Medicare commission revenue, primarily attributable to increased renewal commissions per member for our Medicare Advantage plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement policies sold by us are typically a percentage of the premium on the policy and paid to us until the policy is cancelled or we otherwise do not remain the agent on the policy. See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for details regarding our recognition of Medicare plan commission revenue.

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

As a result of our commission structure, much of our revenue for a given financial reporting period relates to health insurance plans that we sold prior to the beginning of the period and is recurring in nature. However, changes in the volume of health insurance applications submitted during the annual open enrollment periods for individual and family plans compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. For example, we observed lower commission rates on many of the individual and family health insurance plans that we sold during the 2016 open enrollment period for coverage effective in 2017 compared to policies that we sold during the 2015 open enrollment period for coverage effective in 2016. Recently, given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, including large national health insurance carriers, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the prior open enrollment period for coverage effective in 2017 and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years. As a result, we have experienced a reduction in our average commission rates for individual and family plans sold during the 2016 open enrollment period for coverage effective in 2017 compared to the 2015 open enrollment period for coverage effective in 2016. Our average commission rates for individual and family plans sold in years prior to 2017 have remained consistent during the first nine months of 2017 compared to the first nine months of 2016.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year. Our Medicare Advantage membership retention rates for the first policy year have improved during the first nine months of 2017 compared to the first nine months of 2016, while retention rates for renewal years for Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans declined slightly during the first nine months of 2017 compared to the first nine months of 2016. Our individual and family plan membership retention rates were negatively impacted by health care reform throughout 2016 and the first quarter of 2017. We observed lower retention rates during the first quarter of 2017 compared to the first quarter of 2016. Retention rates we observed during the second quarter of 2017 were consistent with retention rates we observed during the second quarters of 2016, and retention rates we observed during the third quarter of 2017 were marginally lower than retention rates we observed during the third quarter of 2016. The number of new individual and family health insurance members added during the second through fourth quarters of 2016 and the first nine months of 2017 was not enough to offset the loss of existing members, resulting in a decline in our estimated individual and family health insurance membership during those periods. We believe the decline in retention rates related to premium inflation in the individual and family plan market and carriers exiting the individual and family health insurance market altogether or in certain jurisdictions.

Other Revenue

In addition to our core business of marketing health insurance products to individuals and small businesses where we generate commission revenue, we earn non-commission revenue including from online sponsorship and advertising, technology licensing and lead referrals.

Online Sponsorship and Advertising. We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee and a performance-based fee based on metrics such as submitted health insurance applications. Health insurance carriers commit to sponsorship and advertising on a quarterly basis, if at all, and generally determine prior to the quarter whether to purchase sponsorship and advertising from us and how much they are willing to spend. During the first nine months of 2017, online sponsorship and advertising revenue declined compared to the first nine months of 2016, primarily due to a decline in individual and family health insurance submitted applications, as well as a reduction in the amount we received for Medicare-related advertising. We expect this trend will continue for the remainder of 2017.

Technology Licensing.  We generate revenue from licensing the use of our health insurance ecommerce technology. Our technology platform enables health insurance carriers to market and distribute health insurance plans online. Health insurance carriers that license our technology typically pay us implementation fees and performance-based fees that are based on metrics such as submitted health insurance applications. During the first nine months of 2017, technology licensing revenue declined compared to the first nine months of 2016, primarily due to the decline in individual and family health insurance submitted applications. We expect this trend will continue for the remainder of 2017.

Lead Referrals. We generate revenue from referral fees paid to us based on Medicare-related and individual and family health insurance leads we generated that are delivered and sold to third parties. During first nine months of 2017, lead revenue declined compared to first nine months of 2016, primarily due to a decrease in the number of excess leads we were unable to service as a health insurance agent. We expect this trend will continue for the remainder of 2017.

See Critical Accounting Policies and Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for details regarding our recognition of online sponsorship and advertising revenue, technology licensing revenue and lead referral revenue.

Change in Revenue Recognition Accounting Standard

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

Because the new standard will impact our business processes, systems and controls, we developed a project plan that includes analyzing the standard’s impact on our contract portfolio, comparing our historical policies and practices to the requirements of the new standard and identifying differences from applying the requirements of the new standard to our contracts. We are developing internal controls to ensure we adequately evaluate our portfolio of contracts under the five-step model promulgated by FASB to ensure proper assessment of our operating results under the new standard. We do not expect a significant change in our control environment due to the adoption of the new standard; however, we will continue to assess until the date of adoption. We are also reporting on the progress of the implementation to our board of directors and the audit committee of our board of directors on a regular basis during the project’s duration.

We anticipate the adoption of the new standard will have a material impact to our opening balance sheet as of January 1, 2016 due to the cumulative effect of adopting the new standard. In addition, our adoption of the new standard will have a material impact on our consolidated balance sheets and consolidated statements of comprehensive income (loss) for the years ended December 31, 2016 and 2017. Under the new standard, since our services associated with Medicare-related, individual and family and ancillary health insurance plans are complete once an application is approved by a carrier, we expect to recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue at the time the plan is approved by the carrier equal to the estimated commissions we expect to collect from the plan. The estimated commissions we expect to earn on a plan and that we will recognize as revenue on approval of the application will vary based on product type and other factors and will change with our actual experience after adoption. We are still in the process of developing our initial estimates by product type. However, due to annual services we provide in renewing small business health insurance plans, we expect to recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. We have reviewed our contracts with our customers, the carriers whose plans we sell, and determined that we do not incur incremental costs when we enter into new contracts with carriers; therefore, we do not expect to capitalize contract acquisition costs as a result of the adoption of the new standard. ASU 2014-09 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of plans approved by carriers, or the following 12 months for small business health insurance plans, for which we are the broker of record. Our adoption of ASU 2014-09 will significantly change the seasonality of our business, primarily with respect to our Medicare-related, individual and family and ancillary health insurance plan commission revenue. Under ASU 2014-09, we expect to recognize significantly lower commission revenue in the first quarter of each year when we have historically recognized commission revenue from Medicare-related renewals and expect to instead record significantly greater commission revenue in the fourth quarter of each year as a result of the increase in approved plans we experience during the fourth quarter open enrollment periods.

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the three and nine months ended September 30, 2016 and 2017, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance from our three member acquisition channels as a percentage of all health insurance applications submitted through us during the same periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Source of total submitted applications (as a percentage of total submitted applications for the year):
Direct	66%	65%	56%	58%
Marketing partners	27%	31%	31%	35%
Online advertising	7%	4%	13%	7%
Total	100%	100%	100%	100%

Direct.  Our direct member acquisition channel consists of consumers who access our website addresses, (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com and www.PlanPrescriber.com) either directly, through algorithmic natural search listings on Internet search engines and directories, or other forms of marketing, such as retargeting campaigns, television advertising, direct mail and email marketing. Expenses related to our direct channel increased significantly during the first nine months of 2017 compared to the first nine months of 2016 primarily due to an increase in both direct response television advertising and direct mail marketing relating to our Medicare business.

Marketing Partners.  Our marketing partner member acquisition channel consists of consumers who access our websites and customer care centers through a network of affiliate partners and financial services and other companies. We compensate a significant number of our marketing partners by paying a fee each time a consumer referral from a partner results in a submitted health insurance application, regardless of whether the consumer’s application is approved by the health insurance carrier. Some of our marketing partners have tiered arrangements in which the amount of the fee increases as the volume of submitted applications we receive from the marketing partner increases over a particular period. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Growth in our marketing partner channel depends upon our expanding marketing programs with our existing marketing partners and adding new marketing partners. While we have relationships with a large number of marketing partners, we depend upon referrals from a limited number of marketing partners for a significant portion of the submitted applications we receive from our marketing partner customer acquisition channel. Expenses related to our marketing partner channel decreased during the first nine months of 2017 compared to the first nine months of 2016 primarily due to a shift from certain higher cost marketing partners to lower cost strategic partners, including pharmacies, value-based providers and affiliate organizations, as well as advertising within our direct channel.

Online Advertising.  Our online advertising member acquisition channel consists of consumers who access our websites through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising. We incur expenses associated with search advertising in the period in which the consumer clicks on the advertisement. Costs related to our online channel decreased significantly during the first nine months of 2017 compared to the first nine months of 2016 primarily due to a decline in the amount we were willing to spend to acquire members through this channel and a shift in our demand generation initiatives to the more efficient strategic partners and direct channels.

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

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platforms and other forms of marketing, such as direct mail, email marketing, television, radio and retargeting campaigns, those expenses are influenced by seasonal submitted application patterns. As a result of the annual open enrollment periods for both Medicare-related and individual and family health insurance, marketing and advertising expenses have increased during the fourth quarter of each year. Additionally, since the health care reform open enrollment periods for individual and family health insurance has continued into the following year, marketing and advertising expenses have increased during the first quarter of each year compared to the second and third quarters, but to a lesser extent than the fourth quarter. During the second and third quarters, marketing and advertising expenses decrease, consistent with the decrease in submitted applications compared to periods during the open enrollment periods. We expect these seasonal trends to continue in 2017. However, since the current open enrollment period for individual and family health insurance for coverage effective in 2018 began on November 1, 2017 and will end on December 15, 2017, we do not expect to see the same increase in marketing and advertising expenses related to individual and family health insurance during the first quarter of 2018.

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

Due to an increase in the cost of acquiring a new Medicare Advantage member over the past twelve months, we have increased our focus on the profitability of new Medicare Advantage members. Accordingly, as we de-emphasized less profitable member acquisition channels, we have experienced a slowdown in our Medicare Advantage submitted application growth in the first nine months of 2017. We also have more aggressively pursued the Medicare Supplement segment of the market. We expect submitted application volumes for Medicare plans will increase during the fourth quarter of 2017 compared to the fourth quarter of 2016.  However, despite the expected increase in application volumes for Medicare plans during the fourth quarter of 2017, we expect the cost of acquiring new Medicare members will decrease during the fourth quarter of 2017, resulting in a decrease in Medicare-related marketing and advertising costs during the fourth quarter of 2017 compared to the fourth quarter of 2016.

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

We experienced substantially reduced conversion rates for qualified health plans during the open enrollment period that began on November 1, 2016 and ended on January 31, 2017, compared to the open enrollment period before it. As a result, we reduced our individual and family health insurance marketing expenditures during the open enrollment period that began on November 1, 2016 and ended on January 31, 2017 and enrolled a significantly lower number of individuals into individual and family health plans as a result, which will significantly and negatively impact our individual and family health insurance commission revenue in 2017.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process. Similar to the prior year, in preparation for the Medicare annual enrollment period during 2017, and to a lesser extent the open enrollment period for individual and family health insurance plans during 2017, we began ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions. Following the last two annual enrollment periods, we retained substantially all of our Medicare sales and enrollment personnel to handle the volume of Medicare-related applications we anticipated outside of the open enrollment period.

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

 Summary of Selected Metrics

The following table shows certain selected quarterly metrics for the three and nine months ended September 30, 2016 and 2017:

Key Metrics:	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2017	Percent Change	2016	2017	Percent Change
Submitted applications:
Medicare submitted applications (1)	24,100	28,900	20%	87,700	91,400	4%
IFP submitted applications (2)	8,900	5,100	(43)%	93,000	32,500	(65)%
Other submitted applications (3)	56,400	56,000	(1)%	214,400	172,800	(19)%
Total submitted applications (4)	89,400	90,000	1%	395,100	296,700	(25)%

Medicare Advantage submitted applications (5)	17,100	21,000	23%	65,200	65,900	1%

	As of September 30,
	2016	2017	Percent Change
Estimated membership:
Medicare products (6)	242,500	314,500	30%
IFP products (7)	390,400	227,300	(42)%
Other products (8)	355,600	332,300	(7)%
Total estimated membership (9)	988,500	874,100	(12)%

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

During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three and nine months ended September 30, 2016 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2017		2016		2017
Revenue
Commission	$29,941	93%	$24,663	93%	$133,977	94%	$126,647	95%
Other	2,138	7	1,956	7	9,223	6	6,868	5
Total revenue	32,079	100	26,619	100	143,200	100	133,515	100
Operating costs and expenses:
Cost of revenue	30	—	176	1	2,747	2	2,009	2
Marketing and advertising	10,206	32	13,383	50	44,024	31	42,678	32
Customer care and enrollment	11,456	36	15,798	59	32,467	23	39,919	30
Technology and content	8,257	26	8,354	31	25,053	17	24,358	18
General and administrative	8,925	28	9,353	35	27,468	19	29,879	22
Restructuring benefit	(139)	—	—	—	(297)	—	—	—
Amortization of intangible assets	260	1	260	1	780	1	780	1
Total operating costs and expenses	38,995	122	47,324	178	132,242	92	139,623	105
Income (loss) from operations	(6,916)	(22)	(20,705)	(78)	10,958	8	(6,108)	(5)
Other income (expense), net	7	—	98	—	(25)	—	214	—
Income (loss) before provision (benefit) for income taxes	(6,909)	(22)	(20,607)	(77)	10,933	8	(5,894)	(4)
Provision (benefit) for income taxes	(1,173)	(4)	9	—	(889)	(1)	(1,439)	(1)
Net income (loss)	$(5,736)	(18)%	$(20,616)	(77)%	$11,822	8%	$(4,455)	(3)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Marketing and advertising	$19	$284	$991	$719
Customer care and enrollment	90	131	360	267
Technology and content	384	310	1,292	978
General and administrative	854	1,521	2,713	4,984
Total stock-based compensation expense	$1,347	$2,246	$5,356	$6,948

Three and Nine Months Ended September 30, 2016 and 2017

Revenue

The following table presents our commission revenue, other revenue and total revenue for the three and nine months ended September 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Commission	$29,941	$24,663	$(5,278)	(18)%	$133,977	$126,647	$(7,330)	(5)%
Percentage of total revenue	93%	93%			94%	95%
Other	$2,138	$1,956	$(182)	(9)%	$9,223	$6,868	$(2,355)	(26)%
Percentage of total revenue	7%	7%			6%	5%
Total revenue	$32,079	$26,619	$(5,460)	(17)%	$143,200	$133,515	$(9,685)	(7)%

Three Months Ended September 30, 2017 and 2016—Commission revenue decreased $5.3 million, or 18%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to a $8.4 million decrease in Individual, Family and Small Business commission revenue, partially offset by a $3.1 million or 20%, increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decline in estimated individual and family health insurance membership in the first nine months of 2017 compared to estimated membership in the first nine months of 2016. The increase in Medicare commission revenue was primarily attributable to an increase in estimated Medicare membership as of September 30, 2017 compared to September 30, 2016, in part due to growth in our sale of Medicare Advantage and Medicare Supplement plans.

Other revenue decreased $0.2 million, or 9%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016 due primarily to a decrease in online sponsorship revenue..

Nine Months Ended September 30, 2017 and 2016—Commission revenue decreased $7.3 million, or 5%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to a $25.8 million decrease in Individual, Family and Small Business commission revenue, partially offset by a $18.4 million increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decline in estimated individual and family health insurance membership in the first nine months of 2017 compared to estimated individual and family membership in the first nine months of 2016. The increase in Medicare commission revenue was primarily attributable to an increase in estimated Medicare membership as of September 30, 2017 compared to September 30, 2016 as well as the receipt of increased renewal commissions per member on Medicare Advantage plans during the first quarter of 2017.

Other revenue decreased $2.4 million, or 26%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to a $1.3 million decrease in online sponsorship and advertising revenue, $0.7 million decrease in lead generation, and a $0.3 million decrease in licensing fees, primarily resulting from the decrease in individual and family health insurance applications submitted during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

We expect commission revenue to decrease in absolute dollars in 2017 compared to 2016, primarily as a result of a decrease in Individual, Family and Small Business commission revenue, partially offset by an increase in Medicare commission revenue. We also expect other revenue to decrease in absolute dollars in 2017 compared to 2016.

Cost of Revenue

The following table presents our cost of revenue for the three and nine months ended September 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Cost of revenue	$30	$176	$146	487%	$2,747	$2,009	$(738)	(27)%
Percentage of total revenue	—%	1%			2%	2%

Three Months Ended September 30, 2017 and 2016—Cost of revenue increased $0.1 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to an increase in payments to marketing partners with whom we have revenue-sharing arrangements.

Nine Months Ended September 30, 2017 and 2016—Cost of revenue decreased $0.7 million, or 27%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to a decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies and a decrease in payments to marketing partners with whom we have revenue sharing arrangements.

We expect cost of revenue to decrease in 2017 compared to 2016.

Marketing and Advertising

The following table presents our marketing and advertising expenses for three and nine months ended September 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Marketing and advertising	$10,206	$13,383	$3,177	31%	$44,024	$42,678	$(1,346)	(3)%
Percentage of total revenue	32%	50%			31%	32%

Three Months Ended September 30, 2017 and 2016—Marketing and advertising expenses increased $3.2 million, or 31%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a $2.0 million increase in variable advertising costs, a $0.9 million increase in compensation, benefits and other personnel costs and a $0.3 million increase in stock-based compensation. The increase in variable advertising costs was primarily due to an increase in Medicare television advertising and direct mail expense, partially offset by a decrease in Medicare online advertising expense.

Nine Months Ended September 30, 2017 and 2016—Marketing and advertising expenses decreased $1.3 million, or 3%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a $1.5 million decrease in variable advertising costs and a $0.3 million decrease in stock-based compensation, partially offset by a $0.6 million increase in other personnel costs. The decrease in variable advertising costs was primarily due to lower individual and family application volumes during the open enrollment period for coverage in 2017 and a decrease in Medicare online advertising expense, partially offset by an increase in Medicare television advertising and direct mail expense and expense from our marketing partner channel.

We expect our marketing and advertising expenses to decrease in absolute dollars in 2017 compared to 2016 due primarily to a reduction in our cost of acquiring new members as we de-emphasize less profitable acquisition channels.

Customer Care and Enrollment

The following table presents our customer care and enrollment expenses for the three and nine months ended September 30, 2016, and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Customer care and enrollment	$11,456	$15,798	$4,342	38%	$32,467	$39,919	$7,452	23%
Percentage of total revenue	36%	59%			23%	30%

Three Months Ended September 30, 2017 and 2016—Customer care and enrollment expenses increased $4.3 million, or 38%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a $3.2 million increase in compensation, benefits and other personnel costs related to our small business and Medicare businesses and a $0.9 million increase in licensing costs.

Nine Months Ended September 30, 2017 and 2016 —Customer care and enrollment expenses increased $7.5 million, or 23%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a $5.6 million increase in compensation, benefits and other personnel costs related to our small business and Medicare businesses, a $1.0 million increase in licensing costs and a $0.9 million increase in facilities and other operating costs.

We expect customer care and enrollment expenses to increase in absolute dollars in 2017 compared to 2016.

Technology and Content

The following table presents our technology and content expenses for the three and nine months ended September 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Technology and content	$8,257	$8,354	$97	1%	$25,053	$24,358	$(695)	(3)%
Percentage of total revenue	26%	31%			17%	18%

Three Months Ended September 30, 2017 and 2016 —Technology and content expenses increased $0.1 million, or 1%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a $0.4 million increase in compensation, benefits and other personnel costs, partially offset by a $0.3 million decrease in facilities and other operating costs.

Nine Months Ended September 30, 2017 and 2016 —Technology and content expenses decreased $0.7 million, or 3%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a $0.9 million decrease in facilities and other operating costs and a $0.3 million decrease in stock-based compensation expense, partially offset by a $0.5 million increase in compensation, benefits and other personnel costs.

We expect technology and content expenses to increase slightly in absolute dollars in 2017 compared to 2016 due to planned investment in technology related to both our small business and Medicare businesses.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
General and administrative	$8,925	$9,353	$428	5%	$27,468	$29,879	$2,411	9%
Percentage of total revenue	28%	35%			19%	22%

Three Months Ended September 30, 2017 and 2016 — General and administrative expenses increased $0.4 million, or 5%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a $0.7 million increase in stock-based compensation expense, partially offset by a $ 0.2 million decrease in professional services fees.

Nine Months Ended September 30, 2017 and 2016 — General and administrative expenses increased $2.4 million, or 9%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a $2.3 million increase in stock-based compensation expense, a $0.6 million increase in lobbying fees, a $0.3 million increase in compensation, benefits and other personnel costs and a $0.2 million increase in facilities and other operating costs, partially offset by a $1.1 million decrease in legal fees.

We expect general and administrative expenses to increase in absolute dollars in 2017 compared to 2016 due to incremental operating expenses in 2017 related to the appointment of presidents for both the Medicare and Individual, Family and Small Business segments in the fourth quarter of 2016 and higher stock-based compensation expense.

Restructuring Benefits

The following table presents our restructuring benefit for the three and nine months ended September 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Restructuring benefit	$(139)	$—	$139	(100)%	$(297)	$—	$297	(100)%
Percentage of total revenue	—%	—%			—%	—%

In the three and nine months ended September 30, 2016, we reversed $0.1 million and $0.3 million related to facility exit costs as we reoccupied office space we had previously vacated and we also released from a lease for other office space we had previously vacated.

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three and nine months ended September 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Amortization of intangible assets	$260	$260	$—	—%	$780	$780	$—	—%
Percentage of total revenue	1%	1%			1%	1%

Three and Nine Months Ended September 30, 2017 and 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was flat in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

We expect amortization expense of intangible assets to be consistent in 2017 compared to 2016.

Other Income (Expense), Net

The following table presents our other income (expense), net for the three and nine months ended September 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Other income (expense), net	$7	$98	$91	1,300%	$(25)	$214	$239	(956)%
Percentage of total revenue	—%	—%			—%	—%

Other income (expense), net, for the three and nine months ended September 30, 2016 and 2017 primarily consisted of interest income earned on our invested cash,  cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

Other income (expense), increased $0.1 million and $0.2 million in the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016 primarily due to increases in interest income.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the three and nine months ended September 30, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Provision (benefit) for income taxes	$(1,173)	$9	$1,182	(101)%	$(889)	$(1,439)	$(550)	62%
Effective tax rate	(4)%	—%			(1)%	(1)%

Three and Nine Months Ended September 30, 2017 —In the three and nine months ended September 30, 2017, we recorded a provision for income taxes of $9 thousand and a benefit for income taxes of $1.4 million, respectively. The provision for income taxes in the three months ended September 30, 2017 primarily related to federal and state minimum taxes and foreign taxes, net of a $0.1 million decrease in our liability for unrecognized tax benefits. The benefit for income taxes in the nine months ended September 30, 2017 primarily related to a $2.0 million decrease in our liability for unrecognized tax benefits, of which $1.9 million was recorded during the first quarter of 2017, partially offset by federal and state minimum taxes and foreign taxes. Our effective tax rate in the nine months ended September 30, 2017 was lower than the federal statutory rate primarily due to the recording of a valuation allowance against our federal and state deferred tax assets, offset by the reversal of previously recorded unrecognized tax benefits related to federal and state tax credits.

Three and Nine Months Ended September 30, 2016 —In the three and nine months ended September 30, 2016, we recorded a benefit for income taxes of $1.2 million and $0.9 million, respectively, primarily related to a $1.4 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations during the third quarter of 2016, partially offset by a provision for income taxes related to minimum tax and a foreign tax rate differential.

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

The following table presents summary results of our operating segments for the three and nine months ended September 30, 2016 and 2017 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2017	Amount	Percent	2016	2017	Amount	Percent
Revenue
Medicare	$7,395	$10,682	$3,287	44%	$60,541	$79,670	$19,129	32%
Individual, Family and Small Business	24,684	15,937	(8,747)	(35)%	82,659	53,845	(28,814)	(35)%
Total revenue	$32,079	$26,619	$(5,460)	(17)%	$143,200	$133,515	$(9,685)	(7)%

Segment profit (loss)
Medicare segment profit (loss)	$(14,896)	$(18,058)	$(3,162)	(21)%	$(11,136)	$(2,470)	$8,666	78%
Individual, Family and Small Business segment profit	17,609	6,824	(10,785)	(61)%	53,690	26,307	(27,383)	(51)%
Total segment profit (loss)	2,713	(11,234)	(13,947)	(514)%	42,554	23,837	(18,717)	(44)%
Corporate	(7,346)	(6,266)	1,080	15%	(23,008)	(20,005)	3,003	13%
Stock-based compensation expense	(1,347)	(2,246)	(899)	(67)%	(5,356)	(6,948)	(1,592)	(30)%
Depreciation and amortization	(815)	(699)	116	14%	(2,749)	(2,212)	537	20%
Restructuring benefit	139	—	(139)	(100)%	297	—	(297)	(100)%
Amortization of intangible assets	(260)	(260)	—	—%	(780)	(780)	—	—%
Other income (expense), net	7	98	91	1,300%	(25)	214	239	956%
Income (loss) before provision (benefit) for income taxes	$(6,909)	$(20,607)	$(13,698)	(198)%	$10,933	$(5,894)	$(16,827)	(154)%

Revenue

Three Months Ended September 30, 2017 and 2016—Revenue from our Medicare segment increased $3.3 million, or 44%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, largely attributable to a $3.1 million increase in commission revenue and $0.2 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to an increase in estimated Medicare membership as of September 30, 2017 compared to September 30, 2016, in part due to growth in our sale of Medicare Advantage and Medicare Supplement plans.

Revenue from our Individual, Family and Small Business segment decreased $8.7 million, or 35%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily attributable to a $8.4 million decrease in commission revenue and a $0.4 million decrease in other revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decline in individual and family health insurance estimated membership in the first nine months of 2017 compared to estimated membership in the first nine months of 2016. The decrease in other revenue was largely attributable to lower sponsorship revenues as a result of decline in individual and family plans application volume.

Nine Months Ended September 30, 2017 and 2016—Revenue from our Medicare segment increased $19.1 million, or 32%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, largely attributable to a $18.4 million increase in commission revenue and $0.7 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to an increase in estimated Medicare membership as of September 30, 2017 compared to September 30, 2016 as well as the receipt of increased renewal commissions per member on Medicare Advantage plans during the first quarter of 2017.

Revenue from our Individual, Family and Small Business segment decreased $28.8 million, or 35%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily attributable to a $25.8 million decrease in commission revenue and a $3.0 million decrease in other revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a decline in estimated individual and family health insurance membership in the first nine months of 2017 compared to estimated individual and family membership in the first nine months of 2016. The decrease in other revenue primarily resulted from the decrease in individual and family health insurance applications submitted during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Segment Profit (Loss)

Three Months Ended September 30, 2017 and 2016—Loss from our Medicare segment was $18.1 million for the three months ended September 30, 2017, a $3.2 million, or 21%, increase compared to a loss of $14.9 million for the three months ended September 30, 2016. The increase in loss from the Medicare segment in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $6.5 million increase in operating expenses excluding stock-based compensation, depreciation and amortization and amortization of intangible assets, partially offset by the $3.3 million increase in revenue. The increase in operating expenses was primarily attributable to an increase in compensation, benefits and other personnel costs associated with increased headcount, an increase in variable advertising expense associated with an increase in applications and an increase in licensing sales agents.

Profit from our Individual, Family and Small Business segment was $6.8 million for the three months ended September 30, 2017, a $10.8 million, or 61%, decrease compared to profit of $17.6 million from the Individual, Family and Small Business segment for the three months ended September 30, 2016. The decrease in profit from the Individual, Family and Small Business segment in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the $8.7 million decrease in revenue and a $2.1 million increase in operating expenses excluding stock-based compensation, depreciation and amortization and amortization of intangible assets. The increase in operating expenses was primarily attributable to an increase in compensation, benefits and other personnel costs associated with increased headcount in Small Business and partially offset by a decrease in variable advertising expense associated with lower submitted application volumes.

Nine Months Ended September 30, 2017 and 2016—Loss from our Medicare segment was $2.5 million for the nine months ended September 30, 2017, an $8.7 million, or 78%, decrease compared to a loss of $11.1 million for the nine months ended September 30, 2016. The increase in profit from the Medicare segment in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the $19.1 million increase in revenue, partially offset by a $10.4 million increase in operating expenses excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was primarily attributable to an increase in compensation, benefits and other personnel costs associated with increased headcount, an increase in variable advertising expense associated with the higher cost of acquiring new Medicare members and increase in applications and an increase in licensing sales agents.

Profit from our Individual, Family and Small Business segment was $26.3 million for the nine months ended September 30, 2017, a $27.4 million, or 51%, decrease compared to profit of $53.7 million from the Individual, Family and Small Business segment for the nine months ended September 30, 2016. The decrease in profit from the Individual, Family and Small Business segment in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the $28.8 million decrease in revenue, partially offset by a $1.4 million decrease in operating expenses excluding stock-based compensation, depreciation and amortization and amortization of intangible assets. The decrease in operating expenses was primarily attributable to a decrease in variable advertising expense associated with lower submitted application volumes, partially offset by an increase in compensation, benefits and other personnel costs associated with increased headcount in Small Business and an increase in lobbying fees.

Liquidity and Capital Resources

At September 30, 2017, our cash and cash equivalents totaled $51.4 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2016, our cash and cash equivalents totaled $61.8 million. The decrease in cash and cash equivalents reflects $5.4 million used in operating activities, $4.0 million used to purchase property and equipment and other assets and $1.0 million used in net-share settled equity awards.

As of September 30, 2017, we have in treasury 568,363 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2016 and September 30, 2017, we had a total of 11,135,590 shares and 11,232,251 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2016 and 2017 (in thousands):

	Nine Months Ended September 30,
	2016	2017
Net cash provided by (used in) operating activities	$8,783	$(5,414)
Net cash used in investing activities	$(3,165)	$(3,988)
Net cash used in financing activities	$(1,048)	$(1,001)

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the revenue and cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. During open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter. Consistent with prior years, marketing and advertising costs increased during the fourth quarter of 2016 compared to the third quarter of 2016 due to an increase in submitted applications for Medicare plans during the annual enrollment period, and to a lesser extent, an increase in submitted applications for individual and family health insurance during the open enrollment period. Marketing and advertising costs decreased during the first nine months of 2017 compared to the first nine months of 2016 primarily due to a decrease in variable advertising costs as a result of lower application volumes for individual and family health insurance, partially offset by an increase in variable advertising costs as a result of the higher cost of acquiring new Medicare members. We expect marketing and advertising costs to decrease during the fourth quarter of 2017 compared to the fourth quarter of 2016 due to lower cost of acquiring new Medicare members, partially offset by higher application volumes for Medicare plans.

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

Nine Months Ended September 30, 2017— Our operating activities used $5.4 million of cash during the nine months ended September 30, 2017, consisting of a net loss of $4.5 million, adjustments for non-cash items of $12.1 million and cash used by operating assets and liabilities and other activities of $13.0 million. Adjustments for non-cash items primarily consisted of $2.2 million of depreciation, $3.0 million amortization of intangible assets, internally-developed software and book-of-business consideration and $6.9 million of stock-based compensation expense.

The cash decrease resulting from changes in net operating assets and liabilities balances during the nine months ended September 30, 2017 primarily consisted of a decrease of $4.9 million in accrued marketing expenses due to lower marketing spend and timing of amounts prepaid, an increase of $3.8 million in accounts receivable primarily due to the timing of billings, an increase of $3.0 million in prepaid expenses largely due to an increase in prepaid marketing expense, a decrease of $1.8 million in other liabilities and a decrease of $1.6 million in accounts payable, partially offset by a decrease of $2.1 million in deferred revenue. Accounts receivable increased due to recognition of Medicare renewal commissions in the first quarter of 2017, net of renewal commissions collected during the first nine months of 2017.

 Nine Months Ended September 30, 2016—  Our operating activities provided cash of $8.8 million during the nine months ended September 30, 2016, consisting of net income of $11.8 million, adjustments for non-cash items of $11.1 million and cash used by operating assets and liabilities and other activities of $14.1 million. Adjustments for non-cash items primarily consisted of $2.7 million of depreciation, $3.0 million amortization intangible assets, internally-developed software, book-of-business consideration and intangible assets and $5.4 million of stock-based compensation expense. The cash decrease resulting from changes in in net operating assets and liabilities primarily consisted of a decrease of $9.0 million in accrued marketing expenses, a decrease of $5.4 million in accrued compensation and benefits, a decrease of $1.2 million in prepaid expenses and other assets, and a decrease of $0.5 million in accounts payable. These decreases were partially offset by an increase of $2.0 million in accounts receivable and $1.0 million increase in deferred revenue.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

Nine Months Ended September 30 2017 —Net cash used in investing activities of $4.0 million during the nine months ended September 30, 2017 was due to purchases of property and equipment and other assets.

Nine Months Ended September 30, 2016—Net cash used in investing activities of $3.2 million during the nine months ended September 30, 2016 was due to purchases of property and equipment and other assets.

Financing Activities

Nine Months Ended September 30, 2017 —Net cash used in financing activities of $1.0 million during the nine months ended September 30, 2017 was primarily due to $1.1 million used to net-share settle the tax obligation related to vesting equity awards.

Nine Months Ended September 30, 2016—Net cash used in financing activities of $1.0 million during the nine months ended September 30, 2016 was due to $1.0 million used to net-share settle the tax obligation related to vesting equity awards.

Future Needs

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by acquisitions and investments we make to pursue our growth strategy. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional capital through public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-concealable operating lease agreements and contractual service and licensing obligations as of September 30, 2017 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2017	$1,966	$1,175	$3,141
2018	3,595	1,347	4,942
2019	2,974	210	3,184
2020	2,971	168	3,139
2021	1,434	—	1,434
Thereafter	2,121	—	2,121
Total	$15,061	$2,900	$17,961

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

In August 2017, we entered into an agreement to amend our lease on approximately 28,000 square feet of office space in South Jordan, Utah. This amendment extends the term of this facility lease by five years and three months, from January 2018 to March 2023. Future minimum lease payments under this lease amendment will be approximately $3.3 million.

In connection with our Mountain View, California office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.  The remaining balance on the financial guarantee is $0.1 million as of September 30, 2017.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2016 and September 30, 2017, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2016	September 30, 2017
Cash (1)	$4,066	$2,778
Money market funds (2)	57,715	48,599
Total cash and cash equivalents	$61,781	$51,377

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2016 and September 30, 2017 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, or a combined total of 54%, of our $9.2 million outstanding accounts receivable balance. As of September 30, 2017, two customers represented 56%, and 11%, respectively, or a combined total of 67%, of our $13.0 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and September 30, 2017. We believe the potential for collection issues with any of our customers was minimal as of September 30, 2017. Accordingly, our estimate for uncollectible amounts at September 30, 2017 was not material.

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2016, and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and nine months ended September 30, 2016 and 2017 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Humana	9%	17%	23%	22%
UnitedHealthcare [1]	15%	13%	12%	17%
Aetna [2]	8%	6%	10%	9%
Anthem [3]	10%	11%	8%	8%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

(3)	Anthem also includes other carriers owned by Anthem.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice. The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet, or the Agreement, where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay subject to an aggregate cap of $250,000 up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not to oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  The Agreement obligates us to enter into a joint stipulation for settlement of class action to be agreed to by the parties reflecting the terms above.  The terms of the settlement are to be included in a full settlement agreement that we have not yet entered into. The full settlement agreement will be subject to a hearing and court approval.  As of September 30, 2017, we recorded an accrual for estimated potential damages in our consolidated financial statements.

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

The 2016 Presidential and Congressional elections resulted in the election of Donald Trump as President and a Republican-controlled Congress.  These election results have the potential to lead to significant changes to the Affordable Care Act and the regulatory environment impacting the market for individual and family health insurance products. The Trump administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act and several unsuccessful attempts have been made to get various bills amending the Affordable Care Act through Congress. In addition, the executive branch of the government has at various times expressed a desire to defund various aspects of the Affordable Care Act, including cost sharing reduction payments from the government to health insurance carriers. The Trump administration has made statements indicating that it views cost-sharing reduction payments as unlawful. In response, Congress has proposed legislation that will continue for a two year period those cost-sharing reduction payments that are targeted to low-income buyers and health insurance carriers increased premiums on individual and family health insurance anticipating that they will not receive the cost-sharing reduction payments. In addition, President Trump signed an executive order aimed at broadening the availability of health insurance options beyond the major medical plans offered on the government exchange. This executive order, other Trump administration statements, and the various actions by Congress attempting to change the Affordable Care Act have created uncertainty and confusion on behalf of carriers and consumers that could reduce consumer demand during this open enrollment period for 2018 coverage and negatively impact the individual and family health insurance market. It is unclear what, if any, changes will be made to the Affordable Care Act or its funding and implementation. If changes are not made that bring carriers back into the market with lower-cost individual and family health insurance plans, our individual and family membership and our business, operating results and financial condition will continue to be harmed. Our individual and family membership and business, operating results and financial condition will also be harmed if changes to the Affordable Care Act or its funding or implementation are harmful to the demand for the individual and family health insurance products that we sell. In addition, the President and the executive branch of the Federal government have a significant impact on the implementation of the provisions of the Affordable Care Act through the adoption of regulations, and President Trump’s administration could make further changes impacting the implementation of the Affordable Care Act that harm our business, operating results and financial condition.

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

Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the Federally Facilitated Marketplace, or FFM, which runs the health insurance exchange in 39 states. We have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed.

CMS has broad authority over the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process. As a result of the changes that we had to make to our online process in response to CMS requirements and that required that our customers visit the FFM website in the middle of the process to receive a subsidy eligibility determination, we experienced a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our membership. If we are forced to use this process, we could continue to experience loss of existing members and new potential members, and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition.  In light of the condition of the individual and family health insurance market, we have reduced our individual and family health insurance plan marketing expenses, which has resulted and could in the future result in a reduction in our individual and family and ancillary health insurance product membership and harm our business, operating results and financial condition. In addition, to the extent that we do enroll individuals into qualified health plans through the FFM, the FFM website, systems and infrastructure must be operational and not suffer significant outages or technical problems as a result of the number of individuals attempting to enroll in qualified health plans or for other reasons. If the FFM experiences these problems, our business, operating results and financial condition would be harmed.

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

CMS issued new guidance in May 2017 that makes it possible for us to implement a process for subsidy-eligible individuals to enroll into qualified health insurance plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. In October 2017, we entered into an agreement with CMS that allows us to use it for 2018 coverage. In order to use the process, we must ensure that the user experience meets several regulatory requirements. We must also ensure that the application questions and the order they are asked on our website duplicate the questions and order on the FFM.  In addition, we must comply with numerous privacy and security requirements. While we are currently able to use the new process, the reliability and performance of the process is unknown, and we may not be able to enroll a large number of consumers into qualified health plans during this open enrollment period. The new enrollment process also has limitations, including the inability to process certain more complex qualified health plans and subsidy eligibility applications for which we are required to use the “double redirect” process that is cumbersome and difficult for consumers to navigate. In addition, CMS may make changes that could affect our ability to process health insurance applications efficiently using this new enrollment process. If we cannot successfully implement and maintain use of the process that allows us to enroll subsidy eligible individuals into qualified health insurance plans through the FFM without leaving our website, we could experience loss of existing members and new potential members, and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition. In addition, if a significant percentage of consumers who come to our platform are complex cases that must use the double redirect process, we will not realize the benefit of the new process and our conversion rates and individual and family health insurance membership and revenue may decline.

The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, we were required to translate significant portions of our website into Spanish in order to be able to offer qualified health plans to individuals in FFM states where greater than 10% of the state’s population is Spanish speaking (currently Texas). If it is determined that the manner in which we translated our website, or the extent to which our website has been translated, is insufficient, we may not be allowed to offer qualified health plans in those states. Our ability to maintain compliance with the various requirements to enroll individuals through the FFM has presented, and could in the future present, significant challenges for us. If we are not successful in maintaining compliance, we will not be successful in enrolling individuals and families into qualified health plans, which would harm our business, operating results and financial condition. In addition, the FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so and must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission.  If the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

We compete with government-run health insurance exchanges, among others. The exchanges may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them and determine the manner in which we may do so. The exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do. They have and may in the future impact the process we use to enroll individuals and families through them in a manner that results in a reduction of the individuals and families that we are able to cost-effectively enroll through exchanges. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission revenue as a result of our sale of health insurance to them. Under regulations adopted as a part of health care reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may contribute to a reduction in our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

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

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, major health insurance carriers and other health insurance carriers have exited the individual and family health insurance market in certain jurisdictions or altogether or reduced individual and family health insurance selling efforts in a large number of states, leading to reduction in our commission rates and changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. We do not plan to offer carriers’ individual and family health insurance products on our website if we do not receive commissions for the sale of those plans. Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated commissions for individual and family health insurance, including for enrollments during the last open enrollment period for 2017 coverage and in a limited number of cases our renewal commissions for individual and family health insurance plans we sold in prior years. If these conditions persist (and we expect they will for 2018 coverage), or additional carriers reduce or eliminate commissions, our business operating results and financial conditions would be harmed.

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

We have conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Further, we have introduced a number of eHealth-branded insurance benefit packages that may include a short-term health insurance product and/or other ancillary health insurance products.  Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks and issues not discovered in our strategic review that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing on our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 23% and 22% of our total revenue in the nine months ended September 30, 2016 and 2017, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 12% and 17% of our total revenue in the nine months ended September 30, 2016 and 2017, respectively. Revenue derived from carriers owned by Aetna represented approximately 10% and 9% of our total revenue in the nine months ended September 30, 2016 and 2017, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Our future operating results are likely to fluctuate and could fall short of expectations.

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform and initiatives we determined to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods.  Given that the upcoming individual and family health plan annual open enrollment period for coverage effective in 2018 began on November 1, 2017 and is scheduled to end on December 15, 2017 the seasonality of our individual and family business is expected to change again. To the extent we experience higher submitted applications in the fourth quarter of 2017, we may experience higher membership acquisition costs in the fourth quarter of 2017 without recognizing the corresponding revenue, which would negatively impact our financial results for the fourth quarter of 2017 and fiscal year 2017. We expect the seasonality of our business to change again in 2018 due to our adoption of the new ASU 2014-09 revenue recognition accounting standard as discussed in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and elsewhere in this Quarterly Report on Form 10-Q. In addition, the seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan annual open enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. If the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance change, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

Our revenue will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Our revenue has been, and will continue to be, adversely impacted if our membership declines. We receive revenue from commissions health insurance carriers pay to us for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Our members may choose to discontinue their health insurance plans for a variety of reasons. For example, our members may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. They may also determine that they do not like the benefits and physician network covered under the plan. In addition, our members may choose to purchase new plans through other sources or use a different agent, if, for example, they are not satisfied with our customer service or the health insurance plans that we offer. Consumers may also purchase health insurance plans directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. A significant number of our individual and family health insurance plan members experienced termination of their plans so that the plans were not effective in 2017. Similarly, a significant number of our individual and family health insurance plan members will experience termination of their plans so that the plans are not effective in 2018. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members on new plans, our revenue will be negatively impacted.

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

The Medicare annual enrollment period and the implementation of open enrollment periods under health care reform for the purchase of individual and family health insurance present a challenge as they require us to enroll a significant number of individuals into health insurance over a limited period of time. Significant increases in enrollment activity over a limited amount of time may also make it difficult for health insurance carriers to timely and accurately report commission information to us. To the extent health insurance carriers have difficulty in reporting timely and accurate commission information to us, we may be unable to recognize revenue in accordance with our revenue recognition policies, which could cause us to defer substantial revenue until such time our health insurance carriers are able to resume reporting timely and accurate commission information to us. The individual and family health plan annual open enrollment period for coverage effective in 2018 began on November 1, 2017 and is scheduled to end on December 15, 2017. The shortened open enrollment period could increase the challenges we face in connection with the open enrollment period and harm our business, operating results and financial condition.

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

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. We may also need to reduce the compensation that we pay to marketing partners to the extent that health care reform has the effect of reducing commissions for individual and family health insurance or causes our members to stay on their health insurance policies for a shorter period of time. There is no guarantee that we will be able to amend our agreements to reduce the compensation that we pay to acceptable levels in light of these factors. If we are not able to do so, our business, operating results and financial condition could be harmed. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. For instance, CMS issued guidance that health insurance carriers have interpreted to mean that websites and marketing material of our Medicare-related marketing partners must be filed with CMS before use. Before filing with CMS, these websites and marketing materials will need to undergo a review by health insurance carriers for whom we market Medicare products. Our marketing partners may not consent to having their websites or other marketing material filed with CMS, and we and health insurance carriers may not be able to dedicate the resources necessary to have the websites and marketing material reviewed. If we are not able to do so, our business, operating results and financial condition could be harmed. In addition, we have marketing partner relationships with hospitals and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospitals and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospitals or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of September 30, 2017. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1*	†	Executive Bonus Plan
10.2	†	Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Form 8-K	August 22, 2017
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2017

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DAVID K. FRANCIS
Scott N. Flanders Chief Executive Officer	David K. Francis Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1*	†	Executive Bonus Plan
10.2	†	Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthINsurance Services, Inc.	Form 8-K	August 22, 2017
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.