Form 10-K
period 2017-12-31
eHealth, Inc.
filed 2018-03-19
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2017, the aggregate market value of its shares (based on a closing price of $18.80 per share) held by non-affiliates was $146,341,400. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 28, 2018 was 18,937,969 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

ITEM 1.    BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications and membership; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments, including our acquisition of GoMedigap, and impact to our operating results; growth opportunities in our business; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges without users leaving our website; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our expectations regarding the supply and demand of individual and family health insurance; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and our business development and cross-selling efforts; the timing of our receipt of commission payments; our critical accounting policies and related estimates; our adoption of new revenue recognition standard and the expected financial impact; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges without users leaving our website; the success of our health insurance benefit packages; our ability to comply with CMS guidance and impact on conversion rates as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks and our ability to safeguard sensitive data; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part I, Item A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General

eHealth, Inc. is the parent company of eHealthInsurance, a leading private health insurance exchange where individuals, families and small businesses can compare health insurance products from leading insurers side-by-side and purchase and enroll in coverage online through our websites (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com) or telephonically through our customer care centers. We market thousands of Medicare, individual and family, small business and ancillary health insurance plans from the nation's leading health insurance carriers and provide consumers with powerful decision support tools, an intuitive shopping experience, a large library of proprietary content and real time customer care support to help with their plan selection and enrollment. Our ecommerce platform can be accessed directly through our websites as well as through our network of marketing partners. We are licensed to sell health insurance in all 50 states and the District of Columbia. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. This strategic acquisition significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allows us to accelerate our projected Medicare plan enrollment growth in 2018 and beyond.

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

Our Business Model

Our business structure is comprised of two operating segments:

•Medicare and
•Individual, Family and Small Business

These segments reflect the way our management evaluates our business performance and manages our operations.

Medicare

We actively market a large selection of Medicare-related health insurance plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, through our Medicare ecommerce platforms (www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com). Our Medicare ecommerce platforms and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue from commissions we receive from health insurance carriers. In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the policy and are paid to us until either the policy is cancelled or we otherwise do not remain the agent on the policy. Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Individual, Family and Small Business

We actively market individual and family health insurance and small business health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue from commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. In addition, we market a variety of ancillary products to our non-Medicare-eligible customers, including but not limited to, dental, vision, life, short term disability and long term disability insurance. These ancillary products are offered to our individual and family and small business customers and are also sold on a standalone basis. The commission payments we receive for individual and family, small business and ancillary health insurance plans are either a percentage of the premium our customers pay for those plans or a flat amount per member per month, and vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the small business. Commission payments are typically made to us on a monthly basis until either the policy is cancelled or we otherwise do not remain the agent on the policy. Health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Non-Commission Revenue Sources

In addition to our core business of marketing health insurance products to individuals, families and small businesses where we generate revenue from broker commissions, we have non-commission revenue sources, which include online sponsorship and advertising, technology licensing and lead referrals.

Online Sponsorship and Advertising. We generate revenue from our online sponsorship and advertising program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website and allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us. In return, we are typically paid a flat fee or, with respect to individual and family health insurance plans, a monthly fee or a performance-based fee based on metrics such as submitted health insurance applications.

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

Additional financial information about our company is included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Medicare is a federal program that provides persons sixty-five years of age and over, and some persons under the age of sixty-five who meet certain conditions, with hospital and medical insurance benefits. The Centers for Medicare and Medicaid Services, or CMS, which administers this original Medicare program, also contracts with private health insurance carriers under the Medicare Advantage and Medicare Part D prescription drug programs for these health insurance carriers to provide health insurance and prescription drug benefits to Medicare-eligible individuals. Medicare Advantage plans replace original Medicare. Medicare Part D prescription drug plans provide prescription drug coverage that original Medicare does not provide.  In addition, health insurance carriers offer Medicare Supplement health insurance plans, which help to pay health care costs not covered through original Medicare. Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, are typically marketed and sold by insurance carriers through a combination of dedicated internal sales representatives and licensed independent brokers and agents. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans.

Individual and family products are typically purchased by consumers under 65 years of age that do not have coverage through their employer. Small business group health insurance addresses the health insurance needs of businesses with 100 or fewer employees, although we have chosen to focus on employer groups of 20 or fewer employees. Individual, family and small business health insurance has historically been sold by independent insurance agents and, to a lesser degree, directly by insurance companies. Many of these agents are self-employed or part of small agencies, and they typically service only their local communities. In addition, many of these agents sell health insurance from a limited number of insurance carriers (in some cases only one), resulting in a reduced selection of plans for the consumer.

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. Among several other provisions, these laws and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties, which has been repealed effective in 2019; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through them. The Federally Facilitated Marketplace, or FFM, run by CMS operated some part of the health insurance exchange in 36 states during the last health care reform open enrollment period. Our enrollment of individuals and families into qualified health plans to date has predominantly occurred through the FFM. While we have entered into relationships with state health insurance exchanges in states that do not utilize the FFM, those state health insurance exchanges have not adopted qualified health insurance plan enrollment processes for health insurance agents that are efficient or entirely online. As a result, we have not enrolled a significant number of individuals and families in qualified health plans in these states.

We have entered into an agreement with, and enrolled individuals and families into qualified health plans through the FFM. Our ability to act as a health insurance agent for subsidy-eligible individuals purchasing qualified health plans through the FFM depends upon the FFM developing and maintaining an efficient, scalable and online enrollment process and our ability to successfully satisfy FFM requirements for us to be able to use the process. CMS recently indicated that it was changing the FFM process for enrolling individuals and families through the FFM into qualified health plans. While the new process is more efficient and enables consumers to remain on our website while going through the qualified health plan purchasing process, CMS has established new privacy and security requirements that we must meet to be able to use the process. These requirements are evolving, and our ability to meet the requirements and maintain compliance with them could present significant challenges for us.

Many health insurance carriers have reported significant losses in the individual and family health insurance market that they attribute to health care reform. As a result, a number of major individual and family health insurance carriers and other regional carriers have significantly limited their presence in the individual and family health insurance market or have exited it altogether. Health insurance carriers that have remained in the market have taken other actions, including reducing commissions that we receive in connection with the sale of individual and family health insurance, reducing the number of individual and family health insurance plans that they offer, reducing the benefits provided by their plans, exiting certain geographic markets and reducing their marketing efforts, including the use of traditional and online health insurance agents like us. Many carriers have also increased premiums on the individual and family health insurance that they sell as a result of the health care reform, which has adversely impacted demand for those products.

The Trump administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act, but their efforts to do so have so far been unsuccessful. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual mandate to have qualifying health insurance was reduced to zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could have a further adverse impact on the individual and family health insurance market. In addition to the repeal of the mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been proposed that would facilitate association-based health insurance plans and promote the sale of more short term health insurance. The expansion of the use of short term health insurance may cause individuals and families to purchase short term health insurance instead of individual and family health insurance. If adopted, the proposed regulations relating to association health plans would allow small businesses to join industry or geographically-based associations and collectively purchase large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the proposed regulation is to reduce the cost of insurance for individuals who receive their health insurance under associations. The proposed regulations relating to association-based health insurance and short term health insurance could present new business opportunities for us, but also may reduce the size of the individual, family and small business health insurance markets that we address.

Our Strategy

Our objective is to continue to strengthen and grow our position as a leading private online engagement and distribution platform for health insurance sold to individuals, families and small businesses, and to enter new business areas where this platform may be leveraged.

Key elements of our strategy are to:

Grow Our Medicare Opportunity: We plan to leverage our technology strength and marketing expertise to accelerate our growth in Medicare product sales, primarily in the Medicare Advantage and Medicare Supplement markets. Our Medicare membership has expanded significantly since we entered the market, and we plan to continue investing for growth in this important area. Our acquisition of GoMedigap in January 2018 significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allows us to accelerate our projected Medicare plan enrollment growth. In addition, to support our Medicare growth strategy, we continue to invest in the technology behind our online and telephonic enrollment platforms and to pursue more cost effective demand generation programs, including broadening our network of marketing partners, enhancing our brand and making our online marketing programs more effective. Our goal is to become the leading consumer engagement platform, trusted information source and transaction engine for Medicare eligible individuals looking to understand their Medicare-related health insurance options and to enroll into a product that best fits their needs.

Offer the Best, Multi-Channel Consumer Experience. We believe that providing the best consumer experience increases market adoption of our services, builds our brand awareness, drives word-of-mouth referrals and improves our visitor-to-member conversion rates. Our multi-channel approach of combining leading online information, decision support and enrollment capabilities with a licensed and well-trained telephonic, sales and support organization enhances the consumer experience. We intend to continue to further develop an online experience that empowers consumers with the knowledge, choice and services they need to select and purchase health insurance plans that best meet their needs.

Pursue the Large Opportunity in the Small Business Group Health Insurance Market: We plan to leverage the strong platform built for our individual and family health insurance business to significantly expand our presence in the small business group health insurance market. We believe that our existing technology platform and extensive relationships with insurance carriers provides us with the opportunity to differentiate and grow our services in the small business market. As we have only recently invested in the marketing of small business health insurance products, our existing small group membership represents less than 5% of our total membership base. We plan to focus on small business groups of 20 or fewer employees and to increase our small business health insurance product marketing expenditures, increase the number of customer care and enrollment agents dedicated to selling small business health insurance and invest in significant enhancements to the technology supporting the sales and enrollment process in this market.

Position Our Individual and Family Health Insurance Business for Potential Market Changes. The Affordable Care Act has created a challenging environment for our individual and family health insurance business. As a result, we have been managing this business for profitability while our ability to enroll individuals and families has been constrained. We currently continue to pursue this strategy while investing profits that we generate from our individual and family health insurance business into growing our presence in the Medicare and small business group health insurance markets. We are carefully monitoring activities relating to the Affordable Care Act and the Trump administration regulatory environment and plan to pursue individual and family health insurance membership growth in the future should we see an opportunity do so.

Increase Our Cross-Selling Efforts: We plan to pursue more aggressively the cross-selling opportunities and adjacencies that the Medicare-related and small business group health insurance markets present. We believe that, by increasing the rate at which our members purchase ancillary products to complement the major medical health insurance products that we sell to them, we can achieve growth in the lifetime profitability of our members and provide for broader and stronger relationship with them. We have been successful in cross-selling ancillary products to our individual and family plan products, which has been an important contributor to our ability to maintain profitability in this business despite the decline in our membership base. Our goal is to replicate this strategy in the Medicare-related and small business health insurance markets.

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

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous health insurance information according to each customer's specific insurance need. Our ecommerce platform enables consumers to compare health insurance plans in a side-by-side format based on plan characteristics such as price, plan type, deductible amount, co-payment amount and in-network and out-of-network benefits. Our Medicare plan comparison tool is designed to enable Medicare-eligible individuals to compare plan premiums, deductibles, out-of-pocket drug expenses, coverage limitations on medications and other aspects of Medicare-related health insurance plans. Our automated recommendation capability for individual and family health insurance presents a series of questions and recommends health insurance plans based on the consumer’s input. Our proprietary recommendation algorithms are carrier agnostic and are designed based on the several million customer assistance encounters our company has facilitated.

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

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online.  We have relationships with a large number of Medicare-related, individual and family, small business and ancillary health insurance carriers, including large national carriers and well-established regional carriers. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.  The amendment or termination of an agreement we have with a health insurance carrier may adversely impact the commissions we are paid on health insurance plans that we have already sold through the carrier.

Revenue derived from Humana represented approximately 23%, 23% and 22% of our total revenue for the years ended December 31, 2015, 2016 and 2017. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11%, 13% and 16% of our total revenue in 2015, 2016 and 2017, respectively. Revenue derived from carriers owned by Aetna represented approximately 10%, 10% and 9% of our total revenue in each of the years ended December 31, 2015, 2016 and 2017.

Marketing

We focus on building brand awareness, increasing individual, family and small business customer visits to our websites, increasing Medicare customer visits to our website and telephonic sales centers and converting these visitors into members. Our marketing initiatives are varied and numerous. They include:

Direct Marketing. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.Medicare.com, www.eHealthMedicare.com, www.PlanPrescriber.com and www.GoMedigap.com) either directly or through algorithmic search listings on Internet search engines and directories. Our direct marketing programs include direct mail, email marketing, and television, radio and print advertising. We recognize expenses in our direct member acquisition channel in the period in which they are incurred.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website or call centers through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, as well as various Internet marketing programs such as display advertising and retargeting campaigns. Our online advertising programs are delivered across all Internet-enabled devices, including desktop computers, tablet computers and smart phones. We recognize expenses associated with search advertising in the period in which the consumer clicks on the advertisement.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website and call centers through a pay-for-performance network, comprised of hundreds of partners that drive consumers to our ecommerce platform and call centers. These partners include online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; financial and online services partners in industries such as banking, insurance, mortgage and association partners; affiliate programs; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail and television advertising. Growth in our marketing partner channel depends upon our expanding marketing programs with our existing marketing partners and adding new marketing partners. We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer's application is approved by the health insurance carrier, or the referral of a Medicare-related lead to us by the marketing partner. Some of our marketing partners have tiered arrangements where the amount we pay the marketing partner per submitted application increases as the volume of submitted applications we receive from the marketing partner increases. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Alternatively, if a marketing partner is licensed to sell health insurance, we may share a percentage of the commission revenue we earn from the health insurance carrier for each member referred by that partner. In the Medicare business our current emphasis is on reducing the contribution from the lead aggregator marketing channel that is characterized by high acquisition costs and emphasizing strategic partnerships including relationships with health care industry participants, such as pharmacies and hospital networks, and with affiliate organizations where our acquisition costs may be significantly lower.

Because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising or retargeting campaigns.  Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our online advertising channel has in the past, and could in the future, result in marketing and advertising expenses significantly higher than our expectations. This has in the past negatively impacted profitability, because any revenue derived from submitted applications that are approved by health insurance carriers has not been recognized until future periods. This impact on our profitability will change effective from the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Technology and Content

We have a technology and content team that is responsible for ongoing enhancements to the features and functionality of our ecommerce platform, which we believe are critical to maintaining our technology leadership position in the industry.  A large number of our technology and content employees are located in our subsidiary in Xiamen, China. There are many risks associated with having an operation and doing business in China. Information regarding risks involving our operations in China is included in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

In addition to state regulations, we also are subject to regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans.  For example, our health insurance carrier partners are required to file with CMS and state departments of insurance certain of our platforms, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We also have filed patent applications that relate to certain of our technology and business processes.

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

Government. In connection with our marketing of Medicare related health insurance plans, we compete with the federal government’s original Medicare program. CMS also offers Medicare plan online enrollment, information and comparison tools and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans. CMS has regulatory authority over the Medicare Advantage program and can influence the competitiveness of Medicare Advantage and Medicare Part D prescription drug plans compared to the original Medicare program, as well as the compensation that health insurance carriers are allowed to pay us.

As a part of health care reform, each state was required to establish a health insurance exchange where individuals, families and small businesses can purchase health insurance. For states that are not operating a health insurance exchange, the federal government has implemented and is operating the exchange for that state. The FFM operated some part of the health insurance exchange in 36 states during 2017. Among other things, the FFM and government exchanges in the states not served by the FFM have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Qualified health insurance plans that individuals and families must purchase in order to receive health care reform-related financial assistance in the form of subsidies to purchase health insurance must be purchased through government health insurance exchanges.

Government exchanges have invested significant amounts to raise consumer awareness and drive consumers to their health insurance marketplaces through Internet, television, radio, email and print advertising. In addition, government exchanges rank highly in algorithmic Internet search rankings for terms related to health insurance. Government exchange marketing efforts have increased competition and the cost of generating demand for individual and family health insurance online. Notwithstanding our relationship with the FFM to enroll individuals into qualified health plans through it, the FFM is a significant source of competition given the large number of subsidy-eligible individuals that must purchase their health insurance through the exchanges to receive their subsidies and given that those individuals and families that we enroll through government exchanges establish a relationship with the government exchanges when we do so and may receive marketing directly from the government exchanges. The new Administration has substantially reduced funding available to the FFM for operating activities including marketing; however, it is not yet clear what impact this will have on the competitive dynamics in the Individual market.

Insurance carriers. Many health insurance carriers directly market and sell their plans to consumers through call centers and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers and, to a much lesser extent, to small businesses. Health insurance carriers have become more experienced in marketing their products directly to consumers, both over the Internet and through more traditional channels, which has resulted in increased competition.

Other agents and brokers. We compete with agents and brokers who offer and sell health insurance plans utilizing traditional offline distribution channels as well as the Internet. Our current competitors include the tens of thousands of local insurance agents across the United States who sell health insurance plans in their communities. A number of these agents operate websites and provide an online shopping experience for consumers interested in purchasing health insurance. In addition, a number of online health insurance agents like us generate demand over the Internet and sell health insurance to individuals over the Internet and using call centers. Some of these online agents have agreements with CMS, similar to us, that allow them to enroll subsidy-eligible individuals in qualified health insurance plans over the Internet in the states where the federal government is operating the health insurance exchange. As a result, we compete with these companies for consumers eligible for health care reform subsidies as well as for consumers who are not subsidy-eligible.

Internet marketers. There are many internet marketing companies that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and health insurance carriers. We compete with internet marketing companies for individuals who are looking to purchase health insurance.

Seasonality

We have historically sold a significant portion of the Medicare plans that we sell during the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2015, 2016 and 2017, 56%, 49% and 52%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter. This seasonality is subject to change in future periods, particularly in connection with any change in the timing of the annual open enrollment periods.

Substantially all Medicare Advantage and Medicare Part D prescription drug policies renew on January 1 of each year, resulting in our recognizing substantially all Medicare Advantage and Medicare Part D prescription drug plan annual renewal commission revenue in our first quarter. Accordingly, total Medicare plan-related commission revenue has historically been highest in our first and fourth quarters and lowest in our second and third quarters.

In 2016, the annual open enrollment period for individual and family health insurance began on November 1, 2016 and ended on January 31, 2017, for coverage effective in 2017. In 2017, CMS changed the annual open enrollment period for individual and family health insurance, which ran from November 1, 2017 through December 15, 2017 for coverage effective in 2018. Individuals and families generally are unable to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period by meeting certain qualifying events, such as losing employer-sponsored health insurance, moving to another state or becoming eligible or ineligible for a government subsidy for their health insurance, in which case they may purchase individual and family health insurance during a special enrollment period. We expect the number of applications submitted for individual and family health insurance will be higher during the fourth quarter of 2018 as a result of the annual open enrollment period compared to the first, second and third quarters of 2018, outside of the annual open enrollment period. We expect a reduction in the number of individual and family health insurance applications that are submitted through us in the first quarter of 2018 compared to the first quarter of 2017.

The seasonality of our commission revenue will materially change in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Since a significant portion of our marketing and advertising expenses consists of expenses incurred as a result of payments owed to our marketing partners in connection with health insurance applications submitted on our ecommerce platforms and Medicare-related leads referred to us by our marketing partners and other forms of marketing, our marketing expenses are influenced by seasonal submitted application patterns. For example, due to CMS changing the annual open enrollment period for individual and family health insurance to run from November 1, 2017 through December 15, 2017 for coverage effective in 2018, marketing and advertising expenses were highest during the fourth quarter of 2017. During the first through third quarters of 2017, marketing and advertising expenses were lower, consistent with the lower submitted applications compared to the fourth quarter of 2017. We expect these seasonal trends in marketing and advertising expenses to continue in 2018.

In preparation for the Medicare annual enrollment period during 2015, 2016 and 2017, and to a lesser extent the open enrollment period for individual and family health insurance plans during the same periods, we began ramping up our customer care center staff during our second and third quarters to handle the anticipated increased volume of health insurance transactions. In the first quarters of 2016 and 2017, we retained substantially all of our Medicare sales and enrollment personnel to handle the anticipated increased volume of Medicare-related applications outside of the open enrollment period. We expect these seasonal trends to continue in 2018.

Employees

As of December 31, 2017, we had 1,079 full-time employees, of which 42 were in marketing and advertising, 557 were in customer care and enrollment, 310 were in technology and content and 170 were in general and administrative.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate that individuals have qualifying health insurance or face a tax penalty, although the tax penalty is set at zero beginning in 2019; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a substantial reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them as a result of our sale of health insurance plans, to exit the business of selling individual and family health insurance plans in particular jurisdictions or altogether, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. For these and other reasons, the cost of health insurance has generally increased and many health insurance carriers have suffered financial losses in their individual and family health insurance businesses. As a result, many health insurance carriers have exited the individual and family health insurance business in part or altogether.  The number of individual and family health insurance plans offered on our website has been reduced, including many states and zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, a significant number of our members purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. These members have or will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances have resulted and could in the future result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. If additional health insurance carriers determine not to sell individual and family health insurance, the impact on our individual and family membership and commission revenue will likely be more pronounced. In addition, many health insurance carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. As a result of premium inflation, we have experienced and could in the future experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

The Trump administration and Republican leadership in Congress have attempted on several occasions to repeal or amend the Affordable Care Act, but their efforts at doing so have largely failed. The Affordable Care Act contains a mandate requiring individuals to maintain health insurance plans that comply with the Affordable Care Act or face a tax penalty. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the mandate was set at zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could cause individuals to determine not to purchase or maintain individual and family health insurance and could cause carriers to increase premiums, reduce commissions or exit the business of selling individual and family health insurance, any of which would adversely impact our business, operating results and financial condition.

In addition to eliminating the penalty for violating the individual mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been proposed that would facilitate association-based health insurance plans and promote the sale of more short term health insurance. The expansion of the availability of short term health insurance may cause individuals and families to purchase short term health insurance instead of individual and family health insurance, which could adversely impact our business, operating results and financial condition if any reduction in our sales of individual and family health insurance is not offset by increased sales of short term health insurance. If adopted, the proposed regulations relating to association health plans would allow small businesses to join industry or geographically-based associations and collectively purchase a large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the proposed regulation is to reduce the cost of insurance for individuals who receive their health insurance through associations. The proposed regulation could present new business opportunities for us, but it also may reduce the size of the individual, family and small business health insurance markets that we are able to address, which would harm our business, operating results and financial condition. In light of the current state of the individual and family health insurance market, it appears likely that the Trump administration will continue to attempt to make changes to the Affordable Care Act and its implementing regulations. If the changes do not stabilize the individual and family health insurance market and encourage health insurance carriers to sell affordable individual and family health insurance, our individual and family health insurance business will continue to be adversely impacted.

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

It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the health care reform annual open enrollment period and the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees and contractors to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could suffer a reduction in our membership and our business, operating results and financial condition could be harmed. The Centers for Medicare and Medicaid Services, or CMS, reduced the length of the open enrollment period for individual and family health insurance so that it runs from November 1 to December 15, which could amplify the risks we face as a result of open enrollment periods. In addition, reduction in the amount of time we have to enroll individuals and families during the open enrollment period could result in a reduction in our membership and harm our business, operating results and financial condition.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 36 states. We have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. We must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and that results in our receiving credit for enrollments so that we may be paid a commission.  If the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

CMS has broad authority over the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM process that required that our customers visit the FFM website in the middle of purchasing health insurance to receive a subsidy eligibility determination. The FFM process resulted in a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our membership. If we are forced to use this process, we could continue to experience loss of existing members and new potential members and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition.

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

CMS issued new guidance in May 2017 that makes it possible for us to implement a process for subsidy-eligible individuals to enroll into qualified health insurance plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. In October 2017, we entered into an agreement with CMS that permits us to use this improved process if we ensure that the user experience meets several regulatory requirements. In addition, we must comply with numerous privacy and security requirements. The new enrollment process also has limitations, including the inability to purchase less expensive catastrophic health insurance and an inability to process certain more complex qualified health plans and subsidy eligibility applications for which we are required to use the “double redirect” process that is cumbersome and difficult for consumers to navigate. In addition, CMS may make changes that could affect our ability to process health insurance applications efficiently using this new enrollment process. If we cannot successfully maintain use of the process that allows us to enroll subsidy eligible individuals into qualified health insurance plans through the FFM without leaving our website, we could experience loss of existing members and new potential members, and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition. In addition, if a significant percentage of consumers who come to our platform are complex cases that must use the double redirect process, we will not realize the benefit of the new process and our conversion rates and individual and family health insurance membership and revenue may decline.

The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, CMS has indicated that it intends to abandon support of the improved qualified health plan enrollment process in favor of an even better process that allows us to access the database of information relating to health plans and subsidy eligibility through an application programming interface. While we believe this process is better than the existing and improved process, CMS has indicated that we will be required to satisfy numerous additional privacy and security requirements to be able to use it. We may not be able to meet these requirements in time for the upcoming open enrollment period, and if CMS abandons the existing improved process, we would be required to use the "double redirect" process for qualified health plan enrollment, which would result in our experiencing a reduction in our individual and family health insurance plan membership and revenue and harm our business, operating results and financial condition.

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

Our revenue will be adversely impacted if consumers enroll in Medicare or individual and family health insurance plans that reduce our average commission revenue per member. Due in part to health care reform, major health insurance carriers and other health insurance carriers have exited the individual and family health insurance market in certain jurisdictions or altogether or reduced individual and family health insurance selling efforts in a large number of states, leading to reduction in our commission rates and changes in the health insurance carrier composition of our commission revenue. Since our commission rates vary by carrier, a shift in the mix of products selected by our new members will have an impact on our average commission revenue per member. We do not plan to offer carriers’ individual and family health insurance products on our website if we do not receive commissions for the sale of those plans. Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated commissions for individual and family health insurance. If these conditions persist, or additional carriers reduce or eliminate commissions, our business operating results and financial conditions would be harmed.

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

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we have experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance has reduced the number of plans that we are able to offer on our websites, which results in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on our ecommerce platforms. In addition to reducing commission rates, health insurance carriers may determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed. In addition, if the number of individual and family health insurance products that we are able to offer does not increase, we will continue to experienced reduced demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Changes in our management and key employees could affect our business and financial results.

Our success depends upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. In May 2016, Scott Flanders became our chief executive officer. In June 2016, our former president and chief operating officer resigned. David Francis became our chief financial officer in July 2016 and chief operations officer in October 2016. Mr. Francis most recently became our chief operating officer in January 2018 and Robert Hurley became our president, carrier and business development in January 2018. Tom Tsao, president, small business, individual and family products, resigned in April 2017. In addition to these changes, other senior executive officers have left us, and we have hired additional senior executives, including Tim Hannan, chief marketing officer, Ian Kalin, chief data officer, and David Nicklaus, senior vice president, sales and operations. We also recently announced that all of our revenue operations will report to Mr. Francis and that in light of these increased responsibilites we would begin the search for a new chief financial officer. The change in leadership we have experienced has been significant and has occurred over a short period of time. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel and the significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

In 2016 we conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Further, we have introduced a number of insurance benefit packages that may include a short-term health insurance product and/or other ancillary health insurance products.  Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks and issues not discovered in our strategic review that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing on our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 23%, 23% and 22% of our total revenue for the years ended December 31, 2015, 2016 and 2017, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 11%, 13% and 16% of our total revenue for the years ended December 31, 2015, 2016 and 2017, respectively. Revenue derived from carriers owned by Aetna represented approximately 10%, 10% and 9% of our total revenue for the years ended December 31, 2015, 2016 and 2017, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period has changed the seasonality of our individual and family health insurance business. Since the fourth quarter of 2013, we have experienced a greater number of individual and family health insurance submitted applications in the fourth quarter and first quarter and a lower number of submitted applications in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods.  In the fourth quarter of 2017, the individual and family health plan annual open enrollment period for coverage effective in 2018 began on November 1, 2017 and ended on December 15, 2017, which again changed the seasonality of our individual and family business. As a result, we expect the number of applications submitted for individual and family health insurance will be higher during the fourth quarter of 2018 as a result of the annual open enrollment period compared to the first, second and third quarters of 2018, outside of the annual open enrollment period. We also expect a reduction in the number of individual and family health insurance applications that are submitted through us in the first quarter of 2018 compared to the first quarter of 2017. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter.

In addition, the seasonality of our commission revenue will materially change effective the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Under ASU 2014-09, we expect to recognize significantly lower commission revenue in the first quarter of each year when we have historically recognized commission revenue received from Medicare-related renewals and expect to instead record significantly higher commission revenue in the fourth quarter of each year as a result of the higher volumes of approved plans we typically experience during the fourth quarter open enrollment periods.

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

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. Historically our revenue has been adversely impacted if our membership declines. We receive revenue from commissions health insurance carriers pay to us for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission revenue. Our members may choose to discontinue their health insurance plans for a variety of reasons. For example, our members may replace a health insurance policy purchased through us with a health insurance policy provided by a new or existing employer or may determine that they can no longer afford health insurance. In addition, our members may choose to purchase new plans through other sources or use a different agent. Consumers may also purchase health insurance plans directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. A significant number of our individual and family health insurance plan members experienced termination of their plans so that the plans were not effective in 2017. Similarly, a significant number of our individual and family health insurance plan members experienced termination of their plans so that the plans would no longer be effective in 2018. If we are not successful in transferring members covered under a terminated plan to another policy that we offer, we will lose these members and associated commission revenue. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members on new plans, our revenue will be negatively impacted.

In the first quarter of 2018, we will adopt Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Under the new standard, our revenues will be adversely impacted if we are unable to grow the number of members approved in any period. In addition, if we experience higher member turnover than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, resulting in a write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

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

If we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to our health insurance carriers and have them filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from using the marketing material until the change is made and approved, which would harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon our ability to timely hire, train and retain licensed health insurance agents for our customer care center.

In addition to our websites, we rely upon our customer care centers and outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and contractors first be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we hire and train a significant number of additional employees and contractors on a temporary or seasonal basis in a limited period of time. It may be difficult for the health insurance agents we employ and contract with and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the Medicare annual enrollment period. We must also ensure that our health insurance agents are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period, and even if we are successful, the health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

We determined to enter into the Medicare plan market because we believe the number of individuals becoming eligible for Medicare is increasing and these individuals are increasingly using the Internet to shop for health insurance plans. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, CMS has in the past determined to reduce the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans and it may do so again in the future. These reductions have caused, and could in the future cause, the cost of Medicare Advantage plans to increase or the benefits under Medicare Advantage plans to decrease, either of which would impair our ability to sell Medicare Advantage plans and our business, operating results and financial condition could be harmed. They also may cause health insurance carriers to reduce our compensation, which would harm our business, operating results and financial condition.

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

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, a change in sales and marketing guidelines issued by CMS resulted in our making changes to our Medicare product sales and marketing processes during the third quarter of 2016 that impacted the effectiveness of our call center agents in converting leads into submitted applications. In February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed with CMS. Health insurance carriers have interpreted this guidance to mean that certain websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed with CMS, which could harm our business, operating results and financial condition. Even for our marketing partner websites and marketing material that are filed with CMS, they may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which makes it difficult to adapt and optimize our own websites and marketing material as well as our marketing partner websites and marketing material in a short amount of time and could harm our business, operating results and financial condition.

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

CMS has adopted rules relating to the timing and nature of the compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans that have reduced our compensation as a health insurance agent in connection with the sale of these plans or had other adverse consequences. In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial condition would be harmed. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

We may be unsuccessful in competing effectively against current and future competitors.

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of companies that operate websites, provide an online shopping experience for consumers interested in purchasing health insurance and act as a health insurance agent in connection with that purchase. Some local agents also use Internet advertising and “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In connection with our marketing of Medicare plans, we compete with the original Medicare program. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. We compete with the FFM and state health insurance exchanges implemented as a result of health care reform in marketing individual and family health insurance products. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which has facilitated additional competition.

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

Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to:

•	undertake more extensive marketing campaigns for their brands and services;

•	devote more resources to website and systems development and other aspects of their operations to comply with applicable laws, regulations and rules;

•	negotiate more favorable commission rates and commission override payments; and

•	make more attractive offers to potential employees, marketing partners and third-party service providers.

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. We may make changes to our ecommerce platforms in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, or in the event the number of mobile and tablet visitors to our platforms continue to increase, our membership may decline, which would harm our business, operating results and financial condition.

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

Changes in the variety, quality and affordability of the health insurance plans that carriers offer on our ecommerce platforms could harm our business and operating results.

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

A large majority of our revenue is commission revenue that we receive after an individual submits an application through us. A significant component of our marketing and advertising expenses consists of expenses incurred in search engine advertising at the time a consumer clicks on an advertisement, payments owed to our marketing partners as a result of applications submitted through us and direct advertising programs such as television advertising and direct marketing. Historically, as a result of the timing difference between expense and associated revenue recognition, our operating results and cash flows have been adversely affected in periods where we experienced a significant increase in new applicants. For example, the Medicare annual enrollment period and the implementation of health care reform open enrollment periods for individual and family health insurance have in the past caused a substantial number of health insurance applications to be submitted through us in a short period of time and a substantial increase in marketing and advertising expenses. Because commission revenue related to any submitted applications that result in paying members was not recognized until future periods, the marketing and advertising expense associated with the submitted applications had a negative impact on operating results and cash flows in the period in which the submitted applications were received.

In the first quarter of 2018, we will adopt Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The adoption will result in a significant change to the scope and timing of our revenue recognition. As a result, we expect a substantial reduction in the timing difference between expense and associated revenue recognition in accordance with this new guidance and, as a result, better matching of the expense and the related revenue generated by our operating activities. However, due to commissions still being paid to us over time, this timing difference could have a negative impact on cash flows in periods where we experience a significant increase in new applicants or otherwise harm our business, operating results and financial condition.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platforms. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes in the San Francisco Bay Area and elsewhere in Northern California.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, government health insurance exchange websites appear prominently in algorithmic search results. Our website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of member acquisition and harm our business, operating results and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. The competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. The competition increases substantially during the open enrollment periods for individual and family health insurance and Medicare related health insurance. If paid search advertising costs increase or become cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

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

To the extent that health care reform makes it less profitable or desirable for marketing partners to promote us to their customers, we may lose relationships with existing marketing partners or those marketing partners may refer fewer individuals to us. We may also have difficulty entering into relationships with new marketing partners. Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. In addition, we have relationships with hospitals and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospitals and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospitals or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

We rely on health insurance carriers to accurately and regularly prepare commission reports, and if these reports are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed. We also may not recognize trends in our membership as a result of a lack of information from health insurance carriers.

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. Although we recognize commissions reported to us net of estimated cancellations, the extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Historically, to the extent that health insurance carriers understated or failed to accurately report the amount of commissions due to us in a timely manner or at all, we were unable to recognize revenue to which we were entitled, which harmed our business, operating results and financial condition. Our recognition of revenue will change in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Prospectively, to the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, we would collect a lower amount of commissions than revenue we recognized upon the carrier's approval of the policy, which would harm our business, operating results and financial condition.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. As a result of open enrollment periods, we may not receive information from our carriers on as timely a basis due to significant spikes in volume, which could impair the accuracy of our membership estimates. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. Total revenue per estimated member for the period would also change if our estimated membership changed. Our estimate regarding the average amount of time our members maintain their health insurance plans also could be inaccurate as it depends on the accuracy of our membership estimates.

Our business is subject to security risks and, if we are unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential information of consumers and the transmission of this information to their chosen health insurance carriers and to government. For example, we collect names, addresses, Social Security and credit card numbers, and information regarding the medical history of consumers. As a result, we are subject to various laws and regulations and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information. We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions. We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. In addition, in the event that additional data security laws are implemented, or our health insurance carrier or other partners determine to impose requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular health insurance carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, health insurance carriers may require us to be compliant with Payment Card Industry, or PCI, security standards in order to accept credit card information from consumers or require us to comply with privacy and security standards to do business with us at all. PCI compliance and compliance with other privacy and security standards are regularly assessed, and we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept credit card information from consumers or conduct health insurance business, and our relationship with health insurance carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

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

We believe that our intellectual property is an essential asset of our business and that our technology currently gives us a competitive advantage in the distribution of Medicare-related, individual and family and small business health insurance. We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks may be held invalid or unenforceable. Moreover, the law relating to intellectual property is not as developed in China, and our intellectual property rights may not be as respected in China as they are in the United States. We may not be effective in policing unauthorized use of our intellectual property, trade secrets and other confidential information, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, trade secrets and confidential information, our business, operating results and financial condition could be harmed.

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

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we otherwise provide could harm our business and operating results.

We provide information on our website, through our customer care centers and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We also have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance which would cause us to lose our commission revenue, and our business, operating results and financial condition would be materially harmed. In addition, if regulators believe our websites are not compliant with applicable laws or regulations, we could be forced to stop using our websites or certain aspects of them until the issue is resolved, which would harm our business, operating results and financial condition.

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

As part of our initiative to expand our presence in the Medicare supplement market, we acquired Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap) in January 2018. We may not be able to realize anticipated synergies and opportunities as a result of the acquisition, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the rest of our business. We may also encounter difficulties in integrating GoMedigap into our existing business. If anticipated synergies and opportunities are not realized, our business, operating results and financial condition would be harmed.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the “Jobs Act”, was signed into law resulting in significant changes to the Internal Revenue Code. The Jobs Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, changes U.S international taxation from a worldwide tax system to a territorial system, and implements a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. While we are able to make reasonable estimates of the impact of the reduction in corporate rates and other changes, the final impact of the Jobs Act may differ from these estimates, as a result of, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the internal revenue service and resulting actions we may take.

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

Our business could be harmed if we are unable to contact our consumers or market the availability of our products through specific channels.

We use email and telephone, among other channels, to market our services to potential members and as the primary means of communicating with our existing members. The laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send email or telephone messages to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email, Internet service providers, e-mail service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and e-mail service providers have relationships with organizations whose purpose it is to detect and notify the Internet and e-mail service providers of entities that the organization believes is sending unsolicited e-mail.  If an Internet or e-mail service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our email to members or potential members. Similarly, various federal and state laws and regulations, including the Telephone Consumer Protection Act (TCPA) and its implementing regulations, restrict the telephone calls that businesses may make to consumers and increase the compliance costs for businesses making telephone calls to consumers. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using such tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of December 31, 2017. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2017:

Location	Approximate Square Footage	Primary Use
Mountain View, California - 340 and 440 East Middlefield Road	36,012	Corporate headquarters, marketing and advertising, technology and content and general and administrative
Gold River, California	44,738	Customer care and enrollment, technology and content and general and administrative
South Jordan, Utah	28,915	Customer care and enrollment
Xiamen, China	52,930	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

ITEM 1.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.  The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice. The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017, the Company entered into a joint stipulation for settlement of class action consistent with the settlement term sheet. The terms of the settlement are subject to a hearing and court approval.  As of December 31, 2017, we recorded an accrual for estimated potential damages in our consolidated financial statements.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 28, 2018, there were 25 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $16.29 per share on February 28, 2018 as reported by The NASDAQ Global Market.

The following table sets forth for the indicated period the closing high and low sales prices for our common stock as reported on The NASDAQ Global Market.

	High	Low
First Quarter 2017	$12.75	$10.33
Second Quarter 2017	$19.53	$10.41
Third Quarter 2017	$25.65	$14.63
Fourth Quarter 2017	$28.59	$17.17
Year 2017	$28.59	$10.33
	High	Low
First Quarter 2016	$10.96	$8.14
Second Quarter 2016	$15.14	$8.45
Third Quarter 2016	$14.39	$8.98
Fourth Quarter 2016	$11.61	$6.38
Year 2016	$15.14	$6.38
Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year and quarter ended December 31, 2017.

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the NASDAQ Composite index and the Research Data Group (“RDG”) Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
eHealth, Inc.	$100.00	$103.31	$97.82	$74.26	$105.57	$76.01
NADAQ Composite	$100.00	$130.61	$147.52	$146.84	$178.69	$235.59
RDG Internet Composite	$100.00	$163.02	$158.81	$224.05	$235.33	$338.52

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share amounts):	Year Ended December 31,
	2013	2014	2015	2016	2017
Revenue:
Commission	$153,383	$158,626	$171,257	$170,850	$158,424
Other	25,797	21,051	18,284	16,110	13,931
Total revenue	179,180	179,677	189,541	186,960	172,355
Operating costs and expenses:
Cost of revenue	5,461	4,494	4,178	3,176	2,273
Marketing and advertising (1)	71,660	69,732	75,571	72,213	65,874
Customer care and enrollment (1)	35,099	42,745	42,540	47,930	59,183
Technology and content (1)	32,579	40,390	36,351	32,749	32,889
General and administrative (1)	29,235	27,549	30,858	36,004	39,969
Acquisition costs	—	—	—	—	621
Restructuring (1)	—	—	4,541	(297)	—
Amortization of intangible assets	1,414	1,529	1,153	1,040	1,040
Total operating costs and expenses	175,448	186,439	195,192	192,815	201,849
Income (loss) from operations	3,732	(6,762)	(5,651)	(5,855)	(29,494)
Other income (expense), net	(92)	(98)	45	102	327
Income (loss) before provision (benefit) for income taxes	3,640	(6,860)	(5,606)	(5,753)	(29,167)
Provision (benefit) for income taxes	1,917	9,345	(843)	(871)	(3,755)
Net income (loss)	$1,723	$(16,205)	$(4,763)	$(4,882)	$(25,412)
Net income (loss) per share:
Basic	$0.09	$(0.88)	$(0.26)	$(0.27)	$(1.37)
Diluted	$0.09	$(0.88)	$(0.26)	$(0.27)	$(1.37)
Weighted average number of shares used in per share amounts:
Basic	19,145	18,367	18,008	18,272	18,512
Diluted	19,846	18,367	18,008	18,272	18,512

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2013	2014	2015	2016	2017
Marketing and advertising	$2,112	$1,692	$1,950	$1,237	$1,033
Customer care and enrollment	342	386	477	497	418
Technology and content	1,641	1,611	1,728	1,836	1,410
General and administrative	3,707	2,188	2,734	3,696	6,833
Restructuring	—	—	113	—	—
Total	$7,802	$5,877	$7,002	$7,266	$9,694

	As of December 31,
	2013	2014	2015	2016	2017
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$107,055	$51,415	$62,710	$61,781	$40,293
Working capital	$97,220	$39,738	$45,606	$48,218	$28,385
Total assets	$166,426	$106,664	$113,319	$108,899	$88,690
Non-current liabilities	$6,165	$6,449	$4,962	$3,374	$900
Retained earnings (Accumulated deficit)	$30,466	$14,261	$9,498	$4,616	$(20,796)
Total stockholders’ equity	$133,017	$73,478	$76,421	$77,601	$61,143

Revenue By Segment Data (in thousands)	Year Ended December 31,
	2015	2016	2017
Commission revenue
Medicare	$57,508	$74,340	$95,146
Individual, Family and Small Business	113,749	96,510	63,278
Total commission revenue	171,257	170,850	158,424
Other revenue
Medicare	5,655	5,929	7,438
Individual, Family and Small Business	12,629	10,181	6,493
Total other revenue	18,284	16,110	13,931
Total revenue	$189,541	$186,960	$172,355

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading private health insurance exchange for individuals, families and small businesses. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. This strategic acquisition significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allows us to accelerate our projected Medicare plan enrollment growth in 2018 and beyond. For more information on our acquisition of GoMedigap, see Note 10-Subsequent Events in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

We operate as two distinct reporting segments:

•Medicare and
•Individual, Family and Small Business.

For more information on segment and geographic information, see Note1-Summary of Business and Significant Accounting Policies and Note 9-Operating Segments, Geographic Information and Significant Customers in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part I, Item 1, Business - Health Care Reform and Part I, Item 1A, Risk Factors - Risks Related to Our Business. Various aspects of health care reform may impact our business positively. For instance, the mandate that individuals and families have qualified health insurance or face a tax penalty and the government providing individuals and families’ subsidies in the form of premium tax credits and cost sharing reductions are provisions in the law that could benefit our business. The penalty for violating the mandate has been reduced to zero effective in 2019, and notwithstanding these aspects of health care reform, the implementation of health care reform has significantly reduced our individual and family health insurance membership and commission revenue and could continue to have a material adverse effect on our business and results of operations.

The Trump administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act, but their efforts to do so have so far been unsuccessful. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual mandate to have qualifying health insurance was reduced to zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could have a further adverse impact on the individual and family health insurance market. In addition to the repeal of the mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been proposed that would facilitate association-based health insurance plans and promote the sale of more short term health insurance. The expansion of the use of short term health insurance may cause individuals and families to purchase short term health insurance instead of individual and family health insurance. If adopted, the proposed regulations relating to association health plans would allow small businesses to join industry or geographically-based associations and collectively purchase large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the proposed regulation is to reduce the cost of insurance for individuals who receive their health insurance under associations. The proposed regulations relating to association-based health insurance and short term health insurance could present new business opportunities for us, but also may reduce the size of the individual, family and small business health insurance markets that we address.

Summary of Selected Application and Membership Metrics

In addition to traditional financial metrics, we rely upon the several business metrics to evaluate our business performance and facilitate long-term strategic planning. The following table shows certain selected quarterly metrics for the years ended December 31, 2016 and 2017:

Key Metrics:	Three Months Ended
	Mar. 31, 2016	Jun. 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Submitted applications:
Medicare submitted applications (1)	30,900	32,700	24,100	85,300	31,300	31,200	28,900	98,800
IFP submitted applications (2)	74,300	9,800	8,900	45,100	22,000	5,400	5,100	34,900
Other submitted applications (3)	97,400	60,600	56,400	62,100	63,400	53,400	56,000	61,800
Total submitted applications (4)	202,600	103,100	89,400	192,500	116,700	90,000	90,000	195,500

Medicare Advantage submitted applications (5)	23,126	24,923	17,100	56,000	21,800	23,100	21,000	60,000

Estimated membership:
Medicare products (6)	220,300	242,700	242,500	304,900	284,900	300,400	314,500	384,900
IFP products (7)	523,000	481,300	390,400	360,600	265,200	244,900	227,300	224,400
Other products (8)	409,600	381,900	355,400	349,700	342,600	340,500	332,300	327,600
Total estimated membership (9)	1,152,900	1,105,900	988,300	1,015,200	892,700	885,800	874,100	936,900

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

(6)
Estimated number of members active on Medicare-related health insurance as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

(7)
Estimated number of members active on IFP health insurance plans as of the date indicated. To determine the estimate, we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that is up to six months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the period being estimated; and (ii) the number of approved members over that period (after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For IFP health insurance plans, a member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

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

(9)
Estimated number of members active on all insurance plans as of the date indicated. See the notes (6), (7) and (8) above for additional information regarding our calculation of total estimated membership.

Health insurance carrier’s bill and collect insurance premiums paid by our members. The carriers do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date.

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

Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. For the years ended December 31, 2015, 2016 and 2017, applications submitted through us for Medicare-related, individual and family, small business and ancillary health insurance products from our three member acquisition channels, expressed as a percentage of all health insurance applications submitted through us during the same periods, were as follows:

	Year Ended December 31,
	2015	2016	2017
Source of total submitted applications (as a percentage of total submitted applications for the year):
Direct	51%	53%	57%
Marketing partners	37%	34%	35%
Online advertising	12%	13%	8%
Total	100%	100%	100%

Factors Influencing Commission Revenue

Our commission revenue is influenced by a number of factors including:

•	the number of applications for Medicare-related, individual, family and small business and ancillary health insurance we submit to health insurance carriers that are approved;

•	the rate at which the individuals on those applications turn into paying members;

•	the commission rates we receive for the health insurance plans that we sell; and

•	our membership retention.

Submitted Applications. In 2017 we generated 10% Medicare submitted application growth during 2017 compared to 2016, which represented a deceleration from prior years’ growth, driven primarily by the change in our marketing strategy as we de-emphasized less profitable customer acquisition channels and worked on building out the more efficient direct and strategic partner channels. As a result of this strategy, we experienced an improvement in conversion of leads to applications and lower cost of acquisition in the second half of 2017 compared to the first half of 2017 and the same period a year ago, and anticipate that we will see higher growth in Medicare submitted applications in 2018. Our individual and family plan submitted applications declined in 2017 due to a continuing challenging environment in this market, as well as our reduction in marketing spend.

Approval Rates and Initial Payment Rates. Approval rates for Medicare-related health insurance remained relatively consistent in 2015, 2016 and 2017. Initial payment rates for approved Medicare-related health insurance plans remained relatively consistent in 2015, but declined slightly in 2016 and 2017 due to a change in carrier mix. As a result of the health care reform prohibition on using pre-existing health conditions as a reason to deny health insurance applications, we have experienced higher approval rates on individual and family plan applications submitted during the open enrollment periods compared to periods before health care reform implementation. Individual and family health insurance approval rates have historically been lower outside of the open enrollment period than for applications submitted during the open enrollment period. In addition, during the first and second quarters of 2015, our individual and family plan commission revenue benefited from carriers paying us earlier on policies approved during the open enrollment period that ended in 2015 compared to the prior open enrollment period. The timing of carrier payments received during 2016 and 2017 were similar to 2015.

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

We observed higher commission rates on Medicare Advantage and Medicare Supplement plans that we sold during the 2016 annual enrollment period for coverage effective in 2017 compared to policies that we sold during the 2015 annual enrollment period for coverage effective in 2016. Our average commission rates for Medicare Advantage and Medicare Supplement plans sold in years prior to 2017 have remained consistent during 2017 compared to 2016.

We have experienced a reduction in our average commission rates for individual and family plans sold during the 2016 open enrollment period for coverage effective in 2017 compared to the 2015 open enrollment period for coverage effective in 2016. Changes in the volume of health insurance applications submitted during the annual open enrollment periods for individual and family plans compared to applications submitted outside of the annual open enrollment period has caused us to experience shifts in the concentration of our membership by health insurance carrier and type of plan purchased and corresponding fluctuations in our average commission rate. Recently, given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance, several health insurance carriers with which we have a relationship, made changes to the commissions they pay us, including reducing or eliminating our commissions for individual and family health insurance enrollments outside of the open enrollment period, reducing or eliminating our commissions for individual and family health insurance plans sold during the 2016 open enrollment period for coverage effective in 2017 and/or reducing our 2017 renewal commissions for individual and family health insurance plans we previously sold in prior years.

Retention Rates. Our commission revenue is also influenced by our member retention rates. Retention rates are typically lower in the first policy year. Our Medicare Advantage membership retention rates for the first policy year have improved during 2017 compared to 2016, while retention rates for renewal years for Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans declined slightly during 2017 compared to 2016. Our individual and family plan membership retention rates were negatively impacted by health care reform throughout 2016 and 2017 with 2017 retention rates lower than 2016.

The number of new individual and family health insurance members added during 2016 and 2017 was insufficient to offset the loss of existing members, resulting in a decline in our estimated individual and family health insurance membership during those periods. We believe the decline in retention rates related to premium inflation in the individual and family plan market and carriers exiting the individual and family health insurance market altogether or in certain jurisdictions.

Adoption of ASC 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. ASU 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09).

Topic 606 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt this new accounting standard for the reporting period beginning on January 1, 2018 using the full retrospective method to restate each prior reporting period presented.

We have completed a review of our business processes, systems and controls as part of our efforts to adopt the new revenue recognition standard and are executing on our developed project plan, which includes analyzing the standard’s impact on our contract portfolio, comparing our historical policies and practices to the requirements of the new standard and identifying differences from applying the requirements of the new standard to our contracts. We have implemented necessary internal controls to ensure we adequately evaluate our portfolio of contracts under the five-step model promulgated by FASB to ensure proper assessment of our operating results under the new standard. We do not expect a significant change in our control environment due to the adoption of the new standard; however, we will continue to assess until we finalize the impact of the adoption. We are also reporting on the progress of the implementation to our board of directors and the audit committee of our board of directors on a regular basis during the project’s duration.

The adoption of the new standard will have a material impact to our opening balance sheet as of January 1, 2016 due to the cumulative effect of adopting the standard using the full retrospective method. In addition, our adoption of the new standard will have a material impact on our commission revenue and, as a result, on our consolidated balance sheets and consolidated statements of comprehensive income (loss) as of and for the years ended December 31, 2016 and 2017. Under the new standard, since our services associated with Medicare-related, individual and family and ancillary health insurance plans are complete once an application is approved by a carrier, we will recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue at the time the plan is approved by the carrier equal to the estimated commissions we expect to collect on the plan. The estimated commissions we expect to collect on a plan and that we will recognize as revenue upon approval of the application will vary based on product type and other factors, such as the estimated commission rates and the estimated life of the respective policies. These estimates will change with our actual experience after adoption. We are still in the process of finalizing our estimates by product type. Due to annual services we provide in renewing small business health insurance plans, we expect to recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. We have reviewed our contracts with our customers, the carriers whose plans we sell, and determined that we do not incur incremental costs when we enter into new contracts with carriers; therefore, we do not expect to capitalize contract acquisition costs as a result of the adoption of the new standard. The new standard will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of plans approved by carriers, or the following 12 months for small business health insurance plans, for which we are the broker of record. In addition, we are in the process of assessing the impact the adoption of the new standard will have on our accounting for income taxes. Our adoption of the new standard will also significantly change the seasonality of our revenues, primarily with respect to our Medicare-related, individual and family and ancillary health insurance plan commission revenue. Under Topic 606, we expect to recognize significantly lower commission revenue in the first quarter of each year when we have historically recognized commission revenue from Medicare-related renewals and expect to instead record significantly greater commission revenue in the fourth quarter of each year as a result of the increase in approved plans we experience during the fourth quarter annual and open enrollment periods.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Business Combinations;

•	Realizability of Long-Lived Assets and;

•	Accounting for Income Taxes.

During the year ended December 31, 2017, there were no significant changes to our critical accounting policies and estimates.

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

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014, CMS issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarters of 2015, 2016 and 2017, we recognized revenue for policies included on a commission statement received prior to the end of the year for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarter of that following year. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction.

Certain commission amounts are subject to forfeiture if the policy is subsequently cancelled and either the carrier takes back all or a portion of the commission they have paid to us or we will no longer receive monthly commission payments for the remainder of the plan year. We record an estimate for these forfeitures based on our historical cancellation experience using data provided on commission statements. Policy cancellations and the commission amounts, if any, to be taken back by the carrier are typically reported to us by health insurance carriers several months after the policy’s cancellation date. Our estimate for forfeitures payable to a carrier, which is included in Other Current Liabilities in the Consolidated Balance Sheets, includes an estimate of both the reporting time lag and the forfeiture amount, based on our historical experience by policy type. Similarly, our estimate for commission amounts not expected to be collected due to policy cancellations, which is recorded as a reduction of Accounts Receivable in the Consolidated Balance Sheets, includes an estimate of the annual policy cancellation rate, based on our historical experience by policy type.  Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2015, 2016, and 2017 that had a material impact on our estimate for forfeitures.

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

Adoption of New Revenue Recognition Policy

In the first quarter of 2018, we will adopt Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which will have a material impact on our consolidated financial statements, as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Under the new standard, we will be required to estimate commissions we expect to collect from Medicare-related, individual and family and ancillary health insurance plans as commission revenue over the life of the plan at the time it is approved by the carrier. Due to annual services we provide in renewing small business health insurance plans, we expect to recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. Our estimates will be based on a number of assumptions including, but not limited to, estimating forfeitures from plan cancellations, customer renewal rates and expected future commission rates likely to be received per member based on renewal, product type and carrier. These assumptions will be based on historical trends and incorporate management’s judgment. To the extent we make changes to the assumptions, we will recognize any material impact of the changes to estimated commission revenue in the reporting period in which the change is made.

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the estimated fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2017, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-

Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Business Combinations

We include the results of operations of acquired businesses prospectively from the acquisition date. We allocate the fair value of the purchase consideration of our acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.

When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions. When provisional amounts are recorded in the reporting period in which a business combination occurs, adjustments to the provisional amounts may be subsequently recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that would have affected the measurement of the amounts recognized at the acquisition date. Adjustments to the provisional amounts identified during the measurement period, which is a period not to exceed one year from the acquisition date, are reported in the period the adjustment is identified by means of an adjustment to goodwill, with the effect on earnings measured as if the provisional amounts had been completed at the acquisition date. Adjustments to amounts recognized in a business combination that occur after the end of the measurement period are recognized in current period operations.

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

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As at the year ended December 31, 2017, we maintained a full valuation allowance against our federal and state deferred tax assets. Any future change in the valuation allowance could have an effect on the income tax provision in our Consolidated Statement of Comprehensive Loss.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the “Jobs Act”, was signed into law resulting in significant changes to the Internal Revenue Code. The Jobs Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, changes U.S international taxation from a worldwide tax system to a territorial system, and implements a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. While we are able to make reasonable estimates of the impact of the reduction in corporate rates and other changes, the final impact of the Jobs Act may differ from these estimates, as a result of, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the internal revenue service and resulting actions we may take.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended December 31, 2015, 2016 and 2017 (dollars in thousands):

	Year Ended December 31,
	2015		2016		2017
Revenue
Commission	$171,257	90%	$170,850	91%	$158,424	92%
Other	18,284	10%	16,110	9%	13,931	8%
Total revenue	189,541	100%	186,960	100%	172,355	100%
Operating costs and expenses:
Cost of revenue	4,178	2%	3,176	2%	2,273	1%
Marketing and advertising	75,571	40%	72,213	39%	65,874	38%
Customer care and enrollment	43,159	23%	48,718	26%	59,183	35%
Technology and content	36,351	19%	32,749	17%	32,889	19%
General and administrative	30,239	16%	35,216	19%	39,969	23%
Acquisition costs	—	—%	—	—%	621	—%
Restructuring charge (benefit)	4,541	3%	(297)	—%	—	—%
Amortization of intangible assets	1,153	1%	1,040	1%	1,040	1%
Total operating costs and expenses	195,192	104	192,815	103	201,849	117
Loss from operations	(5,651)	(3)%	(5,855)	(3)%	(29,494)	(17)%
Other income (expense), net	45	—%	102	—%	327	—%
Loss before benefit from income taxes	(5,606)	(3)%	(5,753)	(3)%	(29,167)	(17)%
Benefit from income taxes	(843)	—%	(871)	—%	(3,755)	(2)%
Net loss	$(4,763)	(3)%	$(4,882)	(3)%	$(25,412)	(15)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2015	2016	2017
Marketing and advertising	$1,950	$1,237	$1,033
Customer care and enrollment	477	497	418
Technology and content	1,728	1,836	1,410
General and administrative	2,734	3,696	6,833
Restructuring charges	113	—	—
	$7,002	$7,266	$9,694

Years Ended December 31, 2015,  2016 and 2017

Revenue

The following table presents our commission revenue, other revenue and total revenue for the years ended December 31, 2015, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
Commission	$171,257	$(407)	—%	$170,850	$(12,426)	(7)%	$158,424
Percentage of total revenue	90%			91%			92%
Other	18,284	(2,174)	(12)%	16,110	(2,179)	(14)%	13,931
Percentage of total revenue	10%			9%			8%
Total revenue	$189,541	$(2,581)	(1)%	$186,960	$(14,605)	(8)%	$172,355

2017 compared to 2016—Commission revenue decreased $12.4 million, or 7%, in 2017, due to a $33.2 million or 34% decrease in Individual, Family and Small Business commission revenue, partially offset by a $20.8 million, or 28% increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 38% decline in estimated individual and family health insurance membership as of December 31, 2017 compared to December 31, 2016, primarily attributable to lower submitted application volumes and a decline in our membership retention rate in 2017. The increase in Medicare commission revenue was primarily attributable to a 26% increase in estimated Medicare membership as of December 31, 2017 compared to December 31, 2016, in part due to growth in our sale of Medicare Advantage and Medicare Supplement plans and improved retention rates.

Other revenue decreased $2.2 million, or 14%, in 2017 due primarily to decreases of $1.5 million in online sponsorship and advertising revenue, $0.4 million in lead generation revenue and $0.2 million in licensing fees.

2016 compared to 2015—Commission revenue decreased $0.4 million in 2016, due to a $17.2 million decrease in Individual, Family and Small Business commission revenue, partially offset by a $16.8 million increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 28% decrease in individual and family health insurance estimated membership as of December 31, 2017 compared to December 31, 2016. The increase in Medicare commission revenue was primarily due to a 33% increase in Medicare estimated membership as of December 31, 2017 compared to December 31, 2016.

Other revenue decreased $2.2 million, or 12%, in 2016, due to decreases of $1.4 million in licensing fees, $0.5 million in online sponsorship and advertising revenue and $0.3 million in lead generation revenue.

Cost of Revenue

Included in cost of revenue are payments related to health insurance plans sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

Additionally, cost of revenue includes the amortization of consideration we paid to certain broker partners in connection with the transfer of their health insurance members to us as the new broker of record on the underlying plans. These transfers include primarily Medicare plan members. Consideration for all book-of-business transfers is being amortized to cost of revenue as we recognize commission revenue related to the transferred members.

The following table presents our cost of revenue for the years ended December 31, 2015, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
Cost of revenue	$4,178	$(1,002)	(24)%	$3,176	$(903)	(28)%	2,273
Percentage of total revenue	2%			2%			1%

2017 compared to 2016—Cost of revenue decreased $0.9 million in the 2017 compared to 2016, due primarily to a $0.4 million decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying plans and a $0.4 million decrease in payments to marketing partners with whom we have revenue sharing arrangements for health insurance plans sold to members who were referred to our website.

2016 compared to 2015—Cost of revenue decreased $1.0 million, or 24%, in 2016 compared to 2015, due primarily to a $0.5 million decrease in payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements and a $0.4 million decrease in amortization expense associated with the consideration we paid to a broker partner in connection with the transfer of several Medicare plan books-of-business to us whereby we became the broker of record on the underlying policies.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the years ended December 31, 2015, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
Marketing and advertising	$75,571	$(3,358)	(4)%	$72,213	$(6,339)	(9)%	$65,874
Percentage of total revenue	40%			39%			38%

2017 compared 2016—Marketing and advertising expenses decreased $6.3 million, or 9%, in 2017, primarily due to decreases of $7.8 million in variable advertising costs and $0.3 million in stock-based compensation, partially offset by increases of $1.2 million in personnel costs due to additional headcount and $0.6 million in consulting expenses. The decrease in variable advertising costs was largely attributable to decreases of $13.3 million in online advertising costs and $9.2 million in marketing partner channel costs, partially offset by a $14.7 million increase in direct marketing costs and was driven primarily by our strategy to shift our demand generation in the Medicare market to more cost-effective channels, as well as the lower volume of submitted individual and family applications compared to 2016.

 2016 compared to 2015—Marketing and advertising expenses decreased $3.4 million, or 4%, in 2016, primarily due to decreases of $1.9 million in personnel costs resulting from lower headcount, including executive officer departures, $0.8 million in variable advertising costs and $0.7 million in stock-based compensation expense, largely due to reversal of stock-based compensation resulting from executive officer departures. The decrease in variable advertising costs resulted from decreases of $2.7 million in direct marketing expenses and $2.3 million in marketing partner channel costs, partially offset by a $4.2 million increase in online advertising costs.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the years ended December 31, 2015, 2016, and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
Customer care and enrollment	$43,159	$5,559	13%	$48,718	$10,465	21%	$59,183
Percentage of total revenue	23%			26%			35%

2017 compared to 2016 —Customer care and enrollment expenses increased $10.5 million, or 21%, in 2017 compared to 2016, primarily due to growth in our Medicare and small group businesses, which resulted in increases of $6.2 million in personnel costs, $2.1 million in external call center costs, $1.2 million in licensing costs and $0.8 million in facilities and other operating costs.

2016 compared to 2015—Customer care and enrollment expenses increased $5.6 million, or 13%, in 2016 compared to 2015, largely due to increases of $4.1 million in personnel costs primarily relating to our Medicare business and $1.0 million in facilities and other operating costs.

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

The following table presents our technology and content expenses for the years ended December 31, 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
Technology and content	$36,351	$(3,602)	(10)%	$32,749	$140	—%	$32,889
Percentage of total revenue	19%			17%			19%

2017 compared 2016 —Technology and content expenses remained relatively flat in 2017 as a result of a $1.2 million increase in personnel costs, offset by decreases of $0.7 million in facilities and other operating costs and $0.4 million in stock-based compensation expense.

2016 compared to 2015—Technology and content expenses decreased $3.6 million, or 10%, in 2016 compared to 2015, due to a decrease in personnel costs resulting from lower headcount.

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

The following table presents our general and administrative expenses for the years ended December 31, 2015 2016 and 2017 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
General and administrative	$30,239	$4,977	16%	$35,216	$4,753	13%	$39,969
Percentage of total revenue	16%			19%			23%

2017 compared to 2016 — General and administrative expenses increased $4.8 million, or 13%, in 2017, primarily due to increases of $3.2 million in stock-based compensation expense, $2.1 million in personnel costs largely due to higher headcount, $0.7 million in lobbying fees, and $0.4 million in facilities and other operating costs, partially offset by decreases of $1.2 million in legal fees and $0.4 million in consulting expenses.

2016 compared to 2015—General and administrative expenses increased $5.0 million, or 16%, in 2016 compared to 2015, due to increases of $1.9 million in personnel costs primarily resulting from severance and relocation costs related to executive officer changes, $0.9 million in stock-based compensation expense resulting from executive officer changes, $0.9 million in third party fees related to a review and analysis of strategic plans, $0.8 million in legal fees and $0.2 million in lobbying fees.

Acquisition Costs

During 2017 we incurred $0.6 million of costs associated with our acquisition of Wealth, Health and Life Advisors, LLC, which was completed on January 22, 2018.

Restructuring Charge (Benefit)

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

The following table presents our restructuring benefit for the years ended December 31, 2015, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
Restructuring	$4,541	$(4,838)	(107)%	$(297)	$297	(100)%	$—
Percentage of total revenue	3%			—%			—

In the second and third quarters of 2016, we reversed $0.3 million related to facility exit costs as we reoccupied office space we had previously vacated and were also released from a lease for other office space we had previously vacated.

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years December 31, 2015, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2015	$	December 31, 2016	$	December 31, 2017
Amortization of intangible assets	$1,153	$(113)	$1,040	$—	$1,040
Percentage of total revenue	1%		1%		1%

2017 compared to 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was flat in 2017 compared to 2016.

2016 compared to 2015—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber decreased in 2016 compared to 2015, due to certain assets that were fully amortized compared to the prior period.

Other Income (Expense), Net

The following table presents our other income (expense), net for the years ended December 31, 2015, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2015	$	December 31, 2016	$	December 31, 2017
Other income (expense), net	$45	$57	$102	$225	$327
Percentage of total revenue	—%		—%		—%

Other income (expense), net, for the years ended 2015, 2016 and 2017 primarily consisted of interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

2017 compared to 2016—Other income (expense), net increased $0.2 million in 2017, primarily due to an increase in interest income.

2016 compared to 2015— Other income (expense), net increased $0.1 million in 2016, primarily due to an increase in interest income.

Benefit from Income Taxes

The following table presents our provision (benefit) for income taxes for the years ended December 31, 2015, 2016 and 2017 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2015	$	December 31, 2016	$	December 31, 2017
Benefit from income taxes	$(843)	$(28)	$(871)	$(2,884)	$(3,755)
Percentage of total revenue	—%		—%		(2)%

2017 compared to 2016—On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Jobs Act, was signed into law resulting in significant changes to the Internal Revenue Code. The Jobs Act reduces the federal corporate income tax rate from 35% to 21% effective for tax periods beginning after December 31, 2017; changes U.S international taxation from a worldwide tax system to a territorial system; and imposes a one-time transition tax on untaxed cumulative foreign earnings and profits as of December 31, 2017. The Act also includes provisions for the elimination of the Alternative Minimum Tax, or AMT, among other changes. We calculated our best estimate of the impact of the Jobs Act in our year end income tax provision in accordance with our understanding of the Jobs Act and guidance available as of the filing date of this Annual Report on Form 10-K and recorded $2.3 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. Of the $2.3 million, we recorded a provisional amount for 2017 included a benefit of $1.8 million related to the reversal of AMT credits, which are now refundable credits under the provisions of the Jobs Act and recorded as long-term receivables, which are included in other assets in the Consolidated Balance Sheets. We have also remeasured the deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future and recorded a $0.5 million benefit as a result of this remeasurement. The effects of other provisions of the Jobs Act are not expected to have a material impact on our consolidated financial statements, however, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take. In addition, the benefit from income taxes in 2017, includes a $1.7 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to a minimum taxes and a foreign tax rate differential.

2016 compared to 2015—We recorded a benefit from income taxes of $0.8 million and $0.9 million during the years ended December 31, 2015 and 2016, respectively. The benefit from income taxes in 2015 and 2016, primarily related to a decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations, partially offset by a provision for income taxes related to a minimum taxes and a foreign tax rate differential.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker, or CODM, regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations. The performance measures of our operating segments include revenues and profit and loss. Our business structure is comprised of two operating segments:

•Medicare and
•Individual, Family and Small Business.

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

The following table presents summary results of our operating segments for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2015	$	%	December 31, 2016	$	%	December 31, 2017
Revenue
Medicare	$63,163	$17,106	27%	$80,269	22,315	28%	$102,584
Individual, Family and Small Business	126,378	(19,687)	(16)%	106,691	(36,920)	(35)%	69,771
Total revenue	$189,541	$(2,581)	(1)%	$186,960	(14,605)	(8)%	$172,355
Segment profit (loss)
Medicare segment loss	$(23,284)	$(9,857)	42%	$(33,141)	14,381	(43)%	$(18,760)
Individual, Family and Small Business segment profit	59,499	8,406	14%	67,905	(37,478)	(55)%	30,427
Total segment profit (loss)	36,215	(1,451)	(4)%	34,764	(23,097)	(66)%	11,667
Corporate	(25,135)	(3,936)	16%	(29,071)	1,481	(5)%	(27,590)
Stock-based compensation expense	(6,889)	(377)	5%	(7,266)	(2,428)	33%	(9,694)
Depreciation and amortization	(4,148)	609	(15)%	(3,539)	702	(20)%	(2,837)
Restructuring (charge) benefit	(4,541)	4,838	(107)%	297	(297)	(100)%	—
Amortization of intangible assets	(1,153)	113	(10)%	(1,040)	—	—%	(1,040)
Other income (expense), net	45	57	127%	102	225	221%	327
Loss before provision (benefit) for income taxes	$(5,606)	$(147)	3%	$(5,753)	(23,414)	407%	$(29,167)

2017 compared to 2016

Revenue

Revenue from our Medicare segment increased $22.3 million, or 28%, in 2017 largely due to a $20.8 million increase in commission revenue and $1.5 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to a 26% increase in estimated Medicare membership as of December 31, 2017 as well as the receipt of increased renewal commissions per member on Medicare Advantage plans during the first quarter of 2017. Estimated Medicare membership as of December 31, 2017 increased due to higher application submissions and improved conversion rates.

Revenue from our Individual, Family and Small Business segment decreased $36.9 million, or 35%, in 2017, primarily attributable to a $33.2 million decrease in commission revenue and a $3.7 million decrease in other revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 38% decline in estimated individual and family health insurance membership in 2017 primarily attributable to lower application submission and a decrease in the membership retention rate. The decrease in other revenue also resulted from the decrease in individual and family health insurance applications submitted during 2017.

Segment Profit (Loss)

Loss from our Medicare segment was $18.8 million in 2017, a $14.4 million, or 43%, improvement compared to a loss of $33.1 million in 2016. The improvement in the Medicare segment in 2017 was primarily due to a $22.3 million increase in revenue, partially offset by a $7.8 million increase in operating expenses excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was primarily attributable to an increase in personnel costs associated with higher headcount, an increase in variable advertising expense associated with the increase in applications and an increase in licensing sales agents.

Profit from our Individual, Family and Small Business segment was $30.4 million in 2017, a $37.5 million, or 55%, decrease compared to profit of $67.9 million from the Individual, Family and Small Business segment in 2016. The decrease in profit from the Individual, Family and Small Business segment in 2017 was primarily due to a $36.9 million decrease in revenue.

2016 compared to 2015

Revenue

Revenue from our Medicare segment increased $17.1 million, or 27%, in 2016 compared to 2015 largely attributable to a $16.8 million increase in commission revenue. The increase in commission revenue was primarily due to a 33% increase in Medicare estimated membership for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue from our Individual, Family and Small Business segment decreased $19.7 million, or 16%, in 2016 compared to 2015. The decrease in commission revenue was primarily due to 28% decrease in individual and family health insurance estimated membership in 2016 compared to 2015.

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

Profit from our Individual, Family and Small Business segment was $67.9 million in 2016, a $8.4 million, or 14% increase compared to profit of $59.5 million from the Individual, Family and Small Business segment in 2015. The increase in profit from the Individual, Family and Small Business segment in 2016 compared to 2015 was primarily due to a decrease in marketing and advertising expense from the Individual, Family and Small Business segment, partially offset by the decrease in revenue from the Individual, Family and Small Business segment.

Liquidity and Capital Resources

At December 31, 2017, our cash and cash equivalents totaled $40.3 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2016, our cash and cash equivalents totaled $61.8 million. The decrease in cash and cash equivalents reflects $15.5 million used in operating activities, $5.1 million used to purchase property and equipment and other assets and $0.9 million used in the net-share settlement of equity awards.

As of December 31, 2017, we have in treasury 574,107 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2016 and December 31, 2017, we had a total of 11,135,590 shares and 11,237,995 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Year Ended December 31,
	2015	2016	2017
Net cash provided by (used in) operating activities	$13,696	$4,083	$(15,541)
Net cash used in investing activities	$(2,996)	$(3,726)	$(5,078)
Net cash (used in) provided by financing activities	$577	$(1,269)	$(870)

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization; amortization of intangible assets, internally developed software and book-of-business consideration; stock-based compensation expense and the effect of changes in working capital and other activities.

Our commission receipts depend upon the timing of our receipt of commission reports and associated commission payments from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier at the end of a quarter, our operating cash flows for that quarter could be adversely impacted. Additionally, commission override payments are reported to us in a more irregular pattern than premium commissions. For example, a carrier may make a commission override payment to us on an annual basis, which would positively impact our cash flows in the quarter the payment is received.

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and the cash earned from approved applications is recognized and paid as commissions are subsequently reported to us, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter.

Marketing and advertising costs decreased in 2017 compared to 2016 primarily due to a decrease in variable advertising costs as a result of lower application volumes for individual and family health insurance and a decrease in Medicare online advertising expense, partially offset by an increase in expenses from our direct and marketing partner channels. Consistent with prior years, during the fourth quarter of 2017, marketing and advertising costs increased compared to the third quarter of 2017 due to an increase in submitted applications for Medicare plans during the annual enrollment period, and to a lesser extent, an increase in submitted applications for individual and family health insurance during the open enrollment period.

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

Year Ended December 31, 2017— Cash used in operating activities was $15.5 million during 2017, consisting of a net loss of $25.4 million and cash used by operating assets and liabilities and other activities of $5.8 million, partially offset adjustments for non-cash items of $15.7 million.  Adjustments for non-cash items primarily consisted of $9.7 million of stock-based compensation expense, $3.7 million of amortization of intangible assets, internally-developed software and book-of-business consideration and $2.8 million of depreciation and amortization. The cash decrease resulting from changes in net operating assets and liabilities during the year ended December 31, 2017 primarily consisted of decreases of $2.3 million in other liabilities, $3.1 million in accrued marketing expenses, $1.9 million in accounts payable and $0.6 million in deferred revenue, partially offset by increases of $4.6 million in accrued compensation and benefits, $1.9 million in prepaid expenses and other current assets and $0.7 million in accounts receivable.

Year Ended December 31, 2016—Our operating activities provided cash of 4.1 million during the year ended December 31, 2016 and consisted of adjustments for non-cash items of 14.2 million, partially offset by a net loss of $4.9 million and cash used by operating assets and liabilities and other activities of $5.3 million. Adjustments for non-cash items primarily consisted of $7.3 million of stock-based compensation expense, $3.6 million of amortization of internally-developed software, book-of-business consideration and intangible assets and $3.5 million of depreciation and amortization. The cash decrease resulting from changes in net operating assets and liabilities during the year ended December 31, 2016 primarily consisted of decreases of $3.5 million in accrued marketing expenses, $3.5 million in accrued compensation and benefits, $1.1 million in accrued expense and other liabilities and $0.5 million in prepaid expenses and other current assets. These decreases were partially offset by increases of $2.2 million in accounts payable, $0.6 million in deferred revenue and $0.4 million in accounts receivable.

Year Ended December 31, 2015—Our operating activities generated cash of $13.7 million during the year ended December 31, 2015 and consisted of adjustments for non-cash items of $15.0 million and cash used by operating assets and liabilities and other activities of $3.3 million, partially offset by a net loss of $4.8 million. Adjustments for non-cash items primarily consisted of $7.0 million of stock-based compensation expense, $4.1 million of depreciation and amortization and $3.8 million of amortization of internally-developed software, book-of-business consideration and intangible assets. The cash increase resulting from changes in net operating assets and liabilities during the year ended December 31, 2015 primarily consisted of increases of $6.2 million in accrued compensation and benefits, $2.0 million in accrued marketing expenses and $1.0 million in prepaid expense and other assets, partially offset by decreases of $2.9 million in accounts payable, $1.4 million in accounts receivable, $1.2 million in other current liabilities and $0.6 million in deferred revenue.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

Year Ended December 31, 2017 —Net cash used in investing activities of $5.1 million during 2017 was due to $3.2 million in capitalized internal-use software and website development costs and $1.9 million used to purchase property and equipment and other assets.

Year Ended December 31, 2016-Net cash used in investing activities of $3.7 million during the year ended December 31, 2016 was due to $1.8 million in capitalized internal-use software and website development costs and $1.9 million used to purchase property and equipment and other assets.

Year Ended December 31, 2015-Net cash used in investing activities of $3.0 million during the year ended December 31, 2015 was due to $1.1 million in capitalized internal-use software and website development costs and $1.9 million used to purchases property and equipment and other assets.

Financing Activities

Year Ended December 31, 2017 —Net cash used in financing activities of $0.9 million during 2017 was primarily due to $1.0 million proceeds from the exercise of stock options and $1.8 million used to net-share settle the tax obligation related to vesting equity awards.

Year Ended December 31, 2016—Net cash used in financing activities of $1.3 million during the year ended December 31, 2016 was primarily due to $1.2 million used to net-share settle the tax obligation related to vesting equity awards.

Year Ended December 31, 2015—Net cash provided by financing activities of $0.6 million during the year ended December 31, 2015 was due to proceeds of $1.6 million from the exercise of stock options offset by $0.9 million used to net- settle the tax obligation related to the vesting equity awards.

Future Needs

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This strategic acquisition significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allows us to accelerate our projected Medicare plan enrollment growth in 2018 and beyond. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. In addition, we are obligated to pay an additional $20 million in cash and 589,275 shares of our common stock, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2018 and 2019.
We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations, including the additional amounts we are obligated to pay subject to the terms of the acquisition agreement with GoMedigap, for at least twelve months after the filing date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities, we plan to raise additional capital through bank debt, line of credit facilities or public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2017 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$3,617	$1,998	$5,615
2019	2,996	861	3,857
2020	2,994	330	3,324
2021	1,457	—	1,457
2022	1,501	—	1,501
Thereafter	651	—	651
Total commitments	$13,216	$3,189	$16,405

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

In March 2012, we entered into an agreement to lease a building in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building was delivered to us in August 2013. The base rent increases annually by 3%. As of December 31, 2017, future minimum payments related to this operating lease total $4.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. As of December 31, 2017, future minimum payments totaled approximately $0.4 million over the remaining term of the lease.  In March 2018, we announced we will be closing this facility in the first half of 2018.

In August 2014, we renewed our agreement to lease and expanded to approximately 50,000 square feet of office space in Gold River, California. The lease commenced in August 2014 and is for a term of 4 years and 5 months. In 2015, we vacated approximately 11,200 square feet of this leased office space as a result of a workforce reduction. We reoccupied approximately 5,400 square feet of this previously vacated office space in 2016. As of December 31, 2017, future minimum payments related to this operating lease totaled approximately $3.4 million for the remaining term of the lease.

In August 2017, we entered into an agreement to amend our lease of approximately 28,000 square feet of office space in South Jordan, Utah. This amendment extends the term of this facility lease by 5 years and 3 months from January 2018 to March 2023. As of December 31, 2017, future minimum payments related to this operating lease totaled approximately $3.4 million for the remaining term of the lease.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2016 and 2017, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2016	December 31, 2017
Cash (1)	$4,066	$5,098
Money market funds (2)	57,715	35,195
Total cash and cash equivalents	$61,781	$40,293

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2016 and 2017 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our accounts receivable. As of December 31, 2017, two customers represented 23% and 22%, respectively, for a combined total of 45% of our $9.9 million outstanding accounts receivable balance. As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, or a combined total of 54%, of our $9.2 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and December 31, 2017. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2017. Accordingly, our estimate for uncollectible amounts at December 31, 2017 was not material.

Significant Customers

Substantially all revenue for the years ended December 31, 2015, 2016, and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December 31, 2015, 2016 and 2017 are presented in the table below:

	Year Ended December 31,
	2015	2016	2017
Humana	23%	23%	22%
UnitedHealthcare [1]	11%	13%	16%
Aetna [2]	10%	10%	9%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of eHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.
Redwood City, California

March 16, 2018

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31, 2016	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$61,781	$40,293
Accounts receivable	9,213	9,894
Prepaid expenses and other current assets	5,148	4,845
Total current assets	76,142	55,032
Property and equipment, net	5,608	4,705
Other assets	4,473	7,317
Intangible assets, net	8,580	7,540
Goodwill	14,096	14,096
Total assets	$108,899	$88,690
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,112	$3,246
Accrued compensation and benefits	10,920	15,498
Accrued marketing expenses	7,158	4,088
Deferred revenue	959	385
Other current liabilities	3,775	3,430
Total current liabilities	27,924	26,647
Non-current liabilities	3,374	900
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued shares: 29,492,141 and 29,879,952 at December 31, 2016 and 2017, respectively; Outstanding shares: 18,356,551 and 18,641,957 at December 31, 2016 and 2017, respectively	29	30
Additional paid-in capital	272,778	281,706
Treasury stock, at cost: 11,135,590 and 11,237,995 shares at December 31, 2016 and 2017, respectively	(199,998)	(199,998)
Retained earnings (accumulated deficit)	4,616	(20,796)
Accumulated other comprehensive income	176	201
Total stockholders’ equity	77,601	61,143
Total liabilities and stockholders’ equity	$108,899	$88,690

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2016	2017
Revenue
Commission	$171,257	$170,850	$158,424
Other	18,284	16,110	13,931
Total revenue	189,541	186,960	172,355
Operating costs and expenses:
Cost of revenue	4,178	3,176	2,273
Marketing and advertising	75,571	72,213	65,874
Customer care and enrollment	43,159	48,718	59,183
Technology and content	36,351	32,749	32,889
General and administrative	30,239	35,216	39,969
Acquisition costs	—	—	621
Restructuring charge (benefit)	4,541	(297)	—
Amortization of intangible assets	1,153	1,040	1,040
Total operating costs and expenses	195,192	192,815	201,849
Loss from operations	(5,651)	(5,855)	(29,494)
Other income (expense), net	45	102	327
Loss before benefit from income taxes	(5,606)	(5,753)	(29,167)
Benefit from income taxes	(843)	(871)	(3,755)
Net loss	$(4,763)	$(4,882)	$(25,412)
Net loss per share:
Basic	$(0.26)	$(0.27)	$(1.37)
Diluted	$(0.26)	$(0.27)	$(1.37)
Weighted-average number of shares used in per share amounts:
Basic	18,008	18,272	18,512
Diluted	18,008	18,272	18,512
Comprehensive loss:
Net loss	$(4,763)	$(4,882)	$(25,412)
Foreign currency translation adjustment, net of taxes	14	(17)	25
Comprehensive loss	$(4,749)	$(4,899)	$(25,387)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	28,776	$29	$259,007	(10,946)	$(199,998)	$14,261	$179	$73,478
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	395	—	662	(80)	—	—	—	662
Stock-based compensation expense	—	—	7,030	—	—	—	—	7,030
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(4,763)	—	(4,763)
Balance at December 31, 2015	29,171	29	266,699	(11,026)	(199,998)	9,498	$193	76,421
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	321	—	(1,187)	(110)	—	—	—	(1,187)
Stock-based compensation expense	—	—	7,266	—	—	—	—	7,266
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	(4,882)	—	(4,882)
Balance at December 31, 2016	29,492	29	272,778	(11,136)	(199,998)	4,616	176	77,601
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	388	1	(766)	(102)	—	—	—	(765)
Stock-based compensation expense	—	—	9,694	—	—	—	—	9,694
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	25	25
Net loss	—	—	—	—	—	(25,412)	—	(25,412)
Balance at December 31, 2017	29,880	$30	$281,706	(11,238)	$(199,998)	$(20,796)	$201	$61,143

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2016	2017
Operating activities
Net loss	$(4,763)	$(4,882)	$(25,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,148	3,539	2,837
Amortization of internally developed software	627	936	1,464
Amortization of book-of-business consideration	2,006	1,649	1,167
Amortization of intangible assets	1,153	1,040	1,040
Stock-based compensation expense	7,002	7,266	9,694
Deferred income taxes	101	114	(401)
Other non-cash items	106	(233)	(101)
Changes in operating assets and liabilities:
Accounts receivable	(1,447)	434	(681)
Prepaid expenses and other assets	997	(486)	(1,933)
Accounts payable	(2,949)	2,227	(1,866)
Accrued compensation and benefits	6,180	(3,466)	4,578
Accrued marketing expenses	1,991	(3,540)	(3,070)
Deferred revenue	(642)	567	(574)
Accrued restructuring charges	433	(433)	—
Other current liabilities	(1,247)	(649)	(2,283)
Net cash provided by (used in) operating activities	13,696	4,083	(15,541)
Investing activities
Capitalized internal-use software and website development costs	(1,117)	(1,837)	(3,210)
Purchases of property and equipment and other assets	(1,879)	(1,889)	(1,868)
Net cash used in investing activities	(2,996)	(3,726)	(5,078)
Financing activities
Net proceeds from exercise of common stock options	1,572	62	1,037
Cash used to net-share settle equity awards	(922)	(1,248)	(1,802)
Principal payments in connection with capital leases	(73)	(83)	(105)
Net cash provided by (used in) financing activities	577	(1,269)	(870)
Effect of exchange rate changes on cash and cash equivalents	18	(17)	1
Net increase (decrease) in cash and cash equivalents	11,295	(929)	(21,488)
Cash and cash equivalents at beginning of period	51,415	62,710	61,781
Cash and cash equivalents at end of period	$62,710	$61,781	$40,293
Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations incurred	$156	$51	$76
Supplemental disclosure of cash flows
Cash paid for interest	$34	$14	$20
Cash paid for income taxes, net of refunds	$6	$628	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business—eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading private health insurance exchange for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Principles of Consolidation —The consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Operating Segments — We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments

•Medicare and
•Individual, Family and Small Business

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

Use of Estimates —The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, fair value of our acquired Medicare books-of-business, recoverability of intangible assets, estimates for commission forfeitures, valuation allowance for deferred income taxes, provision for income taxes and the assumptions used in determining stock-based compensation. We base

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Reclassifications — For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. Specifically, for the years ended December 31, 2015 and 2016, we reclassified $0.6 million and $0.8 million, respectively, of operating expenses related to our licensing department, which was previously reported as general and administrative expense, to customer care and enrollment expense. This reclassification did not affect previously reported net loss, cash flows or stockholders' equity.

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

See Note 2 - Balance Sheet Accounts of the Notes to Consolidated Financial Statements for additional information regarding our property and equipment.

Business Combinations — We allocate the fair value of the purchase consideration of our acquired businesses to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

Goodwill and Intangible Assets—Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. In the event that we realign our reporting units, we allocate our goodwill to the new reporting units using the relative fair value approach. We test our goodwill for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment test include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets.

We realigned our reporting units into two operating segments during the year ended December 31, 2016, at which time we allocated $3.7 million and $10.4 million of the carrying value of the goodwill to the Medicare and Individual, Family and Small Business segments, respectively, based on the relative fair value of the operating segments. We continued to report the same two segments during the year ended December 31, 2017 and no goodwill impairment has been identified in any of the years presented.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a potential reduction in their fair values below their respective carrying amounts. Intangible assets with finite useful lives, which include purchased technology, pharmacy and customer relationships, trade names, and certain trademarks, are amortized over their estimated useful lives.

Goodwill and intangible assets are considered non-financial assets and therefore, subsequent to their initial recognition are not revalued at fair value each reporting period unless an impairment charge is recognized.

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives and determined no material adjustments to the remaining lives were required.

Book-of-Business Transfers—We have entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration for these books-of-business amounted to $13.9 million. Consideration for these books-of-business is included in prepaid expenses and other current assets and in other assets in the accompanying Consolidated Balance Sheets. The consideration, which was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member, is being amortized to cost of revenue in the Consolidated Statements of Comprehensive Loss and is presented as amortization of book-of-business consideration in the Consolidated Statements of Cash Flows as we recognize commission revenue related to the transferred Medicare plan members. The amount of consideration we amortize to cost of revenue each quarter is proportional to the amount of commission revenue we recognize on the underlying policies each quarter in relation to the total amount of remaining commission revenue expected to be recognized. Amortization expense recorded to cost of revenue for these books-of-business for the years ended December 31, 2015, 2016 and 2017 totaled $2.0 million, $1.6 million and $1.2 million, respectively.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commissions for all health insurance plans we sell are reported to us by a cash payment and commission statement. We generally receive these communications simultaneously. In instances when we receive the cash payment and commission statement separately and in different accounting periods, we recognize revenue in the period that we receive the earliest communication, provided we receive the second corroborating communication shortly following the end of the accounting period. If the second corroborating communication is not received shortly following the end of the accounting period, we recognize revenue in the period the second communication is received. During 2014, the Centers for Medicare and Medicaid Services (“CMS”) issued a regulation prohibiting carriers from paying commissions during the fourth quarter on Medicare Advantage and Medicare Part D prescription drug plans sold during the fourth quarter with an effective date in the following year. During the fourth quarters of 2015, 2016 and 2017, we recognized revenue for policies included on a commission statement received for those periods, respectively, for which payment was received shortly after year-end and in connection with the carriers’ normal payment cycle during the first quarters of 2016, 2017 and 2018. We use the data in the commission statements to help identify the members for which we are receiving a commission payment and the amount received for each member, and to estimate future forfeiture amounts due to policy cancellations. As a result, we recognize the net amount of compensation earned as the agent in the transaction. Changes in our historical trends would result in changes to our estimated forfeitures in future periods. There were no changes in our average forfeiture rates or reporting time lag during the years ended December 31, 2015, 2016 and 2017, which had a material impact on our estimate for forfeitures.

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

Other Revenue

Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when the earned amounts are fixed and determinable. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketing and Advertising Expenses—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Advertising costs incurred in the years ended December 31, 2015, 2016 and 2017 totaled $66.5 million, $64.8 million and $56.0 million, respectively.

Our direct channel expenses primarily consist of costs for direct mail, email marketing and television and radio advertising. Advertising costs for our direct channel are expensed the first time the related advertising takes place. Our marketing partner channel expenses primarily consist of fees paid to marketing partners with which we have a relationship. Our

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

online advertising channel expenses primarily consist of paid keyword search advertising on search engines and retargeting campaigns. Advertising costs for our marketing partner channel and our online advertising channel are expensed as incurred.

Research and Development Expenses—Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams. Research and development costs, which totaled $10.6 million, $8.9 million and $7.6 million for the years ended December 31, 2015, 2016 and 2017, respectively, are included in technology and content expense in the accompanying Consolidated Statements of Comprehensive Loss.

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

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. For the years ended December 31, 2015, 2016 and 2017, we capitalized internal-use software and website development costs of $1.1 million, $1.8 million and $3.2 million, respectively, and recorded amortization expense of $0.6 million, $0.9 million and $1.5 million, respectively.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2017, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

401(k) Plan—In September 1998, our board of directors adopted a defined contribution retirement plan (401(k) Plan), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Our contributions to the 401(k) Plan are discretionary and are expensed when incurred. We also match employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 1% of the employee’s salary during such pay period. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2015, 2016 and 2017, respectively, related to 401(k) matching contributions.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Compensation — Stock Compensation (Topic 718) — In May 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We will adopt ASU 2017-09 in the first quarter of 2018 and do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

Statement of Cash Flows (Topic 230) — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. ASU 2016-18 will be effective for us beginning on January 1, 2018 and will be applied on a retrospective basis. We do not expect the adoption of this new standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented on the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. We will adopt ASU 2016-15 in the first quarter of 2018 and we do not expect the adoption of this new standard will have a material impact on our consolidated financial statements.

Leases (Topic 842) — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease; for

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently considering our timing of adoption and are in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Revenue Recognition (Topic 606) — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. ASU 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09).ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt this new accounting standard for the reporting periods beginning on January 1, 2018, using the full retrospective method to restate each prior reporting period presented.

We have completed a review of our business processes, systems and controls as part of our effort to adopt the new revenue recognition standard and are executing on our developed project plan that includes analyzing the standard’s impact on our contract portfolio, comparing our historical policies and practices to the requirements of the new standard and identifying differences from applying the requirements of the new standard to our contracts. We have implemented necessary internal controls to ensure we adequately evaluate our portfolio of contracts under the five-step model promulgated by the FASB to ensure proper assessment of our operating results under the new standard. We do not expect a significant change in our control environment due to the adoption of the new standard; however, we will continue to assess as we finalize the impact of the adoption. We are also reporting on the progress of the implementation to our board of directors and the audit committee of our board of directors on a regular basis during the project’s duration.

The adoption of the new standard will have a material impact to our opening balance sheet as of January 1, 2016 due to the cumulative effect of adopting under the full retrospective method. In addition, our adoption of the new standard will have a material impact on our commission revenue and, as a result, on our consolidated balance sheets and consolidated statements of comprehensive income (loss) as of and for the years ended December 31, 2016 and 2017. Under the new standard, since our services associated with Medicare-related, individual and family and ancillary health insurance plans are complete once an application is approved by a carrier, we will recognize Medicare-related, individual and family and ancillary health insurance plan commission revenue at the time the plan is approved by the carrier equal to the estimated commissions we expect to collect on the plan. The estimated commissions we expect to collect on a plan and that we will recognize as revenue upon approval of the application will vary based on product type and other factors, such as the estimated commission rates and the estimated life of the respective policies. These estimates will change with our actual experience after adoption. We are still in the process of finalizing our estimates by product type. Due to annual services we provide in renewing small business health insurance plans, we expect to recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. We have reviewed our contracts with our customers, the carriers whose plans we sell, and determined that we do not incur incremental costs when we enter into new contracts with carriers; therefore, we do not expect to capitalize contract acquisition costs as a result of the adoption of the new standard. Topic 606 will require us to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of plans approved by carriers, or the following 12 months for small business health insurance plans, for which we are the broker of record. In addition, we are in the process of assessing the impact of the adoption of the new standard will have on our accounting for income taxes. Our adoption of the new standard will also significantly change the seasonality of our revenues, primarily with respect to our Medicare-related, individual and family and ancillary health insurance plan commission revenue. Under Topic 606, we expect to recognize significantly lower commission revenue in the first quarter of each year when we have historically recognized commission revenue from Medicare-related renewals and expect to instead record significantly greater commission revenue in the fourth quarter of each year as a result of the increase in approved plans we experience during the fourth quarter annual and open enrollment periods.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2016 and December 31, 2017, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of December 31, 2016 and December 31, 2017, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2016 and 2017.

As of December 31, 2016 and December 31, 2017, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2016	December 31, 2017
Cash	$4,066	$5,098
Money market funds	57,715	35,195
Total cash and cash equivalents	$61,781	$40,293

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

We do not require collateral or other security for our accounts receivable. As of December 31, 2016, three customers represented 23%, 20% and 11%, respectively, for a combined total of 54% of our $9.2 million outstanding accounts receivable balance. As of December 31, 2017, two customers represented 23% and 22%, respectively, or a combined total of 45%, of our $9.9 million outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2016 and December 31, 2017. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2017. Accordingly, our estimate for uncollectible amounts at December 31, 2017 was not material.

Accounts Receivable—As of December 31, 2016 and December 31, 2017, our accounts receivable consisted of the following (in thousands):

	December 31, 2016	December 31, 2017
Commissions receivable	$7,265	$8,419
Accounts receivable – other revenue	1,948	1,475
Total accounts receivable	$9,213	$9,894

The commissions receivable balance as of December 31, 2016 and December 31, 2017, primarily relates to Medicare Advantage and Medicare Part D plans sold during the fourth quarter of 2016 and 2017 with effective dates in 2017 and 2018, respectively. Commissions receivable were recorded net of forfeiture reserves totaling $1.1 million, $1.6 million and $1.5 million as of December 31, 2015, 2016 and 2017, respectively. To date, our estimates have not materially differed from actual results.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets-Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2016	December 31, 2017
Prepaid maintenance contracts	$2,026	$1,945
Book-of-business transfers, net	1,071	539
Prepaid insurance	541	490
Prepaid rent	370	311
Other current assets	1,140	1,560
Prepaid expenses and other current assets	$5,148	$4,845

Property and Equipment-Property and equipment consisted of the following (in thousands):

	December 31, 2016	December 31, 2017
Computer equipment and software	$17,524	$17,112
Office equipment and furniture	3,490	3,583
Leasehold improvements	3,173	3,156
Property and equipment, gross	24,187	23,851
Less accumulated depreciation and amortization	(18,579)	(19,146)
Property and equipment, net	$5,608	$4,705

Depreciation and amortization expense related to property and equipment totaled $4.1 million, $3.5 million and $2.8 million in the years ended December 31, 2015, 2016 and 2017, respectively.

Other Assets-Other assets consisted of the following (in thousands):

	December 31, 2016	December 31, 2017
Capitalized project costs	$2,735	$4,481
Security deposits	589	545
Deferred tax assets	204	232
Book-of-business transfers, net	665	30
Other assets	280	2,029
Other assets	$4,473	$7,317

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets- The carrying amounts,  accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average useful life is as of December 31, 2017):

	December 31, 2016			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Technology	$1,700	$(1,700)	$—	$1,700	$(1,700)	$—	0 years
Pharmacy and customer relationships	10,100	(6,934)	3,166	10,100	(7,884)	2,216	2.3 years
Trade names, trademarks and website addresses	907	(607)	300	907	(697)	210	2.3 years
Total intangible assets subject to amortization	$12,707	$(9,241)	3,466	$12,707	$(10,281)	$2,426
Indefinite-lived trademarks and domain names			5,114			5,114	Indefinite
Intangible assets			$8,580			$7,540

During the years ended December 31, 2015, 2016 and 2017, amortization expense related to intangible assets totaled $1.2 million, $1.0 million and $1.0 million, respectively.

As of December 31, 2017, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2018	950	$90	$1,040
2019	950	90	1,040
2020	316	30	346
Total	$2,216	$210	$2,426

Other Current Liabilities-Other current liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2017
Payable to carriers – estimate for forfeitures	$3,030	$1,807
Professional fees	307	1,012
Other accrued expenses	438	611
Total other current liabilities	$3,775	$3,430

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-current Liabilities-Non-current liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2017
Deferred rent – non-current	$830	$724
Income tax payable – non-current	1,978	19
Deferred tax liabilities	443	71
Other non-current liabilities	123	86
Total non-current liabilities	$3,374	$900

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

	December 31, 2016			December 31, 2017
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Total
Assets
Money market funds	$57,715	$57,715	$57,715	$35,195	$35,195	$35,195

Note 4 - Stockholder's Equity

Preferred Stock-Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2016 and 2017, there were no shares of preferred stock outstanding.

Common Stock-On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. Upon the occurrence of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share equally in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to the common stock.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares Reserved-We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

December 31, 2017
Common stock:
Stock options issued and outstanding	983
Restricted stock units issued and outstanding	1,745
Shares available for grant	1,409
Total shares reserved	4,137
Stock Plans-On June 12, 2014, upon approval at the Annual Meeting of Stockholders, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 2006 Equity Incentive Plan and 4,500,000 shares were authorized for issuance under the 2014 Plan. The 2014 Plan does not include an evergreen provision to automatically increase the number of shares available under it and increases in the number of shares authorized for issuance under the 2014 Plan require stockholder approval. Also, under the 2014 Plan the following shares are not recycled for future grant under the 2014 Plan: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. Furthermore, the 2014 Plan included a provision that prohibits repricing of outstanding stock options or stock appreciation rights and formalized and updated procedures to qualify awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code in order to preserve full tax deductibility of such awards.

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

Our stock options granted under the 2014 Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Stock options granted under the 2014 Plan generally expire after seven years from the date of grant. On December 31, 2017, no shares were subject to repurchase.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the year ended December 31, 2017 (in thousands):

Shares Available for Grant [1]
Shares available for grant December 31, 2016 [1]	2,267
Restricted stock units granted [2]	(860)
Options granted[3]	(330)
Restricted stock units cancelled [4]	318
Options cancelled	14
Shares available for grant December 31, 2017 [1]	1,409

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(3)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(4)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2016	975	$18.14	3.5	$31
Granted	330	$16.95
Exercised	(69)	$14.96
Cancelled	(253)	$20.43
Balance outstanding at December 31, 2017	983	$17.38	4.6	$2,522
Vested and expected to vest at December 31, 2017	931	$17.44	4.5	$2,401
Exercisable at December 31, 2017	405	$20.34	2.6	$857

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2016 and December 31, 2017 and the exercise price of in-the-money options as of those dates.

The following table provides information pertaining to our stock options for the year ended December 31, 2015, 2016 and 2017 (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2015	2016	2017
Weighted average fair value of options granted	$5.67	$4.46	$9.03
Total fair value of options vested	$1,602	$1,243	$799
Intrinsic value of options exercised	$546	$4	$430

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2016	1,523	$12.83	2.8	$13,901
Granted	860	$16.28
Vested	(318)	$15.19
Cancelled	(320)	$12.17
Unvested as of December 31, 2017	1,745	$14.24	2.3	$30,313

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference of our closing stock price as of December 31, 2016 and December 31, 2017 multiplied by the number of restricted stock units outstanding as of December 31, 2016 and December 31, 2017, respectively.

Stock Repurchase Programs —We had no stock repurchase activity during the years ended December 31, 2015, 2016 and 2017. In addition to 10,663,888 shares repurchased under our past repurchase programs as of December 31, 2017, we have in treasury 574,107 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2016 and December 31, 2017, we had a total of 11,135,590 shares and 11,237,995 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense —The fair value of stock options granted to employees for the years ended December 31, 2015, 2016 and 2017 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2015	2016	2017
Expected term	4.3	4.4	4.3
Expected volatility	64.1%	65.4%	69.8%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.2%	1.1%	1.8%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of the market-based options and restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2015	2016	2017
Expected term	2.6	2.1	1.6
Expected volatility	64.7%	67.9%	70.9%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.1%	1.1%	1.7%
Weighted average grant date fair value	$6.69	$9.64	$9.42

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Year Ended December 31,
	2015	2016	2017
Common stock options	$1,522	$1,015	$1,863
Restricted stock units	5,480	6,251	7,831
Total stock-based compensation expense	$7,002	$7,266	$9,694

The following table summarizes stock-based compensation expense by operating function for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Year Ended December 31,
	2015	2016	2017
Marketing and advertising	$1,950	$1,237	$1,033
Customer care and enrollment	477	497	418
Technology and content	1,728	1,836	1,410
General and administrative	2,734	3,696	6,833
Restructuring charges	113	—	—
Total stock-based compensation expense	$7,002	$7,266	$9,694

As of December 31, 2017, there was $3.4 million of total unamortized compensation costs, net of estimated forfeitures, related to stock options, and these costs are expected to be recognized over a weighted average period of 2.6 years. As of December 31, 2017, there was $17.8 million of total unamortized compensation costs, net of estimated forfeitures, related to restricted stock units, and these costs are expected to be recognized over a weighted average period of 2.7 years.

During the year ended December 31, 2016, due to changes in our senior management, we accelerated the vesting dates of certain stock options and restricted stock units granted to three former employees. We recorded a $0.5 million incremental stock-based compensation expense in connection with this modification.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes

The components of our loss before benefit for income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
United States	$(6,041)	$(6,638)	$(30,139)
Foreign	435	885	972
Loss before provision for income taxes	$(5,606)	$(5,753)	$(29,167)

The benefit for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2016	2017
Current:
Federal	$(584)	$(948)	$(275)
State	(457)	(214)	(1,433)
Foreign	97	178	179
Total current	(944)	(984)	(1,529)
Deferred:
Federal	121	104	(2,169)
State	10	24	(43)
Foreign	(30)	(15)	(14)
Total deferred	101	113	(2,226)
Benefit for income taxes	$(843)	$(871)	$(3,755)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the “Jobs Act”, was signed into law resulting in significant changes to the Internal Revenue Code. The Jobs Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, changes U.S international taxation from a worldwide tax system to a territorial system, and imposes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Jobs Act also includes provisions for the elimination of the Alternative Minimum Tax ("AMT"), among other changes. We calculated our best estimate of the impact of the Jobs Act in our year end income tax provision in accordance with our understanding of the Jobs Act and guidance available as of the filing date of this annual report on Form 10-K and recorded $2.3 million as additional income tax benefit in 2017, the period in which the legislation was enacted. Of the $2.3 million, we recorded a provisional benefit amount of $1.8 million related to the reversal of AMT credits which are now refundable credits under the provisions of the Jobs Act. We have also remeasured the deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future and recorded a $0.5 million benefit as a result of this remeasurement. The effects of other provisions of the Jobs Act are not expected to have a material impact on our consolidated financial statements, however, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.
.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the federal statutory income tax rate to our effective tax rate:

	Year Ended December 31,
	2015	2016	2017
Tax provision (benefit) at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	(4.6)	9.2
Non-qualified stock option windfalls (shortfalls), net	(31.6)	(15.9)	0.5
Stock-based compensation	(23.0)	(12.6)	(2.8)
Lobbying	(5.5)	(6.2)	(2.6)
Research and development credits	20.1	14.1	(0.4)
Changes in valuation allowance	21.8	14.5	(3.4)
Tax reform - tax rate change	—	—	(23.7)
Foreign income tax and income inclusion	—	(7.5)	0.8
Other	(2.9)	(1.7)	0.2
Effective tax rate	15.0%	15.1%	12.8%

Our effective tax rate in 2015 and 2016 differ from the federal statutory rate primarily due to the reversal of previously recorded reserves related to federal and state tax credits. Our effective tax rate in 2017 differs from the federal statutory rate primarily due to reversal of previously recorded reserves related to federal and state tax credits, reversal of the valuation allowance related to AMT credits and tax rate change resulting from tax reform legislation passed in 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry forwards. Significant components of our deferred tax assets were as follows (in thousands):

	December 31, 2016	December 31, 2017
Deferred tax assets:
Accruals and reserves	$2,242	$2,499
Stock-based compensation	2,960	2,443
Intangible assets	1,464	448
Net operating losses	9,337	12,055
Tax credits	4,399	3,569
Other	70	178
Total deferred tax assets	20,472	21,192
Valuation allowance	(19,430)	(20,426)
Total deferred tax assets net of valuation allowance	1,042	766
Deferred tax liabilities – intangible assets	(1,281)	(551)
Deferred tax liabilities – fixed assets	—	(55)
Net deferred tax assets (liabilities)	$(239)	$160

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. As of December 31, 2017, the valuation allowance was $20.4 million, which represents a full valuation allowance against our federal and state deferred tax

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income.

The valuation allowance increased by $8.9 million during the year ended December 31, 2016 and increased by $1.0 million during the year ended December 31, 2017.

We had net operating loss carry forwards at December 31, 2017 of approximately $39.7 million and $60.0 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2034 and 2020, respectively. At December 31, 2017, we had tax credit carry forwards of approximately $3.0 million and $4.2 million for federal income tax and state income tax purposes, respectively. The Federal tax credit carry forwards begin expiring in 2021. The state tax credits carry forward indefinitely.

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
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2014	$6,756
Increases based on tax positions related to the prior year	344
Decreases based on tax positions related to the prior year	(24)
Lapse of statute of limitations	(1,301)
Additions based on tax positions related to the current year	409
Balance at December 31, 2015	$6,184
Lapse of statute of limitations	(1,236)
Additions based on tax positions related to the current year	305
Balance at December 31, 2016	5,253
Decreases based on tax positions related to the prior year	(862)
Lapse of statute of limitations	(1,637)
Additions based on tax positions related to the current year	342
Balance at December 31, 2017	$3,096

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

As of December 31, 2017, the total amount of gross unrecognized tax benefits was $3.1 million, of which a nominal amount, if recognized, would impact our effective tax rate. As of December 31, 2016, the total amount of gross unrecognized tax benefits was $5.3 million, of which $1.6 million, if recognized, would impact our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2017, we had only a nominal amount accrued for estimated interest related to uncertain tax positions. We did not record an accrual for penalties.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the balance of income tax liabilities, accrued interest, and accrued penalties at December 31, 2017 is a nominal amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next twelve months.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2007 due to our net operating losses. The examination of our 2009 and 2010 California income tax returns by the California Franchise Tax Board was completed in the first quarter of 2017. We assessed the impact on our unrecognized tax benefits for all open years and recorded any necessary adjustments in the first quarter of 2017.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2016	2017
Basic:
Numerator:
Net loss	$(4,763)	$(4,882)	$(25,412)
Denominator:
Net weighted-average number of common stock shares outstanding	18,008	18,272	18,512
Net loss per share—basic:	$(0.26)	$(0.27)	$(1.37)
Diluted:
Numerator:
Net loss	$(4,763)	$(4,882)	$(25,412)
Denominator:
Net weighted average number of common stock shares outstanding	18,008	18,272	18,512
Dilutive effect of common stock	—	—	—
Total common stock shares used in per share calculation	18,008	18,272	18,512
Net loss per share—diluted	$(0.26)	$(0.27)	$(1.37)

For each of the years ended December 31, 2015,  2016 and 2017, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Year Ended December 31,
	2015	2016	2017
Common stock options	1,484	1,222	908
Restricted stock units	866	768	1,296
Total	2,350	1,990	2,204

Note 7 - Commitments and Contingencies

Legal Proceedings

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.  The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice. The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017, the Company entered into a joint stipulation for settlement of class action consistent with the settlement term sheet. The terms of the settlement are subject to a hearing and court approval.  As of December 31, 2017, we recorded an accrual for estimated potential damages in our consolidated financial statements.

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

In March 2012, we entered into an agreement to lease a building in Mountain View, California, adjacent to our headquarters office. The term of the operating lease is ten years from the date the building was delivered to us in August 2013. The base rent increases annually by 3%. As of December 31, 2017, future minimum payments related to this operating lease totaled $4.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. As of December 31, 2017, future minimum payments totaled approximately $0.4 million over the remaining term of the lease.

In August 2014, we renewed our agreement to lease and expanded to approximately 50,000 square feet of office space in Gold River, California. The lease commenced in August 2014 and is for a term of 4 years and 5 months. In 2015, we vacated approximately 11,200 square feet of this leased office space as a result of a workforce reduction. We reoccupied approximately 5,400 square feet of this previously vacated office space in 2016. As of December 31, 2017, future minimum payments totaled approximately $3.4 million over the remaining term of the lease.

In August 2017, we entered into an agreement to amend our lease on approximately 28,000 square feet of office space in South Jordan, Utah. This amendment extends the term of this facility lease by five years, three months, from January 2018 to March 2023. As of December 31, 2017, future minimum lease payments under this lease amendment totaled approximately $3.4 million over the remaining term of the lease.

Total rent expense under all operating leases was approximately $5.4 million, $4.5 million and $4.6 million for the years ended December 31, 2015, 2016 and 2017, respectively.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2017 (in thousands):

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$3,617	$1,998	$5,615
2019	2,996	861	3,857
2020	2,994	330	3,324
2021	1,457	—	1,457
2022	1,501	—	1,501
Thereafter	651	—	651
Total	$13,216	$3,189	$16,405

Note 8 - Operating Segments, Geographic Information and Significant Customers

Operating Segments

The following table presents summary results of our operating segments for the year ended December 31, 2015, 2016 and 2017 (in thousands):

	Year Ended December 31,
	2015	2016	2017
Revenue
Medicare	$63,163	$80,269	$102,584
Individual, Family and Small Business	126,378	106,691	69,771
Total revenue	$189,541	$186,960	$172,355

Segment profit (loss)
Medicare segment loss	$(23,284)	$(33,141)	$(18,760)
Individual, Family and Small Business segment profit	59,499	67,905	30,427
Total segment profit	36,215	34,764	11,667
Corporate	(25,135)	(29,071)	(27,590)
Stock-based compensation expense	(6,889)	(7,266)	(9,694)
Depreciation and amortization	(4,148)	(3,539)	(2,837)
Restructuring (charge) benefit	(4,541)	297	—
Amortization of intangible assets	(1,153)	(1,040)	(1,040)
Other income (expense), net	45	102	$327
Loss before benefit for income taxes	$(5,606)	$(5,753)	$(29,167)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

Our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2016 and December 31, 2017 were as follows (in thousands):

	December 31, 2016	December 31, 2017
United States	$32,162	$32,876
China	391	550
Total	$32,553	$33,426

Significant Customers

Substantially all revenue for the years ended December 31, 2015, 2016 and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December 31, 2015, 2016 and 2017 are presented in the table below:

	Year Ended December 31,
	2015	2016	2017
Humana	23%	23%	22%
UnitedHealthcare [1]	11%	13%	16%
Aetna [2]	10%	10%	9%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna includes other carriers owned by Aetna.

Note 9 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2016 and 2017 is as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$78,939	$27,957	$26,619	$38,840	$172,355
Income (loss) from operations	31,822	(17,225)	(20,705)	(23,386)	(29,494)
Net income (loss)	33,421	(17,260)	(20,616)	(20,958)	(25,412)
Net income (loss) per share:
Basic	$1.82	$(0.93)	$(1.11)	$(1.12)	$(1.37)
Diluted	$1.80	$(0.93)	$(1.11)	$(1.12)	$(1.37)

For the Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$73,844	$37,277	$32,079	$43,760	$186,960
Income (loss) from operations	23,683	(5,809)	(6,916)	(16,813)	(5,855)
Net income (loss)	18,034	(476)	(5,736)	(16,704)	(4,882)
Net income (loss) per share:
Basic	$0.99	$(0.03)	$(0.31)	$(0.91)	$(0.27)
Diluted	$0.99	$(0.03)	$(0.31)	$(0.91)	$(0.27)

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Subsequent Events

GoMedigap Acquisition

On January 22, 2018, we completed our acquisition of all outstanding membership interests of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. The acquisition price primarily consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. In addition, we are obligated to pay an additional $20 million in cash and 589,275 shares of our common stock, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2018 and 2019.

Restructuring Activities
On February 25, 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in other locations. As part of this plan, we expect to eliminate approximately 110 full-time positions, representing approximately 10% of our workforce, primarily within customer care and enrollment. We expect to incur approximately $2.0 million to $2.4 million for employee termination benefits and related costs as well as approximately $0.3 million to $0.5 million in contract termination and other restructuring charges. Substantially all of the restructuring charges are expected to result in cash expenditures. These restructuring charges are expected to be recorded in the first half of 2018, when the activities comprising the plan are expected to be substantially completed.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2017, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31,  2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of eHealth, Inc.

Opinion on Internal Control over Financial Reporting

We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

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

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Redwood City, California
March 16, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2017.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2017.

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
March 16, 2018

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DAVID K. FRANCIS
Scott N. Flanders Chief Executive Officer	David K. Francis Chief Financial Officer

/s/ JAY W. JENNINGS
Jay W. Jennings Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2018.

Signature	Title

/s/ SCOTT N. FLANDERS	Chief Executive Officer (Principal Executive Officer) and Director
Scott N. Flanders

/s/ DAVID K. FRANCIS	Chief Financial Officer (Principal Financial Officer)
David K. Francis

/s/ JAY W. JENNINGS	Senior Vice President of Finance (Principal Accounting Officer)
Jay W. Jennings

/s/ ELLEN O. TAUSCHER	Chair of Board of Directors
Ellen O. Tauscher

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number	Description of Exhibit	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.3*	Employment Agreement, dated July 11, 2016, between David Francis and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.4*	Form of Severance Letter with Robert Hurley	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.5*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6*	Separation Agreement and Release and Consulting Agreement, dated March 31, 2017, between Tom Tsao and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	May 5, 2017
10.7	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.7.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.7.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.7.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.8	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.8.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.8.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.8.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014

10.8.4	Eighth Amendment to Standard Lease Agreement (Officer) and Partial Termination of Lease dated June 23, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 28, 2016
10.8.5	Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2016
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
		Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.9.6	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.9.7	Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013
10.9.8	Supplemental Agreement, effective as of September 9, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.9.9	Supplemental Agreement, effective as of September 1, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.9.10	Supplemental Agreement, effective as of September 15, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014

10.9.11		Supplemental Agreement, effective as of September 1, 2015, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2015
10.10		Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.10.1		First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.11		Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.11.1		Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2016
10.11.2		Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2017
10.11.3	†	Amendment No. 2 to Lease, dated December 12, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.
10.12*		Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.13*		Executive Bonus Plan 2017	Quarterly Report on Form 10-Q (File No. 001-33071)	May 5, 2017
10.14*		eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.15*		2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.15.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.15.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.15.3*		Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.15.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.15.5*		Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.15.6*		Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.15.7*		Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.15.8*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.15.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.16*		2014 Equity Incentive Plan of the Registrant	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.16.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014

10.16.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.16.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.16.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.16.5		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.16.6		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.16.7*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.16.8*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.16.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.16.10*		Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.16.11*		Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.19*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.19.1*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
21.1	†	List of Subsidiaries
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†
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