Form 10-Q
period 2018-03-31
eHealth, Inc.
filed 2018-05-09
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2018 was 18,993,019 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	December 31, 2017	March 31, 2018
	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,293	$34,742
Accounts receivable	1,475	668
Commissions receivable - current	109,666	98,768
Prepaid expenses and other current assets	4,305	6,008
Total current assets	155,739	140,186
Commissions receivable - non-current	169,751	173,714
Property and equipment, net	4,705	4,616
Other assets	7,287	7,900
Intangible assets, net	7,540	13,889
Goodwill	14,096	40,233
Total assets	$359,118	$380,538
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,246	$2,789
Accrued compensation and benefits	15,498	8,718
Accrued marketing expenses	4,693	2,802
Accrued restructuring charges	—	1,053
Earnout liability - current	—	14,580
Other current liabilities	2,008	1,785
Total current liabilities	25,445	31,727
Earnout liability - non-current	—	13,120
Deferred income taxes - non-current	45,089	43,353
Other non-current liabilities	1,920	2,235
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	281,706	289,925
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	204,725	199,880
Accumulated other comprehensive income	201	266
Total stockholders’ equity	286,664	290,103
Total liabilities and stockholders’ equity	$359,118	$380,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2017	2018
	(Note 1)
Revenue
Commission	$38,837	$40,707
Other	2,719	2,363
Total revenue	41,556	43,070
Operating costs and expenses:
Cost of revenue	181	152
Marketing and advertising	15,055	15,002
Customer care and enrollment	12,109	13,239
Technology and content	8,072	8,341
General and administrative	9,992	10,691
Restructuring charges	—	1,856
Acquisition costs	—	58
Amortization of intangible assets	260	451
Total operating costs and expenses	45,669	49,790
Loss from operations	(4,113)	(6,720)
Other income (expense), net	277	184
Loss before benefit for income taxes	(3,836)	(6,536)
Benefit from income taxes	(4,916)	(1,691)
Net income (loss)	$1,080	$(4,845)
Net income (loss) per share:
Basic	$0.06	$(0.26)
Diluted	$0.06	$(0.26)
Weighted-average number of shares used in per share amounts:
Basic	18,370	18,873
Diluted	18,561	18,873
Comprehensive income (loss)
Net income (loss)	$1,080	$(4,845)
Foreign currency translation adjustment, net of taxes	(12)	65
Comprehensive income (loss)	$1,068	$(4,780)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2017	2018
	(Note 1)
Operating activities
Net income (loss)	$1,080	$(4,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(3,343)	(1,736)
Depreciation and amortization	762	619
Amortization of internally developed software	291	477
Amortization of intangible assets	260	451
Stock-based compensation expense	2,133	2,801
Other non-cash items	(59)	389
Changes in operating assets and liabilities:
Accounts receivable	787	807
Commissions receivable	18,960	22,409
Prepaid expenses and other assets	107	(1,793)
Accounts payable	(3,417)	(567)
Accrued compensation and benefits	(3,023)	(6,912)
Accrued marketing expenses	(4,082)	(1,891)
Accrued restructuring charges	—	1,053
Other liabilities	(2,028)	(525)
Net cash provided by operating activities	8,428	10,737
Investing activities
Capitalized internal-use software and website development costs	(802)	(989)
Purchases of property and equipment and other assets	(862)	(217)
Acquisition of business, net of cash acquired	—	(14,929)
Net cash used in investing activities	(1,664)	(16,135)
Financing activities
Proceeds from exercise of common stock options	—	109
Cash used to net-share settle equity awards	(300)	(286)
Principal payments in connection with capital leases	(32)	(26)
Net cash used in financing activities	(332)	(203)
Effect of exchange rate changes on cash and cash equivalents	15	50
Net increase (decrease) in cash and cash equivalents	6,447	(5,551)
Cash and cash equivalents at beginning of period	61,781	40,293
Cash and cash equivalents at end of period	$68,228	$34,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Business and Significant Accounting Policies

Description of Business — eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading private health insurance exchange for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation — The accompanying condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2018, respectively, are unaudited. Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in detail below under Adoption of New Accounting Standards. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with Topic 606. Except for the impact of the adoption of Topic 606, the condensed consolidated balance sheet data as of December 31, 2017 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 19, 2018. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance to such rules and regulations. However, the Company believes the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and include all adjustments necessary for the fair presentation of our financial position as of December 31, 2017 and March 31, 2018, our results of operations for the three months ended March 31, 2017 and 2018 and our cash flows for the three months ended March 31, 2017 and 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2018 and therefore should not be relied upon as an indicator of future results.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Seasonality — A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter.

 The majority of our individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state.

Recent Accounting Pronouncements Not Yet Adopted

Leases (Topic 842) — In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

finance or operating lease.The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We expect to adopt this new accounting standard in the first quarter of 2019 and are in the process of evaluating the impact of the adoption of ASU 2016-02 on our condensed consolidated financial statements.

Adoption of New Accounting Standards

Compensation — Stock Compensation (Topic 718) — In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We adopted ASU 2017-09 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Statement of Cash Flows (Topic 230) — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under ASU 2016-18, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. We adopted ASU 2016-18 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented on the statement of cash flows. We adopted ASU 2016-15 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Goodwill Impairment (Topic 350) — In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. ASU 2017-04 eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. We adopted ASU 2017-04 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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
The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted ASC 2014-09 effective January 1, 2018, using the full retrospective method to restate each prior reporting period presented. The adoption of this standard had a material impact on our condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss), but had no impact on total net cash provided by (used in) operating, investing, or financing activities within the condensed consolidated statements of cash flows.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Change in Significant Accounting Policies

Except for the accounting policies for revenue recognition, commissions receivable and deferred revenue that were updated as a result of adopting Topic 606, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 19, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Revenue Recognition Policy

We are compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or our customer care centers. We may also receive commission bonuses based on our attaining predetermined target sales levels for Medicare, individual and family, small business and ancillary health insurance products, or other objectives, as determined by the health insurance carrier, which we recognize as commission revenue when we achieve the predetermined target sales levels or other objectives. In addition, we also generate revenue from non-commission revenue sources, which include online sponsorship and advertising, technology licensing and lead referrals.

The core principle of Topic 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in Topic 606:

•
Identification of the contract, or contracts, with a customer.  A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

•
Identification of the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

•	Determination of the transaction price. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.

•
Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP") basis.

•
Recognition of revenue when, or as, we satisfy a performance obligation. We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer.

Commission Revenue - Our commission revenue is primarily comprised of commissions paid to us by health insurance carriers related to insurance plans that have been purchased by a member through our health insurance exchange service. We define a member as an individual currently covered by an insurance plan, which include Medicare-related, individual and family, small business and ancillary plans. We are compensated by the health insurance carrier, which we define as our customer.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to the commission rates paid to us by the health insurance carriers. The amendment or termination of an agreement we have with a

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

health insurance carrier may adversely impact the commissions we are paid on health insurance plans purchased from the carrier by means of our health insurance exchange services.

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

For individual and family, Medicare Supplement, small business and ancillary plans, our commissions generally represent a flat amount per member per month or a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a plan. Premium-based commissions are reported to us after the premiums are collected by the carrier, generally on a monthly basis. We generally continue to receive the commission payment from the relevant insurance carrier until the health insurance plan is cancelled or we otherwise do not remain the agent on the policy.

We utilize a practical expedient to estimate commission revenue for each insurance product by applying the use of a portfolio approach to group approved members by the effective month of the relevant policy (referred to as a “cohort”). This allows us to estimate the commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, contracted commission rates, carrier mix and expected member churn.

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of a constraint. We refer to these estimated and constrained lifetime values as the "constrained LTV" for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting member churn and forecasting the commission amounts likely to be received per member. These assumptions are based on historical trends and incorporate management’s judgment in interpreting those trends and in applying constraints discussed below. To the extent we make changes to the assumptions, we will recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

For Medicare-related, individual and family and ancillary health insurance plans, we apply constraints to determine the amount of commission revenue to recognize per approved member. The constraints are applied to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We evaluate the appropriateness of these constraints on at least an annual basis, including assessing factors affecting our estimate of the estimated lifetime value of commissions per approved member based on current trends impacting our business and assessing whether any adjustment to those constraints should be made. We update the assumptions when we observe a sufficient level of evidence that would suggest that the long term expectation of the assumption has changed.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended March 31, 2017 and 2018, the constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV of commissions per approved member are as follows:

	Three Months Ended March 31,
	2017	2018
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	5%	5%
Medicare Part D	5%	5%

Individual and Family
Non-Qualified Health Plans	15%	15%
Qualified Health Plans	20%	20%

Ancillaries	10%	10%

Small Business	—	—

Other Revenue - Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed. Such revenue often includes a performance fee component based on metrics such as submitted health insurance applications and is recognized when the performance obligations are fulfilled and control has been transferred. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period as the performance obligations are satisfied.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and allows agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize upon transfer of control at a point in time, commencing once the technology is available for use by the third party. Variable consideration in the form of performance fees based on metrics such as submitted health insurance applications are recognized upon achieving the metrics. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or data tracked by the third party.

Deferred revenue includes deferred technology licensing implementation fees and amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date.

Some of our contracts with customers contain multiple performance obligations. We allocate revenue to all performance obligations within an arrangement with multiple deliverables at the inception of the arrangement using the relative selling price method. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disaggregation of Revenue

The table below depicts the disaggregation of revenue by product for the three months ended March 31, 2017 and 2018 and is consistent with how we evaluate our financial performance:

	Three Months Ended
	March 31, 2017	March 31, 2018
Commission Revenue:
Medicare
Medicare Advantage	$19,205	$21,935
Medicare Supplement	3,914	5,592
Medicare Part D	1,378	1,159
Total Medicare	24,497	28,686
Individual and Family (1)
Non-Qualified Health Plans	3,773	1,441
Qualified Health Plans	3,132	2,162
Total Individual and Family	6,905	3,603
Ancillaries
Short-term	1,846	1,250
Dental	1,847	1,599
Vision	570	340
Other	765	2,391
Total Ancillaries	5,028	5,580
Small Business	1,924	2,359
Commission Bonus	483	479
Total Commission Revenue	38,837	40,707
Other Revenue	2,719	2,363
Total Revenue	$41,556	$43,070

(1)
We define our Individual and Family Plan offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans. Individual and family health insurance plans include both Qualified and Non-Qualified plans. Qualified health plans are individual and family health insurance plans that meet the requirements of the Affordable Care Act and are offered through the government-run health insurance exchange in the relevant jurisdiction. Non-Qualified health plans are individual and family health insurance plans that meet the requirements of the Affordable Care Act and are not offered through the exchange in the relevant jurisdiction. Individuals that purchase Non-Qualified health plans cannot receive a subsidy in connection with the purchase of Non-Qualified plans.

Book-of-Business Transfers
We entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration paid by us for these books-of-business amounted to $13.9 million. Consideration paid for these books-of-business is included within commissions receivable in the accompanying condensed consolidated balance sheets. The consideration we paid to the broker partner was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member. As we receive commission payments from health insurance carriers for these plan members, we reduce commissions receivable for the discounted commissions expected to be received, with the remaining margin earned recorded to other income (expense), net in the condensed consolidated statements of comprehensive income (loss). The margin earned and recorded to other income (expense), net for these books-of-business for the three months ended March 31, 2017 and 2018 totaled $0.5 million and $0.6 million, respectively.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Incremental Costs to Obtain a Contract
We reviewed our sales compensation plans, which are directed at converting leads into approved members, and concluded that they are fulfillment costs and not costs to obtain a contract with a customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts.
Income Taxes
As described in more detail in Note 6 - Income Taxes, as a result of the adoption of Topic 606, we recorded a significant deferred tax liability on our recasted opening balance sheet related to the resulting accelerated revenue recognition under Topic 606. Additionally, as a result of the deferred tax liability, we re-evaluated the need for the valuation allowance recorded against our U.S. deferred tax assets. As a result of this evaluation, we determined that the deferred tax liability is a source of income that can be used to support realization of deferred tax assets on a more likely than not level and accordingly reversed our previously recorded valuation allowance as of January 1, 2015, the earliest period to which the retrospective the adoption of Topic 606 was applied.

Impact to Previously Reported Results
The adoption of ASU 2014-09 impacted our reported results as follows (in thousands, except per share amounts):

	December 31, 2017
Balance Sheets	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Accounts receivable	$9,894	$(8,419)	$1,475
Commissions receivable - current	$—	$109,666	$109,666
Prepaid expenses and other current assets	$4,845	$(540)	$4,305
Commissions receivable - non-current	$—	$169,751	$169,751
Other assets	$7,317	$(30)	$7,287
Accrued marketing expenses	$4,088	$605	$4,693
Other current liabilities	$3,815	$(1,807)	$2,008
Deferred income taxes - non-current	$—	$45,089	$45,089
Non-current liabilities	$900	$1,020	$1,920
Retained earnings (accumulated benefit)	$(20,796)	$225,521	$204,725

	For the Three Months Ended March 31, 2017
Statements of Operations	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue	$78,939	$(37,383)	$41,556
Cost of revenue	$1,629	$(1,448)	$181
Other income (expense), net	$26	$251	$277
Benefit from income taxes	$(1,573)	$(3,343)	$(4,916)
Net income	$33,421	$(32,341)	$1,080
Net income per diluted share	$1.80	$(1.74)	$0.06

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended March 31, 2017
Segment Information	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue
Medicare	$57,974	$(32,564)	$25,410
Individual, Family and Small Business	20,965	(4,819)	16,146
Total revenue	$78,939	$(37,383)	$41,556

Segment profit (loss)
Medicare segment profit (loss)	$30,695	$(31,624)	$(929)
Individual, Family and Small Business segment profit	11,079	(4,309)	6,770
Total segment profit	$41,774	$(35,933)	$5,841

Note 2 - Acquisition

On January 22, 2018, we completed our acquisition of all outstanding membership interests of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This acquisition is expected to enhance our growing presence in the Medicare Supplement market and put us in a stronger position with carriers and strategic partners. The acquisition consideration consisted of cash of $15.0 million, less $0.1 million cash acquired, and 294,637 shares of our common stock. In addition, the members are entitled to receive earnout payments ("Earnout Consideration") consisting of up to $20 million in cash and 589,275 shares of our common stock. The Earnout Consideration will become payable, subject to the terms and conditions of the purchase agreement relating to the acquisition, upon the final determination of the achievement of certain milestones in 2018 and 2019.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The GoMedigap acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The major classes of assets and liabilities to which we have preliminarily allocated the acquisition consideration were as follows (in thousands):

Acquisition Consideration
Cash paid	$15,000
Fair value of equity awards issued to GoMedigap members (1)	5,595
Estimated fair value of earnout liability	27,700
$48,295
Allocation
Cash and cash equivalents	$71
Commission receivable - current	4,371
Prepaid expenses and other current assets	11
Commission receivable - non-current	11,103
Property and equipment, net	174
Accounts payable	(110)
Accrued compensation and benefits	(132)
Other current liabilities	(131)
Net tangible assets acquired	15,357
Intangible assets	6,800
Goodwill	26,138
Total intangible assets acquired	32,938
Total net assets acquired	$48,295
(1) The fair value of equity awards issued was determined based on the January 22, 2018 closing price of our common stock of $18.99.

The acquisition consideration allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. Additional information that result in adjustments to the provisional current and non-current commissions receivable amounts recognized as of the acquisition date may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is primarily attributable to the assembled workforce, new product development capabilities and anticipated synergies and economies of scale expected from the operations of the combined company. The goodwill was assigned to our Medicare segment. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment test include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets. Goodwill will be deductible for tax purposes over 15 years.

Earnout liability—The earnout liability represents the fair value of the Earnout Consideration payable and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in operations while changes in the earnout liability due to the passage of time will be recognized as other expense. The earnout liability will be adjusted to the extent the specified enrollment targets are not achieved.

Fair Value Measurements—The assets acquired and liabilities assumed of GoMedigap have been recognized at fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires three levels of hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of inputs used in the valuation of such items based on the lowest level of input that is significant to fair value measurement. The

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

Assets acquired and liabilities assumed measured and reported at fair value are classified in one of the following categories based on inputs:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The fair value of prepaid expenses and other current assets, property and equipment, net, accounts payable, accrued compensation and benefits and other current liabilities approximated their carrying value at the date of acquisition. The fair value of commissions receivable was determined using a discount rate of interest, which is a Level 2 input. Intangible assets and the earnout liability were valued using Level 3 inputs.

The fair values of the acquired intangible assets were determined using the profit allocation method, which is based on determining the estimated royalties we are relieved from paying because we own the assets.

The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ending December 31, 2018 and 2019 and eHealth’s simulated stock price at the time of payment. earnout liability was part of the acquisition consideration and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in operations while changes in the earnout liability due to the passage of time will be recognized as other expense.

Following are the details of the acquisition consideration allocated to the intangible assets acquired (in thousands):

Technology	$2,000
Trade names, trademarks and website addresses	4,800
Total intangible assets	$6,800

We will amortize the existing technology and trade name using a straight-line method over an estimated life of 3 and 10 years, respectively. The estimated useful lives are based on the time periods during which the intangibles are expected to result in incremental cash flows.

We incurred $0.1 million acquisition-related costs during the first quarter of 2018, which were expensed as incurred.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2017 and March 31, 2018, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of December 31, 2017 and March 31, 2018, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three months ended March 31, 2017 and 2018.

As of December 31, 2017 and March 31, 2018, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2017	March 31, 2018
Cash	$5,098	$9,463
Money market funds	35,195	25,279
Total cash and cash equivalents	$40,293	$34,742

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2017	March 31, 2018
Prepaid maintenance contracts	$1,945	$1,880
Prepaid insurance	490	1,133
Prepaid rent	311	404
Other current assets	1,559	2,591
Total prepaid expenses and other current assets	$4,305	$6,008

Intangible Assets- The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average remaining life in years):

	December 31, 2017			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Technology	$1,700	$(1,700)	$—	$3,700	$(1,811)	$1,889	2.8 years
Pharmacy and customer relationships	10,100	(7,884)	2,216	10,100	(8,121)	1,979	2.1 years
Trade names, trademarks and website addresses	907	(697)	210	5,707	(800)	4,907	9.5 years
Total intangible assets subject to amortization	$12,707	$(10,281)	2,426	$19,507	$(10,732)	8,775
Indefinite-lived trademarks and domain names			5,114			5,114	Indefinite
Total intangible assets			$7,540			$13,889

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2018, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2018	$500	$714	$427	$1,641
2019	667	950	570	2,187
2020	667	315	510	1,492
2021	55	—	480	535
2022	—	—	480	480
Thereafter	—	—	2,440	2,440
Total	$1,889	$1,979	$4,907	$8,775

Note 4 - Fair Value Measurements

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands).

	December 31, 2017			March 31, 2018
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Level 3	Total
Assets
Money market funds	$35,195	$35,195	$35,195	$25,279	$25,279	$—	$25,279
Total assets measured and recorded at fair value	$35,195	$35,195	$35,195	$25,279	$25,279	$—	$25,279

Liability
Earnout liability - current	$—	$—	$—	$14,580	$—	$14,580	$14,580
Earnout liability - non-current	—	—	—	13,120	—	13,120	13,120
Total liabilities measured and recorded at fair value	$—	$—	$—	$27,700	$—	$27,700	$27,700

Our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

The earnout liability represents the fair value of the Earnout Consideration payable to acquire GoMedigap and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in operations while changes in the earnout liability due to the passage of time will be recognized as other expense.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We measure the earnout liability using internally developed assumptions, therefore it is classified as Level 3. The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ending December 31, 2018 and 2019 and our simulated stock price at the time of payment.

Note 5 - Stockholder's Equity

2014 Equity Incentive Plan —The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the three months ended March 31, 2018 (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2017	1,409
Restricted stock units granted [1]	(308)
Options granted[2]	(1)
Restricted stock units cancelled [3]	63
Options cancelled	12
Shares available for grant March 31, 2018	1,175

(1)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(2)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(3)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2017	983	$17.38	4.6	$2,522
Granted	1	$12.04
Exercised	(9)	$12.37
Cancelled	(39)	$21.82
Balance outstanding at March 31, 2018	936	$17.08	4.4	$854
Vested and expected to vest at March 31, 2018	896	$17.11	4.3	$828
Exercisable at March 31, 2018	484	$18.36	3.1	$531

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between the closing price of our common stock as of December 31, 2017 and March 31, 2018 and the exercise price multiply by number of in-the-money options.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2017	1,745	$14.24	2.3	$30,313
Granted	308	$12.33
Vested	(52)	$10.53
Cancelled	(63)	$14.13
Unvested as of March 31, 2018	1,938	$14.04	2.1	$27,733

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product of our closing stock price as of December 31, 2017 and March 31, 2018 and the number of restricted stock units outstanding as of December 31, 2017 and March 31, 2018, respectively.

Stock Repurchase Programs —We had no stock repurchase activity during the three months ended March 31, 2018. In addition to 10,663,888 shares repurchased under our past repurchase programs as of March 31, 2018, we have in treasury 590,471 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2017 and March 31, 2018, we had a total of 11,237,995 shares and 11,254,359 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2017	2018
Common stock options	$187	$498
Restricted stock units	1,946	2,303
Total stock-based compensation expense	$2,133	$2,801

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,
	2017	2018
Marketing and advertising	$215	$370
Customer care and enrollment	12	165
Technology and content	394	343
General and administrative	1,512	1,672
Restructuring	—	251
Total stock-based compensation expense	$2,133	$2,801

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended March 31, 2018, as part of our workforce reduction, we accelerated the vesting dates of certain stock options and restricted stock units granted to a former employee. We recorded a $0.3 million incremental stock-based compensation expense in connection with this modification.

Note 6 - Income Taxes

The following table summarizes our provision (benefit) for income taxes and our effective tax rates for the three months ended March 31, 2017 and 2018 (in thousands, except effective tax rate):

	Three Months Ended March31,
	2017	2018
Loss before benefit for income taxes	(3,836)	(6,536)
Benefit from income taxes	(4,916)	(1,691)
Effective tax rate	128.2%	25.9%

Our effective tax rate in the three months ended March 31, 2017 was higher than the statutory federal rate due primarily to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses. Our effective rate in the three months ended March 31, 2018 was higher than the statutory federal rate due primarily to stock based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions partially offset by research and development credits.

As a result of our adoption of Topic 606 using the full retrospective method, in our recasted opening balance sheet, we recognized a significant deferred tax liability due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect the amounts receivable in future periods. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significant increased deferred tax liability, we have also reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective the adoption of Topic 606 was applied. We continue to record all our deferred tax assets as of March 31, 2018 as we believe it is more likely than not that the net deferred tax assets will be fully realized.

The Tax Cuts and Jobs Act ("Jobs Act") legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the tax reform on our provision for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining the ending deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitation on deductions and taxes on Global Intangible Low-Taxed Income ("GILTI") earned by our China subsidiary. Given the complexity of the GILTI provisions, we are still evaluating their effects and as at March 31, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

Note 7 - Net Income (loss) Per Share

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2018
Basic:
Numerator:
Net income (loss)	$1,080	$(4,845)
Denominator:
Weighted-average number of common stock shares outstanding	18,370	18,873
Net income (loss) per share—basic:	$0.06	$(0.26)
Diluted:
Numerator:
Net income (loss)	$1,080	$(4,845)
Denominator:
Net weighted average number of common stock shares outstanding	18,370	18,873
Dilutive effect of potential common stock	191	—
Total common stock shares used in per share calculation	18,561	18,873
Net income (loss) per share—diluted:	$0.06	$(0.26)

For each of the three months ended March 31, 2017 and 2018, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2018
Common stock options	$34	$1,006
Restricted stock units	836	1,426
Total	$870	$2,432

Note 8 - Commitments and Contingencies

Legal Proceedings

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.   The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice.  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017,we entered into a joint stipulation for settlement of class action consistent with the settlement term sheet.   The court entered an order preliminarily approving the settlement on April 23, 2018.  As a result, notice of the settlement will be sent to members of the class informing them of the settlement and the possible relief available to them thereunder.  The settlement is subject to final approval of the court after the notice has been sent to the class and after a hearing before the court. As of March 31, 2018, we maintained an accrual in our consolidated financial statements for estimated potential damages and other amounts we expect to be required to pay in connection with the matter.

On April 6, 2018, a former California employee (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Complaint”).  Plaintiff’s Complaint is filed pursuant to the California Labor Code Private Attorneys General Act of 2004 (“PAGA”), purportedly on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California.  The Complaint alleges that we violated a number of wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing uninterrupted meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement  for necessary business-related expenses and costs.  The Complaint seeks allegedly unpaid wages, civil penalties and costs, expenses and attorneys’ fees.  Discovery has not yet commenced. We cannot estimate the likelihood of liability or the amount of potential damages, because the case is at a preliminary stage.

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

Operating Lease Obligations

We lease our operating facilities and certain of our equipment and furniture and fixtures under various operating leases, the latest of which expires in January 2026. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

In March 2018, we entered into an agreement to lease approximately 27,000 square feet of office space in Austin, Texas. The term of this lease agreement is ninety months, commencing on an estimated date of July 15, 2018 and ending on approximately January 15, 2026. Future minimum lease payments under this lease will be approximately $4.5 million.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of March 31, 2018.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of March 31, 2018 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$2,909	$1,165	$4,074
2019	3,453	861	4,314
2020	3,679	330	4,009
2021	2,163	—	2,163
2022	2,227	—	2,227
Thereafter	2,829	—	2,829
Total	$17,260	$2,356	$19,616

Note 9 - Operating Segments, Geographic Information and Significant Customers

Operating Segments

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments.

•Medicare
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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table presents summary results of our operating segments for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,
	2017	2018
Revenue
Medicare	$25,410	$30,763
Individual, Family and Small Business	16,146	12,307
Total revenue	$41,556	$43,070

Segment profit (loss)
Medicare segment profit (loss)	$(929)	$3,180
Individual, Family and Small Business segment profit	6,770	3,488
Total segment profit	5,841	6,668
Corporate	(6,799)	(7,854)
Stock-based compensation expense	(2,133)	(2,550)
Depreciation and amortization	(762)	(619)
Restructuring charges	—	(1,856)
Acquisition costs	—	(58)
Amortization of intangible assets	(260)	(451)
Other income (expense), net	277	184
Loss before benefit for income taxes	$(3,836)	$(6,536)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Geographic Information

Our long-lived assets consisted primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2017 and March 31, 2018 were as follows (in thousands):

	December 31, 2017	March 31, 2018
United States	$202,597	$239,595
China	550	525
Total	$203,147	$240,120

Significant Customers

Substantially all revenue for the three months ended March 31, 2017 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three months ended March 31, 2017 and 2018 are presented in the table below:

	Three Months Ended March 31,
	2017	2018
UnitedHealthcare [1]	23%	23%
Humana	17%	15%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

As of March 31, 2018, our total outstanding commissions receivable balance was $272.5 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

Note 10 –Restructuring Charges
In February 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in certain other locations. As part of this plan, we eliminated approximately 110 full-time positions, representing approximately 10% of our workforce, primarily within customer care and enrollment, and to a lesser extent, in our marketing and advertising and general and administrative groups.
We estimated total pre-tax restructuring charges of approximately $2.2 million, which includes approximately $1.6 million for employee termination benefits, approximately $0.3 million in contract termination and other restructuring charges and $0.3 million in non-cash accelerated stock based compensation. Substantially all of the restructuring charges are expected to result in cash expenditures. We recognized $1.9 million in employee termination benefit and related costs and non-cash accelerated stock based compensation in the first quarter of 2018, and we expect to recognize the remaining restructuring charges in the second quarter of 2018, when the activities comprising the plan are expected to be substantially completed.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the total cash and non-cash restructuring charges recognized during the three months ended March 31, 2018 (in thousands):

Employee termination costs	$1,605
Non-cash employee termination costs - stock-based compensation	251
Total restructuring charges	$1,856

The following table summarizes the accrued restructuring charges activity during the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Beginning balance	Charges	Payments	Ending balance
Employee termination costs	$—	$1,605	$(552)	$1,053
Accrued restructuring charges - current	$—	$1,605	$(552)	$1,053

Note 11 - Subsequent Event

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the upcoming expiration of one of our leases in Mountain View, California on August 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on an estimated date of September 1, 2018 and ending on an estimated date of November 30, 2028. Future minimum lease payments under this lease are expected to total $17.4 million.

In connection with the Santa Clara, California lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $1.5 million, which may be reduced in increments of 20% of the original amount thereof on the second, third, fourth and fifth anniversaries of the commencement date, and may be reduced by an additional 8% of the original amount on the sixth anniversary of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted and approved applications, membership and and lifetime value of commissions; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments including our acquisition of GoMedigap, and impact to our operating results; growth opportunities in our business; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges without users leaving our website; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our expectations regarding the supply and demand of individual and family health insurance; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and our business development and cross-selling efforts; the timing of our receipt of commission payments; our critical accounting policies and related estimates; the expected financial impact of our adoption of new revenue recognition standards; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges without users leaving our website; the success of our health insurance benefit packages; our ability to comply with CMS guidance and impact on conversion rates as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks and our ability to safeguard sensitive data; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2018, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. This strategic acquisition significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allows us to accelerate our projected Medicare plan enrollment growth in 2018 and beyond. For more information on our acquisition of GoMedigap, see Note 2 - Acquisition in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We operate as two distinct reporting segments:

•Medicare
•Individual, Family and Small Business.

For more information regarding our segments, see Note 9 - Operating Segments, Geographic Information and Significant Customers in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Effective January 1, 2018, we adopted ASU No. 2014-09 using the full retrospective method, which required us to revise our historical financial information to be consistent with the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue, whereby we are now required to estimate the lifetime value of commissions we expect to collect from Medicare-related, individual and family and ancillary health insurance plans at the time the carrier approves the plans, and for small business health insurance plans, the estimated commissions we expect to collect from the plan over the following 12-months. For additional information on the change in our revenue recognition policy and the related impact to our previously reported results, see Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in Part I, Item 1, Business - Health Care Reform, in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 19, 2018, and Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q. The implementation of health care reform has significantly reduced our individual and family health insurance membership and commission revenue and could continue to have a material adverse effect on our business and results of operations.

The Trump administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act, but their efforts to do so have so far been unsuccessful. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual mandate to maintain qualifying health insurance was reduced to zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could have a further adverse impact on the individual and family health insurance market. In addition to the repeal of the mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been proposed that would facilitate association-based health insurance plans and promote the sale of more short term health insurance. The expansion of the use of short term health insurance may cause individuals and families to purchase short term health insurance instead of individual and family health insurance. If adopted, the proposed regulations relating to association health plans would allow small businesses to join industry or geographically-based associations and collectively purchase large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the proposed regulation is to reduce the cost of insurance for individuals who receive their health insurance under associations. The proposed regulations relating to association-based health insurance and short term health insurance could present new business opportunities for us, but also may reduce the size of the individual, family and small business health insurance markets that we address.

Summary of Selected Metrics

In addition to traditional financial metrics, we rely upon certain metrics to estimate and recognize commission revenue, evaluate our business performance and facilitate strategic planning. Our commission revenue is influenced by a number of factors including:

•
the number of individuals on applications for Medicare-related, individual and family, small business and ancillary health insurance plans we submit to and are approved by the relevant health insurance carriers, and

•
the constrained lifetime value of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell as well as the estimated annual value of approved members for small business plans we sell.

Submitted Applications and Approved Members

The following table shows submitted applications and approved members by product for the three months ended March 31, 2017 and 2018:

	Submitted Applications			Approved Members
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2018	Percent Change	2017	2018	Percent Change
Medicare (1)
Medicare Advantage	21,799	24,796	14%	21,465	24,620	15%
Medicare Supplement	4,540	6,388	41%	4,199	5,416	29%
Medicare Part D	4,938	3,845	(22)%	5,132	4,302	(16)%
Total Medicare	31,277	35,029	12%	30,796	34,338	12%
Individual and Family (2)
Non-Qualified Health Plans	14,264	3,886	(73)%	24,799	9,213	(63)%
Qualified Health Plans	7,747	2,684	(65)%	16,604	14,686	(12)%
Total Individual and Family	22,011	6,570	(70)%	41,403	23,899	(42)%
Ancillaries (3)
Short-term	24,285	19,495	(20)%	21,251	20,996	(1)%
Dental	23,378	12,993	(44)%	24,734	19,524	(21)%
Vision	9,857	5,584	(43)%	10,753	6,595	(39)%
Other	4,699	13,341	184%	5,028	9,026	80%
Total Ancillaries	62,219	51,413	(17)%	61,766	56,141	(9)%
Small Business (4)	1,162	1,720	48%	3,484	5,294	52%
Total	116,669	94,732	(19)%	137,449	119,672	(13)%

(1)
Medicare-related health insurance applications submitted on our website or through our customer care center during the period, including Medicare Advantage, Medicare Part D prescription drug and Medicare Supplement plans.

(2)
Major medical Individual and Family plan ("IFP") health insurance applications submitted on our website during the period. An applicant may submit more than one application. We define our IFP offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans.

(3)	Ancillary Plans consists primarily of short-term, dental and vision insurance plans submitted on our website during the period.
(4)
Applications for small business health insurance applications are counted as submitted when the applicant completes the application, the employees complete their applications, the applicant submits the application to us and we submit the application to the carrier.

Submitted Applications

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

Medicare submitted applications grew 12% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to 41% growth in Medicare Supplement as a result of our acquisition of GoMedigap in January 2018. Individual and family plan submitted applications declined 70% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the continuing turmoil in the individual and family plan market. The decline in the individual and family plan submitted applications also limited our ability to cross-sell ancillary plans, resulting in a decline of 17% in submitted applications for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Small business submitted applications grew 48% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to improved focus on key partnerships, technology enhancements and increased conversions.

Approved Members

Approved Members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Approved members may not pay for their plan and become paying members.
Medicare total approved members grew 12% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We experienced a shift in the mix of our Medicare enrollments in the first quarter to higher value Medicare Advantage and Medicare Supplement members. Approved Medicare Supplement plan members grew 29%, approved Medicare Advantage members grew 15% and approved members on Medicare Part D plans declined 16% compared to the first quarter of 2017. The growth in Medicare Supplement plan approved members was accelerated by our acquisition of GoMedigap, which closed in January of this year, while the decline in approved Medicare Part D members resulted from the reduced spending in our paid search channel. Individual and family plan approved members declined 42% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the continuing turmoil in the individual and family plan market and a shift in the timing of the open enrollment period compared to prior years. Ancillary approved members declined 9% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decline in our cross-selling of dental and vision plans as a result of the decline in individual and family plan approved members, partially offset by growth in fixed indemnity and dental, vision and hearing plans, which we recently introduced. Small business approved members grew 52% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to improved focus on key partnerships, technology enhancements and increased conversions.

Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value, or LTV, of commissions per approved member by product for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31,
	2017	2018	Percentage Change
Medicare
Medicare Advantage (1)	$892	$880	(1)%
Medicare Supplement (1)	$932	$1,029	10%
Medicare Part D (1)	$268	$270	1%

Individual and Family
Non-Qualified Health Plans (1)	$139	$140	1%
Qualified Health Plans (1)	$134	$134	—%

Ancillaries
Short-term (1)	$87	$60	(31)%
Dental (1)	$71	$74	4%
Vision (1)	$53	$51	(4)%

Small Business (2)	$168	$178	6%

(1)
Constrained lifetime value of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s policy after applying constraints in accordance with our revenue recognition policy.The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period. For additional information on constraints see Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

(2)
For small business the amount represents the estimated commissions we expect to collect from the plan over the following 12-months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period.

The constrained LTV of commissions per approved member remained generally flat in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 across the Medicare and Individual, Family and Small Business segments. The constrained LTV of commissions per Medicare Supplement approved member increased 10% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of the more favorable lifetime value of commissions per approved member for Medicare Supplement plans sold since our acquisition of GoMedigap in January 2018. The constrained LTV of commissions per short-term approved member decreased 31% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of a regulation that reduced the maximum length of a short-term policy from one year to 90-days.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

The following table shows estimated membership by product for the three months ended March 31, 2017 and 2018:

	As of March 31,
	2017	2018	Percent Change
Medicare (1)
Medicare Advantage	174,561	218,685	25%
Medicare Supplement	24,654	58,507	137%
Medicare Part D	85,650	104,595	22%
Total Medicare	284,865	381,787	34%
Individual and Family (2)	265,201	182,655	(31)%
Ancillaries (3)
Short-term	20,821	15,467	(26)%
Dental	181,422	162,570	(10)%
Vision	86,294	79,872	(7)%
Other	23,361	35,423	52%
Total Ancillaries	311,898	293,332	(6)%
Small Business (4)	30,743	35,545	16%
Total Estimated Membership	892,707	893,319	—%

(1)
For Medicare-related health insurance plans, we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that is up to two months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy from the same month of the previous year and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. Estimated number of members active on Medicare-related health insurance as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

(2)
To estimate the number of members on Individual and Family health insurance plans, we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that is up to six months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the period being estimated; and (ii) the number of approved members over that period (after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For IFP health insurance plans, a member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

(3)
For ancillary health insurance plans (such as short-term, dental and vision insurance), we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that is up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy from the same month of the previous year and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

(4)
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
Medicare membership grew 34% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to 137% growth in Medicare Supplement membership as a result of our acquisition of GoMedigap in January 2018, as well as strong growth in our Medicare Advantage and Medicare Part D membership. Individual and family plan approved members declined 31% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the continuing turmoil in the individual and family plan market. Ancillary membership declined 6% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of the decline in individual and family plan membership, partially offset by growth in fixed indemnity and dental, vision and hearing plans, which we recently introduced. Small business approved members grew 16% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to improved focus on key partnerships, technology enhancements and increased conversions.
Member Acquisition

Marketing initiatives are an important component of our strategy to increase revenue. Our marketing initiatives are focused on three primary member acquisition channels: direct, marketing partners and online advertising and are primarily designed to encourage consumers to complete an application for health insurance. In addition, we incur customer care and enrollment expenses in assisting applicants during the enrollment process.

The following table shows the variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31,
	2017	2018	Percent Change
Variable marketing cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$408	$289	(29)%
Individual and Family Plan ("IFP") variable marketing cost per approved IFP-equivalent member (2)	$35	$41	17%

Customer care and enrollment ("CC&E") expense per approved member
Medicare CC&E expense per approved MA-equivalent member (3)	$337	$350	4%
IFP CC&E expense per approved IFP-equivalent member (4)	$42	$43	2%

(1)
Variable marketing cost per approved MA-equivalent member represents direct costs incurred in member acquisition for Medicare Advantage, Medicare Supplement and Medicare Part D plans from our direct, marketing partners and online advertising channels divided by MA-equivalent approved members in a given period. MA-equivalent members is a derived metric and is equal to the sum of Medicare Part D approved members divided by 4, the number of Medicare Advantage approved members and the number of Medicare Supplement approved members in the given period.

(2)
Variable marketing cost per approved IFP-equivalent member represents direct costs incurred in member acquisition for IFP plans from our direct, marketing partners and online advertising channels divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of the number of short-term approved members divided by 3 and the IFP approved members in the given period.

(3)
Medicare CC&E expense per approved MA-equivalent member is equal to the CC&E expense of our Medicare business included in our operating costs and reported in our condensed consolidated statements of operations divided by MA-equivalent approved members in a given period. MA-equivalent approved members is a derived metric and is equal to the sum of Medicare Part D approved members divided by 4, the number of Medicare Advantage approved members and the number of Medicare Supplement approved members in the given period.

(4)
IFP CC&E expense per approved IFP-equivalent member is equal to the CC&E expense of our IFP business included in our operating costs and reported in our condensed consolidated statement of operations divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of the number of short-term approved members divided by 3 and the IFP approved members in the given period.

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

Except for our revenue recognition accounting policy, which we revised as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 19, 2018, that have had a material impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, for a complete discussion of our other critical accounting policies and estimates other than our revenue recognition policy. For a discussion of our revenue recognition policy, please see Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three months ended March 31, 2017 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2017		2018
Revenue
Commission	$38,837	93%	$40,707	95%
Other	2,719	7%	2,363	5%
Total revenue	41,556	100%	43,070	100%
Operating costs and expenses:
Cost of revenue	181	—%	152	—%
Marketing and advertising	15,055	36%	15,002	35%
Customer care and enrollment	12,109	29%	13,239	31%
Technology and content	8,072	19%	8,341	19%
General and administrative	9,992	24%	10,691	25%
Restructuring charges	—	—%	1,856	4%
Acquisition costs	—	—%	58	—%
Amortization of intangible assets	260	1%	451	1%
Total operating costs and expenses	45,669	110%	49,790	116%
Loss from operations	(4,113)	(10)%	(6,720)	(16)%
Other income (expense), net	277	1%	184	—%
Loss before benefit for income taxes	(3,836)	(9)%	(6,536)	(15)%
Benefit for income taxes	(4,916)	(12)%	(1,691)	(4)%
Net income (loss)	$1,080	3%	$(4,845)	(11)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2017	2018
Marketing and advertising	$215	$370
Customer care and enrollment	12	165
Technology and content	394	343
General and administrative	1,512	1,672
Restructuring	—	251
Total stock-based compensation expense	$2,133	$2,801

Three Months Ended March 31, 2017 and 2018

Revenue

The following table presents our commission revenue, other revenue and total revenue for the three months ended March 31, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Commission	$38,837	$40,707	$1,870	5%
Percentage of total revenue	93%	95%
Other	2,719	2,363	(356)	(13)%
Percentage of total revenue	7%	5%
Total revenue	$41,556	$43,070	$1,514	4%

Commission revenue increased $1.9 million, or 5%, in the three months ended March 31, 2018 compared to three months ended March 31, 2017 due to a $4.6 million, or 19%, increase in commission revenue from the Medicare segment, partially offset by a $2.7 million, or 20%, decrease in commission revenue from the Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was primarily attributable to a 12% increase in Medicare approved members in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement approved member. The favorable lifetime value of commissions per Medicare Supplement approved members was driven in part by our acquisition of GoMedigap in January 2018. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 42% decrease in individual and family health insurance approved members in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, partially offset by a $0.4 million increase in commission revenue from small business.

Other revenue decreased $0.4 million, or 13%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a $0.6 million decrease in licensing revenue, partially offset by a $0.2 million increase in online sponsorship and advertising revenue.

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

The following table presents our cost of revenue for the three months ended March 31, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Cost of revenue	$181	$152	$(29)	(16)%
Percentage of total revenue	—%	—%

Cost of revenue was relatively flat in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the three months ended March 31, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Marketing and advertising	$15,055	$15,002	$(53)	—%
Percentage of total revenue	36%	35%

Marketing and advertising expenses decreased $0.1 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a decrease of $2.2 million in variable marketing costs, partially offset by increases of $1.6 million in personnel costs due to additional headcount, $0.2 million in consulting expenses and $0.2 million in stock-based compensation. The decrease in variable marketing costs was attributed to a decrease of $5.8 million in online advertising costs and partner referral fees for lead aggregators, partially offset by an increase of $3.6 million in direct marketing costs, driven primarily by our strategy to shift our demand generation in the Medicare market to more cost-effective channels, as well as the lower volume of submitted individual and family applications in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the three months ended March 31, 2017, and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Customer care and enrollment	$12,109	$13,239	$1,130	9%
Percentage of total revenue	29%	31%

Customer care and enrollment expenses increased $1.1 million, or 9%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due a $1.1 million increase in personnel costs associated with higher headcount, primarily as a result of the recently completed GoMedigap acquisition.

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

The following table presents our technology and content expenses for the three months ended March 31, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Technology and content	$8,072	$8,341	$269	3%
Percentage of total revenue	19%	19%

Technology and content expenses increased $0.3 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $0.3 million increase in consulting costs.

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

The following table presents our general and administrative expenses for the three months ended March 31, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
General and administrative	$9,992	$10,691	$699	7%
Percentage of total revenue	24%	25%

General and administrative expenses increased $0.7 million, or 7%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increases of $0.7 million in personnel costs and $0.2 million in stock-based compensation expense, partially offset by a decrease of $0.2 million in legal fees.

Acquisition Costs

During the first quarter of 2018, we incurred $0.1 million of costs associated with our acquisition of GoMedigap, which was completed on January 22, 2018.

Restructuring Charges

In February 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in certain other locations. As part of the plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily in our customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred $1.9 million for employee termination benefits and related costs in the three months ended March 31, 2018. Substantially all of the restructuring charges are expected to result in cash expenditures. We expect the restructuring activities comprising the plan to be completed during the three months ended June 30, 2018.

The following table presents our restructuring benefit for the three months ended March 31, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Restructuring charges	$—	$1,856	$1,856	100%
Percentage of total revenue	—%	4%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three months ended March 31, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Amortization of intangible assets	$260	$451	$191	73%
Percentage of total revenue	1%	1%

Amortization expense related to intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense in the first quarter of 2018 increased $0.2 million, or 73%, due to the amortization of intangible assets from the recently completed GoMedigap acquisition.

Other Income (Expense), Net

The following table presents our other income (expense), net for the three months ended March 31, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Other income (expense), net	$277	$184	$(93)	(34)%
Percentage of total revenue	1%	—%

Other income (expense), net, for the three months ended March 31, 2017 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income (expense), net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

Other income (expense), net decreased $0.1 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a decline in the margin earned on commissions received from Medicare plan members transferred to us by the broker partner due to member attrition.

Benefit from Income Taxes

The following table presents our benefit for income taxes for the three months ended March 31, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Benefit from income taxes	$(4,916)	$(1,691)	$3,225	(66)%
Percentage of total revenue	(12)%	(4)%

For the three months ended March 31, 2018, we recorded $1.7 million of benefit for income taxes, representing an effective tax rate of 25.9%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions partially offset by research and development credits. For the three months ended March 31, 2017, we recorded $4.9 million of benefit for income taxes due to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

As a result of our adoption of Topic 606 using the full retrospective method, in our recasted opening balance sheet, we recognized a significant deferred tax liability due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect the amounts receivable in future periods. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significant increased deferred tax liability, we have also reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective the adoption of Topic 606 was applied. We continue to record all our deferred tax assets as of March 31, 2018 as we believe it is more likely than not that the net deferred tax assets will be fully realized.

The Tax Cuts and Jobs Act ("Jobs Act") legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the tax reform on our provision for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining the ending deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitation on deductions and taxes on Global Intangible Low-Taxed Income ("GILTI") earned by our China subsidiary. Given the complexity of the GILTI provisions, we are still evaluating their effects and as at March 31, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

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

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, short term, dental and vision insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

The following table presents summary results of our operating segments for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	Percent
Revenue
Medicare	$25,410	$30,763	$5,353	21%
Individual, Family and Small Business	16,146	12,307	(3,839)	(24)%
Total revenue	$41,556	$43,070	$1,514	4%

Segment profit (loss)
Medicare segment profit (loss)	$(929)	$3,180	$4,109	442%
Individual, Family and Small Business segment profit	6,770	3,488	(3,282)	(48)%
Total segment profit	5,841	6,668	827	14%
Corporate	(6,799)	(7,854)	(1,055)	(16)%
Stock-based compensation expense	(2,133)	(2,550)	(417)	(20)%
Depreciation and amortization	(762)	(619)	143	19%
Restructuring charges	—	(1,856)	(1,856)	—%
Acquisition costs	—	(58)	(58)	—%
Amortization of intangible assets	(260)	(451)	(191)	73%
Other income (expense), net	277	184	(93)	(34)%
Loss before benefit for income taxes	$(3,836)	$(6,536)	$(2,700)	(70)%

Revenue

Revenue from our Medicare segment increased $5.4 million, or 21%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a $4.6 million increase in commission revenue and a $0.7 million increase in other revenue. The increase in commission revenue was primarily attributable to a 12% increase in Medicare approved members in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement approved member. The favorable lifetime value of commissions per Medicare Supplement approved member was driven in part by our acquisition of GoMedigap in January 2018. The increase in other revenue was due to an increase in online sponsorship and advertising revenue.

Revenue from our Individual, Family and Small Business segment decreased $3.8 million, or 24%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily attributable to a $2.7 million decrease in commission revenue and a $1.1 million decrease in other revenue. The decrease in commission revenue was primarily due to a 42% decrease in individual and family health insurance approved members in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, partially offset by a $0.4 million increase in commission revenue from small business. The decrease in other revenue was attributed to decreases in both licensing revenue and online sponsorship and advertising revenue.

Segment Profit (Loss)

Income from our Medicare segment was $3.2 million in the three months ended March 31, 2018, a $4.1 million, or 442%, improvement compared to a loss of $0.9 million in the three months ended March 31, 2017. The improvement in the Medicare segment in the three months ended March 31, 2018 was primarily due to a $5.4 million increase in revenue, partially offset by a $1.3 million increase in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was attributable to an increase in personnel costs associated with higher headcount, primarily as a result of the GoMedigap acquisition completed on January 22, 2018.

Profit from our Individual, Family and Small Business segment was $3.5 million in the three months ended March 31, 2018, a $3.3 million, or 48%, decrease compared to profit of $6.8 million from the Individual, Family and Small Business segment in the three months ended March 31, 2018. The decrease in profit from the Individual, Family and Small Business segment in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $3.8 million decrease in revenue, partially offset by a $0.3 million decrease in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets.

Liquidity and Capital Resources

At March 31, 2018, our cash and cash equivalents totaled $34.7 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2017, our cash and cash equivalents totaled $40.3 million. The decrease in cash and cash equivalents reflects $10.7 million used in operating activities, $16.1 million used to acquire GoMedigap and to purchase property and equipment and other assets, including capitalized internal-use software and website development costs, and $0.2 million used in the net-share settlement of equity awards, net of proceeds from the exercise of common stock options.

As of March 31, 2018, we have in treasury 590,471 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2017 and March 31, 2018, we had a total of 11,237,995 shares and 11,254,359 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,
	2017	2018
Net cash provided by operating activities	$8,428	$10,737
Net cash used in investing activities	$(1,664)	$(16,135)
Net cash used in financing activities	$(332)	$(203)

Operating Activities

Cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization; amortization of intangible assets and internally developed software; stock-based compensation expense and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission reports from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier within a quarter, our operating cash flows for that quarter could be adversely impacted.

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter.

Three Months Ended March 31, 2018— Cash provided by operating activities was $10.7 million in the three months ended March 31, 2018, primarily consisting of cash provided by changes in net operating assets and liabilities of $12.5 million and adjustments for non-cash items of $3.0 million, partially offset by a net loss of $4.8 million. Adjustments for non-cash items primarily consisted of $2.8 million of stock-based compensation expense, $0.9 million of amortization of intangible assets and internally-developed software, $0.6 million of depreciation and amortization and $0.4 million of other non-cash items, partially offset by a $1.7 million decrease in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2018 primarily consisted of decreases of $22.4 million in commissions receivable and $0.8 million in accounts receivable and an increase of $1.1 million in accrued restructuring charges, partially offset by decreases of $6.9 million in accrued compensation and benefits, $1.9 million in accrued marketing expenses, $0.6 million in accounts payable and $0.5 million in accrued expenses and other liabilities and an increase of $1.8 million in prepaid expenses and other assets.

Three Months Ended March 31, 2017— Cash provided by operating activities was $8.4 million in the three months ended March 31, 2017, primarily consisting of net income of $1.1 million, cash provided by operating assets and liabilities of $7.3 million, and adjustments for non-cash items of $44,000. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2017 primarily consisted of decreases of $19.0 million in commissions receivable and $0.8 million in accounts receivable, partially offset by decreases of $4.1 million in accrued marketing expenses, $3.4 million in accounts payable, $3.0 million in accrued compensation and benefits, and $2.0 million in accrued expenses and other liabilities.
Adjustments for non-cash items primarily consisted of $2.1 million of stock-based compensation expense, $0.6 million of amortization of internally-developed software and intangible assets, and $0.8 million of depreciation and amortization, partially offset by a $3.3 million decrease in deferred income taxes.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and cash used to acquire a business.

Three Months Ended March 31, 2018 —Net cash used in investing activities of $16.1 million in the three months ended March 31, 2018 was due to $14.9 million of cash used to acquire GoMedigap, net of cash acquired, $1.0 million in capitalized internal-use software and website development costs and $0.2 million used to purchase property and equipment and other assets.

Three Months Ended March 31, 2017—Net cash used in investing activities of $1.7 million during the three months ended March 31, 2017 was due to $0.8 million in capitalized internal-use software and website development costs and $0.9 million used to purchase property and equipment and other assets.

Financing Activities

Three Months Ended March 31, 2018  —Net cash used in financing activities of $0.2 million for the three months ended March 31, 2018 was primarily due to $0.3 million used to net-share settle equity awards, partially offset by $0.1 million of proceeds from the exercise of common stock options.

Three Months Ended March 31, 2017 —Net cash used in financing activities of $0.3 million for the three months ended March 31, 2017 was primarily due to $0.3 million used to net-share settle equity awards.

Future Needs

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This strategic acquisition significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allows us to accelerate our projected Medicare plan enrollment growth in 2018 and beyond. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. In addition, we are obligated to pay up to an additional $20 million in cash and 589,275 shares of our common stock, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2018 and 2019.

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations, including the additional amounts we are obligated to pay subject to the terms of the acquisition agreement with GoMedigap, for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. We currently do not have any bank debt, line of credit facilities or other borrowing arrangements. To the extent that available funds are insufficient to fund our future activities or we otherwise desire to raise additional funds, we may raise additional capital through bank debt, line of credit facilities or public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of March 31, 2018 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$2,909	$1,165	$4,074
2019	3,453	861	4,314
2020	3,679	330	4,009
2021	2,163	—	2,163
2022	2,227	—	2,227
Thereafter	2,829	—	2,829
Total	$17,260	$2,356	$19,616

Operating Lease Obligations

We lease our operating facilities and certain of our equipment and furniture and fixtures under various operating leases, the latest of which expires in January 2026. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the upcoming expiration of one of our leases in Mountain View, California on August 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on an estimated date of September 1, 2018 and ending on an estimated date of November 30, 2028. Future minimum lease payments under this lease are expected to be $17.4 million.

In connection with the Santa Clara, California lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $1.5 million, which may be reduced in increments of 20% of the original amount thereof on the second, third, fourth and fifth anniversaries of the commencement date, and may be reduced by an additional 8% of the original amount on the sixth anniversary of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2018, we entered into an agreement to lease on approximately 27,000 square feet of office space in Austin, Texas. The term of this lease agreement is ninety months, commencing on an estimated date of July 15, 2018 and ending on approximately January 15, 2026. Future minimum lease payments under this lease will be approximately $4.5 million.

In connection with our Austin, Texas office lease agreement,  effective March 30, 2018 we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of March 31, 2018.

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

Recent Accounting Pronouncements

See Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for recently issued accounting standards that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2017 and March 31, 2018, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2017	March 31, 2018
Cash (1)	$5,098	$9,463
Money market funds (2)	35,195	25,279
Total cash and cash equivalents	$40,293	$34,742

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2017 and March 31, 2018 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

 Significant Customers

Substantially all revenue for the three months ended March 31, 2017 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three months ended March 31, 2017 and 2018 are presented in the table below:

	Three Months Ended March 31,
	2017	2018
UnitedHealthcare [1]	23%	23%
Humana	17%	15%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

As of March 31, 2018, our total outstanding commissions receivable balance was $272.5 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While the Company is exposed to credit losses due to the non-performance of its counterparties, the Company considers the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet

 Foreign Currency Exchange Risk

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

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective January 1, 2018. In addition, we have made some changes to certain controls to reflect new processes that were implemented as a result of the adoption of ASU 2014-09.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.   The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice.  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017,we entered into a joint stipulation for settlement of class action consistent with the settlement term sheet.   The court entered an order preliminarily approving the settlement on April 23, 2018.  As a result, notice of the settlement will be sent to members of the class informing them of the settlement and the possible relief available to them thereunder.  The settlement is subject to final approval of the court after the notice has been sent to the class and after a hearing before the court. As of March 31, 2018, we maintained an accrual in our consolidated financial statements for estimated potential damages and other amounts we expect to be required to pay in connection with the matter.

On April 6, 2018, a former California employee (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Complaint”).  Plaintiff’s Complaint is filed pursuant to the California Labor Code Private Attorneys General Act of 2004 (“PAGA”), purportedly on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California.  The Complaint alleges that we violated a number of wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing uninterrupted meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement  for necessary business-related expenses and costs.  The Complaint seeks allegedly unpaid wages, civil penalties and costs, expenses and attorneys’ fees.  Discovery has not yet commenced. We cannot estimate the likelihood of liability or the amount of potential damages, because the case is at a preliminary stage.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate that individuals have qualifying health insurance or face a tax penalty, although the tax penalty is set at zero beginning in 2019; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; creation of multi-state health insurance plans to be offered on the exchanges and with oversight from the Office of Personnel Management; an expansion of Medicaid so that more individuals will be insured under state Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. The implementation of health care reform has increased and could further increase our competition and could reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals, families or small businesses that we sell; decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a substantial reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them as a result of our sale of health insurance plans, to exit the business of selling individual and family and small business health insurance plans in particular jurisdictions or altogether, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. For these and other reasons, the cost of health insurance has generally increased and many health insurance carriers have suffered financial losses in their individual and family health insurance businesses. As a result, many health insurance carriers have exited the individual and family health insurance business in part or altogether.  The number of individual and family health insurance plans offered on our website has been reduced, including states and many zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, a significant number of our members purchased their individual and family health insurance from carriers exiting the individual and family health insurance market. These members have or will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances have resulted and could in the future result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. If additional health insurance carriers determine not to sell individual and family health insurance, the impact on our individual and family membership and commission revenue will likely be more pronounced. In addition, many health insurance carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. As a result of premium inflation, we have experienced and could in the future experience a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

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

In addition to eliminating the penalty for violating the individual mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been proposed that would facilitate association-based health insurance plans and promote the sale of more short term health insurance. The expansion of the availability of short term health insurance may cause individuals and families to purchase short term health insurance instead of individual and family health insurance, which could adversely impact our business, operating results and financial condition if any reduction in our sales of individual and family health insurance is not offset by increased revenue from sales of short term health insurance. If adopted, the proposed regulations relating to association health plans would allow small businesses to join industry or geographically-based associations and collectively purchase a large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the proposed regulation is to reduce the cost of insurance for individuals who receive their health insurance through associations. The proposed regulation could present new business opportunities for us, but it also may reduce the size of the individual, family and small business health insurance markets that we are able to address, which would harm our business, operating results and financial condition. In light of the current state of the individual and family health insurance market, it appears likely that the Trump administration will continue to attempt to make changes to the Affordable Care Act and its implementing regulations. If the changes do not stabilize the individual and family health insurance market and encourage health insurance carriers to sell affordable individual and family health insurance, our individual and family health insurance business will continue to be adversely impacted.

If we do not retain our existing members and enroll a large number of individuals and families into health insurance plans during enrollment periods, our business will be harmed.

Medicare Advantage and Medicare Part D prescription drug plans are required to be purchased during an annual enrollment period, subject to certain exceptions. As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. Our cash flows from operations depends in large part on the number of paying individual and family and Medicare-related health insurance members we are successful in retaining during the enrollment periods. Our revenue depends upon the number individual and family and Medicare-related health insurance members we acquire during the enrollment periods and the constrained lifetime value of commissions we expect to receive for selling the plans to the members we acquire, which is impacted by our member retention rates. We may not be successful in retaining or acquiring members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced a decrease in our individual and family membership retention rates since the implementation of health care reform. We also experienced significantly lower individual and family health insurance application volumes during the last several open enrollment periods. These circumstances have significantly reduced our individual and family health insurance plan membership. An open enrollment period of limited duration in the individual and family health insurance market has resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment period; and otherwise may harm our business, operating results and financial condition.

It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the health care reform annual open enrollment period and the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that these employees are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states. We depend upon state departments of insurance, government exchanges and health insurance carriers for the licensing, certification and appointment of our health insurance agent employees. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees and contractors to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed. The Centers for Medicare and Medicaid Services, or CMS, reduced the length of the open enrollment period for individual and family health insurance so that it runs from November 1 to December 15, which could continue to amplify the risks we face as a result of open enrollment periods. Reduction in the amount of time we have to enroll individuals and families during the open enrollment period could result in a reduction in our membership and harm our business, operating results and financial condition.

If investments we make in enrollment periods do not result in a significant number of approved and paying members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not resulted in the results we expected when making those investments. Any investment we make in either the Medicare annual enrollment period or the health care reform open enrollment period may not result in a significant number of approved and paying members. If it does not, our business, operating results and financial condition would be harmed.

Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 36 states. We have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have developed for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. We must allocate resources to ensuring, and otherwise ensure, that its technology platform functions properly to enroll individuals online with an adequate customer experience and results in our receiving credit for enrollments so that we may be paid a commission.  If the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

CMS has broad authority over the requirements that we must meet in order to enroll individuals into qualified health plans through the FFM, and in addition to issuing new requirements, has the authority to interpret existing requirements. CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM “double redirect” process that required that our customers visit the FFM website in the middle of purchasing health insurance to receive a subsidy eligibility determination. The FFM process resulted in a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our membership. If we are forced to use this process, we could continue to experience loss of existing members and new potential members and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition.

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

CMS issued guidance in May 2017 that makes it possible for us to implement a process for subsidy-eligible individuals to enroll into qualified health insurance plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. In October 2017, we entered into an agreement with CMS that permits us to use this improved process if we ensure that the user experience meets several regulatory requirements. In addition, we must comply with numerous privacy and security requirements. The new enrollment process also has limitations, including the inability to purchase less expensive catastrophic health insurance and an inability to process certain more complex qualified health plans and subsidy eligibility applications for which we are required to use the “double redirect” process that is cumbersome and difficult for consumers to navigate. In addition, CMS may make changes that could affect our ability to process health insurance applications efficiently using this new enrollment process. If we cannot successfully maintain use of a process that allows us to enroll subsidy eligible individuals into qualified health insurance plans through the FFM in a manner where the individual does not have to navigate back and forth between the platforms we use and the FFM, we could experience loss of existing members and new potential members, and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition. In addition, if a significant percentage of consumers who come to our platform are complex cases that must use the "double redirect" process, we will not realize the benefit of the new process and our conversion rates and individual and family health insurance membership and revenue may decline.

The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, CMS has indicated that it intends to abandon support of the improved qualified health plan enrollment process in favor of another new process that allows qualified entities to access the database of information relating to health plans and subsidy eligibility through an application programming interface. While we believe this process is better than the existing and improved process, CMS has indicated that we will be required to satisfy numerous additional privacy and security requirements to be able to use it. We may not be able to meet these requirements in time for the upcoming open enrollment period, and if CMS abandons the existing improved process, we could be required to use the "double redirect" process for qualified health plan enrollment, which would result in our experiencing a reduction in our individual and family health insurance plan membership and revenue and harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges in the sale of individual and family health insurance, our business may be harmed.

We compete with government-run health insurance exchanges, among others, with respect to our sale of individual and family health insurance. The exchanges may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them and determine the manner in which we may do so. The exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do. They have and may in the future impact the process we use to enroll individuals and families through them in a manner that results in a reduction of the individuals and families that we are able to cost-effectively enroll through exchanges. In addition, individuals that utilize our platform and services to apply for subsidies and health insurance through government exchanges receive marketing and communications from the government exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission payments as a result of our sale of health insurance to them. Under regulations adopted as a part of health care reform, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may contribute to a reduction in our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our individual and family health insurance membership and revenue and may otherwise harm our business, operating results and financial condition.

Our operating results will be adversely impacted by factors that negatively impact our estimate of the constrained lifetime value of commissions per approved member.

We recognize revenue for Medicare-related, individual and family and ancillary health insurance plan approved members based upon the total expected commissions we expect to receive over the life of the underlying polices, net of a constraint ("constrained LTV"). We recognize small business health insurance plan commission revenue at the time the application for the plan is approved by the carrier and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. The constrained LTV for each product line is based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted member churn and forecasted commission amounts we expect to receive per approved member. These assumptions are based on historical trends and incorporate management’s judgment. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenues in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased member churn or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member, would harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained LTV. For example, during the first open enrollment period under the Affordable Care Act, we experienced a decline in the rate at which members approved for individual and family health insurance turned into paying members, which harmed our operating results. To the extent we experience a similar decline in the rate at which approved members turn into our paying members, our business, operating results, cash flows and financial condition would be harmed.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our estimate of constrained LTV is net of the estimated annual policy cancellation rate based on our historical experience by policy type.  As a result, an increase in our annual policy cancellation rate would harm our business, operating results, cash flows and financial condition.

Commission rates are a significant factor in our estimation of constrained LTV. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period, and increased member churn, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results cash flows and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member during the open enrollment period caused by such a shift or otherwise would harm our business, operating results, cash flows and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In addition, many aspects of health care reform have caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute health insurance plans in the Medicare, individual and family and small business markets in certain geographies or altogether. In the event we are not successful in gaining or maintaining the ability to sell Medicare, individual and family and qualified health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety of health insurance plans we offer, cause a loss of commission payments, cause a reduction in constrained LTV or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we have experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance has reduced the number of plans that we are able to offer on our websites, which has resulted in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on our ecommerce platforms. In addition to reducing commission rates, health insurance carriers may determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed. In addition, if the number of individual and family health insurance products that we are able to offer does not increase, we will continue to experience reduced demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Changes in our management and key employees could affect our business and financial results.

Our success depends upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. In May 2016, Scott Flanders became our chief executive officer. In June 2016, our former president and chief operating officer resigned. David Francis became our chief financial officer in July 2016 and chief operations officer in October 2016. Mr. Francis most recently became our chief operating officer in January 2018 and Robert Hurley became our president, carrier and business development in January 2018. In addition to these changes, other senior executive officers have left us, and we have hired additional senior executives, including Tim Hannan, chief marketing officer, Ian Kalin, chief technology officer, and David Nicklaus, senior vice president, sales and operations. We also recently announced that all of our revenue operations will report to Mr. Francis and that in light of these increased responsibilites we would begin the search for a new chief financial officer. The change in leadership we have experienced has been significant and has occurred over a short period of time. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel and the significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

In 2016 we conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Further, we have introduced a number of insurance benefit packages that may include a short-term health insurance product and/or other ancillary health insurance products, and we otherwise intend to invest in the sale of short term health insurance. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks and issues not discovered in our strategic review that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing on our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from carriers owned by UnitedHealthcare represented approximately 23% of our total revenue for each of the three months ended March 31, 2017 and 2018. Revenue derived from Humana represented approximately 17% and 15% of our total revenue for the three months ended March 31, 2017 and 2018, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, the health care reform open enrollment period for individual and family health insurance changed the seasonality of our individual and family health insurance business. Beginning in the fourth quarter of 2013, we experienced a greater number of individual and family health insurance approved members in the fourth quarter and first quarter and a lower number of approved members in the second and third quarter of the year compared to periods prior to the introduction of open enrollment periods.  In the fourth quarter of 2017, the individual and family health plan annual open enrollment period for coverage effective in 2018 began on November 1, 2017 and ended on December 15, 2017, which again changed the seasonality of our individual and family business. The open enrollment period is scheduled to continue to occur during this time frame. We generally expect the number of approved members for individual and family health insurance to be higher in the fourth quarter, and the first quarter to a lesser extent, as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense targeting higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter. During the Medicare annual enrollment period, which occurs during the fourth quarter of the year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter.

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

Our financial results will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. We receive commissions from health insurance carriers who pay to us for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. For example, our members may replace a health insurance plan purchased through us with a health insurance plan provided by a new or existing employer or may determine that they can no longer afford health insurance. In addition, our members may choose to purchase new plans through other sources or use a different agent. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. For example, a significant number of our individual and family health insurance plan members experienced termination of their plans so that the plans were not effective in 2017. If we are not successful in transferring members covered under a terminated plan to another plan that we offer, we will lose these members and associated commission payments. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a policy if the policy is the first Medicare-related policy issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members on new plans, our cash flows will be negatively impacted. In addition, if we experience higher member turnover than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, resulting in a write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

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

In addition to our websites, we rely upon our customer care centers and outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and contractors must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we hire and train a significant number of additional employees and contractors on a temporary or seasonal basis in a limited period of time. It may be difficult for the health insurance agents we employ and contract with and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the Medicare annual enrollment period. We must also ensure that our health insurance agents are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees or engaging with outsourced call center agents for the Medicare annual enrollment period, and even if we are successful, these health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent upon information technology systems. The vast majority of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems.  These systems have failed temporarily in the past. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems and technology or any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

Our success in selling Medicare-related health insurance will depend upon a number of factors some of which our outside of our control.

We determined to enter into the Medicare plan market, because we believe the number of individuals becoming eligible for Medicare is increasing and these individuals are increasingly using the Internet to shop for health insurance plans. We also believe that, on average, member retention rates and the commissions that health insurance carriers pay in connection with the sale of Medicare plans compare favorably to the member retention rates and commissions we receive in connection with our sale of individual and family health insurance. Should we prove to be wrong, or should these circumstances reverse, our success in marketing Medicare plans would be materially and adversely impacted, which could harm our business, operating results and financial condition. For instance, CMS has in the past determined to reduce the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans and it may do so again in the future. These reductions have caused, and could in the future cause, the cost of Medicare Advantage plans to increase or the benefits under Medicare Advantage plans to decrease, either of which would impair our ability to sell Medicare Advantage plans and our business, operating results and financial condition could be harmed. They also may cause health insurance carriers to reduce our compensation, which would harm our business, operating results and financial condition.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints pursuant to CMS rules and regulations. In addition, Medicare eligible individuals often receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with health insurance carriers for this reason would reduce the products we are able to offer, result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition.

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, a change in sales and marketing guidelines issued by CMS resulted in our making changes to our Medicare product sales and marketing processes during the third quarter of 2016 that impacted the effectiveness of our call center agents in converting leads into submitted applications. In February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed with CMS. Health insurance carriers have interpreted this guidance to mean that certain websites and marketing material of our marketing partners must go through the process of CMS filing and review and approval by health insurance carriers. Our marketing partners may not consent to having their websites or other marketing material filed with CMS. In addition, we have a number of marketing partners who refer leads to us for Medicare-related health insurance products. Given the resources and review required of us and health insurance carriers prior to CMS filing, it is unlikely that we will be able to have all of our marketing partner websites and material filed with CMS, which could harm our business, operating results and financial condition. Our marketing partner websites and marketing material that are filed with CMS also may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which makes it difficult to adapt and optimize our own websites and marketing material as well as our marketing partner websites and marketing material in a short amount of time and could harm our business, operating results and financial condition.

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

Our growth depends in large part upon growth in approved members in a given period. The rate at which consumers visiting our ecommerce platform and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue in a given period. In addition, the rate at which consumers who are approved become paying members impacts the LTV of our approved members, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. We may make changes to our ecommerce platforms in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. Among these factors, the assumptions underlying our estimates of commission revenue as required by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), may vary over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform and initiatives we determined to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed and we may not recognize trends in our membership.

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission rates per member, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Our revenue recognition policy changed in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Prospectively, to the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends of factors including the trends in contracted commission rates and expected member churn.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. As a result of open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume, which could impair the accuracy of our membership estimates. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans.

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

We recently acquired Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, in January 2018 and in the future may decide to acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven.  Acquisitions could require significant capital infusions and could involve many risks, including the following:

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

As part of our initiative to expand our presence in the Medicare supplement market, we acquired GoMedigap in January 2018. We may not be able to realize anticipated synergies and opportunities as a result of the acquisition, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the rest of our business. We may also encounter difficulties in integrating GoMedigap into our existing business. If anticipated synergies and opportunities are not realized, our business, operating results and financial condition would be harmed.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We have a complex business organization. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently and is complicated by the expansion of our business operations and changing accounting requirements. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns or changes in tax legislation could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, lapses in the research and development tax credit laws, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof.

To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attribute prescribed in U.S. generally accepted accounting principles (“U.S. GAAP”) relating to accounting for income taxes. In addition, U.S. GAAP applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Among these factors, the assumptions underlying our estimates of commission revenue as required by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), may vary over time. We may state possible outcomes as high and low ranges. Any range we provide is not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors and we may decide to suspend guidance at any time. We do not accept any responsibility for any projections or reports published by any such third parties.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of March 31, 2018. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2018, we entered into a Purchase Agreement (the “Purchase Agreement”) with Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap), a Texas limited liability company (“GoMedigap”), WHL Advisors, Inc., a Texas Corporation (“WHL”), Qavah Ventures, LLC, a Texas limited liability company (together with WHL, the “Members”), Richard Cantu and Kevin Walbrick, and Kevin Walbrick as the exclusive member representative thereunder, pursuant to which we acquired all outstanding membership interests of GoMedigap (the “Acquisition”). The Acquisition was completed on January 22, 2018 pursuant to the Purchase Agreement. The acquisition consideration consisted of cash of $15.0 million, less $0.1 million cash acquired, and 294,637 shares of our common stock. In addition, if and when payable under the Purchase Agreement, the Members will be entitled to receive earnout payments ("Earnout Consideration") consisting of up to $20 million in cash and approximately 589,275 shares of our common stock. The Earnout Consideration will become payable, subject to the terms and conditions of the Purchase Agreement, upon the final determination of the achievement of certain milestones in 2018 and 2019. The shares of common stock issued in the Acquisition were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and Rule 501 of Regulation D promulgated thereunder.

ITEM 6.	EXHIBITS

(a)  Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
2.1	†
Purchase Agreement, dated January 16, 2018, by and among eHealth, Inc., Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap), WHL Advisors, Inc., Qavah Ventures, LLC, Richard Cantu, Kevin Walbrick, and Kevin Walbrick as the exclusive member representative thereunder.
			Current Report on Form 8-K (File No. 001-33071)	January 16, 2018
10.1	†	Lease Agreement, dated March 29, 2018, between Ascentris-116b, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 2, 2018
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 9, 2018

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DAVID K. FRANCIS
Scott N. Flanders Chief Executive Officer	David K. Francis Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
2.1	†
Purchase Agreement, dated January 16, 2018, by and among eHealth, Inc., Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap), WHL Advisors, Inc., Qavah Ventures, LLC, Richard Cantu, Kevin Walbrick, and Kevin Walbrick as the exclusive member representative thereunder.
			Current Report on Form 8-K (File No. 001-33071)	January 16, 2018
10.1	†	Lease Agreement, dated March 29, 2018, between Ascentris-116b, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 2, 2018
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of David K. Francis, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.