Form 10-Q
period 2018-06-30
eHealth, Inc.
filed 2018-08-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2018 was 19,175,834 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	December 31,	June 30,
	2017	2018
	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,293	$30,774
Accounts receivable	1,475	846
Commissions receivable - current	109,666	88,246
Prepaid expenses and other current assets	4,305	5,441
Total current assets	155,739	125,307
Commissions receivable - non-current	169,751	179,150
Property and equipment, net	4,705	4,640
Other assets	7,287	9,035
Intangible assets, net	7,540	13,342
Goodwill	14,096	40,233
Total assets	$359,118	$371,707
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,246	$2,154
Accrued compensation and benefits	15,498	12,032
Accrued marketing expenses	4,693	2,742
Earnout liability - current	—	15,766
Other current liabilities	2,008	3,523
Total current liabilities	25,445	36,217
Earnout liability - non-current	—	14,434
Deferred income taxes - non-current	45,089	38,607
Other non-current liabilities	1,920	2,197
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	281,706	292,159
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	204,725	187,866
Accumulated other comprehensive income	201	195
Total stockholders’ equity	286,664	280,252
Total liabilities and stockholders’ equity	$359,118	$371,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(Note 1)		(Note 1)
Revenue
Commission	$32,451	$30,646	$71,288	$71,353
Other	2,115	2,011	4,834	4,374
Total revenue	34,566	32,657	76,122	75,727
Operating costs and expenses:
Cost of revenue	56	151	237	303
Marketing and advertising	14,240	14,606	29,295	29,608
Customer care and enrollment	12,012	13,219	24,121	26,458
Technology and content	7,932	7,287	16,004	15,628
General and administrative	10,534	11,240	20,526	21,931
Change in fair value of earnout liability	—	2,500	—	2,500
Restructuring charges	—	9	—	1,865
Acquisition costs	—	18	—	76
Amortization of intangible assets	260	547	520	998
Total operating costs and expenses	45,034	49,577	90,703	99,367
Loss from operations	(10,468)	(16,920)	(14,581)	(23,640)
Other income (expense), net	298	296	575	480
Loss before benefit from income taxes	(10,170)	(16,624)	(14,006)	(23,160)
Benefit from income taxes	(8,664)	(4,610)	(13,580)	(6,301)
Net loss	$(1,506)	$(12,014)	$(426)	$(16,859)
Net loss per share:
Basic	$(0.08)	$(0.63)	$(0.02)	$(0.89)
Diluted	$(0.08)	$(0.63)	$(0.02)	$(0.89)
Weighted-average number of shares used in per share amounts:
Basic	18,481	19,063	18,424	18,968
Diluted	18,481	19,063	18,424	18,968
Comprehensive loss
Net loss	$(1,506)	$(12,014)	$(426)	$(16,859)
Foreign currency translation adjustment, net of taxes	10	(71)	18	(6)
Comprehensive loss	$(1,496)	$(12,085)	$(408)	$(16,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2017	2018
	(Note 1)
Operating activities
Net loss	$(426)	$(16,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(12,131)	(6,482)
Depreciation and amortization	1,513	1,250
Amortization of internally developed software	651	1,011
Amortization of intangible assets	520	998
Stock-based compensation expense	4,702	5,932
Change in fair value of earnout liability	—	2,500
Other non-cash items	(52)	376
Changes in operating assets and liabilities:
Accounts receivable	1,386	629
Commissions receivable	20,145	27,495
Prepaid expenses and other assets	(88)	(1,120)
Accounts payable	(2,798)	(1,202)
Accrued compensation and benefits	(799)	(3,598)
Accrued marketing expenses	(2,771)	(1,951)
Deferred revenue	(490)	376
Accrued expense and other liabilities	(1,902)	1,081
Net cash provided by operating activities	7,460	10,436
Investing activities
Capitalized internal-use software and website development costs	(1,665)	(2,763)
Purchases of property and equipment and other assets	(1,105)	(1,122)
Acquisition of business, net of cash acquired	—	(14,929)
Net cash used in investing activities	(2,770)	(18,814)
Financing activities
Proceeds from exercise of common stock options	49	668
Cash used to net-share settle equity awards	(396)	(1,742)
Principal payments in connection with capital leases	(62)	(52)
Net cash used in financing activities	(409)	(1,126)
Effect of exchange rate changes on cash and cash equivalents	18	(15)
Net increase (decrease) in cash and cash equivalents	4,299	(9,519)
Cash and cash equivalents at beginning of period	61,781	40,293
Cash and cash equivalents at end of period	$66,080	$30,774

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

Basis of Presentation — The accompanying condensed consolidated balance sheets as of December 31, 2017 and June 30, 2018, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2018, respectively, are unaudited. Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in detail below under Adoption of New Accounting Standards. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with Topic 606. Except for the impact of the adoption of Topic 606, the condensed consolidated balance sheet data as of December 31, 2017 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 19, 2018. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and include all adjustments necessary for the fair presentation of our financial position as of December 31, 2017 and June 30, 2018, our results of operations for the three and six months ended June 30, 2017 and 2018 and our cash flows for the six months ended June 30, 2017 and 2018. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2018 and therefore should not be relied upon as an indicator of future results.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases (Topic 842) — In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The guidance also eliminates existing real estate-specific provisions for all entities. The new

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We expect to adopt this new accounting standard in the first quarter of 2019. While we are currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of June 30, 2018, we anticipate recording lease assets and liabilities of approximately $31.7 million on its Condensed Balance Sheets, with no material impact to its condensed consolidated statements of comprehensive loss. However, the ultimate impact of adopting ASU 2016-02 will depend on our lease portfolio as of the adoption date.

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

Goodwill Impairment (Topic 350) — In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. ASU 2017-04 eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. We early adopted ASU 2017-04 in the first quarter of 2018. The adoption of this new standard has not materially impacted our condensed consolidated financial statements.

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
The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2014-09 may be adopted retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted ASC 2014-09 effective January 1, 2018, using the full retrospective method to restate each prior reporting period presented. The adoption of this standard had a material impact on our condensed consolidated balance sheets and condensed consolidated statements of comprehensive loss, but had no impact on total net cash provided by (used in) operating, investing, or financing activities within the condensed consolidated statements of cash flows.

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

The core principle of Topic 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in Topic 606:

•
Identification of the contract, or contracts, with a customer.  A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

•
Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis.

•
Recognition of revenue when, or as, we satisfy a performance obligation. We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer.

Commission Revenue — Our commission revenue is primarily comprised of commissions paid to us by health insurance carriers related to insurance plans that have been purchased by a member through our health insurance exchange service. We define a member as an individual currently covered by an insurance plan, which include Medicare-related, individual and family, small business and ancillary plans. We are compensated by the health insurance carrier, which we define as our customer.

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to the commission rates paid to us by the health insurance carriers. The amendment or termination of an agreement we have with a health insurance carrier may

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

adversely impact the commissions we are paid on health insurance plans purchased from the carrier by means of our health insurance exchange services.

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

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of a constraint. We refer to these estimated and constrained lifetime values as the "constrained lifetime value" for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting member churn and forecasting the commission amounts likely to be received per member. These assumptions are based on historical trends and incorporate management’s judgment in interpreting those trends and in applying constraints discussed below. To the extent we make changes to the assumptions, we will recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained lifetime value recognized as revenue.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended June 30, 2017 and 2018, the constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained lifetime value of commissions per approved member are as follows:

	Three Months Ended
	June 30,
	2017	2018
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	5%	5%
Medicare Part D	5%	5%

Individual and Family
Non-Qualified Health Plans	15%	15%
Qualified Health Plans	20%	20%

Ancillary	10%	10%

Small Business	—	—

Other Revenue — Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed. Such revenue often includes a performance fee component based on metrics such as submitted health insurance applications and is recognized when the performance obligations are fulfilled and control has been transferred. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue over the service period as the performance obligations are satisfied.

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

Some of our contracts with customers contain multiple performance obligations. We allocate revenue to all performance obligations within an arrangement with multiple deliverables at the inception of the arrangement using the relative standalone selling price method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disaggregation of Revenue

The table below depicts the disaggregation of revenue by product for the three and six months ended June 30, 2017 and 2018 and is consistent with how we evaluate our financial performance:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Commission Revenue:
Medicare
Medicare Advantage	$18,677	$17,738	$37,882	$39,673
Medicare Supplement	2,886	5,355	6,800	10,947
Medicare Part D	1,203	715	2,581	1,874
Total Medicare	22,766	23,808	47,263	52,494
Individual and Family (1)
Non-Qualified Health Plans	1,988	1,069	5,761	2,510
Qualified Health Plans	2,634	1,675	5,766	3,837
Total Individual and Family	4,622	2,744	11,527	6,347
Ancillary
Short-term	1,029	1,293	2,875	2,543
Dental	1,003	147	2,850	1,366
Vision	282	391	852	731
Other	762	(118)	1,527	2,653
Total Ancillary	3,076	1,713	8,104	7,293
Small Business	1,532	1,772	3,456	4,131
Commission Bonus	455	609	938	1,088
Total Commission Revenue	32,451	30,646	71,288	71,353
Other Revenue	2,115	2,011	4,834	4,374
Total Revenue	$34,566	$32,657	$76,122	$75,727

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

Book-of-Business Transfers
We entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration paid by us for these books-of-business amounted to $13.9 million. Consideration paid for these books-of-business is included within commissions receivable in the accompanying condensed consolidated balance sheets. The consideration we paid to the broker partner was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member. As we receive commission payments from health insurance carriers for these plan members, we reduce commissions receivable for the discounted commissions expected to be received, with the remaining margin earned recorded to other income (expense), net in the condensed consolidated statements of comprehensive income (loss). The margin earned and recorded to other income

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(expense), net for these books-of-business for the three and six months ended June 30, 2017 and 2018 totaled $0.5 million and $0.4 million, respectively.
Incremental Costs to Obtain a Contract
We reviewed our sales compensation plans, which are directed at converting leads into approved members, and concluded that they are fulfillment costs and not costs to obtain a contract with a health insurance carrier, which we define as our customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts.
Income Taxes
As described in more detail in Note 6 - Income Taxes, as a result of the adoption of Topic 606, we recorded a significant deferred tax liability on our recasted opening balance sheet related to the resulting accelerated revenue recognition under Topic 606. Additionally, as a result of the deferred tax liability, we re-evaluated the need for the valuation allowance recorded against our U.S. deferred tax assets. As a result of this evaluation, we determined that the deferred tax liability is a source of income that can be used to support realization of deferred tax assets on a more-likely-than-not level and accordingly reversed our previously recorded valuation allowance as of January 1, 2015, the earliest period to which the retrospective the adoption of Topic 606 was applied.

Impact to Previously Reported Results
The adoption of ASU 2014-09 impacted our reported results as follows (in thousands, except per share amounts):

	December 31, 2017
Balance Sheets	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Accounts receivable	$9,894	$(8,419)	$1,475
Commissions receivable - current	$—	$109,666	$109,666
Prepaid expenses and other current assets	$4,845	$(540)	$4,305
Commissions receivable - non-current	$—	$169,751	$169,751
Other assets	$7,317	$(30)	$7,287
Accrued marketing expenses	$4,088	$605	$4,693
Other current liabilities	$3,815	$(1,807)	$2,008
Deferred income taxes - non-current	$—	$45,089	$45,089
Non-current liabilities	$900	$1,020	$1,920
Retained earnings (accumulated deficit)	$(20,796)	$225,521	$204,725

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Statements of Operations	As Reported	ASC 606 Adoption Adjustment	As Adjusted	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue	$27,957	$6,609	$34,566	$106,896	$(30,774)	$76,122
Cost of revenue	$204	$(148)	$56	$1,833	$(1,596)	$237
Other income, net	$90	$208	$298	$116	$459	$575
Provision (benefit) from income taxes	$125	$(8,789)	$(8,664)	$(1,448)	$(12,132)	$(13,580)
Net income (loss)	$(17,260)	$15,754	$(1,506)	$16,161	$(16,587)	$(426)
Net income (loss) per diluted share	$(0.93)	$0.85	$(0.08)	$0.86	$(0.90)	$(0.02)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Segment Information	As Reported	ASC 606 Adoption Adjustment	As Adjusted	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue
Medicare	$11,014	$13,148	$24,162	$68,988	$(19,416)	$49,572
Individual, Family and Small Business	16,943	(6,539)	10,404	37,908	(11,358)	26,550
Total revenue	$27,957	$6,609	$34,566	$106,896	$(30,774)	$76,122

Segment profit (loss)
Medicare segment profit (loss)	$(15,107)	$13,094	$(2,013)	$15,588	$(18,530)	$(2,942)
Individual, Family and Small Business segment profit	8,404	(6,339)	2,065	19,483	(10,648)	8,835
Total segment profit (loss)	$(6,703)	$6,755	$52	$35,071	$(29,178)	$5,893

Note 2 - Acquisition

On January 22, 2018, we completed our acquisition of all outstanding membership interests of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This acquisition is expected to enhance our growing presence in the Medicare Supplement market and put us in a stronger position with carriers and strategic partners. The acquisition consideration consisted of cash of $15.0 million, less $0.1 million of cash acquired, and 294,637 shares of our common stock. In addition, the members of GoMedigap are entitled to receive earnout payments ("Earnout Consideration") consisting of up to $20 million in cash and 589,275 shares of our common stock. The Earnout Consideration will become payable, subject to the terms and conditions of the purchase agreement relating to the acquisition, upon the final determination of the achievement of certain milestones in 2018 and 2019.

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

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is primarily attributable to the assembled workforce, new product development capabilities and anticipated synergies and economies of scale expected from the operations of the combined company. The goodwill was assigned to our Medicare segment. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment test include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets. Goodwill will be deductible for tax purposes over 15 years.

Earnout liability — The earnout liability represents the fair value of the Earnout Consideration payable and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in income (loss) from operations. The earnout liability will be adjusted to the extent the specified enrollment targets are not achieved.

Fair Value Measurements — The assets acquired and liabilities assumed of GoMedigap have been recognized at fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires three levels of hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of inputs used in the valuation of such items based on the lowest level of input that is significant to fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ending December 31, 2018 and 2019 and eHealth’s simulated stock price at the time of payment. The earnout liability was part of the acquisition consideration and will be adjusted to fair value at each reporting date until settled. The fair value adjustments to the earnout liability during both the three and six months ended June 30, 2018 totaled $2.5 million. We will continue to update the key assumptions each period and record any fair value adjustments, as necessary.

Following are the details of the acquisition consideration allocated to the intangible assets acquired (in thousands):

Technology	$2,000
Trade names, trademarks and website addresses	4,800
Total intangible assets	$6,800

We are amortizing the existing technology and trade name using the straight-line method over an estimated life of 3 and 10 years, respectively. The estimated useful lives are based on the time periods during which the intangibles are expected to result in incremental cash flows.

We incurred $0.1 million of acquisition-related costs during the six months ended June 30, 2018, which were expensed as incurred.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Balance Sheet Accounts

Cash and Cash Equivalents — As of December 31, 2017 and June 30, 2018, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of December 31, 2017 and June 30, 2018, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three or six months ended June 30, 2017 and 2018.

As of December 31, 2017 and June 30, 2018, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2017	June 30, 2018
Cash	$5,098	$7,396
Money market funds	35,195	23,378
Total cash and cash equivalents	$40,293	$30,774

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2017	June 30, 2018
Prepaid maintenance contracts	$1,945	$1,849
Prepaid insurance	490	1,169
Prepaid rent	311	508
Other current assets	1,559	1,915
Total prepaid expenses and other current assets	$4,305	$5,441

Intangible Assets — The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average remaining life in years):

	December 31, 2017			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Technology	$1,700	$(1,700)	$—	$3,700	$(1,978)	$1,722	2.6 years
Pharmacy and customer relationships	10,100	(7,884)	2,216	10,100	(8,358)	1,742	1.8 years
Trade names, trademarks and website addresses	907	(697)	210	5,707	(943)	4,764	9.3 years
Total intangible assets subject to amortization	$12,707	$(10,281)	2,426	$19,507	$(11,279)	8,228
Indefinite-lived trademarks and domain names			5,114			5,114	Indefinite
Total intangible assets			$7,540			$13,342

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2018, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2018	$333	$475	$284	$1,092
2019	667	950	570	2,187
2020	667	317	510	1,494
2021	55	—	480	535
2022	—	—	480	480
Thereafter	—	—	2,440	2,440
Total	$1,722	$1,742	$4,764	$8,228

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

	December 31, 2017			June 30, 2018
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Level 3	Total
Assets
Money market funds	$35,195	$35,195	$35,195	$23,378	$23,378	$—	$23,378
Total assets measured and recorded at fair value	$35,195	$35,195	$35,195	$23,378	$23,378	$—	$23,378

Liability
Earnout liability - current	$—	$—	$—	$15,766	$—	$15,766	$15,766
Earnout liability - non-current	—	—	—	14,434	—	14,434	14,434
Total liabilities measured and recorded at fair value	$—	$—	$—	$30,200	$—	$30,200	$30,200

Our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

The earnout liability represents the fair value of the Earnout Consideration payable to acquire GoMedigap and will be adjusted to fair value at each reporting date until settled. See Note 2 - Acquisition for additional information on the earnout consideration.

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

Note 5 - Stockholder's Equity

2014 Equity Incentive Plan — The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the six months ended June 30, 2018 (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2017	1,409
Restricted stock units granted [1]	(499)
Options granted[2]	(111)
Restricted stock units cancelled [3]	112
Options cancelled	17
Shares available for grant June 30, 2018	928

(1)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(2)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(3)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2017	983	$17.38	4.6	$2,522
Granted	111	$15.69
Exercised	(46)	$13.47
Cancelled	(95)	$25.19
Balance outstanding at June 30, 2018	953	$16.45	4.7	$6,344
Vested and expected to vest at June 30, 2018	909	$16.45	4.7	$6,083
Exercisable at June 30, 2018	437	$17.38	3.6	$2,945

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between the closing price of our common stock as of December 31, 2017 and June 30, 2018 and the exercise price multiply by number of in-the-money options.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2017	1,745	$14.24	2.3	$30,313
Granted	499	$14.03
Vested	(264)	$14.04
Cancelled	(112)	$16.05
Unvested as of June 30, 2018	1,868	$14.92	5.8	$41,286

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product of our closing stock price as of December 31, 2017 and June 30, 2018 and the number of restricted stock units outstanding as of December 31, 2017 and June 30, 2018, respectively.

Stock Repurchase Programs — We had no stock repurchase activity during the six months ended June 30, 2018. In addition to 10,663,888 shares repurchased under our past repurchase programs as of June 30, 2018, we have in treasury 660,493 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2017 and June 30, 2018, we had a total of 11,237,995 shares and 11,324,381 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense — The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Common stock options	$714	$436	$901	$934
Restricted stock units	1,855	2,695	3,801	4,998
Total stock-based compensation expense	$2,569	$3,131	$4,702	$5,932

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Marketing and advertising	$220	$553	$435	$923
Customer care and enrollment	124	206	136	371
Technology and content	274	383	668	726
General and administrative	1,951	1,989	3,463	3,661
Restructuring	—	—	—	251
Total stock-based compensation expense	$2,569	$3,131	$4,702	$5,932

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the six months ended June 30, 2018, as part of our workforce reduction as discussed in Note 10 - Restructuring Charges, we accelerated the vesting dates of certain stock options and restricted stock units granted to a former employee. We recorded $0.3 million of incremental stock-based compensation expense in connection with this modification.

Note 6 - Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three and six months ended June 30, 2017 and 2018 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Loss before benefit from income taxes	$(10,170)	$(16,624)	$(14,006)	$(23,160)
Benefit from income taxes	$(8,664)	$(4,610)	$(13,580)	$(6,301)
Effective tax rate	85.2%	27.7%	97.0%	27.2%

For the three months ended June 30, 2018, we recognized a benefit from income taxes of $4.6 million, representing an effective tax rate of 28%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the three months ended June 30, 2017, we recognized a benefit from income taxes of $8.7 million, representing an effective tax rate of 85%, which was higher than the statutory federal tax rate due primarily to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

For the six months ended June 30, 2018, we recognized a benefit from income taxes of $6.3 million, representing an effective tax rate of 27%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the six months ended June 30, 2017, we recognized a benefit from income taxes of $13.6 million, representing an effective tax rate of 97%, which was higher than the statutory federal tax rate due primarily to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

As a result of our adoption of Topic 606 using the full retrospective method, we recognized a significant deferred tax liability in our recasted opening balance sheet due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect cash. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significantly increased deferred tax liability, we reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective adoption of Topic 606 was applied. We continue to recognize all our deferred tax assets as of June 30, 2018 as we believe it is more likely than not that the net deferred tax assets will be fully realized.

The Tax Cuts and Jobs Act ("Jobs Act") legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the Jobs Act on our provision (benefit) for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitations on deductions and taxes on Global Intangible Low-Taxed Income ("GILTI") earned by our China subsidiary. Given the complexity of the GILTI provisions, we are still evaluating their effects and as of June 30, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Basic:
Numerator:
Net loss	$(1,506)	$(12,014)	$(426)	$(16,859)
Denominator:
Weighted-average number of common stock shares outstanding	18,481	19,063	18,424	18,968
Net loss per share—basic:	$(0.08)	$(0.63)	$(0.02)	$(0.89)
Diluted:
Numerator:
Net loss	$(1,506)	$(12,014)	$(426)	$(16,859)
Denominator:
Net weighted average number of common stock shares outstanding	18,481	19,063	18,424	18,968
Dilutive effect of potential common stock	—	—	—	—
Total common stock shares used in per share calculation	18,481	19,063	18,424	18,968
Net loss per share—diluted:	$(0.08)	$(0.63)	$(0.02)	$(0.89)

For the three and six months ended June 30, 2017 and 2018, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Common stock options	841	1,021	916	1,013
Restricted stock units	1,094	1,632	1,109	1,581
Total	1,935	2,653	2,025	2,594

Note 8 - Commitments and Contingencies

Legal Proceedings

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.   The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice.  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017, we entered into a joint stipulation for settlement of class action consistent with the settlement term sheet.   The court entered an order preliminarily approving the settlement on April 23, 2018.  As a result, notice of the settlement was sent to members of the class informing them of the settlement and the possible relief available to them thereunder.  The settlement is subject to final approval of the court after the notice has been sent to the class and after a hearing before the court. As of June 30, 2018, we maintained an accrual in our consolidated financial statements for estimated potential damages and other amounts we expect to be required to pay in connection with the matter.

On April 6, 2018, a former California employee filed a complaint against us in the Superior Court of the State of California for the County of Sacramento.  The plaintiff’s complaint was filed pursuant to the California Labor Code Private Attorneys General Act of 2004 (“PAGA”), purportedly on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California.  The complaint alleges that we violated a number of wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing uninterrupted meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement  for necessary business-related expenses and costs.  The complaint seeks allegedly unpaid wages, civil penalties and costs, expenses and attorneys’ fees.  Discovery has only recently commenced, and as a result we cannot estimate the likelihood of liability or the amount of potential damages.

On May 8, 2018, an individual filed a putative class action complaint against us.  The complaint alleges that we violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(c) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder by initiating or causing to be initiated telephone solicitations to telephone subscribers who registered their respective telephone numbers on the National Do Not Call Registry.  The complaint alleges, among other things, that we (i) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent to place such calls in violation of 47 U.S.C. § 227(c)(5); and (ii) initiated calls for telemarketing purposes without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200(d).  The complaint seeks (i) an order certifying a class of individuals in the United States who (A) received more than one telephone call made by or on behalf of eHealth within a 12-month period; and (B) to a telephone number that had been registered with the National Do Not Call Registry for at least 30 days; (ii) an award of actual and statutory damages for each negligent violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(B); (iii) an award of actual and statutory damages for each knowing and/or willful violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(A); (iv) an injunction requiring us and our agents to cease all unsolicited telephone activities and otherwise protecting the interest of the class pursuant to 47 U.S.C. § 227(b)(3)(A); and (v) pre-judgment and post-judgment interest on monetary relief. Due to the preliminary nature of this matter and uncertainty of litigation, we are unable at this time to estimate the likelihood of liability or the amount of potential damages.

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

Operating Lease Obligations

We lease our operating facilities and certain of our equipment and furniture and fixtures under various operating leases, the latest of which expires in January 2028. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the upcoming expiration of one of our leases in Mountain View, California on August 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on an estimated date of October 1, 2018 and ending on an estimated date of December 31, 2028. Future minimum lease payments under this lease are expected to be $17.7 million.

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

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of June 30, 2018.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of June 30, 2018 (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$2,177	$963	$3,140
2019	4,966	1,681	6,647
2020	5,238	719	5,957
2021	3,769	—	3,769
2022	3,881	—	3,881
Thereafter	13,852	—	13,852
Total	$33,883	$3,363	$37,246

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

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, short-term, dental and vision insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents summary results of our operating segments for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenue
Medicare	$24,162	$25,468	$49,572	$56,231
Individual, Family and Small Business	10,404	7,189	26,550	19,496
Total revenue	$34,566	$32,657	$76,122	$75,727

Segment profit (loss)
Medicare segment profit (loss)	$(2,013)	$(1,473)	$(2,942)	$1,707
Individual, Family and Small Business segment profit (loss)	2,065	(617)	8,835	2,871
Total segment profit (loss)	52	(2,090)	5,893	4,578
Corporate	(6,940)	(7,994)	(13,739)	(15,848)
Stock-based compensation expense	(2,569)	(3,131)	(4,702)	(5,681)
Depreciation and amortization	(751)	(631)	(1,513)	(1,250)
Change in fair value of earnout liability	—	(2,500)	—	(2,500)
Restructuring charges	—	(9)	—	(1,865)
Acquisition costs	—	(18)	—	(76)
Amortization of intangible assets	(260)	(547)	(520)	(998)
Other income (expense), net	298	296	575	480
Loss before benefit from income taxes	$(10,170)	$(16,624)	$(14,006)	$(23,160)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted primarily of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2017 and June 30, 2018 were as follows (in thousands):

	Dec 31,	June 30,
	2017	2018
United States	$11,211	$12,973
China	550	469
Total	$11,761	$13,442

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2017 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and six months ended June 30, 2017 and 2018 are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
UnitedHealthcare [1]	21%	24%	22%	23%
Humana	16%	14%	16%	14%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

As of June 30, 2018, our total outstanding commissions receivable balance was $267.4 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

Note 10 - Restructuring Charges
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
We recognized $1.9 million in pre-tax restructuring charges, which included approximately $1.6 million for employee termination benefits and $0.3 million in non-cash accelerated stock based compensation in the six months ended June 30, 2018. The restructuring activities comprising the plan were completed during the three months ended June 30, 2018.

The following table summarizes the total cash and non-cash restructuring charges recognized during the six months ended June 30, 2018 (in thousands):

Employee termination costs	$1,605
Non-cash employee termination costs - stock-based compensation	251
Other restructuring related costs	9
Total restructuring charges	$1,865

The following table summarizes the accrued restructuring charges activity during the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30, 2018
	Beginning balance	Charges	Payments	Ending balance
Employee termination costs	$—	$1,605	$(1,490)	$115
Accrued restructuring charges - current	$—	$1,605	$(1,490)	$115

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted and approved applications, membership and lifetime value of commissions; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments including our acquisition of GoMedigap, and impact to our operating results; growth opportunities in our business; our expectations regarding the impact of healthcare reform on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges ; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our expectations regarding the supply and demand of individual and family health insurance, including short-term health insurance; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and expected contributions from our marketing partner channel; the timing of our receipt of commission payments; our critical accounting policies and related estimates; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; future capital requirements; expected competition from government-run health insurance exchanges and other sources; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; the success of our sale of short-term health insurance and benefit packages; our ability to comply with CMS guidance and impact on conversion rates as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership and lifetime value of commissions; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumers satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; compliance with insurance and other laws and regulations; exposure to security risks and our ability to safeguard sensitive data; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2018, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Effective January 1, 2018, we adopted Topic 606 using the full retrospective method, which required us to revise our historical financial information to be consistent with the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. We now recognize revenue based on an estimate of the lifetime value of commissions we expect to collect from Medicare-related, individual and family and ancillary health insurance plans at the time the carrier approves the plans, and for small business health insurance plans, the estimated commissions we expect to collect from the plan over the following 12-months. For additional information on the change in our revenue recognition policy and the related impact to our previously reported results, see Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The Trump administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act, but their efforts to do so have so far been unsuccessful. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual mandate to maintain qualifying health insurance was reduced to zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could have a further adverse impact on the individual and family health insurance market. In addition to the repeal of the mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short-term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been adopted that would facilitate association-based health insurance plans and promote the sale of more short-term health insurance. The regulations relating to association health plans allow small businesses to join industry or geographically-based associations and collectively purchase large group health insurance plans. Unlike small group health insurance, large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the regulation is to reduce the cost of insurance for individuals who receive their health insurance under associations. The regulations relating to short-term health insurance plans extend the initial duration of short-term health insurance from three months to less than one year and allow for short-term health insurance plans to be renewed as long as the total duration of the plan does not exceed thirty six months. The expansion of the use of short-term health insurance may cause individuals and families to purchase short-term health insurance instead of individual and family health insurance. The regulations relating to association-based health insurance and short-term health insurance could present new business opportunities for us, but also may reduce the size of the individual, family and small business health insurance markets that we address or otherwise adversely impact our business and operating results.

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

The following table shows submitted applications by product for the three and six months ended June 30, 2017 and 2018:

	Submitted Applications			Submitted Applications
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2018	Percent Change	2017	2018	Percent Change
Medicare (1)
Medicare Advantage	23,071	23,149	—%	44,870	47,945	7%
Medicare Supplement	4,157	6,868	65%	8,697	13,256	52%
Medicare Part D	3,938	3,739	(5)%	8,876	7,584	(15)%
Total Medicare	31,166	33,756	8%	62,443	68,785	10%
Individual and Family (2)
Non-Qualified Health Plans	4,098	1,309	(68)%	18,362	5,195	(72)%
Qualified Health Plans	1,327	1,037	(22)%	9,074	3,721	(59)%
Total Individual and Family	5,425	2,346	(57)%	27,436	8,916	(68)%
Ancillary (3)
Short-term	22,414	25,779	15%	46,699	45,274	(3)%
Dental	16,734	9,324	(44)%	40,112	22,317	(44)%
Vision	6,204	4,209	(32)%	16,061	9,793	(39)%
Other	6,796	8,777	29%	11,495	22,118	92%
Total Ancillary	52,148	48,089	(8)%	114,367	99,502	(13)%
Small Business (4)	1,280	1,672	31%	2,442	3,392	39%
Total	90,019	85,863	(5)%	206,688	180,595	(13)%

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

Medicare submitted applications grew 8% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and 10% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily due to growth in Medicare Supplement plan submitted applications as a result of our acquisition of GoMedigap in January 2018 and our subsequent investment in their platforms and call center capabilities. Individual and family plan submitted applications declined 57% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and declined 68% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to the continuing turmoil in the individual and family plan market as a result of the Affordable Care Act, including the continuing rise in individual and family health insurance premiums and reduced availability of individual and family health insurance that occurred after its passage. The decline in individual and family plan submitted applications also limited our ability to cross-sell ancillary plans, resulting in a decline of 8% and 13% in submitted applications for all ancillary products combined in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. At the same time, short-term health insurance submitted applications grew 15% year-over-year in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to our focus on offering viable health insurance solutions to consumers who cannot afford major medical individual and family health insurance. Small business submitted applications grew 31% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and 39% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to progress in implementing a focused marketing strategy for this market, technology enhancements and an increased conversion rate.

Approved Members

Approved Members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Approved members may not pay for their plan and become paying members.

The following table shows approved members by product for the three and six months ended June 30, 2017 and 2018:

	Approved Members			Approved Members
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2018	Percent Change	2017	2018	Percent Change
Medicare
Medicare Advantage	21,893	20,818	(5)%	43,358	45,438	5%
Medicare Supplement	3,179	5,267	66%	7,378	10,683	45%
Medicare Part D	4,163	3,417	(18)%	9,295	7,719	(17)%
Total Medicare	29,235	29,502	1%	60,031	63,840	6%
Individual and Family
Non-Qualified Health Plans	4,161	1,275	(69)%	28,960	10,488	(64)%
Qualified Health Plans	3,486	1,214	(65)%	20,090	15,900	(21)%
Total Individual and Family	7,647	2,489	(67)%	49,050	26,388	(46)%
Ancillary
Short-term	18,470	25,964	41%	39,721	46,960	18%
Dental	15,679	9,302	(41)%	40,413	23,464	(42)%
Vision	6,593	4,444	(33)%	17,346	11,039	(36)%
Other	5,604	7,485	34%	10,632	16,731	57%
Total Ancillary	46,346	47,195	2%	108,112	98,194	(9)%
Small Business	2,455	3,464	41%	5,939	8,758	47%
Total	85,683	82,650	(4)%	223,132	197,180	(12)%

Medicare total approved members grew 1% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Approved Medicare Supplement plan members grew 66%, approved Medicare Advantage members declined 5% and approved members on Medicare Part D prescription drug plans declined 18% during the same period. The growth in Medicare Supplement plan approved members was as a result of our acquisition of GoMedigap and our subsequent investment in their platforms and call center capabilities. The decline in approved Medicare Advantage and Medicare Part D prescription drug members during the period resulted from reduced marketing spend with certain marketing partners as we attempted to reduce our cost of acquisition and generate more demand from our direct and paid search advertising channels. We believe the decline in Medicare Advantage and Medicare Part D prescription drug plan members will reverse during the fourth quarter driven in part by an increased contribution from our marketing partner channel.

In the first and second quarters of 2018, we also experienced a shift in the mix of our Medicare approved members to higher-value Medicare Advantage and Medicare Supplement members. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, approved Medicare Supplement members grew 45%, approved Medicare Advantage members grew 5% and approved members on Medicare Part D prescription drug plans declined 17%. The increase in approved Medicare Supplement members was primarily due to our acquisition of GoMedigap in January 2018. In addition the growth in Medicare Advantage approved members was driven by our marketing initiatives in the direct channel including direct response television, direct mail and search engine optimization. During the remainder of 2018, we expect to see a higher contribution from our strategic marketing partner channel driven by the seasonality of marketing partner budgets, which is expected to result in higher approved member growth.

Individual and family plan approved members declined 67% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and 46% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the state of the individual and family health insurance plan market. Ancillary approved members grew 2% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to growth in short-term plan approved members as we focused on offering viable solutions to consumers who cannot afford major medical individual and family health coverage. The growth in short-term plan approved members was partially offset by a decline in our ability to cross-sell dental and vision plans to individual and family health insurance plan approved members. Ancillary plan approved members declined 9% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decline was driven by a decline in the sale of individual and family health insurance plans and our reduced ability to cross-sell dental and vision ancillary plans to individual and family health insurance plan approved members. Small business approved members grew 41% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and 47% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to improved focus on key partnerships, technology enhancements and an increased conversion rate.

Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value of commissions per approved member by product for the three months ended June 30, 2017 and 2018:

	Three Months Ended June 30,
	2017	2018	Percentage Change
Medicare
Medicare Advantage (1)	$851	$851	—%
Medicare Supplement (1)	$908	$1,026	13%
Medicare Part D (1)	$289	$294	2%

Individual and Family
Non-Qualified Health Plans (1)	$129	$125	(3)%
Qualified Health Plans (1)	$121	$100	(17)%

Ancillary
Short-term (1)	$56	$57	2%
Dental (1)	$58	$64	10%
Vision (1)	$43	$46	7%

Small Business (2)	$163	$164	1%

(1)
Constrained lifetime value of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s policy after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period. For additional information on constraints see Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

(2)
For small business the amount represents the estimated commissions we expect to collect from the plan over the following 12-months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period.

The constrained lifetime value of commissions per approved member improved for Medicare Supplement, dental and vision products in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The improvement in constrained lifetime value of commissions per Medicare Supplement approved member was driven by the more favorable lifetime value of commissions per approved member for Medicare Supplement plans sold since our acquisition of GoMedigap in January 2018. The improvement in constrained lifetime value of commissions per dental plan approved member was driven by an improvement in commission rates. The improvement in constrained lifetime value of commissions per vision plan approved member was driven by lower churn rates in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The constrained lifetime value of commissions per qualified health plan approved member decreased 17% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 driven by the timing of the open enrollment period for coverage effective in 2018, which ran through December 2017, versus the open enrollment period for coverage effective in 2017, which ran through January 2017.  Enrollments during the open enrollment period tend to have higher constrained lifetime value than enrollments outside of the open enrollment period.  Since the open enrollment period for coverage effective in 2018 did not continue into the first quarter of 2018, the constrained lifetime value declined compared to the first quarter of 2017.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

The following table shows estimated membership by product as of June 30, 2017 and 2018:

	As of June 30,
	2017	2018	Percent Change
Medicare (1)
Medicare Advantage	185,819	226,048	22%
Medicare Supplement	26,533	61,316	131%
Medicare Part D	88,021	106,573	21%
Total Medicare	300,373	393,937	31%
Individual and Family (2)	244,897	168,278	(31)%
Ancillary (3)
Short-term	23,555	17,008	(28)%
Dental	177,818	150,823	(15)%
Vision	84,626	75,696	(11)%
Other	23,361	34,964	50%
Total Ancillary	309,360	278,491	(10)%
Small Business (4)	31,172	37,010	19%
Total Estimated Membership	885,802	877,716	(1)%

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

Health insurance carriers bill and collect insurance premiums paid by our members. The carriers do not report to us the number of members that we have as of a given date. The majority of our members who terminate their policies do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date.
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
Medicare membership grew 31% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to 131% growth in Medicare Supplement membership as a result of our acquisition of GoMedigap in January 2018, as well as accumulated growth in our Medicare Advantage and Medicare Part D prescription drug plan membership. Individual and family plan approved members declined 31% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the state of the individual and family plan market as a result of health care reform. Ancillary plan membership declined 10% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as a result of the decline in our ability to cross-sell dental and vision plans as a result of the decline in individual and family plan membership, partially offset by growth in short-term, fixed indemnity and a new plan offering for us that combines dental, vision and hearing insurance into a single plan. Small business approved members grew 19% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to improved focus on technology enhancements and an increased conversion rate.
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

The following table shows the variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the three months ended June 30, 2017 and 2018:

	Three Months Ended June 30,
	2017	2018	Percent Change
Variable marketing cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$416	$337	(19)%
Individual and Family Plan ("IFP") variable marketing cost per approved IFP-equivalent member (2)	$25	$48	92%

Customer care and enrollment ("CC&E") expense per approved member
Medicare CC&E expense per approved MA-equivalent member (3)	$358	$410	15%
IFP CC&E expense per approved IFP-equivalent member (4)	$131	$106	(19)%

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

Variable marketing cost per approved MA-equivalent member declined 19% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to our focus on marketing optimization efforts to optimize the quality of demand we generate and enhance conversions through our direct and paid search advertising channels while reducing marketing spend with certain marketing partners. Variable marketing cost per approved IFP-equivalent member increased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to higher marketing spend to drive growth in short-term plans.
Medicare CC&E expense per approved MA-equivalent member increased 15% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to our efforts to prepare for the annual enrollment period by increasing sales agent and training costs, particularly relating to Medicare Supplement plans following our acquisition of GoMedigap. IFP CC&E expense per approved IFP-equivalent member declined in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to a reduction of sales agents as a result of the continuing adverse market conditions in the individual and family plan market.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2018		2017		2018
Revenue
Commission	$32,451	94%	$30,646	94%	$71,288	94%	$71,353	94%
Other	2,115	6%	2,011	6%	4,834	6%	4,374	6%
Total revenue	34,566	100%	32,657	100%	76,122	100%	75,727	100%
Operating costs and expenses:
Cost of revenue	56	—%	151	—%	237	—%	303	—%
Marketing and advertising	14,240	41%	14,606	45%	29,295	38%	29,608	39%
Customer care and enrollment	12,012	35%	13,219	40%	24,121	32%	26,458	35%
Technology and content	7,932	23%	7,287	22%	16,004	21%	15,628	21%
General and administrative	10,534	30%	11,240	34%	20,526	27%	21,931	29%
Change in fair value of earnout liability	—	—%	2,500	8%	—	—%	2,500	3%
Restructuring charges	—	—%	9	—%	—	—%	1,865	2%
Acquisition costs	—	—%	18	—%	—	—%	76	—%
Amortization of intangible assets	260	1%	547	2%	520	1%	998	1%
Total operating costs and expenses	45,034	130%	49,577	152%	90,703	119%	99,367	131%
Loss from operations	(10,468)	(30)%	(16,920)	(52)%	(14,581)	(19)%	(23,640)	(31)%
Other income (expense), net	298	1%	296	1%	575	1%	480	1%
Loss before benefit for income taxes	(10,170)	(29)%	(16,624)	(51)%	(14,006)	(18)%	(23,160)	(31)%
Benefit for income taxes	(8,664)	(25)%	(4,610)	(14)%	(13,580)	(18)%	(6,301)	(8)%
Net loss	$(1,506)	(4)%	$(12,014)	(37)%	$(426)	(1)%	$(16,859)	(22)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Marketing and advertising	$220	$553	$435	$923
Customer care and enrollment	124	206	136	371
Technology and content	274	383	668	726
General and administrative	1,951	1,989	3,463	3,661
Restructuring	—	—	—	251
Total stock-based compensation expense	$2,569	$3,131	$4,702	$5,932

Three and Six Months Ended June 30, 2017 and 2018

Revenue

The following table presents our commission revenue, other revenue and total revenue for the three and six months ended June 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Commission	$32,451	$30,646	$(1,805)	(6)%	$71,288	$71,353	$65	—%
Percentage of total revenue	94%	94%			94%	94%
Other	2,115	2,011	(104)	(5)%	4,834	4,374	(460)	(10)%
Percentage of total revenue	6%	6%			6%	6%
Total revenue	$34,566	$32,657	$(1,909)	(6)%	$76,122	$75,727	$(395)	(1)%

Three Months Ended June 30, 2018 and 2017 — Commission revenue decreased $1.8 million, or 6%, in the three months ended June 30, 2018 compared to three months ended June 30, 2017 due to a $2.7 million, or 30%, decrease in commission revenue from the Individual, Family and Small Business segment, partially offset by $0.9 million, or 4%, increase in commission revenue from the Medicare segment. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 67% decrease in individual and family health insurance approved members in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the state of the individual and family health insurance plan market as a result of health care reform. The increase in commission revenue from the Medicare segment was primarily attributable to a 66% increase in Medicare Supplement approved members in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement approved member. The growth in Medicare Supplement approved members and favorable lifetime value of commissions per Medicare Supplement approved members was driven by our acquisition of GoMedigap in January 2018.

Other revenue decreased $0.1 million, or 5%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to a $0.3 million decrease in licensing revenue, partially offset by a $0.1 million increase in online sponsorship and advertising revenue and $0.1 million increase in lead generation revenue.

Six Months Ended June 30, 2018 and 2017 — Commission revenue was flat in the six months ended June 30, 2018 compared to six months ended June 30, 2017. Commission revenue from the Individual, Family and Small Business segment decreased $5.5 million, or 24%, offset by a $5.6 million, or 12%, increase in commission revenue from the Medicare segment. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 46% decrease in individual and family health insurance approved members in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in commission revenue from the Medicare segment was primarily attributable to a 6% increase in Medicare approved members in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by growth in Medicare Supplement approved members as well as an increase in the constrained lifetime value of commissions per Medicare Supplement approved member, following our acquisition of GoMedigap in January 2018.

Other revenue decreased $0.5 million, or 10%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to a $0.9 million decrease in licensing revenue, partially offset by a $0.3 million increase in online sponsorship and advertising revenue and $0.2 million increase in lead generation revenue.

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

The following table presents our cost of revenue for the three and six months ended June 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Cost of revenue	$56	$151	$95	170%	$237	$303	$66	28%
Percentage of total revenue	—%	—%			—%	—%

Three Months Ended June 30, 2018 and 2017 — Cost of revenue increased $0.1 million in the three months ended June 30, 2018 compared to three months ended June 30, 2017 due to an increase in payments to marketing partners with whom we have revenue-sharing arrangements due to higher volumes of approved members in that channel.
.
Six Months Ended June 30, 2018 and 2017 — Cost of revenue increased $0.1 million, or 28%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to an increase in payments to marketing partners with whom we have revenue-sharing arrangements due to higher volumes of approved members in that channel.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the three and six months ended June 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Marketing and advertising	$14,240	$14,606	$366	3%	$29,295	$29,608	$313	1%
Percentage of total revenue	41%	45%			38%	39%

Three Months Ended June 30, 2018 and 2017 — Marketing and advertising expenses increased $0.4 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases of $1.5 million in personnel costs due to additional headcount, $0.3 million in stock-based compensation and $0.1 million increase in facility related costs, partially offset by a decrease of $1.6 million in variable marketing costs. The decrease in variable marketing costs was attributed to a decrease of $2.9 million in online advertising costs and marketing partner referral fees, partially offset by an increase of $1.3 million in direct marketing costs, driven primarily by our strategy to shift our demand generation in the Medicare market to more cost-effective channels.

Six Months Ended June 30, 2018 and 2017 — Marketing and advertising expenses increased $0.3 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases of $3.1 million in personnel costs due to additional headcount, $0.3 million in consulting expenses, $0.5 million in stock-based compensation and $0.3 million in facility related costs, partially offset by a decrease of $3.8 million in variable marketing costs. The decrease in variable marketing costs was attributed to a decrease of $8.7 million in online advertising costs and marketing partner referral fees, partially offset by an increase of $4.9 million in direct marketing costs.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the three and six months ended June 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Customer care and enrollment	$12,012	$13,219	$1,207	10%	$24,121	$26,458	$2,337	10%
Percentage of total revenue	35%	40%			32%	35%

Three Months Ended June 30, 2018 and 2017 — Customer care and enrollment expenses increased $1.2 million, or 10%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases of $0.8 million in personnel costs and $0.3 million in insurance agent licensing costs associated with higher headcount, primarily as a result of the GoMedigap acquisition, and $0.1 million in stock-based compensation.

Six Months Ended June 30, 2018 and 2017 — Customer care and enrollment expenses increased $2.3 million, or 10%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due a $1.9 million increase in personnel costs associated with higher headcount, primarily as a result of the GoMedigap acquisition and $0.2 million in stock-based compensation.

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

The following table presents our technology and content expenses for the three and six months ended June 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Technology and content	$7,932	$7,287	$(645)	(8)%	$16,004	$15,628	$(376)	(2)%
Percentage of total revenue	23%	22%			21%	21%

Three Months Ended June 30, 2018 and 2017 — Technology and content expenses decreased $0.6 million, or 8%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a $0.9 million decrease in personnel costs as a result of restructuring activities as discussed in Note 10 - Restructuring Charges, partially offset by increases of $0.1 million in consulting costs and $0.1 million in stock-based compensation.

Six Months Ended June 30, 2018 and 2017 — Technology and content expenses decreased $0.4 million, or 2%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $1.0 million decrease in personnel costs, partially offset by increases of $0.4 million in consulting costs, $0.1 million in telephone and network related costs and $0.1 million in stock-based compensation.

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

The following table presents our general and administrative expenses for the three and six months ended June 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
General and administrative	$10,534	$11,240	$706	7%	$20,526	$21,931	$1,405	7%
Percentage of total revenue	30%	34%			27%	29%

Three Months Ended June 30, 2018 and 2017 — General and administrative expenses increased $0.7 million, or 7%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases of $0.7 million in accounting and tax professional fees.

Six Months Ended June 30, 2018 and 2017 — General and administrative expenses increased $1.4 million, or 7%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases of $0.8 million in personnel costs and $0.8 million in accounting and tax professional fees, partially offset by a decrease of $0.3 million in legal fees.

Change in Fair Value of Earnout Liability

During the three and six months ended June 30, 2018, we recorded $2.5 million of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to the acquisition of GoMedigap, which was completed on January 22, 2018.

Acquisition Costs

During the three and six months ended June 30, 2018, we incurred $18,000 and $0.1 million, respectively, of costs associated with our acquisition of GoMedigap, which was completed on January 22, 2018.

Restructuring Charges

In February 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in certain other locations. As part of the plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily in our customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred $1.9 million for employee termination benefits and related costs in the six months ended June 30, 2018. The restructuring activities comprising the plan were completed during the three months ended June 30, 2018.

The following table presents our restructuring charges for the three and six months ended June 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Restructuring charges	$—	$9	$9	100%	$—	$1,865	$1,865	100%
Percentage of total revenue	—%	—%			—%	2%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three and six months ended June 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Amortization of intangible assets	$260	$547	$287	110%	$520	$998	$478	92%
Percentage of total revenue	1%	2%			1%	1%

Amortization expense related to intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense for the three and six months ended June 30, 2018 increased year over year due to the amortization of intangible assets from the GoMedigap acquisition, which was completed on January 22, 2018.

Other Income (Expense), Net

The following table presents our other income (expense), net for the three and six months ended June 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Other income (expense), net	$298	$296	$(2)	(1)%	$575	$480	$(95)	(17)%
Percentage of total revenue	1%	1%			1%	1%

Other income (expense), net, for the three months ended June 30, 2017 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income (expense), net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

Other income (expense), net remained relatively unchanged in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other income (expense), net decreased $0.1 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a decline in the margin earned on commissions received from Medicare plan members transferred to us by the broker partner due to member attrition.

Benefit from Income Taxes

The following table presents our benefit for income taxes for the three and six months ended June 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Benefit from income taxes	$(8,664)	$(4,610)	$4,054	(47)%	$(13,580)	$(6,301)	$7,279	(54)%
Percentage of total revenue	(25)%	(14)%			(18)%	(8)%

For the three months ended June 30, 2018, we recognized a benefit from income taxes of $4.6 million, representing an effective tax rate of 28%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the three months ended June 30, 2017, we recognized a benefit from income taxes of $8.6 million, representing an effective tax rate of 85%, which was higher than the statutory federal rate due primarily to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

For the six months ended June 30, 2018, we recognized a benefit from income taxes of $6.3 million, representing an effective tax rate of 27%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the six months ended June 30, 2017, we recognized a benefit from income taxes of $13.6 million, representing an effective tax rate of 97%, which was higher than the statutory federal tax rate due primarily to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

As a result of our adoption of Topic 606 using the full retrospective method, we recognized a significant deferred tax liability in our recasted opening balance sheet due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect cash. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significantly increased deferred tax liability, we reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective adoption of Topic 606 was applied. We continue to recognize all our deferred tax assets as of June 30, 2018 as we believe it is more likely than not that the net deferred tax assets will be fully realized.

The Tax Cuts and Jobs Act ("Jobs Act") legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the Jobs Act on our provision (benefit) for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitations on deductions and taxes on Global Intangible Low-Taxed Income ("GILTI") earned by our China subsidiary. Given the complexity of the GILTI provisions, we are still evaluating their effects and as of June 30, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

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

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, short-term, dental and vision insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

The following table presents summary results of our operating segments for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Revenue
Medicare	$24,162	$25,468	$1,306	5%	$49,572	$56,231	$6,659	13%
Individual, Family and Small Business	10,404	7,189	(3,215)	(31)%	26,550	19,496	(7,054)	(27)%
Total revenue	$34,566	$32,657	$(1,909)	(6)%	$76,122	$75,727	$(395)	(1)%

Segment profit (loss)
Medicare segment profit (loss)	$(2,013)	$(1,473)	$540	(27)%	$(2,942)	$1,707	$4,649	(158)%
Individual, Family and Small Business segment profit (loss)	2,065	(617)	(2,682)	(130)%	8,835	2,871	(5,964)	(68)%
Total segment profit (loss)	52	(2,090)	(2,142)	(4,119)%	5,893	4,578	(1,315)	(22)%
Corporate	(6,940)	(7,994)	(1,054)	15%	(13,739)	(15,848)	(2,109)	15%
Stock-based compensation expense	(2,569)	(3,131)	(562)	22%	(4,702)	(5,681)	(979)	21%
Depreciation and amortization	(751)	(631)	120	(16)%	(1,513)	(1,250)	263	(17)%
Change in fair value of earnout liability	—	(2,500)	(2,500)	100%	—	(2,500)	(2,500)	100%
Restructuring charges	—	(9)	(9)	100%	—	(1,865)	(1,865)	100%
Acquisition costs	—	(18)	(18)	100%	—	(76)	(76)	100%
Amortization of intangible assets	(260)	(547)	(287)	110%	(520)	(998)	(478)	92%
Other income (expense), net	298	296	(2)	(1)%	575	480	(95)	(17)%
Loss before benefit from income taxes	$(10,170)	$(16,624)	$(6,454)	63%	$(14,006)	$(23,160)	$(9,154)	65%

Revenue

Three Months Ended June 30, 2018 and 2017 — Revenue from our Medicare segment increased $1.3 million, or 5%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to a $1.0 million increase in commission revenue and a $0.3 million increase in other revenue. The increase in commission revenue from the Medicare segment was primarily attributable to a 66% increase in Medicare Supplement approved members in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement approved member, partially offset by a decline in approved members on Medicare Advantage plans of 5% and approved members on Medicare Part D plans of 18%. The growth in Medicare Supplement approved members and the favorable lifetime value of commissions per Medicare Supplement approved members was driven by our acquisition of GoMedigap in January 2018.

Revenue from our Individual, Family and Small Business segment decreased $3.2 million, or 31%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily attributable to a $2.8 million decrease in commission revenue and a $0.4 million decrease in other revenue. The decrease in commission revenue was primarily due to a 67% decrease in individual and family health insurance approved members in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, partially offset by a 41% increase in small business health insurance approved members. The decrease in other revenue was attributed to decreases in both licensing revenue and online sponsorship and advertising revenue.

Six Months Ended June 30, 2018 and 2017 — Revenue from our Medicare segment increased $6.7 million, or 13%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to a $5.7 million increase in commission revenue and a $1.0 million increase in other revenue. The increase in commission revenue was primarily attributable to a 45% increase in Medicare Supplement plan approved members in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement plan approved member. Growth in Medicare Supplement plan approved members and favorable lifetime value of commissions per Medicare Supplement plan approved members was driven by our acquisition of GoMedigap in January 2018, partially offset by a 17% decline in Medicare Part D approved members during the period.

Revenue from our Individual, Family and Small Business segment decreased $7.1 million, or 27%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily attributable to a $5.6 million decrease in commission revenue and a $1.5 million decrease in other revenue. The decrease in commission revenue was primarily due to a 46% decrease in individual and family health insurance approved members in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, partially offset by a 47% increase in small business health insurance approved members. The decrease in other revenue was attributed to decreases in both licensing revenue and online sponsorship and advertising revenue.

Segment Profit (Loss)

Three Months Ended June 30, 2018 and 2017 — Loss from our Medicare segment was $1.5 million in the three months ended June 30, 2018, a $0.5 million, or 27%, improvement compared to a loss of $2.0 million in the three months ended June 30, 2017. The improvement in the Medicare segment in the three months ended June 30, 2018 was primarily due to a $1.3 million increase in revenue, partially offset by a $0.8 million increase in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was attributable to an increase in personnel costs associated with higher headcount, primarily as a result of the GoMedigap acquisition completed on January 22, 2018.

Loss from our Individual, Family and Small Business segment was $0.6 million in the three months ended June 30, 2018, a $2.7 million, or 130%, decrease compared to profit of $2.1 million from the Individual, Family and Small Business segment in the three months ended June 30, 2017. The decrease in profit from the Individual, Family and Small Business segment in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $3.2 million decrease in revenue, partially offset by a $0.5 million decrease in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets.

Six Months Ended June 30, 2018 and 2017 — Profit from our Medicare segment was $1.7 million in the six months ended June 30, 2018, a $4.6 million, or 158%, improvement compared to a loss of $2.9 million in the six months ended June 30, 2017. The improvement in the Medicare segment in the six months ended June 30, 2018 was primarily due to a $6.7 million increase in revenue, partially offset by a $2.1 million increase in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was attributable to an increase in personnel costs associated with higher headcount, primarily as a result of the GoMedigap acquisition completed on January 22, 2018.

Profit from our Individual, Family and Small Business segment was $2.9 million in the six months ended June 30, 2018, a $6.0 million, or 68%, decrease compared to profit of $8.8 million from the Individual, Family and Small Business segment in the six months ended June 30, 2017. The decrease in profit from the Individual, Family and Small Business segment in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $7.1 million decrease in revenue, partially offset by a $1.1 million decrease in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets.

Liquidity and Capital Resources

At June 30, 2018, our cash and cash equivalents totaled $30.8 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2017, our cash and cash equivalents totaled $40.3 million. The decrease in cash and cash equivalents reflects $10.4 million provided by operating activities, offset by $18.8 million used to acquire GoMedigap and to purchase property and equipment and other assets, including capitalized internal-use software and website development costs, and $1.1 million used in the net-share settlement of equity awards, net of proceeds from the exercise of common stock options.

As of June 30, 2018, we had in treasury 660,493 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2017 and June 30, 2018, we had a total of 11,237,995 shares and 11,324,381 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2017 and 2018 (in thousands):

	Six Months Ended June 30,
	2017	2018
Net cash provided by operating activities	7,460	10,436
Net cash used in investing activities	(2,770)	(18,814)
Net cash used in financing activities	(409)	(1,126)

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

Six Months Ended June 30, 2018 — Cash provided by operating activities was $10.4 million in the six months ended June 30, 2018, primarily consisting of cash provided by changes in net operating assets and liabilities of $21.7 million and adjustments for non-cash items of $5.6 million, partially offset by a net loss of $16.9 million. Adjustments for non-cash items primarily consisted of $5.9 million of stock-based compensation expense, $2.0 million of amortization of intangible assets and internally-developed software, $1.3 million of depreciation and amortization and $0.4 million of other non-cash items, partially offset by a $6.5 million decrease in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2018 primarily consisted of decreases of $27.5 million in commissions receivable and $0.6 million in accounts receivable and an increase of $1.1 million accrued expenses and other liabilities, partially offset by decreases of $3.6 million in accrued compensation and benefits, $2.0 million in accrued marketing expenses, $1.2 million in accounts payable and an increase of $1.1 million in prepaid expenses and other assets.

Six Months Ended June 30, 2017 — Cash provided by operating activities was $7.5 million in the six months ended June 30, 2017, primarily consisting of cash provided by operating assets and liabilities of $12.7 million offset by net loss of $0.4 million and adjustments for non-cash items of $4.8 million. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2017 primarily consisted of decreases of $20.1 million in commissions receivable and $1.4 million in accounts receivable, partially offset by decreases of $2.8 million in accrued marketing expenses, $2.8 million in accounts payable, $0.8 million in accrued compensation and benefits, and $1.9 million in accrued expenses and other liabilities. Adjustments for non-cash items primarily consisted of $4.7 million of stock-based compensation expense, $1.2 million of amortization of internally-developed software and intangible assets, and $1.5 million of depreciation and amortization, partially offset by a $12.1 million decrease in deferred income taxes.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and cash used to acquire a business.

Six Months Ended June 30, 2018 — Net cash used in investing activities of $18.8 million in the six months ended June 30, 2018 was due to $14.9 million of net cash used to acquire GoMedigap, $2.8 million in capitalized internal-use software and website development costs and $1.1 million used to purchase property and equipment and other assets.

Six Months Ended June 30, 2017 — Net cash used in investing activities of $2.8 million during the six months ended June 30, 2017 was due to $1.7 million in capitalized internal-use software and website development costs and $1.1 million used to purchase property and equipment and other assets.

Financing Activities

Six Months Ended June 30, 2018 — Net cash used in financing activities of $1.1 million for the six months ended June 30, 2018 was primarily due to $1.7 million used to net-share settle equity awards, partially offset by $0.7 million of proceeds from the exercise of common stock options.

Six Months Ended June 30, 2017 — Net cash used in financing activities of $0.4 million for the six months ended June 30, 2017 was primarily due to $0.4 million used to net-share settle equity awards.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of June 30, 2018 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$2,177	$963	$3,140
2019	4,966	1,681	6,647
2020	5,238	719	5,957
2021	3,769	—	3,769
2022	3,881	—	3,881
Thereafter	13,852	—	13,852
Total	$33,883	$3,363	$37,246

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

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the upcoming expiration of one of our leases in Mountain View, California on August 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on an estimated date of October 1, 2018 and ending on an estimated date of December 31, 2028. Future minimum lease payments under this lease are expected to be $17.7 million.

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

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2017 and June 30, 2018, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2017	June 30, 2018
Cash (1)	$5,098	$7,396
Money market funds (2)	35,195	23,378
Total cash and cash equivalents	$40,293	$30,774

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2017 and June 30, 2018 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

 Significant Customers

Substantially all revenue for the three and six months ended June 30, 2017 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and six months ended June 30, 2017 and 2018 are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
UnitedHealthcare [1]	21%	24%	22%	23%
Humana	16%	14%	16%	14%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

As of June 30, 2018, our total outstanding commissions receivable balance was $267.4 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

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

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective January 1, 2018. In addition, we have made some changes to certain controls to reflect new processes that were implemented as a result of the adoption of ASU 2014-09.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleges that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purports to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint seeks actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.   The second complaint purports to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice.  The second complaint seeks actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017, we entered into a joint stipulation for settlement of class action consistent with the settlement term sheet.   The court entered an order preliminarily approving the settlement on April 23, 2018.  As a result, notice of the settlement was sent to members of the class informing them of the settlement and the possible relief available to them thereunder.  The settlement is subject to final approval of the court after the notice has been sent to the class and after a hearing before the court. As of June 30, 2018, we maintained an accrual in our consolidated financial statements for estimated potential damages and other amounts we expect to be required to pay in connection with the matter.

On April 6, 2018, a former California employee filed a complaint against us in the Superior Court of the State of California for the County of Sacramento.  The plaintiff’s complaint was filed pursuant to the California Labor Code Private Attorneys General Act of 2004 (“PAGA”), purportedly on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California.  The complaint alleges that we violated a number of wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing uninterrupted meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement  for necessary business-related expenses and costs.  The complaint seeks allegedly unpaid wages, civil penalties and costs, expenses and attorneys’ fees.  Discovery has only recently commenced, and as a result we cannot estimate the likelihood of liability or the amount of potential damages.

On May 8, 2018, an individual filed a putative class action complaint against us.  The complaint alleges that we violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(c) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder by initiating or causing to be initiated telephone solicitations to telephone subscribers who registered their respective telephone numbers on the National Do Not Call Registry.  The complaint alleges, among other things, that we (i) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent to place such calls in violation of 47 U.S.C. § 227(c)(5); and (ii) initiated calls for telemarketing purposes without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200(d).  The complaint seeks (i) an order certifying a class of individuals in the United States who (A) received more than one telephone call made by or on behalf of eHealth within a 12-month period; and (B) to a telephone number that had been registered with the National Do Not Call Registry for at least 30 days; (ii) an award of actual and statutory damages for each negligent violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(B); (iii) an award of actual and statutory damages for each knowing and/or willful violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(A);

(iv) an injunction requiring us and our agents to cease all unsolicited telephone activities and otherwise protecting the interest of the class pursuant to 47 U.S.C. § 227(b)(3)(A); and (v) pre-judgment and post-judgment interest on monetary relief. Due to the preliminary nature of this matter and uncertainty of litigation, we are unable at this time to estimate the likelihood of liability or the amount of potential damages.

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

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. For these and other reasons, the cost of individual and family health insurance has generally increased and many health insurance carriers have suffered financial losses in their individual and family health insurance businesses. As a result, many health insurance carriers have exited the individual and family health insurance business in part or altogether.  The number of individual and family health insurance plans offered on our website has been reduced, including states and many zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, if carriers determine to exit the individual and family health insurance market in a jurisdiction, our members on the plans offered by that carrier will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances have resulted and could in the future result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. In addition, many health insurance carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. As a result of premium inflation, we have experienced and could in the future experience decreased retention of our members and a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance may not be sufficient enough to drive a substantial number of new entrants into the individual and family health insurance market or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

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

In addition to eliminating the penalty for violating the individual mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short-term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations were adopted in July and August 2018, respectively, that would facilitate association-based health insurance plans and promote the sale of more short-term health insurance. The regulations relating to short-term health insurance plans extend the initial duration of short-term health insurance from three months to less than one year and allow for short-term health insurance plans to be renewed as long as the total duration of the plan does not exceed thirty six months. The expansion of the availability of short-term health insurance may cause individuals and families to purchase short-term health insurance instead of individual and family health insurance, which could adversely impact our business, operating results and financial condition if any reduction in our sales of individual and family health insurance is not offset by increased revenue from sales of short-term health insurance. The regulations relating to association health plans allow small businesses, including sole proprietors and other self-employed individuals, to join industry or geographically-based associations and collectively purchase large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the new regulation is to create a new health insurance option for small businesses, sole proprietors and other self-employed individuals and to reduce the cost of insurance for association members. While the regulation could present new business opportunities for us, it also may reduce the size of the individual, family and small business health insurance markets that we are able to address, which would harm our business, operating results and financial condition. In light of the current state of the individual and family health insurance market, it appears likely that the Trump administration will continue to attempt to make changes to the Affordable Care Act and its implementing regulations. If the changes do not stabilize the individual and family health insurance market and encourage health insurance carriers to sell affordable individual and family health insurance, our individual and family health insurance business will continue to be adversely impacted.

If we do not retain our existing members and enroll a large number of individuals and families into health insurance plans during enrollment periods, our business will be harmed.

Medicare Advantage and Medicare Part D prescription drug plans are required to be purchased during an annual enrollment period, subject to certain exceptions. As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. Our cash flows from operations depend in large part on the number of paying individual and family and Medicare-related health insurance members we are successful in retaining, including during the enrollment periods. Our revenue depends upon the number individual and family and Medicare-related health insurance members we acquire during the enrollment periods and the constrained lifetime value of commissions we expect to receive for selling the plans to the members we acquire, which is impacted by our member retention rates. We may not be successful in retaining or acquiring members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced a decrease in our individual and family membership retention rates since the implementation of health care reform. We also experienced significantly lower individual and family health insurance application volumes during the last several open enrollment periods. These circumstances have significantly reduced our individual and family health insurance plan membership. An open enrollment period of limited duration in the individual and family health insurance market has resulted, and may in the future result in a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment period; and otherwise may harm our business, operating results and financial condition.

It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the health care reform annual open enrollment period and the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our employee health insurance agents and the health insurance agent employees of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers. We depend upon state departments of insurance, government exchanges and health insurance carriers for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely license, train, certify and authorize our employees and contractors to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed. The Centers for Medicare and Medicaid Services, or CMS, reduced the length of the open enrollment period for individual and family health insurance so that it runs from November 1 to December 15, which could continue to amplify the risks we face as a result of open enrollment periods. Reduction in the amount of time we have to enroll individuals and families during the open enrollment period could result in a reduction in our membership and harm our business, operating results and financial condition.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through our relationship with the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 36 states. We have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in enrolling them through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. If it does so or if the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

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

The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, CMS has indicated that it intends to abandon support of the improved qualified health plan enrollment process in favor of another new process that allows qualified entities to access the database of information relating to health plans and subsidy eligibility through an application programming interface. While we believe this process is better than the existing and improved process, CMS has indicated that entities must satisfy numerous additional privacy and security requirements to be able to use it. We intend to outsource certain aspects of the qualified health plan online enrollment process to a third party in light of the expense and burden associated with the additional requirements. If the entity we use to perform these functions does not meet these requirements and pass an audit in time for the upcoming open enrollment period, and if CMS abandons the existing improved process, we could be required to use the "double redirect" process for qualified health plan enrollment, which would result in our experiencing a reduction in our individual and family health insurance plan membership and revenue and harm our business, operating results and financial condition.

If we do not successfully compete with government-run health insurance exchanges , our business may be harmed.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can shop for and purchase Medicare Advantage and Medicare Part D Prescription Drug plans. Medicare beneficiaries can also obtain assistance from the federal government in connection with their purchase of a Medicare Advantage and Medicare Part D Prescription Drug plan. The exchanges in the individual and family health insurance market created by the Affordable Care Act may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them and determine the manner in which we may do so. The Affordable Care Act exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do and they or the government agencies that run them may in the future impact the process we use to enroll individuals and families in a manner that results in a reduction in our membership. In addition, individuals who utilize our platform and services to apply for subsidies and health insurance through Affordable Care Act exchanges receive marketing and communications from the exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission payments as a result of our sale of health insurance to them. Under regulations adopted as a part of health care reform under the Affordable Care Act, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may contribute to a reduction in our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our membership and revenue and may otherwise harm our business, operating results and financial condition.

Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions per approved member.

We recognize revenue for Medicare-related, individual and family and ancillary health insurance plan approved members based upon the total expected commissions we expect to receive over the life of the underlying polices, net of a constraint. We recognize small business health insurance plan commission revenue at the time the application for the plan is approved by the carrier and when it renews each year thereafter, equal to the estimated commissions we expect to collect over the following 12-months. The constrained lifetime value for each product line is an estimate and is based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted member churn and forecasted commission amounts we expect to receive per approved member. These assumptions are based on historical trends and incorporate management’s judgment. Changes in our historical trends will result in changes to our constrained lifetime value estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained lifetime values, such as reduced conversion of approved members to paying members, increased member churn or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member, would harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained lifetime values. For example, during the first open enrollment period under the Affordable Care Act, we experienced a decline in the rate at which members approved for individual and family health insurance turned into paying members, which harmed our operating results. To the extent we experience a similar decline in the rate at which approved members turn into our paying members, our business, operating results, cash flows and financial condition would be harmed.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our estimate of constrained lifetime value is net of an estimated annual health insurance plan cancellation rate based on our historical experience by plan type.  As a result, an increase in our annual health insurance plan cancellation rate would harm our business, operating results, cash flows and financial condition.

Commission rates are a significant factor in our estimation of constrained lifetime values. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period, and increased member churn, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results cash flows and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member during the open enrollment period caused by such a shift or otherwise would harm our business, operating results, cash flows and financial condition.

Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In addition, many aspects of health care reform have caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute health insurance plans in the Medicare, individual and family and small business markets in certain geographies or altogether. In the event we are not successful in gaining or maintaining the ability to sell Medicare, individual and family and qualified health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commissions, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety of health insurance plans we offer, cause a loss of commission payments, cause a reduction in constrained lifetime values and adversely impact our ability to recognize revenue or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

Health insurance carriers can unilaterally amend the commission rates that they pay to us. Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we have experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance has reduced the number of plans that we are able to offer on our websites, which has resulted in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not sell individual and family health insurance or otherwise limit or prohibit us from selling their plans on our ecommerce platforms. In addition to reducing commission rates, health insurance carriers may determine to exit the individual and family health insurance business in certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed. In addition, if the number of individual and family health insurance products that we are able to offer does not increase, we will continue to experience reduced demand for our services and a reduction in our membership, which would harm our, business, operating results and financial results.

Changes in our management and key employees could affect our business and financial results.

Our success is dependent upon our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our success depends upon the performance of our executive officers and key personnel. Our executive officers and employees can terminate their employment at any time. We have recently experienced significant changes in our senior management. David Francis, our former chief financial officer appointed in July 2016, most recently became our chief operating officer in January 2018. In June 2018, Derek Yung became our chief financial officer, allowing Mr. Francis to focus on his responsibilities as chief operating officer. In addition to these changes, other senior executive officers have left us, and we have hired additional senior executives, including Tim Hannan, chief marketing officer, Ian Kalin, chief technology officer, and David Nicklaus, senior vice president, sales and operations. The change in leadership we have experienced has been significant and has occurred over a short period of time. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel and the significant change in leadership over a short period of time could harm our business, operating results and financial condition.

The loss of the services of any of our executive officers or key employees could harm our business. For example, we appoint a single writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. Robert Hurley is the writing agent in a large number of our carrier relationships. If we lose the service of our appointed writing agent, the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carrier partners whose policies are purchased by our members, this transition may be difficult and requires a significant period of time to complete. If the transition is not successful or takes too long to complete, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition would be harmed.

Our business may be harmed if we are not successful in executing on our strategic investments and initiatives.

In 2016 we conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Further, we have introduced a number of insurance benefit packages that may include a short-term health insurance product and/or other ancillary health insurance products, and we otherwise intend to invest in the sale of short-term health insurance. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing on our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from carriers owned by UnitedHealthcare represented approximately 22% and 23% of our total revenue for the six months ended June 30, 2017 and 2018, respectively. Revenue derived from Humana represented approximately 16% and 14% of our total revenue for the six months ended June 30, 2017 and 2018, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, prior to the last open enrollment period for individual and family health insurance coverage, the open enrollment period spanned portions of the fourth calendar quarter of the year and the first calendar quarter of the following year.  In the fourth quarter of 2017, the individual and family health insurance open enrollment period for coverage effective in 2018 began on November 1, 2017 and ended on December 15, 2017, which again changed the seasonality of our individual and family business. We expect the open enrollment period to continue to occur during this time frame. We generally expect the number of approved members for individual and family health insurance to be higher in the fourth quarter as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense as a result of a higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter. During the Medicare annual enrollment period, which occurs during the fourth quarter of the year, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance impacts our operating cash flow.

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

Our estimated individual and family health insurance plan membership has declined substantially since the implementation of health care reform. We receive commissions from health insurance carriers who pay to us for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. For example, our members may replace a health insurance plan purchased through us with a health insurance plan provided by a new or existing employer or may determine that they can no longer afford health insurance. In addition, our members may choose to purchase new plans through other sources or use a different agent. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from government-run health insurance exchanges, including as a result of the requirement that subsidy-eligible individuals must purchase qualified health plans through government-run health insurance exchanges to be able to receive a subsidy under health care reform, and we would not remain the agent on the policy. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members could adversely impact the lifetime value we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. Moreover, if we are not able to successfully retain existing members and limit member turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our cash flows will also be negatively impacted. If we experience higher member turnover than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, resulting in a write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

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

Health insurance carriers whose Medicare plans we sell approve our websites, much of our marketing material and our call center scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. Many of these materials also must be filed with CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our websites, our marketing material or call center scripts, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, which would harm our business, operating results and financial condition. The rules and regulations relating to the approval and submission of marketing material also apply to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing the marketing material with CMS, our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition. If a marketing partner of ours does not consent to having its website or other marketing material filed with CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referral could be delayed and our business, operating results and financial condition would be harmed.

If we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to health insurance carriers and have them re-filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise could adversely impact our ability to sell Medicare plans, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from using the marketing material until the change is made and approved, which would harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon our ability to timely hire, train and retain licensed health insurance agents for our customer care center.

In addition to our websites, we rely upon our customer care centers and outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and employees of third-party call centers must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each state that the Medicare-related health insurance product is being sold by the agent. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees and employees of third-party call centers on a temporary or seasonal basis in a limited period of time. It may be difficult for the health insurance agents we employ and contract with and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the Medicare annual enrollment period. We must also ensure that our health insurance agents are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees or engaging with outsourced call center agents for the Medicare annual enrollment period, and even if we are successful, these health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners. These temporary or seasonal health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue and higher costs of acquisition per member. In addition, we may not be able to staff sufficient licensed agents from third-party call centers to handle the volume of calls we receive during the peak selling times of the annual enrollment period. If we are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with health insurance carriers for this reason would reduce the products we are able to offer, result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition.

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans. For instance, a change in sales and marketing guidelines issued by CMS resulted in our making changes to our Medicare product sales and marketing processes during the third quarter of 2016 that impacted the effectiveness of our call center agents in converting leads into submitted applications. In February 2015 CMS issued guidance indicating that third party websites and marketing material must be filed with CMS, which has impacted our marketing partner relationships. Given the resources and review required of us and health insurance carriers prior to CMS filing, we may not have all of our marketing partner websites and material filed with CMS, which could harm our business, operating results and financial condition. Our marketing partner websites and marketing material that are filed with CMS also may not make it through the review process in time for the Medicare annual enrollment period. Moreover, under CMS guidance, websites and marketing material must be refiled with CMS if changed, which makes it difficult to adapt and optimize our own websites and marketing material as well as our marketing partner websites and marketing material in a short amount of time and could harm our business, operating results and financial condition.

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

CMS has in the past adopted rules relating to the timing and nature of the compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans. The effect of these rules was to reduce our compensation as a health insurance agent in connection with the sale of these plans or had other adverse consequences. In the event CMS adopts regulations that have the effect of reducing the compensation that we receive in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans, our business, operating results and financial condition would be harmed. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or impact the timing of our revenue recognition in connection with the sale of these plans, our business, operating results and financial condition could be harmed.

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

Our growth depends in large part upon growth in approved members in a given period. The rate at which consumers visiting our ecommerce platform and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue in a given period. In addition, the rate at which consumers who are approved become paying members impacts the lifetime value of our approved members, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:

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

Our conversion rates can be impacted by changes in the mix of consumers referred to us through our member acquisition channels. We may make changes to our ecommerce platforms in response to regulatory requirements or undertake other initiatives in an attempt to improve consumer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our ecommerce platforms or telephonically via our customer care centers and are converted into approved and paying members could cause an increase in our cost of acquiring members on a per member basis and impact our revenue in any given period. To the extent the rate at which we convert consumers visiting our ecommerce platforms or telephonically via our customer care centers into members suffers, our membership may decline, which would harm our business, operating results and financial condition.

Changes in the variety, quality and affordability of the health insurance plans that carriers offer on our ecommerce platforms could harm our business and operating results.

The demand for health insurance marketed through our ecommerce platforms is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. Many health insurance carriers, including major national health insurance carriers, have exited the individual and family health insurance market in a large number of states where we have historically represented their insurance plans or determined to pay reduced or no commissions for the sale of their plans. We have determined not to sell health insurance products for which we do not receive commissions. As a result of these circumstances, the number of individual and family health insurance plans we offer to sell on our website has reduced significantly and there are many states and zip codes we do not offer any individual and family health insurance. This reduction in supply has adversely impacted, and may in the future adversely impact, demand for the individual and family health insurance we sell. If our ability to sell a variety of high-quality, affordable health insurance plans in the Medicare, individual and family, small business and ancillary product markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. In addition, the cost of health insurance has increased substantially in many states as a result of health care reform implementation, which has reduced demand for individual and family health insurance. To the extent these conditions persist or worsen, our business, operating results and financial condition would be harmed.

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

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We also have relationships with marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner.

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

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission rates per member, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Our revenue recognition policy changed in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Prospectively, to the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained lifetime value may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends of factors including the trends in contracted commission rates and expected member churn.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. As a result of open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume, which could impair the accuracy of our membership estimates. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the lifetime value component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans.

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

We provide information on our website, through our customer care centers and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. Our recent focus in selling short-term health insurance that does not have the same benefits as major medical health insurance may increase our risks of receiving complaints regarding our marketing and business practice due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

States have adopted and will continue to adopt new laws and regulations in response to health care reform legislation.  It is difficult to predict how these new laws and regulations will impact our business, but in some cases such laws and regulations could amplify the adverse impacts of health care reform, or states may adopt new requirements that adversely impact our business, operating results and financial condition. For example, we believe that certain states have adopted or are contemplating rules and regulations that would either ban the sale of short-term health insurance, limit their duration and renewability, or apply certain aspects of the Affordable Care Act to short-term health insurance, such as the essential health benefits or requiring that short-term health insurance cover pre-existing conditions.  Rules and regulations such as these could adversely impact our sale of short-term health insurance for several reasons, including because carriers may exit the market of selling short-term health insurance due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces consumer demand for them.  States may also require stronger disclosure and marketing rules governing the sale of short-term health insurance which may impact our conversion rates on the sale of short-term health insurance. Moreover, our sales outside of the health care reform open enrollment period could decline, because many individuals and families choose to purchase short-term health insurance outside of the open enrollment period given the unavailability if major medical individual and family health insurance to them.  In the event, laws, regulations or rules are adopted that adversely impact our sale of short-term health insurance, they could harm our business, operating results and financial condition.

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of June 30, 2018. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Lease Agreement, dated April 25, 2018, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 30, 2018
10.2	†*	Employment Agreement, dated June 4, 2018, between Derek Yung and eHealth, Inc.
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 7, 2018

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DEREK N. YUNG
Scott N. Flanders Chief Executive Officer	Derek N. Yung Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1		Lease Agreement, dated April 25, 2018, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 30, 2018
10.2	†*	Employment Agreement, dated June 4, 2018, between Derek Yung and eHealth, Inc.
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.
*     Indicates a management contract or compensatory plan or arrangement.