Form 10-Q
period 2018-09-30
eHealth, Inc.
filed 2018-11-06
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2018 was 19,406,466 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	December 31,	September 30,
	2017	2018
	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,293	$20,348
Accounts receivable	1,475	2,140
Commissions receivable - current	109,666	101,214
Prepaid expenses and other current assets	4,305	12,751
Total current assets	155,739	136,453
Commissions receivable - non-current	169,751	164,521
Property and equipment, net	4,705	7,011
Other assets	7,287	10,995
Intangible assets, net	7,540	12,796
Goodwill	14,096	40,233
Total assets	$359,118	$372,009
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,246	$4,909
Accrued compensation and benefits	15,498	13,549
Accrued marketing expenses	4,693	3,058
Earnout liability - current	—	17,673
Other current liabilities	2,008	7,303
Total current liabilities	25,445	46,492
Earnout liability - non-current	—	16,327
Deferred income taxes - non-current	45,089	32,410
Other non-current liabilities	1,920	2,316
Stockholders’ equity:
Common stock	30	31
Additional paid-in capital	281,706	295,408
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	204,725	178,894
Accumulated other comprehensive income	201	129
Total stockholders’ equity	286,664	274,464
Total liabilities and stockholders’ equity	$359,118	$372,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(Note 1)		(Note 1)
Revenue
Commission	$29,539	$33,613	$100,827	$104,966
Other	1,927	7,138	6,761	11,512
Total revenue	31,466	40,751	107,588	116,478
Operating costs and expenses:
Cost of revenue	(9)	170	228	473
Marketing and advertising	13,383	16,148	42,678	45,756
Customer care and enrollment	15,798	17,272	39,919	43,730
Technology and content	8,354	7,740	24,358	23,368
General and administrative	9,353	10,528	29,879	32,459
Change in fair value of earnout liability	—	3,800	—	6,300
Restructuring charges	—	—	—	1,865
Acquisition costs	—	—	—	76
Amortization of intangible assets	260	547	780	1,545
Total operating costs and expenses	47,139	56,205	137,842	155,572
Loss from operations	(15,673)	(15,454)	(30,254)	(39,094)
Other income, net	300	296	875	776
Loss before benefit from income taxes	(15,373)	(15,158)	(29,379)	(38,318)
Benefit from income taxes	(13,197)	(6,186)	(26,777)	(12,487)
Net loss	$(2,176)	$(8,972)	$(2,602)	$(25,831)
Net loss per share:
Basic	$(0.12)	$(0.47)	$(0.14)	$(1.36)
Diluted	$(0.12)	$(0.47)	$(0.14)	$(1.36)
Weighted-average number of shares used in per share amounts:
Basic	18,565	19,236	18,473	19,059
Diluted	18,565	19,236	18,473	19,059
Comprehensive loss
Net loss	$(2,176)	$(8,972)	$(2,602)	$(25,831)
Foreign currency translation adjustment, net of taxes	(7)	(67)	11	(72)
Comprehensive loss	$(2,183)	$(9,039)	$(2,591)	$(25,903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2018
	(Note 1)
Operating activities
Net loss	$(2,602)	$(25,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(25,337)	(12,679)
Depreciation and amortization	2,212	1,870
Amortization of internally developed software	1,055	1,583
Amortization of intangible assets	780	1,545
Stock-based compensation expense	6,948	9,475
Change in fair value of earnout liability	—	6,300
Other non-cash items	(90)	387
Changes in operating assets and liabilities:
Accounts receivable	(1,542)	(665)
Commissions receivable	22,584	29,156
Prepaid expenses and other assets	(3,004)	(8,209)
Accounts payable	(1,552)	1,513
Accrued compensation and benefits	(41)	(2,081)
Accrued marketing expenses	(5,251)	(1,635)
Deferred revenue	2,220	5,354
Accrued expense and other liabilities	(1,793)	(595)
Net cash (used in) provided by operating activities	(5,413)	5,488
Investing activities
Capitalized internal-use software and website development costs	(2,505)	(4,344)
Purchases of property and equipment and other assets	(1,483)	(3,471)
Acquisition of business, net of cash acquired	—	(14,929)
Net cash used in investing activities	(3,988)	(22,744)
Financing activities
Proceeds from exercise of common stock options	179	2,030
Cash used to net-share settle equity awards	(1,101)	(3,398)
Debt issuance cost payments	—	(1,172)
Principal payments in connection with capital leases	(80)	(78)
Net cash used in financing activities	(1,002)	(2,618)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(71)
Net decrease in cash, cash equivalents, and restricted cash	(10,404)	(19,945)
Cash, cash equivalents, and restricted cash at beginning of period	61,781	40,293
Cash, cash equivalents, and restricted cash at end of period	$51,377	$20,348

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

Basis of Presentation — The accompanying condensed consolidated balance sheets as of December 31, 2017 and September 30, 2018, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2018, respectively, are unaudited. Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in detail below under Adoption of New Accounting Standards. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with Topic 606. Except for the impact of the adoption of Topic 606, the condensed consolidated balance sheet data as of December 31, 2017 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 19, 2018. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and include all adjustments necessary for the fair presentation of our financial position as of December 31, 2017 and September 30, 2018, our results of operations for the three and nine months ended September 30, 2017 and 2018 and our cash flows for the nine months ended September 30, 2017 and 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2018 and therefore should not be relied upon as an indicator of future results.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases (Topic 842) — In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. The guidance also eliminates existing real estate-specific provisions for all entities. The new

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We expect to adopt this new accounting standard prospectively in the first quarter of 2019. While we are currently evaluating the impact of adopting ASU 2016-02, based on our lease portfolio as of September 30, 2018, our total operating lease commitments total $32.6 million on an undiscounted basis. The discounted commitment amount will be capitalized on the balance sheet as a right-of-use asset and corresponding lease liability upon adoption. We do not expect a material impact to our condensed consolidated statements of comprehensive loss. However, the ultimate impact of adopting ASU 2016-02 will depend on our lease portfolio as of the adoption date.

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

Goodwill Impairment (Topic 350) — In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. ASU 2017-04 eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. We early adopted ASU 2017-04 in the first quarter of 2018 and perform our annual impairment test in the fourth fiscal quarter of each year. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40) - In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Agreement That is a Service Contract, which provides guidance for accounting for implementation costs incurred in internal-use cloud computing agreements. We early adopted ASU 2018-15 in the current quarter. It did not have a material impact on our condensed consolidated financial statements.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and nine months ended September 30, 2017 and 2018, the constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained lifetime value of commissions per approved member are as follows:

	Three and Nine Months Ended
	September 30,
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

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and allows agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize upon transfer of control over the contract term, commencing once the technology is available for use by the third party. Variable consideration in the form of performance fees based on metrics such as submitted health insurance applications are recognized upon achieving the metrics. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or data tracked by the third party.

Our lead generation business allows us to sell insurance policy leads to third parties. We are paid a fixed fee per lead at a rate that is determined by tiers of sales volume. Revenue is recognized at the time control of the the lead's broker of record status is transferred to the third party.

Deferred revenue includes deferred technology licensing implementation fees and amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to-date.

Some of our contracts with customers contain multiple performance obligations. We allocate revenue to all performance obligations within an arrangement with multiple deliverables at the inception of the arrangement using the relative standalone selling price method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disaggregation of Revenue

The table below depicts the disaggregation of revenue by product for the three and nine months ended September 30, 2017 and 2018 and is consistent with how we evaluate our financial performance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Commission Revenue:
Medicare
Medicare Advantage	$17,544	$17,976	$55,426	$57,649
Medicare Supplement	3,442	7,358	10,242	18,305
Medicare Part D	977	1,005	3,558	2,879
Total Medicare	21,963	26,339	69,226	78,833
Individual and Family (1)
Non-Qualified Health Plans	1,665	876	7,426	3,386
Qualified Health Plans	323	1,169	6,089	5,006
Total Individual and Family	1,988	2,045	13,515	8,392
Ancillary
Short-term	1,405	1,699	4,280	4,242
Dental	960	245	3,810	1,611
Vision	285	126	1,137	857
Other	1,040	1,006	2,567	3,659
Total Ancillary	3,690	3,076	11,794	10,369
Small Business	1,506	1,697	4,962	5,828
Commission Bonus	392	456	1,330	1,544
Total Commission Revenue	29,539	33,613	100,827	104,966
Other Revenue	1,927	7,138	6,761	11,512
Total Revenue	$31,466	$40,751	$107,588	$116,478

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

Book-of-Business Transfers
We entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration paid by us for these books-of-business amounted to $13.9 million. Consideration paid for these books-of-business is included within commissions receivable in the accompanying condensed consolidated balance sheets. The consideration we paid to the broker partner was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member. As we receive commission payments from health insurance carriers for these plan members, we reduce commissions receivable for the discounted commissions expected to be received, with the remaining margin earned recorded to other income (expense), net in the condensed consolidated statements of comprehensive income (loss). The margin earned and recorded to other income, net

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

for these books-of-business for the three and nine months ended September 30, 2017 totaled $0.2 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2018 totaled $0.2 million and $0.6 million, respectively.
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

Impact to Previously Reported Results
The adoption of ASU 2014-09 impacted our reported results as follows (in thousands, except per share amounts):

	December 31, 2017
Balance Sheets	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Accounts receivable	$9,894	$(8,419)	$1,475
Commissions receivable - current	$—	$109,666	$109,666
Prepaid expenses and other current assets	$4,845	$(540)	$4,305
Commissions receivable - non-current	$—	$169,751	$169,751
Other assets	$7,317	$(30)	$7,287
Accrued marketing expenses	$4,088	$605	$4,693
Other current liabilities	$3,815	$(1,807)	$2,008
Deferred income taxes - non-current	$—	$45,089	$45,089
Non-current liabilities	$900	$1,020	$1,920
Retained earnings (accumulated deficit)	$(20,796)	$225,521	$204,725

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Statements of Operations	As Reported	ASC 606 Adoption Adjustment	As Adjusted	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue	$26,619	$4,847	$31,466	$133,515	$(25,927)	$107,588
Cost of revenue	$176	$(185)	$(9)	$2,009	$(1,781)	$228
Other income, net	$98	$202	$300	$214	$661	$875
Provision (benefit) from income taxes	$9	$(13,206)	$(13,197)	$(1,439)	$(25,338)	$(26,777)
Net income (loss)	$(20,616)	$18,440	$(2,176)	$(4,455)	$1,853	$(2,602)
Net income (loss) per diluted share	$(1.11)	$0.99	$(0.12)	$(0.24)	$0.10	$(0.14)

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Segment Information	As Reported	ASC 606 Adoption Adjustment	As Adjusted	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue
Medicare segment revenue	$10,682	$12,317	$22,999	$79,670	$(7,099)	$72,571
Individual, Family and Small Business segment revenue	15,937	(7,470)	8,467	53,845	(18,828)	35,017
Total revenue	$26,619	$4,847	$31,466	$133,515	$(25,927)	$107,588

Segment profit (loss)
Medicare segment profit (loss)	$(18,058)	$12,262	$(5,796)	$(2,470)	$(6,268)	$(8,738)
Individual, Family and Small Business segment profit (loss)	6,824	(7,228)	(404)	26,307	(17,876)	8,431
Total segment profit (loss)	$(11,234)	$5,034	$(6,200)	$23,837	$(24,144)	$(307)

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

Acquisition Consideration
Cash paid	$15,000
Fair value of equity awards issued to GoMedigap members (1)	5,595
Estimated fair value of earnout liability	27,700
$48,295
Allocation
Cash and cash equivalents	$71
Commission receivable - current	4,371
Prepaid expenses and other current assets	11
Commission receivable - non-current	11,103
Property and equipment, net	174
Accounts payable	(110)
Accrued compensation and benefits	(132)
Other current liabilities	(130)
Net tangible assets acquired	15,357
Intangible assets	6,800
Goodwill	26,137
Total intangible assets acquired	32,938
Total net assets acquired	$48,295
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

The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ending December 31, 2018 and 2019 and eHealth’s simulated stock price at the time of payment. The earnout liability was part of the acquisition consideration and will be adjusted to fair value at each reporting date until settled. The fair value adjustments to the earnout liability during both the three and nine months ended September 30, 2018 totaled $3.8 million and $6.3 million, respectively. We will continue to update the key assumptions each period and record any fair value adjustments, as necessary.

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

We incurred $0.1 million of acquisition-related costs during the nine months ended September 30, 2018, which were expensed as incurred.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Balance Sheet Accounts

Cash and Cash Equivalents — As of December 31, 2017 and September 30, 2018, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of December 31, 2017 and September 30, 2018, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the three or nine months ended September 30, 2017 and 2018.

As of December 31, 2017 and September 30, 2018, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2017	September 30, 2018
Cash	$5,098	$2,881
Money market funds	35,195	17,467
Total cash and cash equivalents	$40,293	$20,348

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2017	September 30, 2018
Prepaid maintenance contracts	$1,945	$2,511
Prepaid insurance	490	1,215
Prepaid rent	311	502
Prepaid marketing	24	6,772
Other prepaid expenses	1,535	1,751
Total prepaid expenses and other current assets	$4,305	$12,751

Intangible Assets — The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below (dollars in thousands, weighted-average remaining life in years):

	December 31, 2017			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Technology	$1,700	$(1,700)	$—	$3,700	$(2,144)	$1,556	2.3 years
Pharmacy and customer relationships	10,100	(7,884)	2,216	10,100	(8,596)	1,504	1.6 years
Trade names, trademarks and website addresses	900	(690)	210	5,700	(1,078)	4,622	9.1 years
Total intangible assets subject to amortization	$12,700	$(10,274)	2,426	$19,500	$(11,818)	7,682
Indefinite-lived trademarks and domain names			5,114			5,114	Indefinite
Total intangible assets			$7,540			$12,796

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2018, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2018	$166	$237	$142	$545
2019	667	950	570	2,187
2020	667	317	510	1,494
2021	56	—	480	536
2022	—	—	480	480
Thereafter	—	—	2,440	2,440
Total	$1,556	$1,504	$4,622	$7,682

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

	December 31, 2017			September 30, 2018
	Carrying Value	Level 1	Total	Carrying Value	Level 1	Level 3	Total
Assets
Money market funds	$35,195	$35,195	$35,195	$17,467	$17,467	$—	$17,467
Total assets measured and recorded at fair value	$35,195	$35,195	$35,195	$17,467	$17,467	$—	$17,467

Liability
Earnout liability - current	$—	$—	$—	$17,673	$—	$17,673	$17,673
Earnout liability - non-current	—	—	—	16,327	—	16,327	16,327
Total liabilities measured and recorded at fair value	$—	$—	$—	$34,000	$—	$34,000	$34,000

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

Note 5 - Stockholder's Equity

2014 Equity Incentive Plan — The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the nine months ended September 30, 2018 (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2017	1,409
Restricted stock units granted [1]	(562)
Options granted[2]	(227)
Restricted stock units cancelled [3]	152
Options cancelled	48
Shares available for grant September 30, 2018	820

(1)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(2)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(3)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options [1]	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value [2]
Balance outstanding at December 31, 2017	983	$17.38	4.6	$2,522
Granted	227	$19.95
Exercised	(136)	$15.53
Cancelled	(125)	$24.13
Balance outstanding at September 30, 2018	949	$17.21	5.0	$11,002
Vested and expected to vest at September 30, 2018	904	$17.14	4.9	$10,569
Exercisable at September 30, 2018	457	$16.95	4.0	$5,679

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between the closing price of our common stock as of December 31, 2017 and September 30, 2018 and the exercise price multiply by number of in-the-money options.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value [2]
Unvested as of December 31, 2017	1,745	$14.24	2.3	$30,313
Granted	562	$15.06
Vested	(423)	$12.87
Cancelled	(134)	$16.85
Unvested as of September 30, 2018	1,750	$15.42	5.6	$48,920

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product of our closing stock price as of December 31, 2017 and September 30, 2018 and the number of restricted stock units outstanding as of December 31, 2017 and September 30, 2018, respectively.

Stock Repurchase Programs — We had no stock repurchase activity during the nine months ended September 30, 2018. In addition to 10,663,888 shares repurchased under our past repurchase programs, we have in treasury 725,804 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units as of September 30, 2018. As of December 31, 2017 and September 30, 2018, we had a total of 11,237,995 shares and 11,389,692 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense — The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Common stock options	$439	$639	$1,340	$1,573
Restricted stock units	1,807	2,904	5,608	7,902
Total stock-based compensation expense	$2,246	$3,543	$6,948	$9,475

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Marketing and advertising	$284	$545	$719	$1,477
Customer care and enrollment	131	194	267	565
Technology and content	310	388	978	1,115
General and administrative	1,521	2,416	4,984	6,067
Restructuring	—	—	—	251
Total stock-based compensation expense	$2,246	$3,543	$6,948	$9,475

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 30, 2018, as part of our workforce reduction as discussed in Note 10 - Restructuring Charges, we accelerated the vesting dates of certain stock options and restricted stock units granted to a former employee. We recorded $0.3 million of incremental stock-based compensation expense in connection with this modification and an additional $0.1 million of stock-based compensation expense related to a modification in the current quarter.

Note 6 - Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three and nine months ended September 30, 2017 and 2018 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Loss before benefit from income taxes	$(15,373)	$(15,158)	$(29,379)	$(38,318)
Benefit from income taxes	$(13,197)	$(6,186)	$(26,777)	$(12,487)
Effective tax rate	85.8%	40.8%	91.1%	32.6%

For the three months ended September 30, 2018, we recognized a benefit from income taxes of $6.2 million, representing an effective tax rate of 41%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the three months ended September 30, 2017, we recognized a benefit from income taxes of $13.2 million, representing an effective tax rate of 86%, which was higher than the statutory federal tax rate due primarily to research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

For the nine months ended September 30, 2018, we recognized a benefit from income taxes of $12.5 million, representing an effective tax rate of 33%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the nine months ended September 30, 2017, we recognized a benefit from income taxes of $26.8 million, representing an effective tax rate of 91%, which was higher than the statutory federal tax rate due primarily to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

As a result of our adoption of Topic 606 using the full retrospective method, we recognized a significant deferred tax liability in our recasted opening balance sheet due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect cash. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significantly increased deferred tax liability, we reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective adoption of Topic 606 was applied. We continue to recognize all our deferred tax assets as of September 30, 2018 as we believe it is more likely than not that the net deferred tax assets will be fully realized.

The Tax Cuts and Jobs Act ("Jobs Act") legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the Jobs Act on our provision (benefit) for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitations on deductions and taxes on Global Intangible Low-Taxed Income ("GILTI") earned by our China subsidiary and changes to the Section 162(m) limitation rules for executive compensation. Given the complexity of the GILTI provisions, we are still evaluating their effects and as of September 30, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The Job's Act changed the rules under Section 162(m), which has the effect of increasing our annual effective rate as some compensation which was deductible before is now limited. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Basic and diluted:
Numerator:
Net loss	$(2,176)	$(8,972)	$(2,602)	$(25,831)
Denominator:
Weighted-average number of common stock shares outstanding	18,565	19,236	18,473	19,059
Net loss per share:	$(0.12)	$(0.47)	$(0.14)	$(1.36)

For the three and nine months ended September 30, 2017 and 2018, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Common stock options	994	925	975	928
Restricted stock units	1,134	1,610	1,177	1,662
Total	2,128	2,535	2,152	2,590

Note 8 - Commitments and Contingencies

Legal Proceedings

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleged that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purported to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint sought actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.   The second complaint purported to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business &

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice.  The second complaint sought actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017, we entered into a joint stipulation for settlement of class action consistent with the settlement term sheet.   The court entered an order preliminarily approving the settlement on April 23, 2018 and finally approved the settlement on September 7, 2018. We settled this matter during the third quarter of 2018 and therefore no remaining accrual was outstanding as of September 30, 2018.

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

On May 8, 2018, an individual filed a putative class action complaint against us.  The complaint alleges that we violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(c) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder by initiating or causing to be initiated telephone solicitations to telephone subscribers who registered their respective telephone numbers on the National Do Not Call Registry.  The complaint alleged, among other things, that we (i) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent to place such calls in violation of 47 U.S.C. § 227(c)(5); and (ii) initiated calls for telemarketing purposes without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200(d).  The complaint sought (i) an order certifying a class of individuals in the United States who (A) received more than one telephone call made by or on behalf of eHealth within a 12-month period; and (B) to a telephone number that had been registered with the National Do Not Call Registry for at least 30 days; (ii) an award of actual and statutory damages for each negligent violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(B); (iii) an award of actual and statutory damages for each knowing and/or willful violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(A); (iv) an injunction requiring us and our agents to cease all unsolicited telephone activities and otherwise protecting the interest of the class pursuant to 47 U.S.C. § 227(b)(3)(A); and (v) pre-judgment and post-judgment interest on monetary relief. A first amended complaint was filed in the action in September 2018 to add an additional plaintiff, and we answered the first amended complaint in October 2018. In October 2018, we also entered into a settlement agreement with the original plaintiff that included a release of the original plaintiff’s individual claims. Due to the preliminary nature of this matter and uncertainty of litigation, we are unable at this time to estimate the likelihood of liability or the amount of potential damages.

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the upcoming expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of December 31, 2028. Future minimum lease payments under this lease are expected to be $17.4 million.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. Future minimum lease payments under this lease will be approximately $4.5 million.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of September 30, 2018.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of September 30, 2018 (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$958	$467	$1,425
2019	4,820	2,900	7,720
2020	5,209	1,531	6,740
2021	3,766	—	3,766
2022	3,878	—	3,878
Thereafter	13,963	—	13,963
Total	$32,594	$4,898	$37,492

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents summary results of our operating segments for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue
Medicare	$22,999	$32,733	$72,571	$88,964
Individual, Family and Small Business	8,467	8,018	35,017	27,514
Total revenue	$31,466	$40,751	$107,588	$116,478

Segment profit (loss)
Medicare segment profit (loss)	$(5,796)	$467	$(8,738)	$2,174
Individual, Family and Small Business segment profit (loss)	(404)	(579)	8,431	2,292
Total segment profit (loss)	(6,200)	(112)	(307)	4,466
Corporate	(6,268)	(6,832)	(20,007)	(22,680)
Stock-based compensation expense	(2,246)	(3,543)	(6,948)	(9,224)
Depreciation and amortization	(699)	(620)	(2,212)	(1,870)
Change in fair value of earnout liability	—	(3,800)	—	(6,300)
Restructuring charges	—	—	—	(1,865)
Acquisition costs	—	—	—	(76)
Amortization of intangible assets	(260)	(547)	(780)	(1,545)
Other income, net	300	296	875	776
Loss before benefit from income taxes	$(15,373)	$(15,158)	$(29,379)	$(38,318)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted primarily of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2017 and September 30, 2018 were as follows (in thousands):

	December 31,	September 30,
	2017	2018
United States	$11,211	$17,270
China	550	502
Total	$11,761	$17,772

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2017 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and nine months ended September 30, 2017 and 2018 are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
UnitedHealthcare [1]	24%	21%	22%	22%
Humana	18%	17%	17%	15%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

As of September 30, 2018, our total outstanding commissions receivable balance was $265.7 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

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
We recognized $1.9 million in pre-tax restructuring charges, which included approximately $1.6 million for employee termination benefits and $0.3 million in non-cash accelerated stock-based compensation in the nine months ended September 30, 2018. The restructuring activities comprising the plan were completed during the three months ended June 30, 2018.

The following table summarizes the total cash and non-cash restructuring charges recognized during the nine months ended September 30, 2018 (in thousands):

Employee termination costs	$1,605
Non-cash employee termination costs - stock-based compensation	251
Other restructuring related costs	9
Total restructuring charges	$1,865

The following table summarizes the accrued restructuring charges activity during the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	Beginning balance	Charges	Payments	Ending balance
Employee termination costs	$—	$1,605	$(1,575)	$30
Accrued restructuring charges - current	$—	$1,605	$(1,575)	$30

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Debt

On September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit subfacility. The commitments under the Credit Agreement expire on September 17, 2021.
The borrowing base under the Credit Agreement is comprised of an amount equal to (a) the lesser of (i) eighty percent (80%) of Eligible Commissions Receivables (as defined in the Credit Agreement) we actually collected by during the immediately preceding period of three months or (ii) eighty percent (80%) of our Eligible Commission Receivables for the immediately succeeding period of three months, plus (b) fifty percent (50%) of our Eligible Commission Receivables for the immediately succeeding period of six months (excluding the immediately succeeding period of three months), in each case subject to reserves established by RBC (the “Borrowing Base”). The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. The Borrowers have the right to prepay the loans under the Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on the balance sheet as of September 30, 2018.
As of September 30, 2018, no loans were outstanding under the Credit Agreement.

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

The Trump administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act, but their efforts to do so have so far been unsuccessful. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual mandate to maintain qualifying health insurance was reduced to zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could have a further adverse impact on the individual and family health insurance market. In addition to the repeal of the mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short-term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been adopted that would facilitate association-based health insurance plans and promote the sale of more short-term health insurance. The regulations relating to association health plans allow small businesses to join industry or geographically-based associations and collectively purchase large group health insurance plans. Unlike small group health insurance, large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the regulation is to reduce the cost of insurance for individuals who receive their health insurance under associations. The regulations relating to short-term health insurance plans extend the initial duration of short-term health insurance from three months to less than one year and allow for short-term health insurance plans to be renewed as long as the total duration of the plan does not exceed thirty-six months. However, states have authority to impose their own regulations over short-term health insurance plans sold in their markets and certain states have adopted or are contemplating regulations that would ban the sale of short-term health insurance, limit their duration and renewability, apply certain aspects of the Affordable Care Act to short-term health insurance or impose stronger disclosure requirements than the federal regulation. The expansion of the use of short-term health insurance in many states may cause individuals and families to purchase short-term health insurance instead of individual and family health insurance. The regulations relating to association-based health insurance and short-term health insurance could present new business opportunities for us, but also may reduce the size of the individual, family and small business health insurance markets that we address or otherwise adversely impact our business and operating results.

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

The following table shows submitted applications by product for the three and nine months ended September 30, 2017 and 2018:

	Submitted Applications			Submitted Applications
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2018	Percent Change	2017	2018	Percent Change
Medicare (1)
Medicare Advantage	21,010	21,115	—%	65,880	69,060	5%
Medicare Supplement	4,578	8,924	95%	13,275	22,180	67%
Medicare Part D	3,338	3,863	16%	12,214	11,447	(6)%
Total Medicare	28,926	33,902	17%	91,369	102,687	12%
Individual and Family (2)
Non-Qualified Health Plans	4,041	1,224	(70)%	22,403	6,419	(71)%
Qualified Health Plans	1,086	438	(60)%	10,160	4,159	(59)%
Total Individual and Family	5,127	1,662	(68)%	32,563	10,578	(68)%
Ancillary (3)
Short-term	26,527	30,365	14%	73,226	75,639	3%
Dental	14,523	9,111	(37)%	54,635	31,428	(42)%
Vision	5,937	4,318	(27)%	21,998	14,111	(36)%
Other	7,762	10,641	37%	19,257	32,759	70%
Total Ancillary	54,749	54,435	(1)%	169,116	153,937	(9)%
Small Business (4)	1,239	1,843	49%	3,681	5,235	42%
Total	90,041	91,842	2%	296,729	272,437	(8)%

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

Medicare submitted applications grew 17% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and 12% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily due to growth in Medicare Supplement plan submitted applications as a result of our acquisition of GoMedigap in January 2018 and our subsequent investment in their platforms and call center capabilities. Individual and family plan submitted applications declined 68% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and declined 68% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to the continuing turmoil in the individual and family plan market as a result of the Affordable Care Act, including the establishment of government-run health insurance exchanges and the continuing rise in individual and family health insurance premiums and the reduced availability of individual and family health insurance that occurred after its passage. The decline in individual and family plan submitted applications has also limited our ability to cross-sell ancillary plans, resulting in a decline of 1% and 9% in submitted applications for all ancillary products combined in the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. At the same time, short-term health insurance submitted applications grew 14% year-over-year in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to our focus on offering viable health insurance solutions to consumers who cannot afford major medical individual and family health insurance. Small business submitted applications grew 49% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and 42% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to progress in implementing a focused marketing strategy for this market, technology enhancements and an increased conversion rate.

Approved Members

Approved Members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Approved members may not pay for their plan and become paying members.

The following table shows approved members by product for the three and nine months ended September 30, 2017 and 2018:

	Approved Members			Approved Members
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2018	Percent Change	2017	2018	Percent Change
Medicare
Medicare Advantage	19,572	19,664	—%	62,930	65,102	3%
Medicare Supplement	3,550	6,985	97%	10,928	17,667	62%
Medicare Part D	3,265	3,511	8%	12,560	11,230	(11)%
Total Medicare	26,387	30,160	14%	86,418	93,999	9%
Individual and Family
Non-Qualified Health Plans	3,753	1,227	(67)%	32,713	11,715	(64)%
Qualified Health Plans	1,366	583	(57)%	21,456	16,483	(23)%
Total Individual and Family	5,119	1,810	(65)%	54,169	28,198	(48)%
Ancillary
Short-term	24,116	32,723	36%	63,837	79,683	25%
Dental	13,640	9,256	(32)%	54,053	32,720	(39)%
Vision	6,194	4,539	(27)%	23,540	15,578	(34)%
Other	6,872	8,716	27%	17,504	25,447	45%
Total Ancillary	50,822	55,234	9%	158,934	153,428	(3)%
Small Business	2,861	3,255	14%	8,800	12,013	37%
Total	85,189	90,459	6%	308,321	287,638	(7)%

Medicare total approved members grew 14% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Approved Medicare Supplement plan members grew 97%, approved Medicare Advantage members increased 0.5% and approved members on Medicare Part D prescription drug plans grew 8% during the same period. The growth in Medicare Supplement plan approved members was as a result of our acquisition of GoMedigap and our subsequent investment in their platforms and call center capabilities.

During the nine months ended September 30, 2018, we also experienced a shift in the mix of our Medicare approved members to higher-value Medicare Advantage and Medicare Supplement members. For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, approved Medicare Supplement members grew 62%, approved Medicare Advantage members grew 3% and approved members on Medicare Part D prescription drug plans declined 11%. The increase in approved Medicare Supplement members was primarily due to our acquisition of GoMedigap in January 2018. In addition the growth in Medicare Advantage approved members was driven by our marketing initiatives in the direct channel including direct response television, direct mail and search engine optimization. During the remainder of 2018, we expect to see a higher contribution from our strategic marketing partner channel driven by the seasonality of marketing partner budgets, which is expected to result in higher approved member growth.

Individual and family plan approved members declined 65% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and 48% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the state of the individual and family health insurance plan market as well as our decision to shift our marketing spend towards non-ACA products. Ancillary approved members grew 9% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to growth in short-term plan approved members as we focused on offering viable solutions to consumers who cannot afford major medical individual and family health coverage. The growth in short-term plan approved members was partially offset by a decline in our ability to cross-sell dental and vision plans to individual and family health insurance plan approved members. Ancillary plan approved members declined 3% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decline was driven by a decline in the sale of individual and family health insurance plans and our reduced ability to cross-sell dental and vision ancillary plans to individual and family health insurance plan approved members. Small business approved members grew 14% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and 37% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to improved focus on key partnerships, technology enhancements and an increased conversion rate.

Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value of commissions per approved member by product for the three months ended September 30, 2017 and 2018:

	Three Months Ended September 30,
	2017	2018	Percentage Change
Medicare
Medicare Advantage (1)	$892	$914	3%
Medicare Supplement (1)	$969	$1,058	9%
Medicare Part D (1)	$299	$286	(4)%

Individual and Family
Non-Qualified Health Plans (1)	$115	$119	3%
Qualified Health Plans (1)	$111	$115	4%

Ancillary
Short-term (1)	$58	$55	(5)%
Dental (1)	$62	$62	—%
Vision (1)	$46	$47	2%

Small Business (2)	$167	$163	(2)%

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

The constrained lifetime value of commissions per approved member improved 9%, 3% and 2% for Medicare Supplement, Medical Advantage and vision products, respectively, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The improvement in constrained lifetime value of commissions per Medicare Supplement approved member was driven by the more favorable lifetime value of commissions per approved member for Medicare Supplement plans sold since our acquisition of GoMedigap in January 2018. The improvement in constrained lifetime value of commissions per Medical Advantage approved member was driven by an improvement in commission rates and customer retention. The decrease in constrained lifetime value of commissions per Medicare Part D plan approved member was driven by higher policy cancellations in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The constrained lifetime value of commissions per non-qualified and qualified health plan approved member increased 3% and 4%, respectively, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 driven by improved member retention. The constrained lifetime value of commissions per short-term health plan approved member decreased 5% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to our introduction of new Short-Term plans that carry a lower premium and commission rate.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

The following table shows estimated membership by product as of September 30, 2017 and 2018:

	As of September 30,
	2017	2018	Percent Change
Medicare (1)
Medicare Advantage	195,970	235,269	20%
Medicare Supplement	29,111	64,632	122%
Medicare Part D	89,424	109,987	23%
Total Medicare	314,505	409,888	30%
Individual and Family (2)	227,330	161,371	(29)%
Ancillary (3)
Short-term	21,670	25,008	15%
Dental	170,948	142,990	(16)%
Vision	83,920	71,875	(14)%
Other	22,701	38,380	69%
Total Ancillary	299,239	278,253	(7)%
Small Business (4)	33,029	38,296	16%
Total Estimated Membership	874,103	887,808	2%

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
Medicare membership grew 30% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to 122% growth in Medicare Supplement membership as a result of our acquisition of GoMedigap in January 2018, as well as 20% growth in our Medicare Advantage and 23% growth in Medicare Part D prescription drug plan membership. Individual and family plan members declined 29% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the state of the individual and family plan market as a result of health care reform as well as our decision to shift our marketing spend towards non-ACA products. Ancillary plan membership declined 7% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a result of the decline in our ability to cross-sell dental and vision plans as a result of the decline in individual and family plan membership, partially offset by growth in short-term, fixed indemnity and a new plan offering for us that combines dental, vision and hearing insurance into a single plan. Small business approved members grew 16% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to improved focus on technology enhancements and an increased conversion rate.
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

The following table shows the variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the three months ended September 30, 2017 and 2018:

	Three Months Ended September 30,
	2017	2018	Percent Change
Variable marketing cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$396	$356	(10)%
Individual and Family Plan ("IFP") variable marketing cost per approved IFP-equivalent member (2)	$31	$77	148%

Customer care and enrollment ("CC&E") expense per approved member
Medicare CC&E expense per approved MA-equivalent member (3)	$535	$538	1%
IFP CC&E expense per approved IFP-equivalent member (4)	$147	$97	(34)%

(1)
Variable marketing cost per approved MA-equivalent member represents direct costs incurred in member acquisition for Medicare Advantage, Medicare Supplement and Medicare Part D plans from our direct, marketing partners and online advertising channels divided by MA-equivalent approved members in a given period. MA-equivalent members is a derived metric and is equal to the sum of (i) the number of Medicare Part D approved members divided by 4, (ii) the number of Medicare Advantage approved members and (iii) the number of Medicare Supplement approved members in the given period.

(2)
Variable marketing cost per approved IFP-equivalent member represents direct costs incurred in member acquisition for IFP plans from our direct, marketing partners and online advertising channels divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of (i) the number of short-term approved members divided by 3 and (ii) the IFP approved members in the given period.

(3)
Medicare CC&E expense per approved MA-equivalent member is equal to the CC&E expense of our Medicare business included in our operating costs and reported in our condensed consolidated statements of operations divided by MA-equivalent approved members in a given period. MA-equivalent approved members is a derived metric and is equal to the sum of (i) the number of Medicare Part D approved members divided by 4, (ii) the number of Medicare Advantage approved members and (iii) the number of Medicare Supplement approved members in the given period.

(4)
IFP CC&E expense per approved IFP-equivalent member is equal to the CC&E expense of our IFP business included in our operating costs and reported in our condensed consolidated statement of operations divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of (i) the number of short-term approved members divided by 3 and (ii) the IFP approved members in the given period.

Variable marketing cost per approved MA-equivalent member declined 10% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to our focus on marketing optimization efforts to increase the quality of demand we generate and enhance conversions through our direct and paid search advertising channels while reducing marketing spend with certain marketing partners. Variable marketing cost per approved IFP-equivalent member increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to higher marketing spend to drive growth in short-term plans.
Medicare CC&E expense per approved MA-equivalent member increased 1% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to our efforts to prepare for the annual enrollment period by increasing sales agent and training costs, particularly relating to Medicare Supplement plans following our acquisition of GoMedigap. IFP CC&E expense per approved IFP-equivalent member declined in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to a reduction of sales agents as a result of the continuing adverse market conditions in the individual and family plan market.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2018		2017		2018
Revenue
Commission	$29,539	94%	$33,613	82%	$100,827	94%	$104,966	90%
Other	1,927	6%	7,138	18%	6,761	6%	11,512	10%
Total revenue	31,466	100%	40,751	100%	107,588	100%	116,478	100%
Operating costs and expenses:
Cost of revenue	(9)	—%	170	—%	228	—%	473	—%
Marketing and advertising	13,383	43%	16,148	40%	42,678	40%	45,756	39%
Customer care and enrollment	15,798	50%	17,272	42%	39,919	37%	43,730	38%
Technology and content	8,354	27%	7,740	19%	24,358	23%	23,368	20%
General and administrative	9,353	30%	10,528	26%	29,879	28%	32,459	28%
Change in fair value of earnout liability	—	—%	3,800	9%	—	—%	6,300	5%
Restructuring charges	—	—%	—	—%	—	—%	1,865	2%
Acquisition costs	—	—%	—	—%	—	—%	76	—%
Amortization of intangible assets	260	1%	547	1%	780	1%	1,545	1%
Total operating costs and expenses	47,139	150%	56,205	138%	137,842	128%	155,572	134%
Loss from operations	(15,673)	(50)%	(15,454)	(38)%	(30,254)	(28)%	(39,094)	(34)%
Other income, net	300	1%	296	1%	875	1%	776	1%
Loss before benefit for income taxes	(15,373)	(49)%	(15,158)	(37)%	(29,379)	(27)%	(38,318)	(33)%
Benefit for income taxes	(13,197)	(42)%	(6,186)	(15)%	(26,777)	(25)%	(12,487)	(11)%
Net loss	$(2,176)	(7)%	$(8,972)	(22)%	$(2,602)	(2)%	$(25,831)	(22)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Marketing and advertising	$284	$545	$719	$1,477
Customer care and enrollment	131	194	267	565
Technology and content	310	388	978	1,115
General and administrative	1,521	2,416	4,984	6,067
Restructuring	—	—	—	251
Total stock-based compensation expense	$2,246	$3,543	$6,948	$9,475

Three and Nine Months Ended September 30, 2017 and 2018

Revenue

The following table presents our commission revenue, other revenue and total revenue for the three and nine months ended September 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Commission	$29,539	$33,613	$4,074	14%	$100,827	$104,966	$4,139	4%
Percentage of total revenue	94%	82%			94%	90%
Other	1,927	7,138	5,211	270%	6,761	11,512	4,751	70%
Percentage of total revenue	6%	18%			6%	10%
Total revenue	$31,466	$40,751	$9,285	30%	$107,588	$116,478	$8,890	8%

Three Months Ended September 30, 2018 and 2017 — Commission revenue increased $4.1 million, or 14%, in the three months ended September 30, 2018 compared to three months ended September 30, 2017 due to a $4.8 million, or 22%, increase in commission revenue from the Medicare segment, partially offset by a $0.7 million, or 10%, decrease in commission revenue from the Individual, Family, and Small Business segment. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 65% decrease in individual and family health insurance approved members in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the state of the individual and family health insurance plan market as a result of health care reform, partially offset by better than expected member retention on Qualified Health Plans and growth in commission revenue from sales of our short-term and small business products. The increase in commission revenue from the Medicare segment was primarily attributable to a 14% increase in approved Medicare members in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement and Medicare Advantage approved member.

Other revenue increased $5.2 million, or 270%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to a $4.4 million increase in sponsorship and advertising revenue and a $1.2 million increase in lead generation revenue, partially offset by a $0.4 million decrease in licensing revenue.

Nine Months Ended September 30, 2018 and 2017 — Commission revenue increased $4.1 million in the nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Commission revenue from the Medicare segment increased $10.4 million, or 15%, partially offset by a $6.2 million, or 20%, decrease in commission revenue from the Individual, Family and Small Business segment. The decrease in commission revenue from the Individual, Family and Small Business segment was primarily due to a 48% decrease in individual and family health insurance approved members in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in commission revenue from the Medicare segment was primarily attributable to a 9% increase in Medicare approved members in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by growth in Medicare Supplement approved members as well as an increase in the constrained lifetime value of commissions per Medicare Supplement approved member, following our acquisition of GoMedigap in January 2018.

Other revenue increased $4.8 million, or 70%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to a $4.6 million increase in sponsorship and advertising revenue and a $1.4 million increase in lead generation revenue, partially offset by a $1.3 million decrease in licensing revenue.

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

The following table presents our cost of revenue for the three and nine months ended September 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Cost of revenue	$(9)	$170	$179	(1,989)%	$228	$473	$245	107%
Percentage of total revenue	—%	—%			—%	—%

Three Months Ended September 30, 2018 and 2017 — Cost of revenue increased $0.2 million in the three months ended September 30, 2018 compared to three months ended September 30, 2017 due to an increase in estimated payments owed to marketing partners with whom we have revenue-sharing arrangements due to the higher volumes of approved members in that channel.
.
Nine Months Ended September 30, 2018 and 2017 — Cost of revenue increased $0.2 million, or 107%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to an increase in estimated payments owed to marketing partners with whom we have revenue-sharing arrangements due to the higher volumes of approved members in that channel.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the three and nine months ended September 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Marketing and advertising	$13,383	$16,148	$2,765	21%	$42,678	$45,756	$3,078	7%
Percentage of total revenue	43%	40%			40%	39%

Three Months Ended September 30, 2018 and 2017 — Marketing and advertising expenses increased $2.8 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases of $0.9 million in variable marketing costs, $1.3 million in personnel costs due to additional headcount, $0.3 million in stock-based compensation and $0.2 million increase in facility related costs. The increase in variable marketing costs resulted from an increase of $0.6 million in IFP-related marketing costs and an increase of $0.4 million in Medicare-related marketing costs.

Nine Months Ended September 30, 2018 and 2017 — Marketing and advertising expenses increased $3.1 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases of $4.4 million in personnel costs due to additional headcount, $0.8 million in stock-based compensation, $0.5 million in facility related costs and $0.2 million in consulting expenses, partially offset by a decrease of $3.0 million in variable marketing costs. The decrease in variable marketing costs resulted from a decrease of $3.2 million in Medicare-related marketing costs, partially offset by an increase of $0.2 million in IFP-related marketing costs.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the three and nine months ended September 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Customer care and enrollment	$15,798	$17,272	$1,474	9%	$39,919	$43,730	$3,811	10%
Percentage of total revenue	50%	42%			37%	38%

Three Months Ended September 30, 2018 and 2017 — Customer care and enrollment expenses increased $1.5 million, or 9%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases of $0.7 million in consulting fees, $0.6 million in insurance agent licensing costs associated with higher headcount, as a result of the GoMedigap acquisition and an increase in our sales agents, $0.4 million in personnel costs associated with higher headcount, $0.1 million of stock-based compensation, partially offset by a decrease of $0.3 million related to facilities and other operating costs.

Nine Months Ended September 30, 2018 and 2017 — Customer care and enrollment expenses increased $3.8 million, or 10%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $2.3 million increase in personnel costs associated with higher headcount, primarily as a result of the GoMedigap acquisition, $0.9 million in consulting fees, $0.7 million in insurance agent licensing costs associated with higher headcount, $0.3 million of stock-based compensation, partially offset by a decrease of $0.3 million related to facilities and other operating costs.

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

The following table presents our technology and content expenses for the three and nine months ended September 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Technology and content	$8,354	$7,740	$(614)	(7)%	$24,358	$23,368	$(990)	(4)%
Percentage of total revenue	27%	19%			23%	20%

Three Months Ended September 30, 2018 and 2017 — Technology and content expenses decreased $0.6 million, or 7%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $1.1 million decrease in personnel costs as a result of restructuring activities as discussed in Note 10 - Restructuring Charges, partially offset by increases of $0.3 million in consulting costs and $0.1 million in stock-based compensation.

Nine Months Ended September 30, 2018 and 2017 — Technology and content expenses decreased $1.0 million, or 4%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a

$2.1 million decrease in personnel costs, partially offset by increases of $0.7 million in consulting costs, $0.2 million in telephone and network related costs and $0.1 million in stock-based compensation.

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

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2017 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
General and administrative	9,353	10,528	$1,175	13%	$29,879	$32,459	$2,580	9%
Percentage of total revenue	30%	26%			28%	28%

Three Months Ended September 30, 2018 and 2017 — General and administrative expenses increased $1.2 million, or 13%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases of $0.9 million in stock-based compensation and $0.3 million in personnel costs.

Nine Months Ended September 30, 2018 and 2017 — General and administrative expenses increased $2.6 million, or 9%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases of $1.1 million in personnel costs, $1.1 million in stock-based compensation and $0.8 million in accounting and tax professional fees, partially offset by a decrease of $0.3 million in legal fees.

Change in Fair Value of Earnout Liability

During the three and nine months ended September 30, 2018, we recorded $3.8 million and $6.3 million, respectively, of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to the acquisition of GoMedigap, which was completed on January 22, 2018.

Acquisition Costs

During the nine months ended September 30, 2018, we incurred $0.1 million of costs associated with our acquisition of GoMedigap, which was completed on January 22, 2018.

Restructuring Charges

In February 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in certain other locations. As part of the plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily in our customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred $1.9 million for employee termination benefits and related costs in the nine months ended September 30, 2018. The restructuring activities comprising the plan were completed during the three months ended June 30, 2018.

The following table presents our restructuring charges for the three and nine months ended September 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Restructuring charges	$—	$—	$—	100%	$—	$1,865	$1,865	100%
Percentage of total revenue	—%	—%			—%	2%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three and nine months ended September 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Amortization of intangible assets	$260	$547	$287	110%	$780	$1,545	$765	98%
Percentage of total revenue	1%	1%			1%	1%

Amortization expense was driven by intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense for the three and nine months ended September 30, 2018 increased year over year due to the amortization of intangible assets from the GoMedigap acquisition, which was completed on January 22, 2018.

Other Income, Net

The following table presents our other income, net for the three and nine months ended September 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Other income, net	$300	$296	$(4)	(1)%	$875	$776	$(99)	(11)%
Percentage of total revenue	1%	1%			1%	1%

Other income, net, for the three months ended September 30, 2017 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations.

Other income, net remained relatively unchanged in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Other income, net decreased $0.1 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a decline in the margin earned on commissions received from Medicare plan members transferred to us by the broker partner due to member attrition.

Benefit from Income Taxes

The following table presents our benefit for income taxes for the three and nine months ended September 30, 2017 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Benefit from income taxes	$(13,197)	$(6,186)	$7,011	(53)%	$(26,777)	$(12,487)	$14,290	(53)%
Percentage of total revenue	(42)%	(15)%			(25)%	(11)%

For the three months ended September 30, 2018, we recognized a benefit from income taxes of $6.2 million, representing an effective tax rate of 41%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the three months ended September 30, 2017, we recognized a benefit from income taxes of $13.2 million, representing an effective tax rate of 86%, which was higher than the statutory federal rate due primarily to research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

For the nine months ended September 30, 2018, we recognized a benefit from income taxes of $12.5 million, representing an effective tax rate of 33%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits. For the nine months ended September 30, 2017, we recognized a benefit from income taxes of $26.8 million, representing an effective tax rate of 91%, which was higher than the statutory federal tax rate due primarily to the release of a liability for unrecognized tax benefits, research and development credits and stock-based compensation adjustments, partially offset by non-deductible lobbying expenses.

As a result of our adoption of Topic 606 using the full retrospective method, we recognized a significant deferred tax liability in our recasted opening balance sheet due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect cash. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significantly increased deferred tax liability, we reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective adoption of Topic 606 was applied. We continue to recognize all our deferred tax assets as of September 30, 2018 as we believe it is more likely than not that the net deferred tax assets will be fully realized.

The Tax Cuts and Jobs Act ("Jobs Act") legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the Jobs Act on our provision (benefit) for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitations on deductions and taxes on Global Intangible Low-Taxed Income ("GILTI") earned by our China subsidiary and changes to the Section 162(m) limitation rules for executive compensation. Given the complexity of the GILTI provisions, we are still evaluating their effects and as of September 30, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The Job's Act changed the rules under Section 162(m), which has the effect of increasing our annual effective rate as some compensation which was deductible before is now limited. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

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

The following table presents summary results of our operating segments for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	Amount	Percent	2017	2018	Amount	Percent
Revenue
Medicare	$22,999	$32,733	$9,734	42%	$72,571	$88,964	$16,393	23%
Individual, Family and Small Business	8,467	8,018	(449)	(5)%	35,017	27,514	(7,503)	(21)%
Total revenue	$31,466	$40,751	$9,285	30%	$107,588	$116,478	$8,890	8%

Segment profit (loss)
Medicare segment profit (loss)	$(5,796)	$467	$6,263	(108)%	$(8,738)	$2,174	$10,912	(125)%
Individual, Family and Small Business segment profit (loss)	(404)	(579)	(175)	43%	8,431	2,292	(6,139)	(73)%
Total segment profit (loss)	(6,200)	(112)	6,088	(98)%	(307)	4,466	4,773	(1,555)%
Corporate	(6,268)	(6,832)	(564)	9%	(20,007)	(22,680)	(2,673)	13%
Stock-based compensation expense	(2,246)	(3,543)	(1,297)	58%	(6,948)	(9,224)	(2,276)	33%
Depreciation and amortization	(699)	(620)	79	(11)%	(2,212)	(1,870)	342	(15)%
Change in fair value of earnout liability	—	(3,800)	(3,800)	100%	—	(6,300)	(6,300)	100%
Restructuring charges	—	—	—	100%	—	(1,865)	(1,865)	100%
Acquisition costs	—	—	—	100%	—	(76)	(76)	100%
Amortization of intangible assets	(260)	(547)	(287)	110%	(780)	(1,545)	(765)	98%
Other income, net	300	296	(4)	(1)%	875	776	(99)	(11)%
Loss before benefit from income taxes	$(15,373)	$(15,158)	$215	(1)%	$(29,379)	$(38,318)	$(8,939)	30%

Revenue

Three Months Ended September 30, 2018 and 2017 — Revenue from our Medicare segment increased $9.7 million, or 42%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to a $4.8 million increase in commission revenue and a $4.9 million increase in other revenue. The increase in commission revenue from the Medicare segment was primarily attributable to a 97% increase in Medicare Supplement approved members in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement approved member. The growth in Medicare Supplement approved members and the favorable lifetime value of commissions per Medicare Supplement approved members was driven by our acquisition of GoMedigap in January 2018.

Revenue from our Individual, Family and Small Business segment decreased $0.4 million, or 5%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily attributable to a $0.7 million decrease in commission revenue offset by a $0.3 million increase in other revenue. The decrease in commission revenue was primarily due to a 65% decrease in individual and family health insurance approved members in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, partially offset by a 14% increase in small business health insurance approved members. The decrease in other revenue resulted from decreases in both licensing revenue and online sponsorship and advertising revenue.

Nine Months Ended September 30, 2018 and 2017 — Revenue from our Medicare segment increased $16.4 million, or 23%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to a $10.4 million increase in commission revenue and a $5.8 million increase in other revenue. The increase in commission revenue was primarily attributable to a 62% increase in Medicare Supplement plan approved members in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as well as an increase in the constrained lifetime value of commissions per Medicare Supplement plan approved member. Growth in Medicare Supplement plan approved members and favorable lifetime value of commissions per Medicare Supplement plan approved members was driven by our acquisition of GoMedigap in January 2018, partially offset by an 11% decline in Medicare Part D approved members during the period.

Revenue from our Individual, Family and Small Business segment decreased $7.5 million, or 21%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily attributable to a $6.2 million decrease in commission revenue and a $1.1 million decrease in other revenue. The decrease in commission revenue was primarily due to a 48% decrease in individual and family health insurance approved members in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, partially offset by a 37% increase in small business health insurance approved members. The decrease in other revenue resulted from decreases in both licensing revenue and online sponsorship and advertising revenue.

Segment Profit (Loss)

Three Months Ended September 30, 2018 and 2017 — Profit from our Medicare segment was $0.5 million in the three months ended September 30, 2018, a $6.3 million, or 108%, improvement compared to a loss of $5.8 million in the three months ended September 30, 2017. The improvement in the Medicare segment in the three months ended September 30, 2018 was primarily due to a $9.7 million increase in revenue, partially offset by a $3.5 million increase in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was attributable to an increase in personnel costs associated with higher headcount.

Loss from our Individual, Family and Small Business segment was $0.6 million in the three months ended September 30, 2018, a $0.2 million, or 43%, decrease compared to a loss of $0.4 million from the Individual, Family and Small Business segment in the three months ended September 30, 2017. The decrease in profit from the Individual, Family and Small Business segment in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $0.4 million decrease in revenue, partially offset by a $0.2 million decrease in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets.

Nine Months Ended September 30, 2018 and 2017 — Profit from our Medicare segment was $2.2 million in the nine months ended September 30, 2018, a $10.9 million, or 125%, improvement compared to a loss of $8.7 million in the nine months ended September 30, 2017. The improvement in the Medicare segment in the nine months ended September 30, 2018 was primarily due to a $16.4 million increase in revenue, partially offset by a $5.5 million increase in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was attributable to an increase in personnel costs associated with higher headcount, primarily as a result of the GoMedigap acquisition completed on January 22, 2018.

Profit from our Individual, Family and Small Business segment was $2.3 million in the nine months ended September 30, 2018, a $6.1 million, or 73%, decrease compared to profit of $8.4 million from the Individual, Family and Small Business segment in the nine months ended September 30, 2017. The decrease in profit from the Individual, Family and Small Business segment in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $7.5 million decrease in revenue, partially offset by a $1.4 million decrease in operating expenses, excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets.

Liquidity and Capital Resources

At September 30, 2018, our cash and cash equivalents totaled $20.3 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2017, our cash and cash equivalents totaled $40.3 million. The decrease in cash and cash equivalents reflects $5.5 million provided by operating activities, offset by $22.7 million used to acquire GoMedigap and to purchase property and equipment and other assets, including capitalized internal-use software and website development costs, and $2.6 million used in the net-share settlement of equity awards, net of proceeds from the exercise of common stock options.

As of September 30, 2018, we had in treasury 725,804 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2017 and September 30, 2018, we had a total of 11,237,995 shares and 11,389,692 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2017 and 2018 (in thousands):

	Nine Months Ended September 30,
	2017	2018
Net cash (used in) provided by operating activities	(5,413)	5,488
Net cash used in investing activities	(3,988)	(22,744)
Net cash used in financing activities	(1,002)	(2,618)

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

Nine Months Ended September 30, 2018 — Cash provided by operating activities was $5.5 million in the nine months ended September 30, 2018, primarily consisting of cash provided by changes in net operating assets and liabilities of $22.8 million and adjustments for non-cash items of $8.5 million, partially offset by a net loss of $25.8 million. Adjustments for non-cash items primarily consisted of $9.5 million of stock-based compensation expense, $6.3 million relating to the change in fair value of earnout liability, $3.1 million of amortization of intangible assets and internally-developed software, $1.9 million of depreciation and amortization and $0.4 million of other non-cash items, partially offset by a $12.7 million decrease in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2018 primarily consisted of decreases of $29.2 million in commissions receivable and increases of $5.4 million in deferred revenue and $1.5 million in accounts payable, partially offset by decreases of $2.1 million in accrued compensation and benefits, $1.6 million in accrued marketing expenses and $0.6 million accrued expenses, and increases of $8.2 million in prepaid expenses and other assets and $0.7 million in accounts receivable.

Nine Months Ended September 30, 2017 — Cash used in operating activities was $5.4 million in the nine months ended September 30, 2017, primarily consisting of cash provided by operating assets and liabilities of $11.6 million offset by net loss of $2.6 million and adjustments for non-cash items of $14.4 million. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2017 primarily consisted of a $22.6 million decrease in commissions receivable and $2.2 million increase of deferred revenue, partially offset by decreases of $5.3 million in accrued marketing expenses, $1.6 million in accounts payable and $1.8 million in accrued expenses and other liabilities, and an increase of $1.5 million in accounts receivable. Adjustments for non-cash items primarily consisted of $6.9 million of stock-based compensation expense, $1.8 million of amortization of internally-developed software and intangible assets, and $2.2 million of depreciation and amortization, partially offset by a $25.3 million decrease in deferred income taxes.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and cash used to acquire a business.

Nine Months Ended September 30, 2018 — Net cash used in investing activities of $22.7 million in the nine months ended September 30, 2018 was due to $14.9 million of net cash used to acquire GoMedigap, $4.3 million in capitalized internal-use software and website development costs and $3.5 million used to purchase property and equipment and other assets.

Nine Months Ended September 30, 2017 — Net cash used in investing activities of $4.0 million during the nine months ended September 30, 2017 was due to $2.5 million in capitalized internal-use software and website development costs and $1.5 million used to purchase property and equipment and other assets.

Financing Activities

Nine Months Ended September 30, 2018 — Net cash used in financing activities of $2.6 million for the nine months ended September 30, 2018 was primarily due to $3.4 million used to net-share settle equity awards, $1.2 million relating to debt issuance costs, partially offset by $2.0 million of proceeds from the exercise of common stock options.

Nine Months Ended September 30, 2017 — Net cash used in financing activities of $1.0 million for the nine months ended September 30, 2017 was primarily due to $1.1 million used to net-share settle equity awards.

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

On September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit subfacility. The commitments under the Credit Agreement expire on September 17, 2021.

The borrowing base under the Credit Agreement is comprised of an amount equal to (a) the lesser of (i) eighty percent (80%) of Eligible Commissions Receivables (as defined in the Credit Agreement) we actually collected by during the immediately preceding period of three months or (ii) eighty percent (80%) of our Eligible Commission Receivables for the immediately succeeding period of three months, plus (b) fifty percent (50%) of our Eligible Commission Receivables for the immediately succeeding period of six months (excluding the immediately succeeding period of three months), in each case subject to reserves established by RBC (the “Borrowing Base”). The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.

Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time.
As of September 30, 2018, no loans were outstanding under the Credit Agreement.

We believe that our current cash and cash equivalents, cash generated from operations, and amounts available to us through our credit facility will be sufficient to fund our operations, including the additional amounts we are obligated to pay subject to the terms of the acquisition agreement with GoMedigap, for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. To the extent that available funds are insufficient to fund our future activities or we otherwise desire to raise additional funds, we may borrow under our revolving credit facility or raise additional capital through bank debt, line of credit facilities or public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of September 30, 2018 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2018	$958	$467	$1,425
2019	4,820	2,900	7,720
2020	5,209	1,531	6,740
2021	3,766	—	3,766
2022	3,878	—	3,878
Thereafter	13,963	—	13,963
Total	$32,594	$4,898	$37,492

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

On April 25, 2018, we entered into a lease agreement to lease 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the upcoming expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately 123 months, commencing on October 1, 2018 and ending on an estimated date of December 31, 2028. Future minimum lease payments under this lease are expected to be $17.4 million.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is ninety months, commencing in September 2018 and ending in May 2026. Future minimum lease payments under this lease will be approximately $4.5 million.

In connection with our Austin, Texas office lease agreement, effective March 30, 2018 we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of September 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2017 and September 30, 2018, our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2017	September 30, 2018
Cash (1)	$5,098	$2,881
Money market funds (2)	35,195	17,467
Total cash and cash equivalents	$40,293	$20,348

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2017 and September 30, 2018 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

 Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2017 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and nine months ended September 30, 2017 and 2018 are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
UnitedHealthcare [1]	24%	21%	22%	22%
Humana	18%	17%	17%	15%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

As of September 30, 2018, our total outstanding commissions receivable balance was $265.7 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

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

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective January 1, 2018. In addition, we have made some changes to certain controls to reflect new processes that were implemented as a result of the adoption of ASU 2014-09.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

On January 26, 2017, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Santa Clara.  The complaint alleged that we negligently failed to take necessary precautions required to protect from unauthorized disclosure of personally identifiable information contained on 2016 Form W-2s for current and former employees.  The complaint purported to allege causes of action against us for negligence, violation of Section 17200 et seq. of the California Business & Professions Code, declaratory relief and breach of implied contract.  The complaint sought actual damages, punitive damages, statutory damages, costs, including experts’ fees and attorneys’ fees, pre-judgment and post-judgment interest as prescribed by law and equitable, injunctive and declaratory relief as appropriate.  In April 2017, an additional purported class action lawsuit was filed against us in the Superior Court of State of California, County of Santa Clara, relating to the same circumstances.   The second complaint purported to allege causes of action against us for negligence, violation of California Customer Records Act (California Civil Code Section 1798.80 et seq.), violation of the California Confidentiality of Medical Information Act (California Civil Code Section 56 et seq.), invasion of privacy by public disclosure of private facts, breach of confidentiality and violation of the California Unfair Competition Law (California Business & Professions Code Section 17200 et seq.).  The causes of action for violations of the California Customer Records Act and the California Confidentiality of Medical Information Act were dismissed without prejudice.  The second complaint sought actual damages, statutory damages, restitution, disgorgement, equitable, injunctive and declaratory relief, costs, including experts’ fees and attorneys’ fees and costs of prosecuting the action, and pre-judgment and post-judgment interest as prescribed by law.  In July 2017, we entered into a binding settlement term sheet where we and the plaintiffs in each of the above-described cases agreed to enter into a settlement, pursuant to which we would receive a release of all claims that were or could have been alleged related to the unauthorized disclosure at issue in each of the cases.  In exchange for the release, we agreed to (i) pay, subject to an aggregate cap of $250,000, up to $2,500 to each impacted individual for reasonable, documented out-of-pocket losses or expenses related to the data security incident; (ii) offer to individuals who signed up for identity theft protection that we offered at the time of the incident a one-year extension of the identity theft protection; (iii) offer to individuals who did not sign up for identity theft protection that we offered at the time of the incident three-years of identity theft protection; and (iv) not oppose a request by class counsel for attorneys’ fees, costs and class representative enhancements of up to $245,000 in the aggregate.  In December 2017, we entered into a joint stipulation for settlement of class action consistent with the settlement term sheet.   The court entered an order preliminarily approving the settlement on April 23, 2018 and finally approved the settlement on September 7, 2018. We settled this matter during the third quarter of 2018 and therefore no remaining accrual was outstanding as of September 30, 2018.

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

On May 8, 2018, an individual filed a putative class action complaint against us.  The complaint alleges that we violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(c) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder by initiating or causing to be initiated telephone solicitations to telephone subscribers who registered their respective telephone numbers on the National Do Not Call Registry.  The complaint alleged, among other things, that we (i) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent to place such calls in violation of 47 U.S.C. § 227(c)(5); and (ii) initiated calls for telemarketing purposes without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200(d).  The complaint sought (i) an order certifying a class of individuals in the United States who (A) received more than one telephone call made by or on behalf of eHealth within a 12-month period; and (B) to a telephone number that had been registered with the National Do Not Call Registry for at least 30 days; (ii) an award of actual and statutory damages for each negligent violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(B); (iii) an award of actual and statutory damages for each knowing and/or willful violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(A); (iv) an injunction requiring us and our agents to cease all unsolicited telephone activities and otherwise protecting the interest of the class pursuant to 47 U.S.C. § 227(b)(3)(A); and (v) pre-judgment and post-judgment interest on monetary relief. A first amended complaint was filed in the action in September 2018 to add an additional plaintiff, and we answered the first amended complaint in October 2018. In October 2018, we also entered into a settlement agreement with the original plaintiff that included a release of the original plaintiff’s individual claims. Due to the preliminary nature of this matter and uncertainty of litigation, we are unable at this time to estimate the likelihood of liability or the amount of potential damages.

In the ordinary course of our business, we have received and may continue to receive inquiries from state and federal regulators relating to various matters. We have become, and may in the future become, involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations in any jurisdiction, we could be subject to various fines and penalties, including revocation of our license to sell insurance in those states, and our business, operating results and financial condition would be harmed. Revocation of any of our licenses or penalties in one jurisdiction could cause our license to be revoked or for us to face penalties in other jurisdictions. In addition, without a health insurance license in a jurisdiction, carriers would not pay us commissions for the products we sold in that jurisdiction, and we would not be able to sell new health insurance products in that jurisdiction. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of objective information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome.

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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate that individuals have qualifying health insurance or face a tax penalty, although the tax penalty is set at zero beginning in 2019; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. The implementation of health care reform could further increase our competition and reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals and families that we sell; further decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a further reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to further reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to determine to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them as a result of our sale of health insurance plans, to exit the business of selling individual and family and small business health insurance plans in particular jurisdictions or altogether, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. For these and other reasons, the cost of individual and family health insurance has generally increased and many health insurance carriers have suffered financial losses in their individual and family health insurance businesses. As a result, many health insurance carriers have exited the individual and family health insurance business in part or altogether.  The number of individual and family health insurance plans offered on our website has been reduced, including states and many zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, if carriers determine to exit the individual and family health insurance market in a jurisdiction, our members on the plans offered by that carrier will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances have resulted and could in the future result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. Many health insurance carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. As a result of premium inflation, we have experienced and could in the future experience decreased retention of our members and a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance may not be sufficient enough to encourage individuals and families to purchase individual and family health insurance or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.

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

In addition to eliminating the penalty for violating the individual mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short-term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations were adopted in July and August 2018, respectively, that would facilitate association-based health insurance plans and promote the sale of more short-term health insurance. The regulations relating to short-term health insurance plans extend the initial duration of short-term health insurance from three months to less than one year and allow for short-term health insurance plans to be renewed as long as the total duration of the plan does not exceed thirty-six months. However, states have authority to impose their own regulations over short-term health insurance plans sold in their markets and certain states have adopted or are contemplating regulations that would ban the sale of short-term health insurance, limit their duration and renewability, apply certain aspects of the Affordable Care Act to short-term health insurance or impose stronger disclosure requirements than the federal regulation. The expansion of the availability of short-term health insurance in many states may cause individuals and families to purchase short-term health insurance instead of individual and family health insurance, which could adversely impact our business, operating results and financial condition if any reduction in our sales of individual and family health insurance is not offset by increased revenue from sales of short-term health insurance. The regulations relating to association health plans allow small businesses, including sole proprietors and other self-employed individuals, to join industry or geographically-based associations and collectively purchase large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the new regulation is to create a new health insurance option for small businesses, sole proprietors and other self-employed individuals and to reduce the cost of insurance for association members. While the regulation could present new business opportunities for us, it also may reduce the size of the individual, family and small business health insurance markets that we are able to address, which would harm our business, operating results and financial condition. In light of the current state of the individual and family health insurance market, it appears likely that the Trump administration will continue to attempt to make changes to the Affordable Care Act and its implementing regulations. If the changes do not stabilize the individual and family health insurance market and encourage health insurance carriers to sell affordable individual and family health insurance, our individual and family health insurance business will continue to be adversely impacted.

If we do not retain our existing members and enroll a large number of individuals and families into health insurance plans during enrollment periods, our business will be harmed.

Medicare Advantage and Medicare Part D prescription drug plans are required to be purchased during an annual enrollment period, subject to certain exceptions. As a result of health care reform, individual and family health insurance is required to be purchased during an open enrollment period. Our cash flows from operations depend in large part on the number of paying individual and family and Medicare-related health insurance members we are successful in retaining, including during the enrollment periods. Our revenue depends upon the number individual and family and Medicare-related health insurance members we acquire during the enrollment periods and the constrained lifetime value of commissions we expect to receive for selling the plans to the members we acquire, which is impacted by our member retention rates. We may not be successful in retaining or acquiring members for a number of reasons. If we are unsuccessful, our business, operating results and financial condition would be harmed. For example, we have experienced a decrease in our individual and family membership retention rates since the implementation of health care reform. We also experienced significantly lower individual and family health insurance application volumes during the last several open enrollment periods. These circumstances have significantly reduced our individual and family health insurance plan membership. An open enrollment period of limited duration in the individual and family health insurance market has contributed to, and may in the future contribute to, a reduction in our membership and revenue; an increase in our expenses, particularly during the open enrollment period; and otherwise may harm our business, operating results and financial condition.

It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the health care reform annual open enrollment period and the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our employee health insurance agents and the health insurance agent employees of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers. We depend upon state departments of insurance, government exchanges and health insurance carriers for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their health insurance agents to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed. The Centers for Medicare and Medicaid Services, or CMS, reduced the length of the open enrollment period for individual and family health insurance so that it runs from November 1 to December 15, which could continue to amplify the risks we face as a result of open enrollment periods. Reduction in the amount of time we have to enroll individuals and families during the open enrollment period could result in a reduction in our membership and harm our business, operating results and financial condition.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 36 states. We have not focused on enrolling individuals into qualified health plans through exchanges in states operating their own health insurance exchanges. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. If it does so or if the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

CMS has broad authority over the requirements that must be met in order to enroll individuals into qualified health plans through the FFM. CMS directed us to alter our method of enrolling subsidy eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM “double redirect” process that required that our customers visit the FFM website in the middle of purchasing health insurance to receive a subsidy eligibility determination. The FFM process resulted in a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our membership. If we are forced to use this process, we could continue to experience loss of existing members and new potential members and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition.

We have entered into agreements with CMS relating to our ability to enroll individuals in qualified health plans through the FFM. The agreements contain comprehensive privacy and security and other requirements. In order to be able to enroll individuals into qualified health plans, we also must satisfy several other regulatory requirements and comply with additional laws and regulations. In order to enroll individuals into qualified health plans online through the FFM, we must among other things, maintain our agreements with the FFM which need to be renewed every year; satisfy the requirements contained in the relevant agreements as well as applicable laws and regulations; maintain a compliant Internet platform incorporating those requirements; maintain qualified health plan information from health insurance carriers and CMS and incorporate it into our web platform; maintain a privacy and security program to conform to the privacy and security requirements of our agreement with CMS as well as applicable laws and regulations; and adopt and maintain solutions that integrate with the FFM (or contract with others that do so) so that information may be passed to and from us relating to enrollment in qualified health plans and subsidy eligibility.  If we do not comply with applicable laws, regulations and requirements, our ability to enroll individuals into qualified health plans through the FFM could be terminated, and we may be required to pay significant monetary penalties, either of which would harm our business operating results and financial condition.

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

The laws, regulations and requirements applicable to enrolling individuals in qualified health plans through government-run health insurance exchanges are evolving. For example, CMS has indicated that it intends to abandon support of the improved qualified health plan enrollment process in favor of another new process that allows qualified entities to access the database of information relating to health plans and subsidy eligibility through an application programming interface. While we believe this process is better than the existing and improved process, CMS has indicated that entities must satisfy numerous additional privacy and security requirements to be able to use it. We intend to outsource certain aspects of the qualified health plan online enrollment process to a third party in light of the expense and burden associated with the additional requirements. If the entity we use to perform these functions does not meet these requirements and pass an audit in time for the upcoming open enrollment period, and if CMS abandons the existing improved process, we could be required to use the "double redirect" process for qualified health plan enrollment, which would result in our experiencing a reduction in our individual and family health insurance plan membership and revenue and harm our business, operating results and financial condition. In addition, if the third party we contract with to perform certain aspects of the qualified health plan selection and enrollment process has a poor consumer experience or otherwise experiences technical or other difficulties, we could experience a reduction in our individual and family health insurance plan membership and revenue and our business, operating results and financial condition could be harmed.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can shop for and purchase Medicare Advantage and Medicare Part D Prescription Drug plans. CMS has begun making improvements to the consumer experience on this website. Medicare beneficiaries can also obtain assistance from the federal government in connection with their purchase of a Medicare Advantage and Medicare Part D Prescription Drug plan. The exchanges in the individual and family health insurance market created by the Affordable Care Act may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them and determine the manner in which we may do so. The Affordable Care Act exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do and they or the government agencies that run them may in the future impact the process we use to enroll individuals and families in a manner that results in a reduction in our membership. In addition, individuals who utilize our platform and services to apply for subsidies and health insurance through Affordable Care Act exchanges receive marketing and communications from the exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission payments as a result of our sale of health insurance to them. Under regulations adopted as a part of health care reform under the Affordable Care Act, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may contribute to a reduction in our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our membership and revenue and may otherwise harm our business, operating results and financial condition.

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

In 2016 we conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group business. Further, we have introduced insurance benefit packages that may include a short-term health insurance product and/or other ancillary health insurance products, and we otherwise intend to invest in the sale of short-term health insurance. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others. Our pursuit of and investment in these initiatives involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing on our business strategy, our future profitability would be negatively impacted and our business, operating results and financial condition would be harmed.

Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from carriers owned by UnitedHealthcare represented approximately 22% and 22% of our total revenue for the nine months ended September 30, 2017 and 2018, respectively. Revenue derived from Humana represented approximately 17% and 15% of our total revenue for the nine months ended September 30, 2017 and 2018, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.

Seasonality may cause fluctuations in our financial results.

The seasonality of our business is outside of our control. For example, prior to the last open enrollment period for individual and family health insurance coverage, the open enrollment period spanned portions of the fourth calendar quarter of the year and the first calendar quarter of the following year.  In the fourth quarter of 2017, the individual and family health insurance open enrollment period for coverage effective in 2018 began on November 1, 2017 and ended on December 15, 2017, which again changed the seasonality of our individual and family business. We expect the individual and family open enrollment period to continue to occur during this time frame and expect the number of approved members for individual and family health insurance to be higher in the fourth quarter as a result. The Medicare annual enrollment period occurs during the fourth quarter of each year, and we experience an increase in the number of submitted Medicare-related applications and Medicare plan related expense during the fourth quarter. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense as a result of a higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter.

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

We receive commissions from health insurance carriers who pay to us for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Beginning January 1, 2019, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the new Medicare Advantage open enrollment period that is scheduled to occur between January 1st and March 31st of each year. If the new members that we enroll during this Medicare Advantage open enrollment period do not offset any loss of existing Medicare Advantage members or if investments we make during this new Medicare Advantage open enrollment period do not result in a significant number of approved and paying Medicare Advantage members, our business, operating results and financial condition would be harmed. Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members could adversely impact the lifetime value we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. Moreover, if we are not able to successfully retain existing members and limit member turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our cash flows will also be negatively impacted. If we experience higher member turnover than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, resulting in a write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

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

In addition, we may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers. A carrier may terminate our relationship, or CMS may penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.

Our business may be harmed if we do not market Medicare plans effectively or if our websites and marketing materials are not timely approved or do not comply with legal requirements.

Health insurance carriers whose Medicare plans we sell approve our websites, much of our marketing material and our call center scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. Many of these materials also must be filed with CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our websites, our marketing material or call center scripts, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, which would harm our business, operating results and financial condition. The rules and regulations relating to the approval and submission of marketing material are ambiguous and complex and state department of insurance or CMS may determine that certain aspects of our marketing material and processes are not in compliance with legal requirements. The CMS rules and regulations also apply to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing all required marketing material with CMS, we could be prevented from implementing our Medicare marketing initiatives and our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition, particularly if the delay or non-compliance occurred during the Medicare annual enrollment period. If a marketing partner of ours does not consent to having its website or other marketing material filed with CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referrals could be delayed and our business, operating results and financial condition would be harmed.

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

In addition to our websites, we rely upon our customer care centers and, during the Medicare annual enrollment period, outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and employees of third-party call centers must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees and employees of third-party call centers on a temporary or seasonal basis in a limited period of time.  We must also ensure that our health insurance agents are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period. We also may not be successful in engaging outsourced call centers, and the outsourced call centers may not be successful in engaging a sufficient number of licensed health insurance agents. Even if we and our outsourced call centers are successful, these health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments with our health insurance carrier partners. These temporary or seasonal health insurance agents may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue and higher costs of acquisition per member. If we and our outsourced call centers are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our sale of Medicare plans, which could harm our business, operating results and financial condition.

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

Our growth depends in large part upon growth in approved members in a given period. The rate at which consumers visiting our ecommerce platform and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the lifetime value of our approved members, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:

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

A small number of stockholders and their affiliated entities beneficially owned more than 50% percent of our outstanding common stock as of September 30, 2018. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Fourth Amendment to Lease Agreement, effective as of July 13, 2018, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust.
10.2	†
Credit Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein.

			Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.3	†	Security Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., PlanPrescriber, Inc., Wealth, Health and Life Advisors, LLC, and Royal Bank of Canada.	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.4	†	Guaranty, dated September 17, 2018, by and between PlanPrescriber, Inc. and Royal Bank of Canada.	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 6, 2018

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DEREK N. YUNG
Scott N. Flanders Chief Executive Officer	Derek N. Yung Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Fourth Amendment to Lease Agreement, effective as of July 13, 2018, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust.
10.2	†
Credit Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein.
			Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.3	†	Security Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., PlanPrescriber, Inc., Wealth, Health and Life Advisors, LLC, and Royal Bank of Canada.	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.4	†	Guaranty, dated September 17, 2018, by and between PlanPrescriber, Inc. and Royal Bank of Canada.	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.