Form 10-K
period 2018-12-31
eHealth, Inc.
filed 2019-03-14
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

2625 AUGUSTINE DRIVE, SECOND FLOOR
SANTA CLARA, CALIFORNIA, 95054
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒ NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2018, the aggregate market value of its shares (based on a closing price of $22.10 per share) held by non-affiliates was $185,966,815. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 28, 2019 was 22,545,779 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC. FORM 10-K

ITEM 1.    BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted and approved health insurance applications, membership and lifetime value of commissions; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable and commissions receivable, operating expenses and profitability; our expectations regarding our strategy and investments, including our acquisition of GoMedigap, and impact to our operating results; growth opportunities in our business; our expectations regarding the impact of future and existing healthcare laws and regulations on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our belief that the Internet will be a frequently utilized channel for researching and enrolling in health insurance plans; the anticipated trends and market opportunity for Medicare and health insurance plans; our execution during the Medicare annual enrollment period; the scalability of our Medicare business; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our estimates regarding the constrained lifetime value of commissions per approved member; our expectations regarding the supply and demand of individual and family health insurance, including short-term health insurance; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and expected contributions from our marketing partner channel; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; our estimates relating to fair value of earnout liability; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our use of proceeds from our equity offering; future capital requirements; expected competition from government-run health insurance exchanges and other sources; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; changes in laws and regulations, including in connection with healthcare reform and/or with respect to the marketing and sale of Medicare plans; the success of our sale of short-term health insurance; our ability to comply with CMS guidance and impact on conversion rates as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; exposure to security risks and our ability to safeguard the security and privacy of confidential data; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; changes in member conversion rates; our ability to accurately estimate membership and lifetime value of commissions; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumer satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; the restrictions in our debt obligations; compliance with insurance and other laws and regulations; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part I, Item A of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes contained therein that appear elsewhere in this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

General

We are a leading health insurance marketplace with a technology and service platform that provides consumer engagement, education and enrollment solutions. Our platform integrates proprietary and third-party developed educational content regarding health insurance plans with decision support tools to aid consumers in what has traditionally been a confusing and opaque purchasing process and to help them obtain the health insurance product that meets their individual health and economic needs. Our omni-channel consumer engagement platform enables consumers to use our services online, through interactive chat, or by telephone with a licensed insurance agent. We have created a marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug plans, individual and family health insurance, small business insurance and other ancillary health insurance products from over 170 health insurance carriers. We strive to be a trusted partner to the consumer and are licensed to sell health insurance products in all fifty states and the District of Columbia.

Over the last three years, we have increasingly shifted our focus towards Medicare products and deemphasized individual and family health insurance products. This shift has enabled us to capitalize on (1) the strong demographic trends, with 10,000 people on average turning 65 every day over the next 11 years, driving a large and growing segment of the population eligible for Medicare across the United States, (2) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions, and (3) the growing consumer demand for online tools to compare and enroll in Medicare insurance plans. Our shift towards Medicare has enabled us to mitigate the impact of the Affordable Care Act on our business, which established competing government exchanges that offer certain non-Medicare, Affordable Care Act-compliant individual and family health insurance plans.

We operate our business in two segments: (1) Medicare, and (2) Individual, Family and Small Business. Our Medicare segment represents the majority of our business and constituted approximately 84% of our revenue in 2018. We derive the majority of our revenues from commission payments paid to us by health insurance carriers related to insurance plans that have been purchased by members who used our services. Our platform and services are free to the consumer, and we are not responsible for the payment of consumer health insurance claims.

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. This strategic acquisition significantly enhanced our growing presence in the Medicare Supplement market, put us in a stronger position with carriers and strategic partners and has helped us to us to accelerate our projected Medicare plan enrollment growth.

On January 23, 2019, we entered into an underwriting agreement with RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC as representatives of the several underwriters to issue and sell 2,400,000 shares of the our common stock par value $0.001 per share in a public offering, and also granted the underwriters a 30-day option to purchase up to an additional 360,000 shares of common stock, which they exercised, for a total of 2,760,000 shares of common stock. The offering closed on January 28, 2019, at a price of $48.50 per share, for total net proceeds of $126.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

We were incorporated in Delaware in November 1997. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on the Investor Relations page of our web site (www.ehealth.com) as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. The information that can be accessed on or through our websites is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Our Business Model

Our business is comprised of two operating segments:

•Medicare and
•Individual, Family and Small Business

These segments reflect the way our management evaluates our business performance and manages our operations.

Medicare

Through a combination of demand generation strategies, we actively market, a large selection of Medicare-related health insurance plans, and to a lesser extent, ancillary products such as dental and vision insurance, to our Medicare-eligible customers. Our Medicare ecommerce platforms (www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com) and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue as a result of commissions we receive from health insurance carriers. In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We are paid commissions for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the plan is cancelled or we otherwise do not remain the agent on the plan. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the plan and are paid to us until either the plan is cancelled or we otherwise do not remain the agent on the plan. Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Individual, Family and Small Business

We actively market individual and family health insurance and small business health insurance plans through our ecommerce platforms (www.eHealth.com and www.eHealthInsurance.com), and generate revenue as a result of commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. In addition, we market a variety of ancillary products, including but not limited to, short-term limited duration, dental, vision, and life insurance plans. These ancillary products are offered to our individual and family and small business customers and are also sold on a standalone basis. The commission payments we receive for individual and family, small business and ancillary health insurance plans are either a percentage of the premium our customers pay for those plans or a flat amount per member per month, and vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the small business. Commission payments are typically made to us on a monthly basis until either the policy is cancelled or we otherwise do not remain the agent on the policy. Health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Non-Commission Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes online sponsorship and advertising, technology licensing and lead referral revenues.

Online Sponsorship and Advertising. We generate revenue from our sponsorship and advertising program that allows carriers to purchase advertising space for non-Medicare products on our website and Medicare plan related advertising on a separate website that we develop, host and maintain. In return, we typically are paid either a flat fee, a monthly fee, or a performance-based fee based on metrics such as submitted health insurance applications.

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

Lead Referrals. We generate revenue from the sale of Medicare-related and individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

Additional financial information about our company is included in Part II, Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Industry Background

The purchase and sale of health insurance has historically been a complex, time-consuming and paper-intensive process. This complexity can make it difficult to make informed health insurance decisions. In addition, the human error that arises from traditional paper-intensive distribution has historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. Incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional cost. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized information, a broader choice of plans and a more efficient process than have typically been available from traditional health insurance distribution channels. We believe that over time the Internet will become an increasingly important channel for researching and enrolling into health insurance coverage, similar to other consumer-focused industries such as travel, financial services and shopping.

Medicare is a federal program that provides persons sixty-five years of age and over, and some persons under the age of sixty-five who meet certain conditions, with hospital and medical insurance benefits. Medicare beneficiaries choose between Medicare Fee-For-Service and Medicare Advantage plans. Medicare Fee-For-Service is a government plan where the consumer is responsible for select health care related payments with no limit on out-of-pocket expenses. To increase coverage, Medicare Fee-For-Service beneficiaries can purchase commercially offered Medicare Supplement plans. Medicare Advantage is an alternative to Medicare Fee-For-Service. CMS contracts with private health insurance carriers under Medicare Advantage and Medicare Part D prescription drug plans. Under these programs, the government pays insurers a fixed amount of money each year per enrollee to cover health care expenses rather than making payments directly to providers under Medicare Fee-For-Service. Medicare Advantage plans are required to cover the same services as Medicare Fee-For-Service and usually cover a variety of other health care services and include a cap on out-of-pocket spending for the consumer.

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

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. The Affordable Care Act has primarily impacted our business of selling individual, family, and small business insurance plans. These health care reform laws contain provisions that have changed and will continue to change the health insurance industry in substantial ways. Among several other provisions, these laws and the regulations implementing them include a mandate requiring individuals to maintain health insurance or face tax penalties, which has been repealed effective in 2019; a mandate that certain employers offer and contribute to their employees group health insurance coverage or face tax penalties if they do not do so; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Health care reform established annual open enrollment periods for the purchase of individual and family health insurance. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through them. The Federally Facilitated Marketplace, or FFM, run by CMS operated some part of the health insurance exchange in 36 states during the last health care open enrollment period. Our enrollment of individuals and families into qualified health plans to date has generally occurred through the FFM.

Health care reform has adversely impacted our individual and family health insurance plan business and resulted in our shifting our primary focus to the sale of Medicare related health insurance.

Our Growth Strategy

We believe our consumer engagement platform and approach to bringing value to consumers is unique in the health insurance market and creates significant opportunities for growth in our core Medicare business and in other areas of the health insurance market. We intend to pursue the following strategies to further advance our business.

Increase Medicare Membership and Commissions

We intend to enroll additional Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plan members for our commercial carrier partners. In addition to capitalizing on the existing market opportunity, there is a significant unmet need represented by consumers that have insufficient coverage and a suboptimal plan. We believe that our platform of proprietary content, decision support tools and enrollment solutions and go-to-market strategies in direct-to-consumer and partner channels, can allow us to reach a large proportion of this underserved market and grow our membership and revenues more rapidly than the overall Medicare market.

Expand Consumer Relationship and Increase Member Retention

We continually invest in our consumer engagement platform to add products and services that enhance user experience and build lasting relationships with our members. We believe adding products and services improves consumer engagement and increases our revenue opportunity. We also believe that increased consumer engagement will increase customer retention, our revenue and our cash flow.

Increase Online Enrollment to Improve Margins and Enhance Operating Leverage

We view our consumer engagement platform as unique in the Medicare market and as attractive to the growing number of Medicare beneficiaries who prefer to research, compare and purchase health insurance online. The percentage of members who submit applications for Medicare Advantage and Medicare Supplement products online through our platform has substantially increased from 10% in 2017 to 16% in 2018. Applications submitted online include applications submitted with no assistance or some assistance from call center agents prior to the final application submission. We are able to scale growth more rapidly and at an incrementally lower cost basis though our online platform, which significantly reduces our reliance on and financial and managerial resources associated with our contact center operations. We have successfully reduced our variable marketing cost per approved Medicare member year-over-year by 12% and 9% for the years ended December 31, 2018 and 2017, respectively.

Expand Our Strategic Relationships

The value of our consumer engagement and enrollment solution platform allows us to work closely with strategic partners in the health care market to leverage their relationships with consumers. In 2018, we had strategic relationships with major retail pharmacies in the United States, with leading hospital systems in the United States and with select financial and affinity marketing organizations to expand the availability of our platform to more consumers. Through greater data integration, co-branding and further investments to improve the customer experience with our platform, we believe that we can create significant value for each of our partners and further expand each of our partner relationships.

Selectively Grow our Consumer Engagement Platform Outside of the Medicare Market

Our current focus is to operate our individual and family plan business profitably and grow the small business portion of our business. We believe that our engagement, education and enrollment platform provides high-value solutions for consumers in these markets. To capitalize on our small business opportunity, we established a dedicated small business unit in 2016.

Acquire Capabilities that Leverage our Consumer Engagement Platform

We intend to pursue strategic relationships or acquisitions that expand our platform, provide additional capabilities or enable us to access adjacent markets within the broader health insurance and related customer facing segments of the healthcare industry. We acquired GoMedigap in January 2018 to help us expand our presence and engagement capabilities in the Medicare Supplement market.

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

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous health insurance information according to each customer's specific insurance need. Our ecommerce platform enables consumers to compare and personalize health insurance options based on plan characteristics such as price, plan type, coverage limits, deductible amount, co-payment amount, in-network and out-of-network benefits. After entering relevant information on our website, our platforms allow consumers to instantly receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format.

Online Application and Enrollment Forms. Health insurance applications vary widely by carrier and state.  Our proprietary Application Tool allows us to capture each insurance application’s unique business rules and build a corresponding online application in a XML format.  Our online application process offers our consumers significant improvements over the traditional, paper-intensive application process. It employs dynamic business logic to help individuals and families complete the application and enrollment forms correctly in real-time. This reduces delay resulting from application rework, a significant problem with traditional health insurance distribution, where incomplete applications are mailed back and forth between the consumer, the traditional agent and the carrier. We further simplify the enrollment process by accepting electronic signature and electronic payment from our consumers.

Customer and Carrier Data Interchange. Our digital data interface technology integrates our online application process with health insurance carriers’ technology systems, enabling us to electronically deliver our consumers’ applications to health insurance carriers. This expedites the loading of insurance product inventory in to our various shopping experiences and accelerates the application process by eliminating manual delivery. We also receive alerts and data from carriers, such as notification of approval or a request from a carrier for a consumer’s medical records for underwriting purposes, which we then relay electronically to the consumer. These features of our service help prevent applications from becoming delayed or rejected through inactivity of the consumer or the carrier.

Call Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of customer service tasks in an efficient and personalized manner while complying with Medicare and health insurance regulatory requirements. Call center agents have script-on-screen tools that align to health insurance needs and leverage a common back office platform that powers our direct-to-consumer shopping experience. These systems also have customer relationship management tools that can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

Customer Data Platform. We have developed proprietary recommendation algorithms that are carrier agnostic and are designed based on the several million customer assistance encounters we have facilitated.

Carrier Relationships

We have developed strategic relationships with leading health insurance carriers in the United States, enabling us to offer thousands of health insurance plans online.  We have relationships with a large number of Medicare-related, individual and family, small business and ancillary health insurance plan carriers, including large national carriers and well-established regional carriers. Many of these major carriers have been selling their products through us for over ten years. In many cases, we have back-office integration with major carriers allowing us to submit customer applications efficiently and cost-effectively, which is an area of competitive differentiation for our business. We typically enter into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. Health insurance carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.

Revenue derived from Humana represented approximately 22%, 20% and 22% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 19%, 23% and 19% of our total revenue in 2018, 2017 and 2016, respectively. Revenue derived from carriers owned by Aetna represented approximately 14%, 10% and 11% of our total revenue in each of the years ended December 31, 2018, 2017 and 2016, respectively.

Marketing

We focus on building brand awareness, increasing individual, family and small business customer visits to our websites, increasing Medicare customer visits to our website and telephonic sales centers and converting these visitors into members. Our marketing initiatives are varied and numerous. They include:

Direct Marketing. Our direct member acquisition channel consists of consumers who access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.Medicare.com, www.eHealthMedicare.com, www.PlanPrescriber.com and www.GoMedigap.com) either directly or through algorithmic search listings on Internet search engines and directories. Our direct marketing programs include direct mail, email marketing, search engine optimization, and television, radio and print advertising. We recognize expenses in our direct member acquisition channel in the period in which they are incurred.

Online Advertising. Our online advertising member acquisition channel consists of consumers who access our website or call centers through paid keyword search advertising from search engines such as Google, Bing and Yahoo!, paid social platforms like Facebook, as well as various Internet marketing programs such as display advertising and retargeting campaigns. Our online advertising programs are delivered across all Internet-enabled devices, including desktop computers, tablet computers and smart phones. We recognize expenses associated with search advertising in the period in which the consumer clicks on the advertisement.

Marketing Partners. Our marketing partner member acquisition channel consists of consumers who access our website and call centers through a network comprised of hundreds of partners that drive consumers to our ecommerce platform and call centers. These partners include health care industry participants, such as pharmacies, hospital networks and insurance carriers; financial and online services partners in industries such as banking, insurance and mortgage; affiliate organizations; online advertisers and content providers that are specialists in paid and unpaid (algorithmic) search, as well as specialists in other types of Internet marketing; and off-line lead generators who specialize in traditional direct marketing channels, such as direct mail and television advertising.

We generally compensate our marketing partners for referrals based on the consumer submitting a health insurance application on our platform, regardless of whether the consumer's application is approved by the health insurance carrier, or for the referral of a Medicare-related lead to us by the marketing partner. Some of our partners such as pharmacies and hospital networks are not compensated for referrals to us as a result of legal requirements. These organizations have relationships with us to provide their customers and patients with our consumer experience and to help them find the plan that best meets their needs. Some of our marketing partners have tiered arrangements where the amount we pay the marketing partner per submitted application increases as the volume of submitted applications we receive from the marketing partner increases. We recognize these expenditures in the period when a marketing partner’s referral results in the submission of a health insurance application. Alternatively, if a marketing partner is licensed to sell health insurance, we may share a percentage of the commission revenue we earn from the health insurance carrier for each member referred by that partner. In our Medicare business, our current emphasis is on reducing the contribution from the lead aggregator marketing channel that is characterized by high acquisition costs and emphasizing strategic partnerships including relationships with health care industry participants, such as pharmacies and hospital networks, and with affiliate organizations where our acquisition costs may be significantly lower.

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

We are subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and maintenance of the individually-identifiable information that we collect from consumers.  For example, we are subject to the Health Insurance Portability and Accountability Act, or HIPAA.  HIPAA and regulations adopted pursuant to HIPPA require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. In addition, we have entered into contracts with health insurance carriers and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information. The use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act, or GLBA, and state statutes implementing GLBA, which generally require brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements. These requirements are evolving, and states are beginning to adopt additional requirements. In addition to government action, health insurance carrier expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and carrier expectations and to protect against cybersecurity risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationship with government-run health insurance exchanges and our members, marketing partners and health insurance carriers.

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

Seasonality

The majority of our commissions revenue is recognized in the fourth quarter of each calendar year as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which we adopted using the full retrospective transition method on January 1, 2018 and which is further discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We have historically sold a significant portion of the Medicare plans that we sell during the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2018, 2017 and 2016, 61%, 52% and 49%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter.

The annual open enrollment period for individual and family health insurance also takes place in the fourth quarter of the calendar year, resulting in seasonality of individual and family plan submitted applications volume. During 2018, 2017 and 2016, 64%, 52% and 33%, respectively, of our individual and family plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to individual and family plan-related enrollments in the fourth quarter.

Our marketing and advertising expenses are typically lower in each of our first through third quarters compared to the fourth quarter. We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare annual enrollment period and the open enrollment period under the Affordable Care Act. Our marketing and advertising increases in the fourth quarter as a result of increased amounts owed to our marketing partners in connection with lead referral arrangements as well as an increase in the number of health insurance applications submitted on our ecommerce platforms referred to us by our marketing partners. We also typically incur an increase in other marketing and advertising related expenses in the fourth quarter. We expect this seasonal trend in marketing and advertising expenses to continue in 2019.

In preparation for the Medicare annual enrollment period during 2018, 2017 and 2016, and to a lesser extent the open enrollment period for individual and family health insurance plans during the same periods, we began ramping up our customer care center staff during the third and fourth quarters to handle the anticipated increased volume of health insurance transactions, which resulted in higher customer care and enrollment expenses in the third and fourth quarters. We expect this seasonal trend in customer care and enrollment expenses to continue in 2019.

Employees

As of December 31, 2018, we had 1,079 full-time employees, of which 59 were in marketing and advertising, 569 were in customer care and enrollment, 289 were in technology and content and 162 were in general and administrative.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare and Medicaid Services, or CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with health insurance carriers for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition.

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

If our ability to enroll individuals during enrollment periods is impeded, our business will be harmed.
It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the health care reform annual open enrollment period and the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our employee health insurance agents and the health insurance agent employees of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers. We depend upon our own employees, state departments of insurance, government exchanges and health insurance carriers for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their health insurance agents to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed.
If investments we make in enrollment periods do not result in a significant number of approved and paying members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in either the Medicare annual enrollment period or the health care reform open enrollment period may not result in a significant number of approved and paying members. If it does not, our business, operating results and financial condition would be harmed.
If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can shop for and purchase Medicare Advantage and Medicare Part D Prescription Drug plans. CMS has begun making improvements to the consumer experience on this website and proposals exist for it to continue to do so. Medicare beneficiaries can also obtain plan selection assistance from the federal government in connection with their purchase of a Medicare Advantage and Medicare Part D Prescription Drug plan. The exchanges in the individual and family health insurance market created by the Affordable Care Act may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them, and determine the manner in which we may do so. The Affordable Care Act exchanges have websites where individuals and small businesses can shop for and purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange to receive their subsidy. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do and they or the government agencies that run them may in the future impact the process we use to enroll individuals and families in a manner that results in a reduction in our membership. In addition, individuals who utilize our platform and services to apply for subsidies and health insurance through Affordable Care Act exchanges receive marketing and communications from the exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission payments as a result of our sale of health insurance to them. Under regulations adopted as a part of health care reform under the Affordable Care Act, government-run health insurance exchanges are required to automatically re-enroll individuals and families into a qualified health insurance plan purchased through the exchange if the individuals or families do not take affirmative action, which may contribute to a reduction in our membership. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our membership and revenue and may otherwise harm our business, operating results and financial condition.
Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions per approved member.

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606) using the full retrospective method, which required us to revise our historical financial information to be consistent with the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. We now recognize revenue for Medicare-related, individual and family and ancillary health insurance plan approved members based upon the total expected commissions we expect to receive over the life of the underlying polices, net of a constraint. We now recognize small business health insurance plan commission revenue at the time the application for the plan is approved by the carrier and when it renews each year thereafter, equal to the estimated commissions we expect to collect over the following 12-months. The constrained lifetime value for each product line is an estimate and is based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted member churn and forecasted commission amounts we expect to receive per approved member. These assumptions are based on historical trends and incorporate management’s judgment. Changes in our historical trends will result in changes to our constrained lifetime value estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained lifetime values, such as reduced conversion of approved members to paying members, increased member churn or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes outside our control, would harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

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

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In addition, many aspects of health care reform have caused, and may in the future cause, carriers to modify their relationship with us given the substantial changes in the industry in which we operate. Carriers may choose to exclude us from their most profitable or popular plans or may determine not to distribute health insurance plans in the Medicare, individual and family and small business markets in certain geographies or altogether. They may also determine not to offer their plans on our platform given that we also offer plans of their competitors. In the event we are not successful in gaining or maintaining the ability to sell Medicare, individual and family and qualified health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commissions, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety of health insurance plans we offer, cause a loss of commission payments, cause a reduction in constrained lifetime values and adversely impact our ability to recognize revenue or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

Health insurance carriers can unilaterally amend the commission rates that they pay to us. Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance has reduced the number of plans that we are able to offer on our websites, which has resulted in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership. In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans on our ecommerce platforms. In addition to reducing commission rates, health insurance carriers may determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.
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

The loss of the services of any of our executive officers or key employees could harm our business. For example, we appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. Robert Hurley, our president, carrier and business development, is the writing agent in a large number of our carrier relationships. If we lose the service of our appointed writing agent, the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carrier partners whose policies are purchased by our members, this transition may be difficult and requires a significant period of time to complete, particularly in the case of Mr. Hurley. If the transition is not successful or takes too long to complete, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition would be harmed.
Our business may be harmed if we are not successful in executing on our strategic investments and initiatives.

In 2016 we conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group businesses. Further, we intend to invest in the sale of short-term health insurance. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations was negative in each of the years ended December 31, 2018 and 2017. As a result, our investment in these initiatives could result in our needing to raise addition capital. If we are not successful in executing on our business strategy, our future profitability and cash flow would be negatively impacted and our business, operating results and financial condition would be harmed.
Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 22%, 20% and 22% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 19%, 23% and 19% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue derived from Aetna represented approximately 14%, 10% and 11% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.
Seasonality may cause fluctuations in our financial results.

The Medicare annual enrollment period occurs from October 15 to December 7 each year, and we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in Medicare plan related expense during the third and fourth quarters. Beginning the fourth quarter of 2017, the individual and family health insurance open enrollment period was changed to run from November 1 through December 15 of each year, which changed the seasonality of our individual and family business. We expect the number of approved members for individual and family health insurance to be higher in the fourth quarter compared to other quarters of the year as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense as a result of a higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan annual open enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. If the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance changes, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
Our financial results will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Beginning January 1, 2019, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the new Medicare Advantage open enrollment period that is scheduled to occur between January 1st and March 31st of each year. If the new members that we enroll during this Medicare Advantage open enrollment period do not offset any loss of existing Medicare Advantage members or if investments we make during this new Medicare Advantage open enrollment period do not result in a significant number of approved and paying Medicare Advantage members, our business, operating results and financial condition would be harmed. In addition, health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members could adversely impact the lifetime value we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. Moreover, if we are not able to successfully retain existing members and limit member turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our cash flows will also be negatively impacted. If we experience higher member turnover than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, resulting in a write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.
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

We also may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers. The regulations for selling health insurance is complex and frequently changes. We or the health insurance agents we employ have in the past, and may in the future, violate one or more of the many requirements imposed by CMS or state laws and regulations. A carrier may terminate our relationship for that or other reasons, or CMS may penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.
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

If we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to health insurance carriers and have them re-filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise, could adversely impact our ability to sell Medicare plans, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts or websites is required by CMS or health insurance carriers, we may be prevented from using the marketing material until the change is made and approved, which would harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.
Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon our ability to timely hire, train and retain licensed health insurance agents for our customer care center.

In addition to our websites, we rely upon our customer care centers and, during the Medicare annual enrollment period, outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and employees of third-party call centers must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees and employees of third-party call centers on a temporary or seasonal basis in a limited period of time.  We must also ensure that our health insurance agents are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon our employees, state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period. We also may not be successful in engaging outsourced call centers, and the outsourced call centers may not be successful in engaging a sufficient number of licensed health insurance agents. Even if we and our outsourced call centers are successful, these health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments. Temporary or seasonal health insurance agents also may also not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue and higher costs of acquisition per member. If we and our outsourced call centers are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

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

Our success in selling Medicare-related health insurance will depend upon a number of factors some of which are outside of our control.

Our success in selling Medicare-related health insurance is dependent in part on the actions of federal and state governments. The adoption of laws, regulations or policies by federal and state governments has in the past and could in the future adversely impact our Medicare business. For example, CMS has in the past determined to reduce the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans. Any similar reduction in the future could cause the cost of Medicare Advantage plans to increase or the benefits under Medicare Advantage plans to decrease, either of which would impair our ability to sell Medicare Advantage plans. CMS also has in the past adopted rules relating to the timing and nature of the compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans. The effect of these rules was to reduce our compensation as a health insurance agent in connection with the sale of these plans or had other adverse consequences. In addition, under the Affordable Care Act, health insurance carriers are required to pay a fee or tax on net premium revenue for certain types of health insurance. The health insurance tax applies to Medicare Advantage, Part D prescription drug, individual and family, and small group health insurance plans. This health insurance tax was suspended by the federal government in 2017 and 2019 and is scheduled to go back into effect in 2020. As a result of the health insurance tax, consumers could experience higher premiums, higher out of pocket costs and/or reduced benefits as health insurance carriers may pass the cost of the health insurance tax to the consumers. Further, the Trump administration has proposed regulations that would narrow the type of prescription drug rebates that are allowed to be paid by manufacturers to pharmacy benefit managers and prescription drug plans and instead require rebates to be passed on directly to consumers. If the proposed regulations are adopted, health insurance companies may raise insurance premiums or reduce Part D prescription drug plan benefits. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or have other adverse impacts, our business, operating results and financial condition could be harmed.

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

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of companies that operate websites, provide an online shopping experience for consumers interested in purchasing health insurance and act as a health insurance agent in connection with that purchase. Some local agents also use Internet advertising and “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In connection with our marketing of Medicare plans, we compete with the original Medicare program. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. We compete with the Federally Facilitated Marketplace, or FFM, and state health insurance exchanges implemented as a result of health care reform in marketing individual and family health insurance products. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which has facilitated additional competition.

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
Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. Among several other provisions, health care reform includes a mandate that individuals have qualifying health insurance or face a tax penalty, although the tax penalty is set at zero beginning in 2019; a mandate that certain employers offer their employees group health insurance coverage or face tax penalties; requirements relating to employer contribution to employee health coverage; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; prohibitions on rescission of health insurance; prohibitions on lifetime coverage limits; requirements for guaranteed renewability of health insurance plans; health insurance premium setting guidelines; limitations on deductibles and cost-sharing; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality and, if they do not, to provide rebates to policyholders; minimum benefit levels for health insurance plans, including actuarial value standards and limitations on annual coverage limits; taxes and assessments on health insurance carriers; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; open enrollment periods for the purchase of individual and family health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels. The implementation of health care reform has increased, and could further increase, our competition in the individual and family health insurance market and reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals and families that we sell; further decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a further reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to further reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. These and other impacts of health care reform caused a significant decline in our individual and family plan membership and other changes in the future could have similar impact on our Medicare related health insurance business. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them as a result of our sale of health insurance plans, to exit the business of selling individual and family and small business health insurance plans in particular jurisdictions or altogether, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.

Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. For these and other reasons, the cost of individual and family health insurance has generally increased and many health insurance carriers suffered financial losses in their individual and family health insurance businesses. As a result, many health insurance carriers exited the individual and family health insurance business in part or altogether.  The number of individual and family health insurance plans offered on our website has been reduced, including states and many zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, if carriers determine to exit the individual and family health insurance market in a jurisdiction, our members on the plans offered by that carrier will lose their health insurance plans and will need to shop for and purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances have resulted and could in the future result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. Many health insurance carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. As a result of premium inflation, we have experienced and could in the future experience decreased retention of our members and a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance may not be sufficient enough to encourage individuals and families to purchase individual and family health insurance or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.
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
In addition to eliminating the penalty for violating the individual mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short-term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations were adopted in July and August 2018, respectively, that would facilitate association-based health insurance plans and promote the sale of more short-term health insurance. The regulations relating to short-term health insurance plans extend the initial duration of short-term health insurance from three months to less than one year and allow for short-term health insurance plans to be renewed as long as the total duration of the plan does not exceed thirty-six months. However, states have authority to impose their own laws and regulations over short-term health insurance plans sold in their markets and certain states have adopted or are contemplating laws and regulations that would ban the sale of short-term health insurance, limit their duration and renewability, apply certain aspects of the Affordable Care Act to short-term health insurance or impose stronger disclosure requirements than the federal regulation. The expansion of the availability of short-term health insurance in many states may cause individuals and families to purchase short-term health insurance instead of individual and family health insurance, which could adversely impact our business, operating results and financial condition if any reduction in our sales of individual and family health insurance is not offset by increased revenue from sales of short-term health insurance. The regulations relating to association health plans allow small businesses, including sole proprietors and other self-employed individuals, to join industry or geographically-based associations and collectively purchase large group health insurance plans. Large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the new regulation is to create a new health insurance option for small businesses, sole proprietors and other self-employed individuals and to reduce the cost of insurance for these purchasers if they are association members. While the regulation could present new business opportunities for us, it also may reduce the size of the individual, family and small business health insurance markets that we are able to address, which would harm our business, operating results and financial condition. In light of the current state of the individual and family health insurance market, it appears likely that the Trump administration will continue to attempt to make changes to the Affordable Care Act and its implementing regulations. If the changes do not stabilize the individual and family health insurance market and encourage health insurance carriers to sell affordable individual and family health insurance, our individual and family health insurance business will continue to be adversely impacted.

In December 2018, a federal district court in Texas in Texas v. United States of America et al., determined that the individual mandate in the Affordable Care Act is unconstitutional, because it was not within Congress’s tax power or interstate commerce power. It also determined that the remaining provisions of the Affordable Care Act were inseverable and therefore invalid. The court, however, did not rule that the operation of the Affordable Care Act be enjoined, so the law continues to operate until determined otherwise by the court or an appellate court. If the Affordable Care Act were finally determined to be unconstitutional and no longer operated, it is unclear what impact it or its replacement would have on our business. However, it or its replacement could adversely impact our business, operating results and financial condition.
Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 36 states. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members, and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. If it does so or if the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

CMS has broad authority over the requirements that must be met in order to enroll individuals into qualified health plans through the FFM. CMS directed us to alter our method of enrolling subsidy-eligible individuals into qualified health insurance plans beginning in February 2016. The change required us to cease using the online process we developed for enrolling individuals into qualified health plans through the FFM and use a prescribed FFM “double redirect” process that required that our customers visit the FFM website in the middle of purchasing health insurance to receive a subsidy eligibility determination. The FFM process resulted in a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our membership. If we are forced to continue to use this process, we could continue to experience loss of existing members and new potential members and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition.

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

CMS issued guidance in May 2017 that made it possible for us to implement a process for subsidy-eligible individuals to enroll into qualified health insurance plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. CMS abandoned the improved process for the qualified health plan open enrollment period that occurred in

2018 for 2019 coverage in favor of another process that allows qualified entities to access the database of information relating to health plans and subsidy eligibility through an application programming interface. CMS indicated that entities must satisfy numerous additional privacy and security requirements to be able to use the new process. We entered into an agreement to outsource certain aspects of the qualified health plan online enrollment process to a third party in light of the expense and burden associated with the additional requirements, and the entity was not successful in passing the required audit to use this new process. As a result, we were required to use the “double redirect” process to enroll individuals and families into qualified health plans during the recently completed open enrollment period. If we do not satisfy the requirements to use the improved qualified health plan enrollment process in the future, or we are unsuccessful in entering into a relationship with a third party who is approved to use the process, we could be required to continue to use the "double redirect" process for qualified health plan enrollment, which would result in our experiencing reduced individual and family health insurance plan membership and revenue and harm our business, operating results and financial condition. In addition, if any third party we contract with to perform certain aspects of the qualified health plan selection and enrollment process has a poor consumer experience or otherwise experiences technical or other difficulties, we could experience a reduction in our individual and family health insurance plan membership and revenue and our business, operating results and financial condition could be harmed.
The medical loss ratio requirements that are a part of health care reform may harm our business.

The Affordable Care Act contains provisions requiring health insurance carriers to maintain specified medical loss ratios. The medical loss ratio requirements for both individual and family and small business health insurance require health insurance companies to spend 80% of their premium revenue in each of their individual and small group health insurance businesses on reimbursement for clinical services and activities that improve health care quality. The medical loss ratio requirement for Medicare Advantage plans is 85%. If a health insurance carrier fails to meet medical loss ratio requirements, the health insurance carrier is required to rebate a portion of its premium revenue to its members to make up for the difference. Health insurance carriers may determine to reduce our Medicare Advantage plan, individual and family, or small group commissions as a result of the medical loss ratio requirements, which would harm our business, operating results and financial condition.

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

•	the quality of and changes to the consumer experience on our ecommerce platform or with our customer care center;

•	the effectiveness of our investments in online marketing and technology and content intended to increase visitor conversion rates;

•	regulatory requirements, including those that make the experience on our online platforms cumbersome or difficult to navigate;

•	the variety, competitiveness and affordability of the health insurance plans that we offer;

•	system failures or interruptions in the operation of our ecommerce platform or call center operations;

•	changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising member acquisition channels;

•	health insurance carriers offering the health insurance plans for which consumers have expressed interest, and the degree to which our technology is integrated with those carriers;

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

Changes in the health insurance market or in the variety, quality and affordability of the health insurance plans that carriers offer on our ecommerce platforms could harm our business and operating results.

The market for private health insurance in the United States is evolving and our future financial performance will depend in part on growth in this market. Changes and developments in the health insurance system in the United States could reduce demand for our products and harm our business. For example, there has been an ongoing national debate relating to the health care reimbursement system in the United States. Some members of Congress have introduced proposals to expand the Medicare program, ranging from proposals that would create a new single payor national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches such as lowering the age of eligibility for the Medicare program or creating a new public health insurance plan option as a supplement to private sources of coverage. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance are adopted, the demand for our products could be adversely impacted and our business, operating results and financial condition would be harmed.

The demand for health insurance marketed through our ecommerce platforms is impacted by, among other things, the variety, quality and price of the health insurance plans we offer. If our ability to sell a variety of high-quality, affordable health insurance plans in the Medicare, individual and family, small business and ancillary product markets is impaired, or our health insurance plan offerings are limited or terminated as a result of consolidation in the health insurance industry, health care reform or otherwise, our sales or average commission rate per member may decrease and our business, operating results and financial condition could be harmed. In addition, the cost of health insurance has increased substantially in many states as a result of health care reform implementation, which has reduced demand for individual and family health insurance. To the extent these conditions persist or worsen or the cost of other types of plans we sell increases, our business, operating results and financial condition would be harmed.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. Among these factors, the assumptions underlying our estimates of commission revenue as required by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), may vary over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform and initiatives we determined to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. The competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. The competition increases substantially during the enrollment periods for Medicare related health insurance and for individual and family health insurance. If paid search advertising costs increase or become cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

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

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission rates per member, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Our revenue recognition policy changed in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this report on Form 10-K for the year ended December 31, 2018. Prospectively, to the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained lifetime value may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends of factors including the trends in contracted commission rates and expected member churn.

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

Our business is subject to security risks and, if we are subject to cyber-attacks, security breaches or otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of this information to their chosen health insurance carriers and to government. For example, we collect names, addresses, Social Security and credit card numbers and protected health information such as information regarding the medical history of consumers. As a result, we are subject to various laws and regulations and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information. We also hold a significant amount of information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions. We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

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

A portion of our operations is conducted by our subsidiary in China. Among other things, we use employees in China to maintain and update our ecommerce platform and perform certain tasks within our finance and customer care and enrollment functions. We rely on the Internet to communicate with our subsidiary in China. Our business would be harmed if our ability to communicate over the Internet with these employees failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems, among other things. From time-to-time we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access.  As a part of these inquiries, we have implemented additional security measures relating to our operations in China.  We may be required to implement further security measures to continue aspects of our operations in China or health insurance carriers may require us to bring aspects of our operations in China back to the United States, which could be time consuming and expensive and harm our operating results and financial condition.  Health insurance carriers may also terminate our relationship due to concerns surrounding protection of data, which would harm our business, operating results and financial condition.

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. Although we have implemented policies and procedures to comply with these laws and regulations, violations of them could adversely affect our brand and could result in the imposition of civil or criminal penalties and fines. In addition, our business may be adversely impacted by changes in China’s economic or political condition. We have recently experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of trade tensions initiated by the current administration has increased the risk associated with our operations in China. Either the United States or the Chinese government may sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees that support our business. Any sudden disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations from China to our offices in the United States as a result of political instability, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

Our sponsorship and advertising business may not be successful.

We sell advertising space to health insurance carriers on our website through our sponsorship and advertising program. Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. Health insurance carriers have generally determined not to spend on individual and family health insurance advertising through our sponsorship and advertising program as a result of the impact of health care reform on the profitability of their individual and family health insurance businesses. To the extent that economic conditions, health care reform or other factors impact the amount health insurance carriers are willing to pay for advertising on our ecommerce platform, our sponsorship and advertising program will be adversely impacted. Since much of our sponsorship revenue depends upon the number of applications we submit to health insurance carriers, a reduction in demand for the carrier’s product (such as outside open enrollment periods) would reduce our sponsorship revenue and our business, operating results and financial condition could be harmed. The success of our sponsorship and advertising program depends on a number of other factors, including the effectiveness of the sponsorship and advertising program as a cost-effective method for carriers to obtain additional members, consumer and health insurance carrier adoption of the Internet and our ecommerce platform as a medium for the purchase and sale of health insurance, our ability to attract consumers visiting our ecommerce platform and convert those consumers into members, the existence of a relationship between us and a diverse group of carriers that offer a number of health insurance plans in the markets in which we attempt to sell advertising, the cost, benefit and brand recognition of the health insurance plan that is the subject of the advertising, the impact the advertising has on the sale of the health insurance plan that is the subject of the advertising and the effectiveness of the carrier’s other means of advertising. In addition, while our practice of selling advertising is described on our ecommerce platform, it could cause consumers to perceive us as not objective, which could harm our brand and result in a decline in our health insurance sales. It also could adversely impact our relationship with health insurance carriers that do not purchase our advertising or otherwise result in accusations that we are favoring certain plans over others. As a result, our business, operating results and financial condition could be harmed.

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

We provide information on our website, through our customer care centers and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our recent focus in selling short-term health insurance that does not have the same benefits as major medical health insurance may increase our risks of receiving complaints regarding our marketing and business practice due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We also have become, and may in the future become, involved in litigation or claims in the ordinary course of our business, including with respect to employment-related claims such as workplace discrimination or harassment. We also have, and may in the future, face claims of violations of other local, state, and federal labor or employment laws, laws and regulations relating to marketing and laws and regulations relating to the sale of insurance. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance which would cause us to lose our commission revenue, and our business, operating results and financial condition would be materially harmed. In addition, if regulators believe our websites or marketing material are not compliant with applicable laws or regulations, we could be forced to stop using our websites, marketing material or certain aspects of them until the issue is resolved, which would harm our business, operating results and financial condition.

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

       Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
In September 2018, we entered into a credit agreement with Royal Bank of Canada, as administrative agent and collateral agent. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of December 31, 2018, we had $5.0 million outstanding principal amount under our revolving credit facility, which was repaid in full in January 2019.

Among other things, the credit agreement requires the lender’s consent, under certain circumstances, to:

•	merge or consolidate;

•	sell or transfer assets outside the ordinary course of business;

•	make certain types of investments and restricted payments;

•	incur additional indebtedness or guarantee indebtedness of others;

•	pay dividends on our capital stock;

•	enter into transactions with affiliates; and

•	grant liens on our assets, subject to certain exceptions.

Our credit agreement also contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the credit agreement contains a financial covenant requiring the Company to maintain a minimum level of excess availability at any time. The facility contains events of default, including, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to other indebtedness, judgment defaults, collateral defaults, bankruptcy and insolvency defaults and a change of control default.
 If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our loan facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the credit facility, or if we fail to comply with the requirements of our indebtedness, we could default under our credit facility. Any default that is not cured or waived could result in the acceleration of the obligations under the credit facility, an increase in the applicable interest rate under the credit facility, and would permit our lender to exercise rights and remedies with respect to all of the collateral that is securing the credit facility, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.
Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the credit facility were terminated, additional debt we could incur in the future may subject us to similar or additional covenants, which could place restrictions on the operation of our business.

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

To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attribute prescribed in U.S. generally accepted accounting principles, or GAAP, relating to accounting for income taxes. In addition, GAAP applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

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

States have adopted and will continue to adopt new laws and regulations in response to health care reform legislation.  It is difficult to predict how these new laws and regulations will impact our business, but in some cases such laws and regulations could amplify the adverse impacts of health care reform, or states may adopt new requirements that adversely impact our business, operating results and financial condition. For example, certain states have adopted or are contemplating rules and regulations that would either ban the sale of short-term health insurance, limit its duration and renewability, or apply certain aspects of the Affordable Care Act to short-term health insurance, such as the essential health benefits or requiring that short-term health insurance cover pre-existing conditions.  Rules and regulations such as these could adversely impact our sale of short-term health insurance for several reasons, including because carriers may exit the market of selling short-term health insurance due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces consumer demand for them.  States may also require stronger disclosure and marketing rules governing the sale of short-term health insurance which may impact our conversion rates on the sale of short-term health insurance. Moreover, our sales outside of the health care reform open enrollment period could decline, because many individuals and families choose to purchase short-term health insurance outside of the open enrollment period given the unavailability of major medical individual and family health insurance to them.  Additionally, states and the federal government may adopt laws and regulations that further impact the types of health insurance coverage available to consumers, the product features and benefits, and the role and compensation of agents and brokers in the sale of health insurance.

We are also subject to additional insurance regulatory risks because we use the Internet as a distribution platform. In many cases, it is not clear how existing insurance laws and regulations apply to Internet-related health insurance advertisements and transactions. To the extent that new laws or regulations are adopted that conflict with the way we conduct our business, or to the extent that existing laws and regulations are interpreted adversely to us, our business, operating results and financial condition would be harmed.

If we fail to comply with the numerous state laws and regulations that are applicable to the sale of health insurance, our business and operating results could be harmed.

The sale of health insurance is heavily regulated by each state in the United States. For instance, in addition to the impact and changes in regulations resulting from health care reform, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from health insurance carriers. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with health insurance carriers, loss of commissions and/or our inability to sell health insurance plans, which could significantly increase our operating expenses, result in the loss of carrier relationships and our commission revenue and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand. Changes in insurance laws, regulations and guidelines may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

We have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or may modify our practices in connection with the inquiry. CMS and certain state regulators notified us in advance of and during the most recently completed Medicare annual enrollment period that certain marketing material that we were using relating to one of our websites was misleading and did not follow certain legal and regulatory requirements.  We are in the process of working through the matter with the relevant regulators. We also recently received a letter from the Committee on Energy and Commerce of the United States House of Representatives in March 2019 requesting information relating to our sale of short-term health insurance. The letter indicates that the committee is conducting oversight of short term health insurance and companies that assist consumers enroll in short term health insurance plans in light of committee concerns, including its concern relating to the understanding of consumers who purchase short term health insurance coverage. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

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

We use telephones to communicate with customers and prospective customers and some of these communications may be subject to the Telephone Consumer Protection Act, or TCPA, and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market using the telephone in certain respects. For instance, the TCPA prohibits us from using an automatic telephone dialing system to make certain telephone calls to consumers without prior express consent. We have policies in place to comply with the TCPA and other telemarketing laws. However, despite our legal compliance, we have in the past and may in the future become subject to claims that we have violated the TCPA. The TCPA provides for statutory damages of $500 for each violation and $1,500 for each willful violation. In the event that we were found to have violated the TCPA, our business, operating results and financial condition could be harmed. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

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

Risks Related to Ownership of Our Common Stock

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Among these factors, the assumptions underlying our estimates of commission revenue as required by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), may vary over time. We may state possible outcomes as high and low ranges. Any range we provide is not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors and we may decide to suspend guidance at any time. We do not accept any responsibility for any projections or reports published by any such third parties.

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
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended December 31, 2018, the trading price of our common stock fluctuated from a low of $27.15 per share to a high of $40.71 per share. For the year ended December 31, 2018, the trading price of our common stock fluctuated from a low of $13.61 per share to a high of $40.71 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of our competitors' shares, including high technology stocks, which have historically experienced high levels of volatility;

•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including developments relating to the health care industry, particularly health care reform legislation and the implementation of health care reform;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, and of our competitors;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	sales of shares of our common stock by us or our stockholders;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally;

•	our ability to control costs, including our operating expenses;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company's securities, securities class action lawsuits have often been instituted against affected companies. We have been, and may in the future be, subject to such legal actions.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•
authorizing undesignated preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
We do not expect to declare any dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund our growth, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, the terms of our current debt instruments restrict our ability to pay cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied at December 31, 2018:

Location	Approximate Square Footage	Primary Use
Santa Clara, California	32,492	Corporate headquarters, marketing and advertising, technology and content and general and administrative
Gold River, California	44,738	Customer care and enrollment, technology and content and general and administrative
South Jordan, Utah	28,915	Customer care and enrollment
Xiamen, China	52,930	Technology and content, customer care and enrollment, marketing and advertising and general and administrative
Austin, Texas	26,878	Technology and content, customer care and enrollment, marketing and advertising and general and administrative

ITEM 1.    LEGAL PROCEEDINGS

On April 6, 2018, a former California employee filed a complaint against us in the Superior Court of the State of California for the County of Sacramento.  The plaintiff’s complaint was filed pursuant to the California Labor Code Private Attorneys General Act of 2004, purportedly on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California.  The complaint alleges that we violated a number of wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing uninterrupted meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement  for necessary business-related expenses and costs.  The complaint seeks allegedly unpaid wages, civil penalties and costs, expenses and attorneys’ fees.  Discovery has only recently commenced, and as a result we cannot estimate the likelihood of liability or the amount of potential damages.

On May 8, 2018, an individual filed a putative class action complaint against us.  The complaint alleges that we violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(c) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder by initiating or causing to be initiated telephone solicitations to telephone subscribers who registered their respective telephone numbers on the National Do Not Call Registry.  The complaint alleged, among other things, that we (i) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent to place such calls in violation of 47 U.S.C. § 227(c)(5); and (ii) initiated calls for telemarketing purposes without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200(d).  The complaint sought (i) an order certifying a class of individuals in the United States who (A) received more than one telephone call made by or on behalf of eHealth within a 12-month period; and (B) to a telephone number that had been registered with the National Do Not Call Registry for at least 30 days; (ii) an award of actual and statutory damages for each negligent violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(B); (iii) an award of actual and statutory damages for each knowing and/or willful violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(A); (iv) an injunction requiring us and our agents to cease all unsolicited telephone activities and otherwise protecting the interest of the class pursuant to 47 U.S.C. § 227(b)(3)(A); and (v) pre-judgment and post-judgment interest on monetary relief. A first amended complaint was filed in the action in September 2018 to add an additional plaintiff, and we answered the first amended complaint in October 2018. In October 2018, we also entered into a settlement agreement with the original plaintiff that included a release of the original plaintiff’s individual claims. The second plaintiff dismissed the first amended complaint without prejudice in November 2018.

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

Our common stock has been quoted on The NASDAQ Global Market under the symbol “EHTH” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our stock. As of February 28, 2019, there were 29 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $53.41 per share on February 28, 2019 as reported by The NASDAQ Global Market.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, we issued 294,637 shares of our common stock as consideration for our acquisition of GoMedigap in January 2018 as described in Item 8 - Financial Statements and Supplementary Data - Note 2 Acquisition of this Annual Report on Form 10-K. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving any public offering.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended December 31, 2018.

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the NASDAQ Composite index and the Research Data Group, or RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends)

from December 31, 2013 to December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among eHealth, Inc, the NASDAQ Composite Index
and the RDG Internet Composite Index
$300
$250
$200
$150
$100
$50
$0
12/13
2/14
4/14
6/14
8/14
10/14
12/14
2/15
4/15
6/15
8/15
10/15
12/15
2/16
4/16
6/16
8/16
10/16
12/16
2/17
4/17
6/17
8/17
10/17
12/17
2/18
4/18
6/18
8/18
10/18
12/18
eHealth, Inc
NASDAQ Composite
RDG Internet Composite

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
eHealth, Inc.	$100.00	$53.60	$21.47	$22.91	$37.36	$82.64
NADAQ Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
RDG Internet Composite	$100.00	$96.39	$133.20	$140.23	$202.15	$201.16

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share amounts):	Year Ended December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (2)
Revenue:
Commission	$227,211	$176,883	$177,234	$184,933	$158,626
Other	24,184	13,823	16,090	18,414	21,051
Total revenue	251,395	190,706	193,324	203,347	179,677
Operating costs and expenses:
Cost of revenue	1,228	582	862	1,947	4,494
Marketing and advertising (3)	82,939	65,874	72,213	75,571	69,732
Customer care and enrollment (3)	70,547	59,183	48,718	43,159	42,745
Technology and content (3)	31,970	32,889	32,749	36,351	40,390
General and administrative (3)	45,828	39,969	35,216	30,239	27,549
Acquisition costs	76	621	—	—	—
Change in fair value of earnout liability	12,300	—	—	—	—
Restructuring (3)	1,865	—	(297)	4,541	—
Amortization of intangible assets	2,091	1,040	1,040	1,153	1,529
Total operating costs and expenses	248,844	200,158	190,501	192,961	186,439
Income (loss) from operations	2,551	(9,452)	2,823	10,386	(6,762)
Other income (expense), net	755	1,182	1,149	1,285	(98)
Income (loss) before provision (benefit) for income taxes	3,306	(8,270)	3,972	11,671	(6,860)
Provision (benefit) for income taxes	3,065	(33,696)	3,668	7,707	9,345
Net income (loss)	$241	$25,426	$304	$3,964	$(16,205)
Net income (loss) per share:
Basic	$0.01	$1.37	$0.02	$0.22	$(0.88)
Diluted	$0.01	$1.33	$0.02	$0.22	$(0.88)
Weighted average number of shares used in per share amounts:
Basic	19,294	18,512	18,272	18,008	18,367
Diluted	20,409	19,047	18,314	18,086	18,367

(1)	Financial data for 2017, 2016 and 2015 have been adjusted to reflect the impact of the adoption of ASC 606.

(2)	Financial data for 2014 has not been adjusted to reflect the impact of the adoption of ASC 606.

(3)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (2)
Marketing and advertising	$1,974	$1,033	$1,237	$1,950	$1,692
Customer care and enrollment	816	418	497	477	386
Technology and content	1,675	1,410	1,836	1,728	1,611
General and administrative	7,824	6,833	3,696	2,734	2,188
Restructuring charge	251	—	—	113	—
Total	$12,540	$9,694	$7,266	$7,002	$5,877

(1)	Financial data for 2017, 2016 and 2015 have been adjusted to reflect the impact of the adoption of ASC 606.

(2)	Financial data for 2014 has not been adjusted to reflect the impact of the adoption of ASC 606.

	As of December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (2)
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$13,089	$40,293	$61,781	$62,710	$51,415
Working capital	95,549	130,294	146,794	148,509	39,738
Total assets	439,278	359,118	357,674	353,545	106,664
Debt	5,000	—	—	—	—
Earnout liability - non-current	19,270	—	—	—	—
Deferred taxes	47,901	45,089	75,403	80,491	—
Other non-current liabilities	3,339	1,920	4,253	6,257	6,449
Retained earnings	204,965	204,724	179,298	169,252	14,261
Total stockholders’ equity	$303,149	$286,664	$252,280	$236,178	$73,478

(1)	Financial data for 2017, 2016 and 2015 have been adjusted to reflect the impact of the adoption of ASC 606.

(2)	Financial data for 2014 has not been adjusted to reflect the impact of the adoption of ASC 606.

Revenue By Segment Data (in thousands)	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Commission revenue
Medicare	$192,259	$135,010	$116,226
Individual, Family and Small Business	34,952	41,873	61,008
Total commission revenue	227,211	176,883	177,234
Other revenue
Medicare	18,312	7,438	5,930
Individual, Family and Small Business	5,872	6,385	10,160
Total other revenue	24,184	13,823	16,090
Total revenue	$251,395	$190,706	$193,324

(1)	Financial data for 2017 and 2016 have been adjusted to reflect the impact of the adoption of ASC 606.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. This strategic acquisition significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allowed us to accelerate our projected Medicare plan enrollment growth in 2018 and beyond. For more information on our acquisition of GoMedigap, see Note 2 - Acquisition in the Notes to Consolidated Financial Statements of this Form 10-K.

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

We operate as two distinct reporting segments:

•Medicare and
•Individual, Family and Small Business.

For more information on segment and geographic information, see Note 1-Summary of Business and Significant Accounting Policies and Note 9 - Operating Segments, Geographic Information and Significant Customers in the Notes to Consolidated Financial Statements of this Form 10-K.

Adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (ASC 606)

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is a comprehensive new revenue recognition model requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Effective January 1, 2018, we adopted ASC 606 using the full retrospective method, which required us to revise our historical financial information to be consistent with the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. We now recognize revenue based on an estimate of the lifetime value of commissions we expect to collect from Medicare-related, individual and family and ancillary health insurance plans at the time the carrier approves the plans, and for small business health insurance plans, the estimated commissions we expect to collect from the plan over the following 12 months. For additional information on the change in our revenue recognition policy and the related impact to our previously reported results, see Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Form 10-K.

Health Care Reform

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that changed and will continue to change the health insurance industry in substantial ways. We have described various aspects of health care reform in

Part I, Item 1, Business - Health Care Reform and Part I, Item 1A, Risk Factors - Risks Related to Our Business of this Form 10-K. The implementation of health care reform has significantly reduced our individual and family health insurance membership and commission revenue.

The Trump administration and Republican leadership have repeatedly communicated their intention to alter or repeal the Affordable Care Act, but their efforts to do so have so far been unsuccessful. As a part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual mandate to have qualifying health insurance was reduced to zero effective in 2019, essentially repealing it. The essential repeal of the individual mandate could have a further adverse impact on the individual and family health insurance market. In addition to the repeal of the mandate, the Trump administration issued an executive order in October 2017 that directed the executive branch of the government to consider proposing regulations and revising guidance to expand access to association health plans, expand the availability of short term health insurance and increase the usability of health reimbursement arrangements. As a result of the executive order, new regulations have been adopted that would facilitate association-based health insurance plans and promote the sale of more short term health insurance. The regulations relating to association health plans would allow small businesses to join industry or geographically-based associations and collectively purchase large group health insurance plans. Unlike small group health insurance, large group health insurance is not subject to many of the provisions of the Affordable Care Act, including the requirement that health insurance plans cover all of the essential health benefits defined under the Affordable Care Act. The goal of the regulation is to reduce the cost of insurance for individuals who receive their health insurance under associations. The regulations relating to short-term health insurance plans extend the initial duration of short-term health insurance from three months to less than one year and allow for short-term health insurance plans to be renewed as long as the total duration of the plan does not exceed thirty-six months. However, states have authority to impose their own regulations over short-term health insurance plans sold in their markets and certain states have adopted or are contemplating laws and regulations that could ban the sale of short-term health insurance, limit their durations and renewability, apply certain aspects of the Affordable Care Act to short-term health insurance or impose stronger disclosure requirements than the federal regulation. The expansion of the use of short-term health insurance in many states may cause individuals and families to purchase short-term insurance instead of individual and family health insurance. The regulations relating to association-based health insurance and short-term health insurance could present new business opportunities for us, but also may reduce the size of the individual, family and small business health insurance markets that we address or otherwise adversely impact our business and operating results.

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

The following table shows submitted applications by product for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Medicare (1)
Medicare Advantage	159,753	125,989	121,101
Medicare Supplement	40,252	21,401	17,976
Medicare Part D	64,898	42,805	33,913
Total Medicare	264,903	190,195	172,990
Individual and Family (2)
Non-Qualified Health Plans	18,580	40,274	78,822
Qualified Health Plans	11,118	27,154	59,265
Total Individual and Family	29,698	67,428	138,087
Ancillary (3)
Short-term	102,608	93,445	121,109
Dental	46,073	70,452	98,338
Vision	22,399	29,468	35,759
Other	42,415	34,788	15,443
Total Ancillary	213,495	228,153	270,649
Small Business (4)	8,693	6,458	5,908
Total	516,789	492,234	587,634

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

2018 compared to 2017—Medicare submitted applications grew 39% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to direct-to consumer marketing initiatives, our flexible call center capabilities, an improved online experience and our acquisition of GoMedigap. Individual and family plan submitted applications declined 56% for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to the continuing turmoil in the individual and family plan market as a result of the Affordable Care Act and our continued focus on the Medicare market in 2018. 16% of all Medicare Advantage and Medicare Supplement applications were submitted online for the year ended December 31, 2018, compared to 10% for the year ended December 31, 2017.

The decline in individual and family plan submitted applications has also limited our ability to cross-sell ancillary plans, resulting in a decline of 6% in submitted applications for all ancillary products combined for the year ended December 31, 2018 compared to the year ended December 31, 2017. Small business submitted applications grew 35% for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to progress in implementing a focused marketing strategy for this market, technology enhancements and an increased conversion rate.

2017 compared to 2016—Medicare submitted applications grew 10% for the year ended December 31, 2017 compared to the year ended December 31, 2016. a deceleration from prior years’ growth, driven primarily by the change in our marketing strategy as we de-emphasized less profitable customer acquisition channels and worked on building out the more efficient direct and strategic partner channels. As a result of this strategy, we experienced an improvement in conversion of leads to applications and lower cost of acquisition in the second half of 2017 compared to the first half of 2017 and the same period a year ago, and anticipate that we will see higher growth in Medicare submitted applications in 2018.  Individual and family plan submitted applications declined 51% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to a continuing challenging environment in this market, as well as our reduction in marketing spend. The decline in individual and family plan submitted applications has also limited our ability to cross-sell ancillary plans, resulting in a decline of 16% in submitted applications for all ancillary products combined for the year ended December 31, 2017 compared to the year ended December 31, 2016. Small business submitted applications grew 9% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to progress in implementing a focused marketing strategy for this market, technology enhancements and an increased conversion rate.

Approved Members

Approved Members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Approved members may not pay for their plan and become paying members.

The following table shows approved members by product for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Medicare:
Medicare Advantage	148,478	118,055	116,681
Medicare Supplement	29,837	15,992	12,314
Medicare Part D	61,373	41,618	32,968
Total Medicare	239,688	175,665	161,963
Individual and Family:
Non-Qualified Health Plans	23,075	50,111	97,983
Qualified Health Plans	19,575	28,442	77,865
Total Individual and Family	42,650	78,553	175,848
Ancillary:
Short-term	107,846	85,106	100,319
Dental	47,343	67,924	95,137
Vision	24,638	31,360	38,942
Other	33,500	26,485	15,422
Total Ancillary	213,327	210,875	249,820
Small Business	19,550	15,302	8,744
Total	515,215	480,395	596,375

2018 compared to 2017—Medicare approved members grew 36% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to 39% growth in Medicare submitted applications mainly driven by our investment in Medicare-related marketing initiatives, call center capabilities and an improved online experience and our acquisition of GoMedigap. Individual and Family Plan approved members declined 46% for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to the state of the individual and family health insurance plan market. Approved members for all ancillary products combined for the year ended December 31, 2018 increased 1% compared to the year ended December 31, 2017, despite a decrease in submitted applications of 6%, due to improved conversion rates year-over-year. Small business approved members grew 28% for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to improved focus on key partnerships, technology enhancements and increased conversion rates.

2017 compared to 2016—Medicare approved members grew 8% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to 10% growth in Medicare submitted applications mainly driven by our investment in Medicare platforms and call center capabilities. Individual and Family Plan approved members declined 55% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to the state of the individual and family health insurance plan market. The decline in Individual and Family Plan approved members has also limited our ability to cross-sell ancillary plans, resulting in a decline of 16% in approved members for all ancillary products combined for the year ended December 31, 2017 compared to the year ended December 31, 2016. Small business approved members grew 75% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to improved focus on key partnerships, technology enhancements and an increased conversion rate.

Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value of commissions per approved member by product for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Medicare
Medicare Advantage (1)	$964	$903	$829
Medicare Supplement (1)	$1,047	$965	$939
Medicare Part D (1)	$243	$266	$268

Individual and Family
Non-Qualified Health Plans (1)	$151	$136	$134
Qualified Health Plans (1)	$141	$131	$134

Ancillary
Short-term (1)	$56	$65	$73
Dental (1)	$77	$68	$70
Vision (1)	$55	$51	$52

Small Business (2)	$168	$169	$159

(1)
Constrained lifetime value of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s policy after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period. For additional information on constraints see Note 1 - Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(2)
For small business the amount represents the estimated commissions we expect to collect from the plan over the following 12-months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period.

2018 compared to 2017—The constrained lifetime value of commissions per approved member improved 7% and 8% for Medicare Advantage and Medicare Supplement, respectively, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The improvement in constrained lifetime value per approved member for Medicare Advantage was driven by higher commission rates and customer retention, and the improvement in constrained lifetime value for Medicare Supplement was driven by an improvement in commission rates and our acquisition of GoMedigap in January 2018. The constrained lifetime value of commissions per approved member for Non-Qualified Health Plans and Qualified Health Plans increased 11% and 8%, respectively, mostly driven by improved churn, for the year ended December 31, 2018 compared to the year ended December 31, 2017, while the constrained lifetime value of commissions per approved member for Medicare Part D, Short Term and Small Business plans decreased 9%, 14% and 1%, respectively, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in Medicare Part D was due to higher churn year-over-year. The decrease in Short Term constrained lifetime value was mainly driven by a regulatory change issued in April 2017 that reduced the maximum length of a short-term policy from one year to 90 days. The change year-over-year in Small Business was not material.

2017 compared to 2016—The constrained lifetime value of commissions per approved member improved 9% and 3% for Medicare Advantage and Medicare Supplement, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The improvement in constrained lifetime value per approved member for Medicare Advantage was driven by higher commission rates and customer retention, and the improvement in constrained lifetime value for Medicare Supplement was driven by an improvement in commission rates. The constrained lifetime value of commissions per approved member for Medicare Part D, Non-Qualified and Qualified Health Plans, Dental and Vision remained relatively unchanged for the year ended December 31, 2017 compared to the year ended December 31, 2016. The constrained lifetime value of commissions per approved member decreased 11% for Short-term for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly driven by a regulatory change that reduced the maximum length of a short-term policy from one year to 90 days. The constrained lifetime value of commissions per approved member improved 6% for Small Business for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to improved customer retention and higher commission rates.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

The following table shows estimated membership by product as of December 31, 2018, 2017 and 2016:

	As of December 31,
	2018	2017	2016
Medicare (1)
Medicare Advantage	276,357	236,857	191,904
Medicare Supplement	70,426	33,635	23,356
Medicare Part D	139,907	114,362	89,597
Total Medicare	486,690	384,854	304,857
Individual and Family (2)	151,904	224,396	360,634
Ancillary (3)
Short-term	24,192	16,771	27,703
Dental	138,916	170,078	184,073
Vision	73,987	80,738	85,126
Other	38,136	28,356	23,271
Total Ancillary	275,231	295,943	320,173
Small Business (4)	39,101	31,702	29,542
Total Estimated Membership	952,926	936,895	1,015,206

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

(2)
To estimate the number of members on Individual and Family health insurance plans ("IFP"), we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that is up to six months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the period being estimated; and (ii) the number of approved members over that period (after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. For IFP health insurance plans, a member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.

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

2018 compared to 2017—Medicare estimated membership grew 26% as of December 31, 2018 compared to December 31, 2017 primarily due to our continued investment in Medicare-related marketing activities, call center capabilities and an improved online experience and our acquisition of GoMedigap. Individual and Family Plan estimated membership declined 32% as of December 31, 2018 compared to December 31, 2017 due to the state of the Individual and Family Plan market as a result of health care reform and our continued shift in focus on the Medicare market. Ancillary plan estimated membership declined 7% as of December 31, 2018 compared to December 31, 2017 as a result of the decline in our ability to cross-sell dental and vision plans as a result of the decline in Individual and Family Plan membership. Small Business estimated membership grew 23% as of December 31, 2018 compared to December 31, 2017 due to improved focus on technology enhancements and an increased conversion rate.

2017 compared to 2016—Medicare estimated membership grew 26% as of December 31, 2017 compared to December 31, 2016 primarily due to our continued investment in the Medicare market. Individual and Family Plan estimated membership declined 38% as of December 31, 2017 compared to December 31, 2016 due to the state of the Individual and Family Plan market as a result of health care reform. Ancillary plan estimated membership declined 8% as of December 31, 2017 compared to December 31, 2016 as a result of the decline in our ability to cross-sell dental and vision plans as a result of the decline in Individual and Family Plan membership. Small Business estimated membership grew 7% as of December 31, 2017 compared to December 31, 2016 due to improved focus on technology enhancements and an increased conversion rate.

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

As part of our adoption of ASC 606 - Revenue from Contracts with Customers, we record the lifetime value of each policy for which we earn the right to commission payments at the time of approval, net of an estimated constraint. Refer to Note 1 - Summary of Business and Significant Accounting Policies for further discussion. The following table shows the variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Variable marketing cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$297	$337	$372
Individual and Family Plan ("IFP") variable marketing cost per approved IFP-equivalent member (2)	$59	$50	$55

Customer care and enrollment ("CC&E") expense per approved member
Medicare CC&E expense per approved MA-equivalent member (3)	$315	$330	$288
IFP CC&E expense per approved IFP-equivalent member (4)	$61	$74	$32

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

(3)
Medicare CC&E expense per approved MA-equivalent member is equal to the CC&E expense of our Medicare business included in our operating costs and reported in our Consolidated Statements of Comprehensive Income divided by MA-equivalent approved members in a given period. MA-equivalent approved members is a derived metric and is equal to the sum of (i) the number of Medicare Part D approved members divided by 4, (ii) the number of Medicare Advantage approved members and (iii) the number of Medicare Supplement approved members in the given period.

(4)
IFP CC&E expense per approved IFP-equivalent member is equal to the CC&E expense of our IFP business included in our operating costs and reported in our consolidated statement of comprehensive income divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of (i) the number of short-term approved members divided by 3 and (ii) the IFP approved members in the given period.

2018 compared to 2017—Medicare CC&E expense per approved MA-equivalent member decreased 5% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the scalability of a flexible agent staffing model. Variable marketing cost per approved MA-equivalent member decreased 12% for the year ended December 31, 2018 due to an increase in demand generated from direct channels, including direct mail, television, search engine optimization, and paid search advertising, while reducing the purchases of customer leads from third-party lead generation sources. Variable marketing cost per approved IFP-equivalent member increased 18% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to higher marketing spend. IFP CC&E expense per approved IFP-equivalent member decreased 18% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to cost saving efforts.

2017 compared to 2016—Medicare CC&E expense per approved MA-equivalent member increased 15% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to increased sales agent and training costs. Variable marketing cost per approved MA-equivalent member decreased 9% for the year ended December 31, 2017 due to our focus on marketing optimization efforts to enhance the quality of demand we generate and enhance conversions through our direct and paid search advertising channels while reducing marketing spend with certain marketing partners. Variable marketing cost per approved IFP-equivalent member decreased 9% for the year ended December 31, 2017 compared to the year ended

December 31, 2016 due to lower marketing spend. IFP CC&E expense per approved IFP-equivalent member increased 131% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to continuing adverse market conditions in the Individual and Family Plan market.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income may be affected.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•Revenue recognition;
•Stock-based compensation;
•Business combinations;
•Realizability of long-lived assets; and
•Accounting for income taxes.

During the year ended December 31, 2018, there were no significant changes to our critical accounting policies and estimates other than the adoption of ASC 606 - Revenue from Contracts with Customers, using the full retrospective transition method.

Revenue Recognition

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

The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in ASC 606:

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

•
Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP, basis.

•
Recognition of revenue when, or as, we satisfy a performance obligation. We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer.

Commission Revenue—Our commission revenue is primarily comprised of commissions paid to us by health insurance carriers related to insurance plans that have been purchased by a member through our health insurance exchange service. We define a member as an individual currently covered by an insurance plan, which include Medicare-related, individual and family, small business and ancillary plans. We are compensated by the health insurance carrier, which we define as our customer.

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
We utilize a practical expedient to estimate commission revenue for each insurance product by applying the use of a portfolio approach to group approved members by the effective month of the relevant policy (referred to as a cohort). This allows us to estimate the commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, contracted commission rates, carrier mix and expected member churn.

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of a constraint. We refer to these estimated and constrained lifetime values as the constrained LTV for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12 months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting member churn and forecasting the commission amounts likely to be received per member. These assumptions are based on historical trends and incorporate management’s judgment in interpreting those trends and in applying constraints discussed below. To the extent we make changes to the assumptions, we will recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

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

Other Revenue

Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when control has been transferred. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue as control is transferred ratably over the service period.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize as control is transferred on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when reversal of such amounts is not likely to occur. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred Revenue

Deferred revenue includes deferred technology licensing implementation fees and amounts billed for performance obligations, including professional services, undelivered performance obligations, as well as amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the revenue recognized to date.

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2018, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Jobs Act, was signed into law resulting in significant changes to the Internal Revenue Code. The Jobs Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, changes U.S international taxation from a worldwide tax system to a territorial system, and implements a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. During the year ended December 31, 2017, we made reasonable estimates of the effects of the Jobs Act and recorded provisional amounts. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Jobs Act, without any material adjustments to our previous estimates.

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

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018		2017 (1)		2016 (1)
Revenue
Commission	$227,211	90%	$176,883	93%	$177,234	92%
Other	24,184	10%	13,823	7%	16,090	8%
Total revenue	251,395	100%	190,706	100%	193,324	100%
Operating costs and expenses:
Cost of revenue	1,228	—%	582	—%	862	—%
Marketing and advertising	82,939	33%	65,874	35%	72,213	37%
Customer care and enrollment	70,547	28%	59,183	31%	48,718	25%
Technology and content	31,970	13%	32,889	17%	32,749	17%
General and administrative	45,828	18%	39,969	21%	35,216	18%
Acquisition costs	76	—%	621	—%	—	—%
Change in fair value of earnout liability	12,300	5%	—	—%	—	—%
Restructuring charge (benefit)	1,865	1%	—	—%	(297)	—%
Amortization of intangible assets	2,091	1%	1,040	1%	1,040	1%
Total operating costs and expenses	248,844	99%	200,158	105%	190,501	99%
Income (loss) from operations	2,551	1%	(9,452)	(5)%	2,823	1%
Other income, net	755	—%	1,182	1%	1,149	1%
Income (loss) before provision (benefit) for income taxes	3,306	1%	(8,270)	(4)%	3,972	2%
Provision (benefit) for income taxes	3,065	1%	(33,696)	(18)%	3,668	2%
Net income	$241	—%	$25,426	13%	$304	—%

(1)	Financial data for 2017 and 2016 have been adjusted to reflect the impact of the adoption of ASC 606.

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2018	2017	2016
Marketing and advertising	$1,974	$1,033	$1,237
Customer care and enrollment	816	418	497
Technology and content	1,675	1,410	1,836
General and administrative	7,824	6,833	3,696
Restructuring charge	251	—	—
	$12,540	$9,694	$7,266

Years Ended December 31, 2018, 2017 and 2016

Revenue

The following table presents our commission revenue, other revenue and total revenue for the years ended December 31, 2018, 2017 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017	$	%	December 31, 2016
Commission	$227,211	$50,328	28%	$176,883	$(351)	—%	$177,234
Percentage of total revenue	90%			93%			92%
Other	24,184	10,361	75%	13,823	(2,267)	(14)%	16,090
Percentage of total revenue	10%			7%			8%
Total revenue	$251,395	$60,689	32%	$190,706	(2,618)	(1)%	$193,324

2018 compared to 2017—Commission revenue increased $50.3 million, or 28%, in 2018, due to an increase of $57.2 million, or 42%, in Medicare commission revenue, partially offset by a $5.0 million decrease in Individual, Family and Small Business commission revenue. The increase in Medicare commission revenue was due to an increase in approved members of 36%, as well as increases in the lifetime value of commissions per Medicare Supplement and Medicare Advantage approved members for the year ended December 31, 2018 compared to December 31, 2017. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 46% decline in individual and family health insurance approved members as of December 31, 2018 compared to December 31, 2017 due to the state of the individual and family health insurance plan market as a result of health care reform. Commission revenue was higher in the fourth quarter for both of the years ended December 31, 2018 and 2017 due to the seasonality of enrollments.

Other revenue increased $10.4 million, or 75% in 2018 due primarily to increases of $7.7 million in sponsorship and advertising revenue and $4.6 million in lead generation revenue, offset partially by a decrease of $1.9 million in licensing revenue.

2017 compared to 2016—Commission revenue decreased $0.4 million, or 0.2%, in 2017, due to a $19.1 million, or 31%, decrease in Individual, Family and Small Business commission revenue, partially offset by an $18.7 million, or 16% increase in Medicare commission revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 55% decline in individual and family health insurance approved members as of December 31, 2017 compared to December 31, 2016 due to the state of the individual and family health insurance plan market as a result of health care reform. The increase in Medicare commission revenue was primarily attributable to the increase in lifetime value of commissions per Medicare Supplement and Medicare Advantage approved members and an 8% increase in Medicare approved members as of December 31, 2017 compared to December 31, 2016, in part due to growth in our sale of Medicare Advantage and Medicare Supplement plans. Commission revenue was higher in the fourth quarter for both of the years ended December 31, 2017 and 2016 due to the seasonality of enrollments.

Other revenue decreased $2.3 million, or 14%, in 2017 due primarily to decreases of $1.5 million in online sponsorship and advertising revenue, $0.5 million in lead generation revenue and $0.3 million in licensing revenue.

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

The following table presents our cost of revenue for the years ended December 31, 2018, 2017 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017	$	%	December 31, 2016
Cost of revenue	$1,228	$646	111%	$582	$(280)	(32)%	862
Percentage of total revenue	—%			—%			—%

2018 compared to 2017—Cost of revenue increased $0.6 million in 2018 compared to 2017, due primarily to an increased volume of Medicare submitted applications related to marketing partners with whom we have revenue sharing arrangements.

2017 compared to 2016—Cost of revenue decreased $0.3 million in 2017 compared to 2016, due primarily to a decrease in payments to marketing partners with whom we have revenue sharing arrangements.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the years ended December 31, 2018, 2017 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017	$	%	December 31, 2016
Marketing and advertising	$82,939	$17,065	26%	$65,874	$(6,339)	(9)%	$72,213
Percentage of total revenue	33%			35%			37%

2018 compared 2017—Marketing and advertising expenses increased $17.1 million, or 26%, in 2018, primarily due to our investment in Medicare-related marketing initiatives partially offset by a decline in IFP-related marketing costs. In 2018 we saw increases of $9.5 million in variable advertising costs, $5.7 million in personnel costs due to additional headcount, and $1.2 million in stock-based compensation expenses. Marketing expenses were higher in the fourth quarter for both of the years ended December 31, 2018 and 2017 due to the seasonality of enrollments.

 2017 compared 2016—Marketing and advertising expenses decreased $6.3 million, or 9%, in 2017, primarily due to decreases of $7.8 million in variable advertising costs and $0.3 million in stock-based compensation, partially offset by increases of $1.2 million in personnel costs due to additional headcount and $0.6 million in consulting expenses. The decrease in variable advertising costs was largely attributable to decreases of $13.3 million in online advertising costs and $9.2 million in marketing partner channel costs, partially offset by a $14.7 million increase in direct marketing costs and was driven primarily by our strategy to shift our demand generation in the Medicare market to more cost-effective channels, as well as the lower volume of submitted individual and family applications compared to 2016. Marketing expenses were higher in the fourth quarter for both of the years ended December 31, 2017 and 2016 due to the seasonality of enrollments.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the years ended December 31, 2018, 2017, and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017	$	%	December 31, 2016
Customer care and enrollment	$70,547	$11,364	19%	$59,183	$10,465	21%	$48,718
Percentage of total revenue	28%			31%			25%

2018 compared to 2017—Customer care and enrollment expenses increased $11.4 million, or 19%, in 2018 compared to 2017, primarily due to growth in our Medicare and small group businesses, which resulted in increases of $6.3 million in personnel costs, $4.3 million in consulting costs, and $0.4 million in stock-based compensation expense, partially offset by a decrease of $0.4 million in facilities and other operating costs.

2017 compared to 2016—Customer care and enrollment expenses increased $10.5 million, or 21%, in 2017 compared to 2016, primarily due to growth in our Medicare and small group businesses, which resulted in increases of $6.3 million in personnel costs, $2.1 million in external call center costs, $1.2 million in licensing costs and $0.8 million in facilities and other operating costs.

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

The following table presents our technology and content expenses for the years ended December 31, 2018, 2017 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017	$	%	December 31, 2016
Technology and content	$31,970	$(919)	(3)%	$32,889	$140	—%	$32,749
Percentage of total revenue	13%			17%			17%

2018 compared 2017—Technology and content expenses decreased $0.9 million, or 3%, in 2018 as a result of a $2.8 million decrease in personnel costs, $0.4 million in depreciation and amortization expense, and $0.1 million in other professional fees, partially offset by increases of $1.0 million in consulting expenses, $0.4 million in facilities and other operating costs, and $0.3 million in stock-based compensation expense.

2017 compared 2016—Technology and content expenses remained relatively flat in 2017 as a result of a $1.2 million increase in personnel costs, offset by decreases of $0.7 million in facilities and other operating costs and $0.4 million in stock-based compensation expense.

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

The following table presents our general and administrative expenses for the years ended December 31, 2018 2017 and 2016 and the dollar and percentage changes from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017	$	%	December 31, 2016
General and administrative	$45,828	$5,859	15%	$39,969	$4,753	13%	$35,216
Percentage of total revenue	18%			21%			18%

2018 compared to 2017—General and administrative expenses increased $5.9 million, or 15%, in 2018, primarily due to increases of $3.2 million in personnel costs, $1.0 million in stock-based compensation expense, $1.1 million in legal and other professional fees, and $0.5 million in facilities and other operating costs.

2017 compared to 2016—General and administrative expenses increased $4.8 million, or 13%, in 2017, primarily due to increases of $3.2 million in stock-based compensation expense, $1.9 million in personnel costs largely due to higher headcount, $0.7 million in lobbying fees, and $0.4 million in facilities and other operating costs, partially offset by decreases of $1.2 million in legal fees and $0.4 million in consulting expenses.

Acquisition Costs

During 2017, we incurred $0.6 million of costs associated with our acquisition of Wealth, Health and Life Advisors, LLC, which was completed on January 22, 2018. Acquisition costs incurred in the year ended December 31, 2018 were immaterial.

Change in Fair Value of Earnout Liability

During the year ended December 31, 2018, we recorded $12.3 million of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to the acquisition of GoMedigap, which was completed on January 22, 2018. The increase in the fair value of the earnout liability was primarily related to an increase in the value of our common stock.

Restructuring Charge (Benefit)

In February 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of certain employees in certain other locations. As part of the plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily in our customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred $1.9 million for employee termination benefits and related costs in the year ended December 31, 2018. The restructuring activities comprising the plan were completed during the year ended December 31, 2018.

The following table presents our restructuring charge (benefit) for the years ended December 31, 2018, 2017 and 2016 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017	$	%	December 31, 2016
Restructuring charge (benefit)	$1,865	$1,865	100%	$—	$297	(100)%	$(297)
Percentage of total revenue	1%			—%			—%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years December 31, 2018, 2017 and 2016 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2018	$	December 31, 2017	$	December 31, 2016
Amortization of intangible assets	$2,091	$1,051	$1,040	$—	$1,040
Percentage of total revenue	1%		1%		1%

2018 compared to 2017—Amortization expense was driven by intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense for the year ended December 31, 2018 increased year over year due to the amortization of intangible assets from the GoMedigap acquisition, which was completed on January 22, 2018.

2017 compared to 2016—Amortization expense related to intangible assets purchased through our acquisition of PlanPrescriber was flat in 2017 compared to 2016.

Other Income, Net

The following table presents our other income, net for the years ended December 31, 2018, 2017 and 2016 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2018	$	December 31, 2017	$	December 31, 2016
Other income, net	$755	$(427)	$1,182	$33	$1,149
Percentage of total revenue	—%		1%		1%

Other income, net, for the years ended December 31, 2018, 2017 and 2016 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations and our debt facility.

2018 compared to 2017—Other income, net, decreased by $427,000 in 2018, primarily due to an increase in interest expense as a result of a new debt facility entered into in the year ended December 31, 2018 and realized losses.

2017 compared to 2016—Other income, net, increased $33,000 in 2017, primarily due to an increase in interest income.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 and the dollar change from the prior year (dollars in thousands):

	Year Ended	Change	Year Ended	Change	Year Ended
	December 31, 2018	$	December 31, 2017	$	December 31, 2016
Provision (benefit) for income taxes	$3,065	$36,761	$(33,696)	$(37,364)	$3,668
Effective tax rate	92.7%		407.6%		92.2%

2018 compared to 2017—For the year ended December 31, 2018, we recorded a provision for income taxes of $3.1 million, representing an effective tax rate of 92.7%, which was higher than the statutory federal rate due primarily to a one-time increase of $2.4 million in the valuation allowance related to deferred tax assets related to state net operating loss carryforwards that are expected to expire unutilized. The remaining $0.7 million of provision for income taxes was impacted by lobbying and other non-deductible expenses, partially offset by research and development tax credits and stock-based compensation windfalls.

2017 compared to 2016—For the year ended December 31, 2017, we recorded a benefit from income taxes of $33.7 million, representing an effective tax rate of 407.6%, which was higher than the statutory federal rate due primarily to the Tax Cuts and Jobs Act of 2017, or the Jobs Act, which was signed into law on December 22, 2017 resulting in significant changes to the Internal Revenue Code. The Jobs Act reduces the federal corporate income tax rate from 35% to 21% effective for tax periods beginning after December 31, 2017; changes U.S international taxation from a worldwide tax system to a territorial system; and imposes a one-time transition tax on untaxed cumulative foreign earnings and profits as of December 31, 2017. We calculated our best estimate of the impact of the Jobs Act in our 2017 year end income tax provision in accordance with our understanding of the Jobs Act as of the filing date of the 2017 10-K. The 2017 benefit from income taxes was largely due to the remeasurement of the net U.S. deferred tax liability based on the rate at which it is expected to reverse in the future, which resulted in a one-time benefit of $29.4 million. The 2017 benefit also includes a $1.7 million decrease in our liability for unrecognized tax benefits due to the expiration of the related statute of limitations. The remaining benefit of $2.6 million was impacted by research and development credits and stock-based compensation windfalls, partially offset by lobbying and other non-deductible expenses.

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

•Medicare; and
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

The following table presents summary results of our operating segments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended	Change		Year Ended	Change		Year Ended
	December 31, 2018	$	%	December 31, 2017 (1)	$	%	December 31, 2016 (1)
Revenue
Medicare	$210,570	$68,122	48%	$142,448	$20,292	17%	$122,156
Individual, Family and Small Business	40,825	$(7,433)	(15)%	48,258	$(22,910)	(32)%	71,168
Total revenue	$251,395	$60,689	32%	$190,706	$(2,618)	(1)%	$193,324
Segment profit
Medicare segment profit	$60,844	$38,707	175%	$22,137	$11,743	113%	$10,394
Individual, Family and Small Business segment profit	5,803	$(3,770)	(39)%	9,573	$(23,477)	(71)%	33,050
Total segment profit	66,647	34,937	110%	31,710	(11,734)	(27)%	43,444
Corporate	(32,996)	$(6,026)	22%	(26,970)	$2,103	(7)%	(29,073)
Stock-based compensation expense	(12,289)	$(2,595)	27%	(9,694)	$(2,428)	33%	(7,266)
Depreciation and amortization	(2,479)	$358	(13)%	(2,837)	$702	(20)%	(3,539)
Change in fair value of earnout liability	(12,300)	$(12,300)	100%	—	$—	—%	—
Restructuring (charge) benefit	(1,865)	$(1,865)	100%	—	$(297)	(100)%	297
Acquisition costs	(76)	$545	(88)%	(621)	$(621)	100%	—
Amortization of intangible assets	(2,091)	$(1,051)	101%	(1,040)	$—	—%	(1,040)
Other income, net	755	$(427)	(36)%	1,182	$33	3%	1,149
Income (loss) before provision (benefit) for income taxes	$3,306	$11,576	(140)%	$(8,270)	$(12,242)	(308)%	$3,972
(1)As adjusted for the adoption of ASC 606 using the full retrospective method

2018 compared to 2017

Revenue

Revenue from our Medicare segment increased $68.1 million, or 48%, in 2018 largely due to a $57.3 million     increase in commission revenue and a $10.9 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to a 36% increase in Medicare approved members as of December 31, 2018 and an increase in lifetime value of commissions per Medicare Supplement and Medicare Advantage approved members due primarily to higher application submissions and improved conversion rates. The increase in other Medicare revenue was driven primarily by carrier sponsorship programs and sale of Medicare leads.

Revenue from our Individual, Family and Small Business segment decreased $7.4 million, or 15%, in 2018, primarily attributable to a $6.9 million decrease in commission revenue and a $0.5 million decrease in other revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 46% decline in individual and family health insurance approved members in 2018 primarily attributable to lower application submission and a decrease in the membership retention rate. The decrease in other revenue also resulted from the decrease in individual and family health insurance applications submitted during 2018.

Segment Profit

Profit from our Medicare segment was $60.8 million in 2018, a $38.7 million, or 175%, improvement compared to profit of $22.1 million in 2017. The improvement in profit from the Medicare segment in 2018 was primarily due to a $68.1 million increase in revenue, of which $57.3 million related to Medicare commission revenue and $10.9 million related to other revenue, partially offset by a $29.4 million increase in operating expenses excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in revenue from 2017 to 2018 was mostly due to an increase in approved members. The increase in operating expenses was primarily attributable to an increase in personnel costs associated with higher headcount, an increase in variable advertising expense associated with the increase in applications and an increase in the number of licensed sales agents.

Profit from our Individual, Family and Small Business segment was $5.8 million in 2018, a $3.8 million, or 39%, decrease compared to profit of $9.6 million from the Individual, Family and Small Business segment in 2017. The decrease in profit from the Individual, Family and Small Business segment in 2018 was primarily due to a $7.4 million decrease in revenue, of which $5.0 million related to a decrease in individual and family health plan revenue and $3.5 million related to ancillary revenue, partially offset by a $1.1 million increase in Small Business revenue. The decrease in Individual, Family and Small Business segment revenue from 2017 to 2018 was mainly due to the decline in individual and family health insurance approved members as well as the number of ancillary products which are often cross-sold with our IFP policies.

2017 compared to 2016

Revenue

Revenue from our Medicare segment increased $20.3 million, or 17%, in 2017 largely due to an $18.8 million increase in commission revenue and a $1.5 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to an 8% increase in Medicare approved members as of December 31, 2017 and the increase in lifetime value of commissions per Medicare Supplement and Medicare Advantage approved members was primarily due to higher application submissions and improved conversion rates.

Revenue from our Individual, Family and Small Business segment decreased $22.9 million, or 32%, in 2017, primarily attributable to a $19.1 million decrease in commission revenue and a $3.8 million decrease in other revenue. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 55% decline in individual and family health insurance approved members in 2017 primarily attributable to lower application submission and a decrease in the membership retention rate. The decrease in other revenue also resulted from the decrease in individual and family health insurance applications submitted during 2017.

Segment Profit

Profit from our Medicare segment was $22.1 million in 2017, an $11.7 million, or 113%, improvement compared to profit of $10.4 million in 2016. The improvement in profit from the Medicare segment in 2017 was primarily due to a $20.3 million increase in revenue, of which $18.3 million related to Medicare commissions revenue and $1.5 million related to other revenue, partially offset by an $8.5 million increase in operating expenses excluding stock-based compensation, depreciation and amortization expenses and amortization of intangible assets. The increase in revenue from 2016 to 2017 was mostly due to an increase in approved members. The increase in operating expenses was primarily attributable to an increase in personnel costs associated with higher headcount, an increase in variable advertising expense associated with the increase in applications and an increase in the number of licensed sales agents.

Profit from our Individual, Family and Small Business segment was $9.6 million in 2017, a $23.5 million, or 71%, decrease compared to profit of $33.1 million from the Individual, Family and Small Business segment in 2016. The decrease in profit from the Individual, Family and Small Business segment in 2017 was primarily due to a $22.9 million decrease in revenue, of which $24.3 million related to a decrease in individual and family health plan revenue offset by a $1.4 million increase in Small Business revenue. The decrease in Individual, Family and Small Business segment revenue from 2016 to 2017 was mainly due to the decline in individual and family health insurance approved members.

Liquidity and Capital Resources

At December 31, 2018, our cash and cash equivalents totaled $13.1 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2017, our cash and cash equivalents totaled $40.3 million. The decrease in cash and cash equivalents reflects $3.2 million used in operating activities, $25.8 million used in investing activities and $1.9 million provided by financing activities.

As of December 31, 2018, we had in treasury 762,404 shares that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2018 and December 31, 2017, we had a total of 11,426,292 shares and 11,237,995 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$(3,230)	$(15,541)	$4,083
Net cash used in investing activities	$(25,757)	$(5,078)	$(3,726)
Net cash (used in) provided by financing activities	$1,860	$(870)	$(1,269)

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial decrease in the volume of applications submitted during a quarter or negatively impacted by a substantial increase in attrition during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance affect the positive or negative impacts of our cash flows during each quarter.

Year Ended December 31, 2018—Cash used in operating activities was $3.2 million during 2018, consisting of net income of $0.2 million, offset by cash used in operating assets and liabilities and other activities of $38.6 million and adjustments for non-cash items of $35.1 million.  Adjustments for non-cash items primarily consisted of $12.5 million of stock-

based compensation expense, $2.1 million of amortization of intangible assets and internally-developed software and $2.5 million of depreciation and amortization, $2.8 million decrease in deferred income taxes, and $12.3 million change in fair value of earnout liability. The cash decrease resulting from changes in net operating assets and liabilities during the year ended December 31, 2018 primarily consisted of an increase of $51.0 million in commissions receivable and a $2.1 million increase in trade receivables, partially offset by increases of $6.3 million in accrued marketing expenses, $5.1 million in accrued compensation and benefits, $1.4 million in accounts payable, $0.9 million in other current liabilities, $0.5 million in deferred revenue, and $0.2 million in prepaid expenses.

Year Ended December 31, 2017—Cash used in operating activities was $15.5 million during 2017, consisting of a net income of $25.4 million, offset by cash used in operating assets and liabilities and other activities of $25.6 million and adjustments for non-cash items of $15.4 million.  Adjustments for non-cash items primarily consisted of $9.7 million of stock-based compensation expense, $2.5 million of amortization of intangible assets and internally-developed software and $2.8 million of depreciation and amortization and $30.3 million decrease in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities during the year ended December 31, 2017 primarily consisted of decreases of $1.3 million in other liabilities, $3.4 million in accrued marketing expenses, $1.9 million in accounts payable and $0.5 million in deferred revenue and increases of $21.6 million in commissions receivable and $1.9 million in prepaid expenses and other current assets, partially offset by a $4.6 million increase in accrued compensation and benefits and a $0.5 million decrease in accounts receivable.

Year Ended December 31, 2016—Our operating activities generated cash of $4.1 million during the year ended December 31, 2016 and consisted of net income of $0.3 million and adjustments for non-cash items of $17.3 million, offset by cash used in operating assets and liabilities and other activities of $13.5 million. Adjustments for non-cash items primarily consisted of $7.3 million of stock-based compensation expense, $2.0 million of amortization of internally-developed software and intangible assets and $3.5 million of depreciation and amortization and $4.7 million increase in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities during the year ended December 31, 2016 primarily consisted of decreases of $3.9 million in accrued marketing expenses, $3.5 million in accrued compensation and benefits, $2.0 million in accrued expense and other liabilities and increases of $8.0 million in commissions receivable and $0.5 million in prepaid expenses and other current assets. These decreases were partially offset by increases of $2.2 million in accounts payable and $0.6 million in deferred revenue and a $1.6 million decrease in accounts receivable.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

Year Ended December 31, 2018—Net cash used in investing activities of $25.8 million during 2018 was due to $14.9 million of net cash used to acquire GoMedigap, $6.3 million in capitalized internal-use software and website development costs, and $4.5 million used to purchase property and equipment and other assets.

Year Ended December 31, 2017—Net cash used in investing activities of $5.1 million during 2017 was due to $3.2 million in capitalized internal-use software and website development costs and $1.9 million used to purchase property and equipment and other assets.

Year Ended December 31, 2016 - Net cash used in investing activities of $3.7 million during the year ended December 31, 2016 was due to $1.8 million in capitalized internal-use software and website development costs and $1.9 million used to purchase property and equipment and other assets.

Financing Activities

Year Ended December 31, 2018—Net cash provided by financing activities of $1.9 million during 2018 was primarily due to $5.0 million proceeds from drawing on our line of credit, $2.7 million net proceeds from exercises of common stock options, partially offset by $4.5 million used to net-share settle the tax obligation related to vesting equity awards, $1.2 million of debt issuance costs, and $0.1 million for principal payments in connection with capital leases.

Year Ended December 31, 2017—Net cash used in financing activities of $0.9 million during 2017 was primarily due to $1.0 million proceeds from the exercise of stock options and $1.8 million used to net-share settle the tax obligation related to vesting equity awards.

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

As discussed in Note 10—Debt of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, on September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada, or RBC, as administrative agent and collateral agent, or the Credit Agreement. The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit subfacility. The commitments under the Credit Agreement expire on September 17, 2021.

The borrowing base under the Credit Agreement is comprised of an amount equal to (a) the lesser of (i) eighty percent (80%) of Eligible Commissions Receivables (as defined in the Credit Agreement) we actually collected by during the immediately preceding period of three months or (ii) eighty percent (80%) of our Eligible Commission Receivables for the immediately succeeding period of three months, plus (b) fifty percent (50%) of our Eligible Commission Receivables for the immediately succeeding period of six months (excluding the immediately succeeding period of three months), in each case subject to reserves established by RBC, or the Borrowing Base. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. The Borrowers have the right to prepay the loans under the Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.
Amounts not borrowed under the Credit Agreement will be subject to a commitment fee of 0.5% per annum on the daily unused portion of the credit facility, to be paid in arrears on the first business day of each calendar quarter. At closing, the Company paid a one-time facility fee of 1.75% of the total commitments under the Credit Agreement. The Company is also obligated to pay other customary administration fees for a credit facility of this size and type.
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of December 31, 2018, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on the balance sheet as of December 31, 2018.
As of December 31, 2018, we had $5.0 million outstanding principal amount under our revolving credit facility, which was repaid in full in January 2019.
As discussed in Note 13—Subsequent Event of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, we entered into an underwriting agreement to issue 2,760,000 shares of common stock, which includes the exercise in full of the underwriters' option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share. Net proceeds from the offering were approximately $126.2 million after deducting underwriting discounts and commissions and the estimated expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

We believe that cash generated from operations and our current cash and cash equivalents and credit facility will be sufficient to fund our operations, including the additional amounts we are obligated to pay subject to the terms of the acquisition agreement with GoMedigap, for at least twelve months after the filing date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. To the extent that available funds are insufficient to fund our future activities, we plan to raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2018 (in thousands):

Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2019	$4,804	$3,844	$8,648
2020	5,209	2,222	7,431
2021	3,766	568	4,334
2022	3,878	18	3,896
2023	3,100	—	3,100
Thereafter	10,863	—	10,863
Total	$31,620	$6,652	$38,272

Operating Lease Obligations

We lease our operating facilities and certain of our equipment and furniture and fixtures under various operating leases, the latest of which expires in February 2029. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of December 31, 2018, future minimum payments are expected to be $4.4 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of December 31, 2018, future minimum payments are expected to be $17.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

In March 2012, we entered into an agreement to lease a building in Mountain View, California, adjacent to our former headquarters office. The term of the operating lease is ten years from the date the building was delivered to us in August 2013. The base rent increases annually by 3%. We entered into a sublease agreement related to this lease on November 2, 2018. As of December 31, 2018, future minimum payments related to this operating lease total $3.5 million, net of sublease income over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In April 2013, we entered into an agreement to lease approximately 20,000 square feet of office space in Westford, Massachusetts. The lease commenced in July 2013 and is for a term of 5 years and 3 months. In May 2018, we closed this facility.

In August 2014, we renewed our agreement to lease and expanded to approximately 44,738 square feet of office space in Gold River, California. The lease commenced in August 2014 and is for a term of 4 years and 5 months. In 2015, we vacated approximately 11,200 square feet of this leased office space as a result of a workforce reduction. We reoccupied approximately 5,400 square feet of this previously vacated office space in 2016. As of December 31, 2018, future minimum payments related to this operating lease totaled approximately $2.3 million for the remaining term of the lease.

In August 2017, we entered into an agreement to amend our lease of approximately 28,000 square feet of office space in South Jordan, Utah. This amendment extends the term of this facility lease by 5 years and 3 months from January 2018 to March 2023. As of December 31, 2018, future minimum payments related to this operating lease totaled approximately $2.9 million for the remaining term of the lease.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2018 and 2017 our cash and cash equivalents were invested as follows (in thousands):

	December 31, 2018	December 31, 2017
Cash (1)	$12,766	$5,098
Money market funds (2)	323	35,195
Total cash and cash equivalents	$13,089	$40,293

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At December 31, 2018 and 2017 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our total accounts receivable. As of December 31, 2018, three customers represented 19%, 19% and 19%, respectively, for a combined total of 57% of our $349.5 million total outstanding accounts receivable balance. As of December 31, 2017, three customers represented 19%, 18% and 18%, respectively, or a combined total of 55%, of our $280.9 million total outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at December 31, 2018 and December 31, 2017. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2018. Accordingly, our estimate for uncollectible amounts at December 31, 2018 was immaterial.

Significant Customers

Substantially all revenue for the years ended December 31, 2018, 2017, and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December 31, 2018, 2017, and 2016 are presented in the table below:

	Year Ended December 31,
	2018	2017	2016
Humana	22%	20%	22%
UnitedHealthcare [1]	19%	23%	19%
Aetna [2]	14%	10%	11%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Note 12 to the Consolidated Financial Statements under the caption “Selected Quarterly Financial Data (Unaudited).”

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of eHealth, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue as a result of the full retrospective adoption of Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” as amended.

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
Redwood City, California
March 13, 2019

EHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31, 2018	December 31, 2017 (1)
Assets
Current assets:
Cash and cash equivalents	$13,089	$40,293
Accounts receivable	3,601	1,475
Commissions receivable - current	134,190	109,666
Prepaid expenses and other current assets	5,288	4,305
Total current assets	156,168	155,739
Commissions receivable - non-current	211,668	169,751
Property and equipment, net	7,684	4,705
Other assets	11,276	7,287
Intangible assets, net	12,249	7,540
Goodwill	40,233	14,096
Total assets	$439,278	$359,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,688	$3,246
Accrued compensation and benefits	20,763	15,498
Accrued marketing expenses	11,013	4,693
Earnout liability - current	20,730	—
Other current liabilities	2,425	2,008
Total current liabilities	60,619	25,445
Debt	5,000	—
Earnout liability - non-current	19,270	—
Deferred income taxes	47,901	45,089
Other non-current liabilities	3,339	1,920
Stockholders’ equity:
Preferred stock: $0.001 par value; Authorized shares: 10,000,000; Issued and outstanding shares: none	—	—
Common stock: $0.001 par value; Authorized shares: 100,000,000; Issued shares: 30,863,365 and 29,879,952 at December 31, 2018 and 2017, respectively; Outstanding shares: 19,437,073 and 18,641,957 at December 31, 2018 and 2017, respectively	31	30
Additional paid-in capital	298,024	281,706
Treasury stock, at cost: 11,426,292 and 11,237,995 shares at December 31, 2018 and 2017, respectively	(199,998)	(199,998)
Retained earnings	204,965	204,724
Accumulated other comprehensive income	127	202
Total stockholders’ equity	303,149	286,664
Total liabilities and stockholders’ equity	$439,278	$359,118
(1) As adjusted for the adoption of ASC 606 using the full retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017 (1)	2016 (1)

Revenue
Commission	$227,211	$176,883	$177,234
Other	24,184	13,823	16,090
Total revenue	251,395	190,706	193,324
Operating costs and expenses:
Cost of revenue	1,228	582	862
Marketing and advertising	82,939	65,874	72,213
Customer care and enrollment	70,547	59,183	48,718
Technology and content	31,970	32,889	32,749
General and administrative	45,828	39,969	35,216
Acquisition costs	76	621	—
Change in fair value of earnout liability	12,300	—	—
Restructuring charge (benefit)	1,865	—	(297)
Amortization of intangible assets	2,091	1,040	1,040
Total operating costs and expenses	248,844	200,158	190,501
Income (loss) from operations	2,551	(9,452)	2,823
Other income, net	755	1,182	1,149
Income (loss) before provision (benefit) for income taxes	3,306	(8,270)	3,972
Provision (benefit) for income taxes	3,065	(33,696)	3,668
Net income	$241	$25,426	$304
Net income per share:
Basic	$0.01	$1.37	$0.02
Diluted	$0.01	$1.33	$0.02
Weighted-average number of shares used in per share amounts:
Basic	19,294	18,512	18,272
Diluted	20,409	19,047	18,314
Comprehensive income:
Net income	$241	$25,426	$304
Foreign currency translation adjustment, net of taxes	(75)	29	(23)
Comprehensive income	$166	$25,455	$281
(1) As adjusted for the adoption of ASC 606 using the full retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (1)
Balance at December 31, 2015	29,171	$29	$266,699	(11,026)	$(199,998)	$169,252	$196	$236,178
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	321	—	(1,187)	(110)	—	—	—	(1,187)
Stock-based compensation expense	—	—	7,266	—	—	—	—	7,266
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(23)	(23)
Cumulative effect of adoption of ASU 2016-09	—	—	—	—	—	9,742	—	9,742
Net income	—	—	—	—	—	304	—	304
Balance at December 31, 2016	29,492	29	272,778	(11,136)	(199,998)	179,298	173	252,280
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	388	1	(766)	(102)	—	—	—	(765)
Stock-based compensation expense	—	—	9,694	—	—	—	—	9,694
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	29	29
Net income	—	—	—	—	—	25,426	—	25,426
Balance at December 31, 2017	29,880	30	281,706	(11,238)	(199,998)	204,724	202	286,664
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	688	1	(1,817)	—	—	—	—	(1,816)
Common stock traded for employee tax obligation	—	—	—	(188)	—	—	—	—
Stock issued for GMG acquisition	295	—	5,595	—	—	—	—	5,595
Stock-based compensation expense	—	—	12,540	—	—		—	12,540
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(75)	(75)
Net income	—	—	—	—	—	241	—	241
Balance at December 31, 2018	30,863	$31	$298,024	(11,426)	$(199,998)	$204,965	$127	$303,149
(1) Balances and the years ended December 31, 2016 and 2017 have been adjusted for the adoption of ASC 606 using the full retrospective method.

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Operating activities
Net income	$241	$25,426	$304
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,479	2,837	3,539
Amortization of internally developed software	2,201	1,464	936
Amortization of intangible assets	2,091	1,040	1,040
Stock-based compensation expense	12,540	9,694	7,266
Deferred income taxes	2,812	(30,341)	4,652
Change in fair value of earnout liability	12,300	—	—
Other non-cash items	675	(101)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(2,127)	473	1,563
Commissions receivable	(50,967)	(21,640)	(8,032)
Prepaid expenses and other assets	232	(1,933)	(486)
Accounts payable	1,414	(1,866)	2,227
Accrued compensation and benefits	5,133	4,578	(3,466)
Accrued marketing expenses	6,320	(3,365)	(3,906)
Deferred revenue	491	(466)	587
Accrued restructuring charges	—	—	(433)
Other current liabilities	935	(1,341)	(1,565)
Net cash (used in) provided by operating activities	(3,230)	(15,541)	4,083
Investing activities
Capitalized internal-use software and website development costs	(6,294)	(3,210)	(1,837)
Purchases of property and equipment and other assets	(4,534)	(1,868)	(1,889)
Acquisition of business, net of cash acquired	(14,929)	—	—
Net cash used in investing activities	(25,757)	(5,078)	(3,726)
Financing activities
Net proceeds from exercise of common stock options	2,688	1,037	62
Cash used to net-share settle equity awards	(4,504)	(1,802)	(1,248)
Proceeds from line of credit	5,000	—	—
Debt issuance costs	(1,221)	—	—
Principal payments in connection with capital leases	(103)	(105)	(83)
Net cash (used in) provided by financing activities	1,860	(870)	(1,269)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	1	(17)
Net decrease in cash, cash equivalents and restricted cash	(27,204)	(21,488)	(929)
Cash, cash equivalents and restricted cash at beginning of period	40,293	61,781	62,710
Cash, cash equivalents, and restricted cash at end of period	$13,089	$40,293	$61,781
Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations incurred	$112	$76	$51
Supplemental disclosure of cash flows
Cash paid for interest	$44	$20	$14
Cash paid for income taxes, net of refunds	$139	$219	$628
(1) As adjusted for the adoption of ASC 606 using the full retrospective method.

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

Adoption of New Accounting Standard—Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC 606), as discussed in detail below under Adoption of New Accounting Standards using the full retrospective method, which requires adjusting prior periods as if ASC 606 had been in effect as of the beginning of the earliest period presented. Thus, the accompanying consolidated balance sheet as of December 31, 2017 as well as the accompanying statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016 have been adjusted to reflect the adoption of ASC 606 as have all related disclosures, including segment information. See “Revenue Recognition” below for additional information on ASC 606 and Note 14 - Adoption Impact of New Revenue Standard for further discussion of the adoption and the impact on our previously reported historical results.

Principles of Consolidation—The consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Operating Segments—We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation, depreciation and amortization expense and amortization of intangible assets.

Use of Estimates—The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Reclassifications—For presentation purposes, certain prior period amounts have been reclassified to conform to the reporting in the current period financial statements. Specifically, for the year ended December 31, 2016, we reclassified $0.8 million of operating expenses related to our licensing department, which were previously reported as general and administrative expenses, to customer care and enrollment expenses due to a realignment of our departmental structures. This reclassification did not affect previously reported operating results, cash flows or stockholders’ equity.

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

See Note 3 - Balance Sheet Accounts of the Notes to Consolidated Financial Statements for additional information regarding our property and equipment.

Business Combinations—We allocate the fair value of the purchase consideration of our acquired businesses to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

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

We realigned our reporting units into two operating segments during the year ended December 31, 2016, at which time we allocated $3.7 million and $10.4 million of the carrying value of the goodwill to the Medicare and Individual, Family and Small Business segments, respectively, based on the relative fair value of the operating segments. We continued to report the same two segments during the years ended December 31, 2018 and 2017, and no goodwill impairment has been identified in any of the years presented.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a potential reduction in their fair values below their respective carrying amounts. Intangible assets with finite useful lives, which include

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition—In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As noted above, we adopted ASC 606 using the full retrospective method and, accordingly, our historical financial statements and related disclosures have been restated herein to reflect the adoption of ASC 606 for all periods presented.

We are compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or our customer care centers. We may also receive commission bonuses based on our attaining predetermined target sales levels for Medicare, individual and family, small business and ancillary health insurance products, or other objectives, as determined by the health insurance carrier, which we recognize as commission revenue when we achieve the predetermined target sales levels or other objectives. In addition, we also generate revenue from non-commission revenue sources, which include online sponsorship and advertising, technology licensing and lead referrals. Payment is typically received within 60 days of approval.

The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in ASC 606:

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commission Revenue—Our commission revenue is primarily comprised of commissions paid to us by health insurance carriers related to insurance plans that have been purchased by a member through our health insurance exchange service. We define a member as an individual currently covered by an insurance plan, which include Medicare-related, individual and family, small business and ancillary plans. We are compensated by the health insurance carrier, which we define as our customer.

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

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of an estimated constraint. We refer to these estimated and constrained lifetime values as the "constrained LTV" for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following 12-months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting member churn and forecasting the commission amounts likely to be received per member. These assumptions are based on historical trends and incorporate management’s judgment in interpreting those trends and in applying constraints discussed below. To the extent we make changes to the assumptions, we will recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whether any adjustment to those constraints should be made. We update the assumptions when we observe a sufficient level of evidence that would suggest that the long term expectation of the assumption has changed.

For the years ended December 31, 2018, 2017 and 2016, the constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained lifetime value of commissions per approved member are as follows:

	Year Ended
	December 31,
	2018	2017	2016
Medicare
Medicare Advantage	7%	7%	7%
Medicare Supplement	5%	5%	5%
Medicare Part D	5%	5%	5%

Individual and Family
Non-Qualified Health Plans	15%	15%	15%
Qualified Health Plans	20%	20%	20%

Ancillary	10%	10%	10%

Small Business	—%	—%	—%

See Note 14 - Adoption Impact of New Revenue Standard for discussion of our adoption of ASC 606.

Other Revenue—Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when control has been transferred. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue as control is transferred ratably over the service period.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize as control is transferred on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue as control is transferred at amounts where reversal of such amounts is not likely to occur. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred Revenue—Deferred revenue includes deferred technology licensing implementation fees and amounts billed for amounts billed or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue—The table below depicts the disaggregation of revenue by product for the years ended December 31, 2018, 2017 and 2016, and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended
	December 31,
	2018	2017 (1)	2016 (1)
Medicare
Medicare Advantage	$143,445	$107,567	$95,736
Medicare Supplement	31,166	15,436	11,561
Medicare Part D	14,609	11,085	8,800
Total Medicare	189,220	134,088	116,097

Individual and Family
Non-Qualified Health Plans	6,470	10,024	18,852
Qualified Health Plans	5,789	7,055	14,365
Total Individual and Family	12,259	17,079	33,217

Ancillary
Short-term	5,583	5,503	7,276
Dental	2,717	5,062	6,968
Vision	1,467	1,607	2,013
Other	4,941	3,877	2,189
Total Ancillary	14,708	16,049	18,446

Small Business	8,595	7,501	6,133

Commission Bonus	2,429	2,166	3,341

Total Commission Revenue	227,211	176,883	177,234

Other Revenue	24,184	13,823	16,090

Total Revenue	$251,395	$190,706	$193,324
(1) As adjusted for the adoption of ASC 606 using the full retrospective method

Book-of-Business Transfers—We entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration paid by us for these books-of-business amounted to $13.9 million. The consideration we paid to the broker partner was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member. As we receive commission payments from health insurance carriers for these plan members, we record the margin earned to other income (expense), net in the Consolidated Statements of Comprehensive Income. The margin earned and recorded to other income, net for these books-of-business for the years ended December 31, 2018, 2017 and 2016 totaled $0.8 million, $0.9 million, and $1.0 million respectively.

Incremental Costs to Obtain a Contract—We reviewed our sales compensation plans, which are directed at converting leads into approved members, and concluded that they are fulfillment costs and not costs to obtain a contract with a

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

health insurance carrier, which we define as our customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts.

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

Marketing and Advertising Expenses—Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. Advertising costs incurred in the years ended December 31, 2018, 2017 and 2016 totaled $64.4 million, $56.0 million and $64.8 million, respectively.

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

Research and Development Expenses—Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams. Research and development costs, which totaled $6.9 million, $7.6 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in technology and content expense in the accompanying Consolidated Statements of Comprehensive Income.

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

Internal-Use Software and Website Development Costs—We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. For the years ended December 31, 2018, 2017 and 2016, we capitalized internal-use software and website development costs of $6.3 million, $3.2 million and $1.8 million respectively, and recorded amortization expense of $2.2 million, $1.5 million, and $0.9 million respectively.

Stock-Based Compensation—We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2018, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan—In September 1998, our board of directors adopted a defined contribution retirement plan ("401(k) Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Our contributions to the 401(k) Plan are discretionary and are expensed when incurred. We also match employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 2% of the employee’s salary during such pay period for the year ended December 31, 2018, compared to a maximum of 1% for the years ended December 31, 2017 and 2016. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $1.0 million, $0.4 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to 401(k) matching contributions.

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

Recent Accounting Pronouncements

Compensation - Stock Compensation (Topic 718)—In May 2017, the FASB issued ASU No 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We adopted ASU 2017-09 in the first quarter of 2018 and the adoption of this new standard did not have a material impact on our consolidated financial statements.

Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40)—In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Agreement That is a Service Contract, which provides guidance for accounting for implementation costs incurred in internal-use cloud computing agreements. We early adopted ASU 2018-15 in the third quarter of fiscal 2018 prospectively. It did not have a material impact on our condensed consolidated financial statements.

Goodwill Impairment (Topic 350)—In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2017. The standard must be applied prospectively. We early adopted ASU 2017-04 in the first quarter of 2018 and perform our annual impairment test in the fourth fiscal quarter of each year. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Statement of Cash Flows (Topic 230)—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. ASU 2016-18 was effective for us beginning on January 1, 2018 and was applied on a retrospective basis. The adoption of this new standard did not have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented on the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-15 in the first quarter of 2018 and the adoption of this new standard did not have a material impact on our consolidated financial statements.

Leases (Topic 842)—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We plan to adopt the standard using the modified retrospective method, and we are substantially complete with our implementation efforts. We estimate the total right-of-use asset and lease liability to be approximately $23 million to $26 million.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The GoMedigap acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The major classes of assets and liabilities to which we have allocated the acquisition consideration were as follows (in thousands):

Acquisition Consideration
Cash paid	$15,000
Fair value of equity awards issued to GoMedigap members (1)	5,595
Estimated fair value of earnout liability	27,700
$48,295
Allocation
Cash and cash equivalents	$71
Commission receivable - current	4,371
Prepaid expenses and other current assets	11
Commission receivable - non-current	11,103
Property and equipment, net	174
Accounts payable	(110)
Accrued compensation and benefits	(132)
Other current liabilities	(130)
Net tangible assets acquired	15,358
Intangible assets	6,800
Goodwill	26,137
Total intangible assets acquired	32,937
Total net assets acquired	$48,295
(1) The fair value of equity awards issued was determined based on the January 22, 2018 closing price of our common stock of $18.99 per share.

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

Earnout liability—The earnout liability represents the fair value of the earnout consideration payable and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in income (loss) from operations. The earnout liability will be adjusted to the extent the enrollment targets in the acquisition agreement are not achieved. The first earnout liability payment was made in February 2019. The second payment is expected to be made in the first quarter of 2020.

Fair Value Measurements—The assets acquired and liabilities assumed of GoMedigap have been recognized at fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received to

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of prepaid expenses and other current assets, property and equipment, net, accounts payable, accrued compensation and benefits and other current liabilities approximated their carrying value at the date of acquisition. The fair value of commissions receivable was determined using a discounted rate of interest, which is a Level 2 input. Intangible assets and the earnout liability were valued using Level 3 inputs.

The fair values of the acquired intangible assets were determined using the profit allocation method, which is based on determining the estimated royalties we are relieved from paying because we own the assets.

The fair value of the earnout consideration payable was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the year ended December 31, 2018 and the year ending December 31, 2019, as well as eHealth’s simulated stock price at the time of payment. The earnout consideration payable was part of the acquisition consideration and will be adjusted to fair value at each reporting date until settled. The fair value adjustments to the earnout liability during the year ended December 31, 2018 totaled $12.3 million. We will continue to update the key assumptions each period and record any fair value adjustments, as necessary.

Following are the details of the acquisition consideration allocated to the intangible assets acquired (in thousands):

Technology	$2,000
Trade names, trademarks and website addresses	4,800
Total intangible assets	$6,800

We are amortizing the existing technology, trade names, trademarks, and website addresses using the straight-line method over an estimated life of 3 and 10 years, respectively. The estimated useful lives are based on the time periods during which the intangibles are expected to result in incremental cash flows.

We incurred $0.1 million of acquisition-related costs during the year ended December 31, 2018, which were expensed as incurred.

Prior to the acquisition date, GoMedigap recognized revenue and expenses on the cash basis of accounting. GoMedigap's historical books and records did not contain the information required to recognize revenue or prepare financial statements on a basis that would be comparable to us. Thus, the required pro-forma financial disclosures are not presented herein.

GoMedigap generated revenue of $15.2 million for the period from the acquisition date of January 22, 2018 through December 31, 2018.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Balance Sheet Accounts

Cash and Cash Equivalents—As of December 31, 2018 and 2017, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of December 31, 2018 and 2017, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, our cash and cash equivalent balances were invested as follows (in thousands):

	December 31, 2018	December 31, 2017
Cash	$12,766	$5,098
Money market funds	323	35,195
Total cash and cash equivalents	$13,089	$40,293

Concentration of Credit Risk—Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents and total accounts receivable (which includes commissions receivable). We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

We do not require collateral or other security for our total accounts receivable. As of December 31, 2018, three customers represented 19%, 19% and 19%, respectively, for a combined total of 57% of our $349.5 million total outstanding accounts receivable balance. As of December 31, 2017, three customers represented 19%, 18% and 18%, respectively, or a combined total of 55%, of our $280.9 million total outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at either December 31, 2018 or 2017. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2018. Accordingly, our estimate for uncollectible amounts at December 31, 2018 was immaterial.

Accounts Receivable—As of December 31, 2018 and 2017, our total accounts receivable consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Commissions receivable - current	$134,190	$109,666
Commissions receivable - non-current	211,668	169,751
Accounts receivable	3,601	1,475
Total accounts receivable	$349,459	$280,892

The commissions receivable balance as of December 31, 2018 and 2017, primarily relates to Medicare Advantage and Medicare Part D plans sold during the fourth quarters of 2018 and 2017 with effective dates in 2019 and 2018, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets—As of December 31, 2018 and 2017, prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Prepaid maintenance contracts	$1,937	$1,944
Equity issuance costs	294	—
Prepaid insurance	161	490
Prepaid rent	324	311
Income tax receivable	1,108	195
Other current assets	1,464	1,365
Prepaid expenses and other current assets	$5,288	$4,305

Property and Equipment—As of December 31, 2018 and 2017, property and equipment consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Computer equipment and software	$17,246	$17,112
Office equipment and furniture	3,319	3,583
Leasehold improvements	6,345	3,156
Property and equipment, gross	26,910	23,851
Less accumulated depreciation and amortization	(19,226)	(19,146)
Property and equipment, net	$7,684	$4,705

Depreciation and amortization expense related to property and equipment totaled $2.5 million, $2.8 million, and $3.5 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Other Assets—As of December 31, 2018 and 2017, other assets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Capitalized software project costs	$8,308	$4,481
Security deposits	483	545
Debt issuance costs - non-current	1,099	—
Deferred tax assets	232	232
Income tax receivable	913	1,826
Other assets	241	203
Other assets	$11,276	$7,287

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets—The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below (dollars in thousands, weighted-average useful life is as of December 31, 2018):

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$2,000	$(611)	$1,389	2.1	$1,700	$(1,700)	$—
Pharmacy and customer relationships	9,500	(8,234)	1,266	1.3	10,100	(7,884)	2,216
Trade names, trademarks and website addresses	5,700	(1,220)	4,480	8.9	907	(697)	210
Total intangible assets subject to amortization	$17,200	$(10,065)	7,135		$12,707	$(10,281)	$2,426
Indefinite-lived trademarks and domain names			5,114	Indefinite			5,114
Intangible assets			$12,249				$7,540

During the years ended December 31, 2018, 2017 and 2016, amortization expense related to intangible assets totaled $2.1 million, $1.0 million, and $1.0 million, respectively.

As of December 31, 2018, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2019	$667	$950	$570	$2,187
2020	667	316	510	1,493
2021	55	—	480	535
2022	—	—	480	480
2023	—	—	480	480
Thereafter	—	—	1,960	1,960
Total	$1,389	$1,266	$4,480	$7,135

Other Current Liabilities—As of December 31, 2018 and 2017, other current liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred revenue	$876	$385
Taxes payable	224	169
Professional fees	537	1,012
Payable to carriers	418	—
Other accrued expenses	370	442
Total other current liabilities	$2,425	$2,008

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-current Liabilities—As of December 31, 2018 and 2017, non-current liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred rent – non-current	$1,081	$724
Accrued affiliate commissions - non-current	1,268	1,092
Sublease security deposit	820	—
Other non-current liabilities	170	104
Total non-current liabilities	$3,339	$1,920

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2018				December 31, 2017
	Carrying Value	Level 1	Level 3	Total	Carrying Value	Level 1	Total
Assets
Money market funds	$323	$323	$—	$323	$35,195	$35,195	$35,195
Total assets measured and recorded at fair value	$323	$323	$—	$323	$35,195	$35,195	$35,195

Liability
Earnout liability - current	$20,730	$—	$20,730	$20,730	$—	$—	$—
Earnout liability - non-current	19,270	—	$19,270	$19,270	—	—	—
Total liabilities measured and recorded at fair value	$40,000	$—	$40,000	$40,000	$—	$—	$—

Our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1.

We measure the earnout liability using internally developed assumptions, therefore it is classified as Level 3. The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the year ended December 31, 2018 and the year ending December 31, 2019 and our simulated stock price at the time of payment.

Earnout liability activity during the year ended December 31, 2018 was as follows (in thousands):

Balance at December 31, 2017	$—
Recognition of earnout liability upon acquisition of GoMedigap on January 22, 2018	27,700
Change in fair value	12,300
Balance at December 31, 2018	$40,000

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholder’s Equity

Preferred Stock—Our board of directors has the authority, without any further action by our stockholders, to issue up to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

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

Shares Reserved—We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

December 31, 2018
Common stock:
Stock options issued and outstanding	1,005
Restricted stock units issued and outstanding	1,869
Shares available for grant	512
Total shares reserved	3,386
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

Our stock options granted under the 2014 Plan generally vest over four years at a rate of 25% after one year and 1/48th per month thereafter. Stock options granted under the 2014 Plan generally expire after seven years from the date of grant. On December 31, 2018, no shares were subject to repurchase.

Our restricted stock unit awards granted under the 2014 Plan, 2006 Plan and 2005 Stock Plan generally vest over four years at a rate of 25% after one year and 25% annually thereafter.

We have granted market-based restricted stock units to our executive officers and certain members of our senior management team. Each market-based stock unit represents a contingent right to receive certain shares of our common stock upon the attainment of certain stock prices over a four-year performance period. Once a stock price threshold is achieved, the

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of the award related to that threshold will vest on the one-year anniversary of the date of achievement, subject to the employee's continued service through each vesting date. Compensation expense related to these awards is recognized on an accelerated basis over the requisite service period.

The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the year ended December 31, 2018 (in thousands):

Shares Available for Grant (1)
Shares available for grant December 31, 2017 (1)	1,409
Restricted stock units granted (2)	(827)
Options granted (3)	(317)
Restricted stock units cancelled (4)	198
Options cancelled	49
Shares available for grant December 31, 2018 (1)	512

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(3)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(4)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2017	983	$17.38	4.6	$2,522
Granted	317	$23.42
Exercised	(165)	$16.69
Cancelled	(130)	$24.37
Balance outstanding at December 31, 2018	1,005	$18.34	5.0	$20,226
Vested and expected to vest at December 31, 2018	953	$18.13	4.9	$19,390
Exercisable at December 31, 2018	451	$16.40	3.9	$9,987

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2018 and December 31, 2017 at the exercise price of in-the-money options as of those dates.

The following table provides information pertaining to our stock options for the years ended December 31, 2018, 2017 and 2016 (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2018	2017	2016
Weighted average fair value of options granted	$12.78	$9.03	$4.46
Total fair value of options vested	$2,263	$799	$1,243
Intrinsic value of options exercised	$1,461	$430	$4

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units [1]	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value (2)
Unvested as of December 31, 2017	1,745	$14.24	2.3	$30,313
Granted	846	$21.14
Vested	(524)	$14.26
Cancelled	(198)	$16.08
Unvested as of December 31, 2018	1,869	$16.95	4.8	$71,816

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference of our closing stock price as of December 31, 2018 and December 31, 2017 multiplied by the number of restricted stock units outstanding as of December 31, 2018 and December 31, 2017, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the years ended December 31, 2018, 2017 or 2016. In addition to 10,663,888 shares repurchased under our past repurchase programs as of December 31, 2018, we had in treasury 762,404 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2018 and 2017, we had a total of 11,426,292 shares and 11,237,995, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense—The fair value of stock options granted to employees for the years ended December 31, 2018, 2017 and 2016 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term	4.3	4.3	4.4
Expected volatility	68.3%	69.8%	65.4%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.7%	1.8%	1.1%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of the market-based options and restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term	1.6	1.6	2.1
Expected volatility	69.8%	70.9%	67.9%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.5%	1.7%	1.1%
Weighted-average grant date fair value	$13.48	$9.42	$9.64

The following table summarizes stock-based compensation expense recorded during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Common stock options	$1,991	$1,863	$1,015
Restricted stock units	10,549	7,831	6,251
Total stock-based compensation expense	$12,540	$9,694	$7,266

The following table summarizes stock-based compensation expense by operating function for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Marketing and advertising	$1,974	$1,033	$1,237
Customer care and enrollment	816	418	497
Technology and content	1,675	1,410	1,836
General and administrative	7,824	6,833	3,696
Restructuring charge	251	—	—
Total stock-based compensation expense	$12,540	$9,694	$7,266

As of December 31, 2018, there were $4.8 million of total unamortized compensation costs, net of estimated forfeitures, related to stock options, and these costs are expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2018, there were $21.9 million of total unamortized compensation costs, net of estimated forfeitures, related to restricted stock units, and these costs are expected to be recognized over a weighted average period of 2.8 years.

During the year ended December 31, 2018, due to changes in our senior management, we accelerated the vesting dates of certain stock options and restricted stock units granted to two former employees. We recorded a $0.5 million incremental stock-based compensation expense in connection with this modification.

During the year ended December 31, 2016, due to changes in our senior management, we accelerated the vesting dates of certain stock options and restricted stock units granted to three former employees. We recorded a $0.5 million incremental stock-based compensation expense in connection with this modification.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Taxes

The components of our income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$2,458	$(9,242)	$3,087
Foreign	848	972	885
Income (loss) before provision (benefit) for income taxes	$3,306	$(8,270)	$3,972

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$5	$(275)	$(948)
State	48	(1,433)	(214)
Foreign	213	179	178
Total current	266	(1,529)	(984)
Deferred:
Federal	165	(28,161)	4,306
State	2,648	(3,992)	361
Foreign	(14)	(14)	(15)
Total deferred	2,799	(32,167)	4,652
Provision (benefit) for income taxes	$3,065	$(33,696)	$3,668

In 2018, we had worldwide consolidated income before tax of $3.3 million, and tax expense of $3.1 million, with an annual effective tax rate of 92.7%. Our 2018 effective income tax rate differed from the U.S. statutory rate primarily due to a $2.4 million valuation allowance related to state net operating loss carryforwards that are expected to expire unutilized.

The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	(7.2)	31.7	14.1
Non-qualified stock option shortfalls (windfalls), net	(29.4)	1.9	23.0
Stock-based compensation	21.6	(9.7)	18.3
Lobbying	15.2	(9.1)	8.9
Research and development credits	(17.1)	(1.5)	(20.4)
Changes in valuation allowance	72.8
Tax reform - tax rate change	—	355.9	—
Foreign income tax and income inclusion	6.8	2.7	10.9
Non-deductible parking expense	3.1	—	—
Other permanent differences	5.9	0.7	2.4
Effective tax rate	92.7%	407.6%	92.2%

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Cuts and Jobs Act ("Jobs Act") was passed on December 22, 2017, which has various impacts on our income tax provision. The main impact of the Jobs Act on our provision (benefit) for income taxes is the decrease in our statutory federal income tax rate from 35% to 21%. During the year ended December 31, 2017, we made reasonable estimates of the effects of the Jobs Act and recorded provisional amounts. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Jobs Act, without any material adjustments to our previous estimates. In addition, our tax provision for the year ended December 31, 2018 has been adjusted for other impacts of the Jobs Act including, among other things, certain limitations on deductions, taxes on Global Intangible Low-Taxed Income ("GILTI") earned by our China subsidiary and changes to the Section 162(m) limitation rules for executive compensation. An accounting policy election is allowed to either treat taxes due to GILTI inclusions as a current period expense or account for GILTI in the measurement of deferred tax assets. We have elected to treat GILTI as a current period expense. As such, we have not recognized any deferred taxes related to GILTI.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

The tax effects of significant items comprising our deferred taxes as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Accruals and reserves	$6,349	$2,499
Stock-based compensation	2,388	2,443
Intangible assets	61	448
Net operating losses	22,181	12,055
Tax credits	4,508	3,569
Other	250	178
Total deferred tax assets	35,737	21,192
Valuation allowance	(2,407)	—
Total deferred tax assets net of valuation allowance	33,330	21,192
Deferred tax liabilities:
Intangible assets	(710)	(1,083)
Commissions receivable	(80,289)	(64,911)
Fixed assets	—	(55)
Total deferred tax liabilities	$(80,999)	$(66,049)
Net deferred tax liabilities	$(47,669)	$(44,857)

As a result of our adoption of ASC 606 using the full retrospective method, we recognized a significant deferred tax liability in our recasted opening balance sheet due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect cash. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significantly increased deferred tax liability, we reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective adoption of ASC 606 was applied. We continue to recognize all our deferred tax assets as of December 31, 2018, as we believe it is more likely than not that the net deferred tax assets will be fully realized, other than $2.4 million of deferred tax assets related to California net operating losses that is not expected to be realized prior to expiration.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. As of December 31, 2018, a

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partial valuation allowance of $2.4 million is recorded against California net operating losses. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize those net operating losses.

We had net operating loss carryforwards at December 31, 2018 of approximately $81.0 million and $82.6 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2034 and 2021, respectively. At December 31, 2018, we had tax credit carry forwards of approximately $3.9 million and $4.9 million for federal income tax and state income tax purposes, respectively. The federal tax credit carryforwards begin expiring in 2021. The state tax credits carry forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2015	$6,184
Lapse of statute of limitations	(1,236)
Additions based on tax positions related to the current year	305
Balance at December 31, 2016	5,253
Decrease based on tax positions related to the prior year	(862)
Lapse of statute of limitations	(1,637)
Additions based on tax positions related to the current year	342
Balance at December 31, 2017	3,096
Increase based on tax positions related to the prior year	579
Lapse of statute of limitations	(5)
Additions based on tax positions related to the current year	70
Balance at December 31, 2018	$3,740
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

As of December 31, 2018, the total amount of gross unrecognized tax benefits was $3.7 million, of which $3.3 million, if recognized, would affect our effective tax rate. As of December 31, 2017, the total amount of gross unrecognized tax benefits was $3.1 million, of which $2.7 million, if recognized, would affect our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2018, the amount accrued for estimated interest related to uncertain tax positions was immaterial. We did not record an accrual for penalties.

Included in the balance of income tax liabilities and accrued interest at December 31, 2018 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next twelve months.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic:
Numerator:
Net income	$241	$25,426	$304
Denominator:
Net weighted-average number of common stock shares outstanding	19,294	18,512	18,272
Net income per share—basic:	$0.01	$1.37	$0.02
Diluted:
Numerator:
Net income	$241	$25,426	$304
Denominator:
Net weighted average number of common stock shares outstanding	19,294	18,512	18,272
Dilutive effect of common stock	1,115	535	42
Total common stock shares used in per share calculation	20,409	19,047	18,314
Net income per share—diluted	$0.01	$1.33	$0.02

For each of the years ended December 31, 2018,  2017 and 2016, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Common stock options	291	908	1,222
Restricted stock units	13	1,296	768
Total	304	2,204	1,990

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

On April 6, 2018, a former California employee filed a complaint against us in the Superior Court of the State of California for the County of Sacramento.  The plaintiff’s complaint was filed pursuant to the California Labor Code Private Attorneys General Act of 2004, purportedly on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California.  The complaint alleges that we violated a number of wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing uninterrupted meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement  for necessary business-related expenses and costs.  The complaint seeks allegedly unpaid wages, civil penalties and costs, expenses and attorneys’ fees.  Discovery has only recently commenced, and as a result we cannot estimate the likelihood of liability or the amount of potential damages.

On May 8, 2018, an individual filed a putative class action complaint against us.  The complaint alleges that we violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(c) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder by initiating or causing to be initiated telephone solicitations to telephone subscribers who registered their respective telephone numbers on the National Do Not Call Registry.  The complaint alleged, among other things, that we (i) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent to place such calls in violation of 47 U.S.C. § 227(c)(5); and (ii) initiated calls for telemarketing purposes without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200(d).  The complaint sought (i) an order certifying a class of individuals in the United States who (A) received more than one telephone call made by or on behalf of eHealth within a 12-month period; and (B) to a telephone number that had been registered with the National Do Not Call Registry for at least 30 days; (ii) an award of actual and statutory damages for each negligent violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(B); (iii) an award of actual and statutory damages for each knowing and/or willful violation to each member of the class pursuant to 47 U.S.C. § 227(b)(3)(A); (iv) an injunction requiring us and our agents to cease all unsolicited telephone activities and otherwise protecting the interest of the class pursuant to 47 U.S.C. § 227(b)(3)(A); and (v) pre-judgment and post-judgment interest on monetary relief. A first amended complaint was filed in the action in September 2018 to add an additional plaintiff, and we answered the first amended complaint in October 2018. In October 2018, we also entered into a settlement agreement with the original plaintiff that included a release of the original plaintiff’s individual claims. The second plaintiff dismissed the first amended complaint without prejudice in November 2018. This did not have a material effect on our consolidated financial statements.

Operating Lease Obligations

We lease our operating facilities and certain of our equipment and furniture and fixtures under various operating leases, the latest of which expires in February 2029. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the upcoming expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of December 31, 2018, future

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimum payments are expected to be $17.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of December 31, 2018, future minimum payments are expected to be $4.4 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of December 31, 2018.

Total rent expense under all operating leases was approximately $5.3 million, $4.6 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2018 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2019	4,804	3,844	8,648
2020	5,209	2,222	7,431
2021	3,766	568	4,334
2022	3,878	18	3,896
2023	3,100	—	3,100
Thereafter	10,863	—	10,863
Total	$31,620	$6,652	$38,272

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Operating Segments, Geographic Information and Significant Customers

Operating Segments

The following table presents summary results of our operating segments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
Medicare	$210,570	$142,448	$122,156
Individual, Family and Small Business	40,825	48,258	71,168
Total revenue	$251,395	$190,706	$193,324

Segment profit
Medicare segment profit	$60,844	$22,137	$10,394
Individual, Family and Small Business segment profit	5,803	9,573	33,050
Total segment profit	66,647	31,710	43,444
Corporate	(32,996)	(26,970)	(29,073)
Stock-based compensation expense	(12,289)	(9,694)	(7,266)
Depreciation and amortization	(2,479)	(2,837)	(3,539)
Change in fair value of earnout liability	(12,300)	—	—
Restructuring (charge) benefit	(1,865)	—	297
Acquisition costs	(76)	(621)	—
Amortization of intangible assets	(2,091)	(1,040)	(1,040)
Other income (expense), net	755	1,182	$1,149
Income (loss) before provision (benefit) for income taxes	$3,306	$(8,270)	$3,972

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consist primarily of property and equipment, internally-developed software, goodwill and other indefinite-lived intangible assets and finite-lived intangible assets. All of our intangible assets are located in the United States. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
United States	$70,710	$32,876
China	499	550
Total	$71,209	$33,426

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

Substantially all revenue for the years ended December 31, 2018, 2017 and 2016 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the years ended December 31, 2018, 2017 and 2016 are presented in the table below:

	Year Ended December 31,
	2018	2017	2016
Humana	22%	20%	22%
UnitedHealthcare [1]	19%	23%	19%
Aetna [2]	14%	10%	11%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna includes other carriers owned by Aetna.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Debt

On September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit subfacility. The commitments under the Credit Agreement expire on September 17, 2021, at which time any amounts drawn under facility are contractually due.
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
Amounts not borrowed under the Credit Agreement will be subject to a commitment fee of 0.5% per annum on the daily unused portion of the credit facility, to be paid in arrears on the first business day of each calendar quarter. At closing, the Company paid a one-time facility fee of 1.75% of the total commitments under the Credit Agreement. The Company is also obligated to pay other customary administration fees for a credit facility of this size and type.
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of December 31, 2018, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on the balance sheet as of December 31, 2018.
As of December 31, 2018, we had $5.0 million outstanding principal amount under our revolving credit facility, which was repaid in full in January 2019.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Restructuring Charges
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
We recognized $1.9 million in pre-tax restructuring charges, which included approximately $1.6 million for employee termination benefits and $0.3 million in non-cash accelerated stock-based compensation in the year ended December 31, 2018. The restructuring activities comprising the plan were completed during the three months ended June 30, 2018.

The following table summarizes the total cash and non-cash restructuring charges recognized during the year ended December 31, 2018 (in thousands):

Employee termination costs	$1,605
Non-cash employee termination costs - stock-based compensation	251
Other restructuring related costs	9
Total restructuring charges	$1,865

The following table summarizes the accrued restructuring charges activity during the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Beginning balance	Charges	Payments	Ending balance
Employee termination costs	$—	$1,605	$(1,605)	$—
Accrued restructuring charges - current	$—	$1,605	$(1,605)	$—

Note 12 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2018 and 2017 is as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$43,070	$32,657	$40,751	$134,917	$251,395
Income (loss) from operations	(6,720)	(16,920)	(15,454)	41,645	2,551
Net income (loss)	(4,845)	(12,014)	(8,972)	26,072	241
Net income (loss) per share:
Basic (2)	$(0.26)	$(0.63)	$(0.47)	$1.32	$0.01
Diluted (2)	$(0.26)	$(0.63)	$(0.47)	$1.25	$0.01

For the Year Ended December 31, 2017	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Year (1)
Revenue	$41,556	$34,566	$31,466	$83,118	$190,706
Income (loss) from operations	(4,113)	(10,468)	(15,673)	20,802	(9,452)
Net income (loss)	1,080	(1,506)	(2,176)	28,028	25,426
Net income (loss) per share:
Basic (2)	$0.06	$(0.08)	$(0.12)	$1.50	$1.37
Diluted (2)	$0.06	$(0.08)	$(0.12)	$1.47	$1.33
(1) As adjusted for the adoption of ASC 606 using the full retrospective method

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Computed using weighted-average share amounts outstanding for the respective periods presented

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Subsequent Event

Public offering of common stock

Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019, we entered into an underwriting agreement to issue 2,400,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share in January 2019, for a total of 2,760,000 shares issued in connection with the offering. Net proceeds from the offering were approximately $126.2 million after deducting underwriting discounts, commissions and estimated expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Adoption Impact of New Revenue Standard

As discussed in Note 1 - Summary of Significant Accounting Policies, the FASB issued ASU 2014-09 in
2014, which, as amended, created ASC 606. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also contains significant new disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 effective January 1, 2018, on a retrospective basis. We have applied the standard to all contracts.

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

The following tables present the impact of the adoption of ASC 606 on our previously reported historical results for the periods presented (in thousands):

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Balance Sheet Impact
	December 31, 2017
	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$40,293	$—	$40,293
Accounts receivable	9,894	(8,419)	1,475
Commissions receivable - current	—	109,666	109,666
Prepaid expenses and other current assets	4,845	(540)	4,305
Total current assets	55,032	100,707	155,739
Commissions receivable - non-current	—	169,751	169,751
Property and equipment, net	4,705	—	4,705
Other assets	7,317	(30)	7,287
Intangible assets, net	7,540	—	7,540
Goodwill	14,096	—	14,096
Total assets	$88,690	$270,428	$359,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,246	$—	$3,246
Accrued compensation and benefits	15,498	—	15,498
Accrued marketing expenses	4,088	605	4,693
Other current liabilities	3,815	(1,807)	2,008
Total current liabilities	26,647	(1,202)	25,445
Deferred income taxes - non-current	—	45,089	45,089
Other non-current liabilities	900	1,020	1,920
Stockholders' equity:
Common stock	30	—	30
Additional paid-in-capital	281,706	—	281,706
Treasury stock, at cost	(199,998)	—	(199,998)
Retained earnings	(20,796)	225,520	204,724
Accumulated other comprehensive income	201	1	202
Total stockholders' equity	61,143	225,521	286,664
Total liabilities and stockholders' equity	$88,690	$270,428	$359,118

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Income Statement Impact
	Year Ended December 31, 2017
Statement of Operations	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue:
Commission	$158,424	$18,459	$176,883
Other	13,931	(108)	13,823
Total revenue	172,355	18,351	190,706
Operating costs and expenses:
Cost of revenue	2,273	(1,691)	582
Marketing and advertising	65,874	—	65,874
Customer care and enrollment	59,183	—	59,183
Technology and content	32,889	—	32,889
General and administrative	39,969	—	39,969
Acquisition costs	621	—	621
Amortization of intangible assets	1,040	—	1,040
Total operating costs and expenses	201,849	(1,691)	200,158
Income (loss) from operations	(29,494)	20,042	(9,452)
Other income, net	327	855	1,182
Income (loss) before income taxes	(29,167)	20,897	(8,270)
Benefit from income taxes	(3,755)	(29,941)	(33,696)
Net income (loss)	$(25,412)	$50,838	$25,426

Net income (loss) per basic share	$(1.37)	$2.74	$1.37
Net income (loss) per diluted share	$(1.37)	$2.70	$1.33

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Income Statement Impact
	Year Ended December 31, 2016
Statement of Operations	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue:
Commission	$170,850	$6,384	$177,234
Other	16,110	(20)	16,090
Total revenue	186,960	6,364	193,324
Operating costs and expenses:
Cost of revenue	3,176	(2,314)	862
Marketing and advertising	72,213	—	72,213
Customer care and enrollment	48,718	—	48,718
Technology and content	32,749	—	32,749
General and administrative	35,216	—	35,216
Restructuring charges (benefit)	(297)	—	(297)
Amortization of intangible assets	1,040	—	1,040
Total operating costs and expenses	192,815	(2,314)	190,501
Income (loss) from operations	(5,855)	8,678	2,823
Other income, net	102	1,047	1,149
Income (loss) before income taxes	(5,753)	9,725	3,972
Provision (benefit) for income taxes	(871)	4,539	3,668
Net income (loss)	$(4,882)	$5,186	$304

Net income (loss) per basic share	$(0.27)	$0.29	$0.02
Net income (loss) per diluted share	$(0.27)	$0.29	$0.02

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Operating Segment Impact
	Year Ended December 31, 2017
	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue
Medicare segment revenue	$102,584	$39,864	$142,448
Individual, Family and Small Business segment revenue	69,771	(21,513)	48,258
Total revenue	$172,355	$18,351	$190,706

Segment profit (loss)
Medicare segment profit (loss)	$(18,760)	$40,897	$22,137
Individual, Family and Small Business segment profit	30,427	(20,854)	9,573
Total segment profit	11,667	20,043	31,710
Corporate	(26,969)	(1)	(26,970)
Stock-based compensation expense	(9,694)	—	(9,694)
Depreciation and amortization	(2,837)	—	(2,837)
Acquisition costs	(621)		(621)
Amortization of intangible assets	(1,040)	—	(1,040)
Other income, net	327	855	1,182
Income (loss) before provision (benefit) for income taxes	$(29,167)	$20,897	$(8,270)

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Operating Segment Impact
	Year Ended December 31, 2016
	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Revenue
Medicare segment revenue	$80,269	$41,887	$122,156
Individual, Family and Small Business segment revenue	106,691	(35,523)	71,168
Total revenue	$186,960	$6,364	$193,324

Segment profit (loss)
Medicare segment profit (loss)	$(33,141)	$43,535	$10,394
Individual, Family and Small Business segment profit	67,905	(34,855)	33,050
Total segment profit	34,764	8,680	43,444
Corporate	(29,071)	(2)	(29,073)
Stock-based compensation expense	(7,266)	—	(7,266)
Depreciation and amortization	(3,539)	—	(3,539)
Restructuring (charge) benefit	297	—	297
Amortization of intangible assets	(1,040)	—	(1,040)
Other income, net	102	1,047	1,149
Income (loss) before provision (benefit) for income taxes	$(5,753)	$9,725	$3,972

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Cash Flow Impact - Operating Activities
	Year Ended December 31, 2017
	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Operating activities
Net income (loss)	$(25,412)	$50,838	$25,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,837	—	2,837
Amortization of internally developed software	1,464	—	1,464
Amortization of book-of-business consideration	1,167	(1,167)	—
Amortization of intangible assets	1,040	—	1,040
Stock-based compensation expense	9,694	—	9,694
Deferred income taxes	(401)	(29,940)	(30,341)
Other non-cash items	(101)	—	(101)
Changes in operating assets and liabilities:
Accounts receivable	(681)	1,154	473
Commissions receivable	—	(21,640)	(21,640)
Prepaid expenses and other assets	(1,933)	—	(1,933)
Accounts payable	(1,866)	—	(1,866)
Accrued compensation and benefits	4,578	—	4,578
Accrued marketing expenses	(3,070)	(295)	(3,365)
Deferred revenue	(574)	108	(466)
Accrued restructuring charges	—	—	—
Other current liabilities	(2,283)	942	(1,341)
Net cash used in operating activities	$(15,541)	$—	$(15,541)

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Cash Flow Impact - Operating Activities
	Year Ended December 31, 2016
	As Reported	ASC 606 Adoption Adjustment	As Adjusted
Operating activities
Net income (loss)	$(4,882)	$5,186	$304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,539	—	3,539
Amortization of internally developed software	936	—	936
Amortization of book-of-business consideration	1,649	(1,649)	—
Amortization of intangible assets	1,040	—	1,040
Stock-based compensation expense	7,266	—	7,266
Deferred income taxes	114	4,538	4,652
Other non-cash items	(233)	90	(143)
Changes in operating assets and liabilities:
Accounts receivable	434	1,129	1,563
Commissions receivable	—	(8,032)	(8,032)
Prepaid expenses and other assets	(486)	—	(486)
Accounts payable	2,227	—	2,227
Accrued compensation and benefits	(3,466)	—	(3,466)
Accrued marketing expenses	(3,540)	(366)	(3,906)
Deferred revenue	567	20	587
Accrued restructuring charges	(433)	—	(433)
Other current liabilities	(649)	(916)	(1,565)
Net cash provided by operating activities	$4,083	$—	$4,083

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2018, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 13, 2019 expressed an unqualified opinion thereon.

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
March 13, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2018.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, Scott Flanders, principal financial officer, Derek Yung, and all other executive officers. The code of ethics is available on the about us/investor relations/corporate governance page of our website at www.eHealth.com. A copy may also be obtained without charge by contacting investor relations, attention Vice President of Investor Relations, 2625 Augustine Drive, Second Floor, Santa Clara, CA, 95054 or by calling (650) 584-2700.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2018.

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
March 13, 2019

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DEREK N. YUNG
Scott N. Flanders Chief Executive Officer	Derek N. Yung Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2019.

Signature	Title

/s/ SCOTT N. FLANDERS	Chief Executive Officer (Principal Executive Officer) and Director
Scott N. Flanders

/s/ DEREK N. YUNG	Chief Financial Officer (Principal Financial and Accounting Officer)
Derek N. Yung

Chairperson of the Board of Directors
Ellen O. Tauscher

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ ANDREA BRIMMER	Director
Andrea Brimmer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number	Description of Exhibit	Form	Date
2.1
Purchase Agreement dated January 16, 2018 by and among eHealth, Inc., Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap), WHL Advisors, Inc., Qavah Ventures, LLC, Richard Cantu, Kevin Walbrick, and Kevin Walbrick as the exclusive member representative thereunder

		Current Report on Form 8-K (File No. 001-33071)	January 16, 2018
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2	Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1	Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
10.1*	Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*	Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.3*	Employment Agreement, dated July 11, 2016, between David Francis and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.4*	Form of Severance Letter with Robert Hurley	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.5*	Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6*	Employment Agreement, dated June 4, 2018, between Derek Yung and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2018
10.7
Credit Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein

		Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.8	Security Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., PlanPrescriber, Inc., Wealth, Health and Life Advisors, LLC, and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.9	Guaranty, dated September 17, 2018, by and between PlanPrescriber, Inc. and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.10	Lease Agreement, dated March 29, 2018, between Ascentris-116b, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 2, 2018
10.11	Lease Agreement, dated April 25, 2018, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 30, 2018
10.12	Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.12.1	First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009

10.12.2	Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010
10.12.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.12.4	Fourth Amendment to Lease Agreement, effective as of July 13, 2018, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2018
10.13	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.13.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.13.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.13.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.13.4	Eighth Amendment to Standard Lease Agreement (Officer) and Partial Termination of Lease dated June 23, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 28, 2016
10.13.5	Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2016
10.14
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
		Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008
10.14.2	Amendment Two to Property Management Service Contract, effective January 16, 2008, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Annual Report on Form 10-K (File No. 001-33071)	March 17, 2008
10.14.3
Appendix 4 to Office Lease Contract, dated March 27, 2008, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.
		Quarterly Report on Form 10-Q (File No. 001-33071)	May 12, 2008
10.14.4
Appendix 5 to Office Lease Contract, dated May 19, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.
		Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009

10.14.5
Office Lease Contract, dated September 23, 2009, among Xiamen Torch Hi-tech Industrial Development Zone Finance Services Center, Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.
		Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.14.6	Property Management Service Contract, effective September 24, 2009, between Xiamen Software Industry Investment & Development Co., Ltd. and eHealth China (Xiamen) Technology Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 9, 2009
10.14.7	Supplemental Agreement, effective as of April 1, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	May 15, 2013
10.14.8	Supplemental Agreement, effective as of September 9, 2013, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.14.9	Supplemental Agreement, effective as of September 1, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.14.10	Supplemental Agreement, effective as of September 15, 2014, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 22, 2014
10.14.11	Supplemental Agreement, effective as of September 1, 2015, between eHealth China (Xiamen) Technology Co., Ltd. and Xiamen Software Industry Investment & Development Co., Ltd.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2015
10.15	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.15.1	First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.15.2	Sublease, dated November 2, 2018, between JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.15.3	Consent to Sublease, dated November 27, 2018, by and among 340 Middlefield, LLC, JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.16	Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.16.1	Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2016
10.16.2	Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2017
10.16.3	Amendment No. 2 to Lease, dated December 12, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
10.17*	Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.18*	eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.19*	2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.19.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007

10.19.2*	Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.19.3*	Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.19.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.19.5*	Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.19.6*	Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.19.7*	Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.19.8*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.19.9*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.20*	2014 Equity Incentive Plan of the Registrant	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.20.1*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.2*	Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.3*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.4*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.5	Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.6	Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.20.7*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.20.8*	Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.20.9*	Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.20.10*	Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.20.11*	Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) granted to Scott N. Flanders on June 3, 2016	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.21*	Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015

10.21.1*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†
Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.