Form 10-Q
period 2019-03-31
eHealth, Inc.
filed 2019-05-07
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth Company	☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EHTH	The NASDAQ Stock Market LLC

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2019 was 22,649,067 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$135,475	$13,089
Accounts receivable	3,381	3,601
Commissions receivable—current	113,834	134,190
Prepaid expenses and other current assets	6,483	5,288
Total current assets	259,173	156,168
Commissions receivable—non-current	214,377	211,668
Property and equipment, net	7,963	7,684
Operating lease right-of-use assets	25,730	—
Other assets	12,059	11,276
Intangible assets, net	11,702	12,249
Goodwill	40,233	40,233
Total assets	$571,237	$439,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,360	$5,688
Accrued compensation and benefits	11,373	20,763
Accrued marketing expenses	3,866	11,013
Earnout liability—current	26,500	20,730
Lease liabilities—current	3,430	—
Other current liabilities	5,528	2,425
Total current liabilities	55,057	60,619
Debt	—	5,000
Earnout liability—non-current	—	19,270
Deferred income taxes—non-current	44,358	47,901
Lease liabilities—non-current	24,150	—
Other non-current liabilities	2,022	3,339
Stockholders’ equity:
Common stock	34	31
Additional paid-in capital	445,652	298,024
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	199,806	204,965
Accumulated other comprehensive income	156	127
Total stockholders’ equity	445,650	303,149
Total liabilities and stockholders’ equity	$571,237	$439,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue
Commission	$64,227	$40,707
Other	4,546	2,363
Total revenue	68,773	43,070
Operating costs and expenses:
Cost of revenue	(77)	152
Marketing and advertising	23,941	15,002
Customer care and enrollment	19,944	13,239
Technology and content	9,017	8,341
General and administrative	11,278	10,691
Acquisition costs	—	58
Change in fair value of earnout liability	13,306	—
Restructuring	—	1,856
Amortization of intangible assets	547	451
Total operating costs and expenses	77,956	49,790
Loss from operations	(9,183)	(6,720)
Other income, net	557	184
Loss before benefit from income taxes	(8,626)	(6,536)
Benefit from income taxes	(3,467)	(1,691)
Net loss	$(5,159)	$(4,845)
Net loss per share:
Basic and diluted	$(0.24)	$(0.26)
Weighted-average number of shares used in per share amounts:
Basic and diluted	21,831	18,873
Comprehensive loss
Net loss	$(5,159)	$(4,845)
Foreign currency translation adjustment, net of taxes	29	65
Comprehensive loss	$(5,130)	$(4,780)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2018	30,863	$31	$298,024	(11,426)	$(199,998)	$204,965	$127	$303,149
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	172	—	2,367	—	—	—	—	2,367
Common stock traded for employee tax obligation	—	—	(1,280)	(24)	—	—	—	(1,280)
Stock issued in equity offering	2,760	3	126,051	—	—	—	—	126,054
Stock issued for GoMedigap earnout	295	—	17,261	—	—	—	—	17,261
Stock-based compensation expense	—	—	3,229	—	—	—	—	3,229
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	(5,159)	—	(5,159)
Balance at March 31, 2019	34,090	$34	$445,652	(11,450)	$(199,998)	$199,806	$156	$445,650

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2017	29,880	$30	$281,706	(11,238)	$(199,998)	$204,725	$201	$286,664
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	60	—	109	—	—	—	—	109
Common stock traded for employee tax obligation	—	—	(286)	(16)	—	—	—	(286)
Stock-based compensation expense	—	—	2,801	—	—	—	—	2,801
Stock issued for GoMedigap acquisition	295	—	5,595					5,595
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	65	65
Net loss	—	—	—	—	—	(4,845)	—	(4,845)
Balance at March 31, 2018	30,235	$30	$289,925	(11,254)	$(199,998)	$199,880	$266	$290,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(5,159)	$(4,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(3,543)	(1,736)
Depreciation and amortization	655	619
Amortization of internally developed software	719	477
Amortization of intangible assets	547	451
Stock-based compensation expense	3,229	2,801
Change in fair value of earnout liability	13,306	—
Other non-cash items	(1,194)	389
Changes in operating assets and liabilities:
Accounts receivable	221	807
Commissions receivable	17,648	22,409
Prepaid expenses and other assets	1,111	(1,793)
Accounts payable	(768)	(567)
Accrued compensation and benefits	(9,390)	(6,912)
Accrued marketing expenses	(7,147)	(1,891)
Accrued restructuring charges	—	1,053
Deferred revenue	2,897	(289)
Accrued expense and other liabilities	(383)	(236)
Net cash provided by operating activities	12,749	10,737
Investing activities
Capitalized internal-use software and website development costs	(1,487)	(989)
Purchases of property and equipment and other assets	(1,509)	(217)
Acquisition of business, net of cash acquired	—	(14,929)
Net cash used in investing activities	(2,996)	(16,135)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	126,051	—
Net proceeds from exercise of common stock options	2,367	109
Cash used to net-share settle equity awards	(1,280)	(286)
Payment of debt	(5,000)	—
Acquisition-related contingent payments	(9,542)	—
Principal payments in connection with finance leases	(25)	(26)
Net cash provided by (used in) financing activities	112,571	(203)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	62	50
Net increase (decrease) in cash, cash equivalents and restricted cash	122,386	(5,551)
Cash, cash equivalents and restricted cash at beginning of period	13,089	40,293
Cash, cash equivalents and restricted cash at end of period	$135,475	$34,742

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

Basis of Presentation—The accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 and the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders' equity, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2018 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 14, 2019. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2019 and December 31, 2018, our results of operations for the three months ended March 31, 2019 and 2018 and our cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2019 and therefore should not be relied upon as an indicator of future results.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Operating Segments—We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

regarding our business operations. The performance measures of our segments include total revenue and profit. Our business structure is comprised of two operating segments:

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

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, and short-term insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Use of Estimates—The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenue Recognition—We are compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or our customer care centers. We may also receive commission bonuses based on our attaining predetermined target sales levels for Medicare, individual and family, small business and ancillary health insurance products, or other objectives, as determined by the health insurance carrier, which we recognize as commission revenue when we achieve the predetermined target sales levels or other objectives. In addition, we also generate revenue from non-commission revenue sources, which include online sponsorship and advertising, technology licensing and lead referrals. Payment is typically received within 60 days of approval.

We account for revenue under ASC 606—Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in ASC 606:

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

For the three months ended March 31, 2019 and 2018, the constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained lifetime value of commissions per approved member are as follows:

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Medicare
Medicare Advantage	7%	7%
Medicare Supplement	5%	5%
Medicare Part D	5%	5%

Individual and Family
Non-Qualified Health Plans	15%	15%
Qualified Health Plans	20%	20%

Ancillaries	10%	10%

Small Business	—%	—%

Other Revenue—Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized based on attainment of metrics. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue ratably over the service period.

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize ratably on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria have been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue at amounts in which reversal of such amounts is not likely to occur. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

Deferred Revenue—Deferred revenue includes deferred technology licensing implementation fees and amounts billed for or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date.

Disaggregation of Revenue—The table below depicts the disaggregation of revenue by product for the three months ended March 31, 2019 and 2018 and is consistent with how we evaluate our financial performance (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Commission Revenue:
Medicare
Medicare Advantage	$39,843	$21,935
Medicare Supplement	8,597	5,592
Medicare Part D	2,336	1,159
Total Medicare	50,776	28,686
Individual and Family (1)
Non-Qualified Health Plans	2,629	1,441
Qualified Health Plans	3,508	2,162
Total Individual and Family	6,137	3,603
Ancillaries
Short-term	1,316	1,250
Dental	790	1,219
Vision	462	340
Other	951	2,771
Total Ancillaries	3,519	5,580
Small Business	2,640	2,359
Commission Bonus	1,155	479
Total Commission Revenue	64,227	40,707
Other Revenue	4,546	2,363
Total Revenue	$68,773	$43,070

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

Accounting Pronouncement Not Yet Adopted

Financial Instruments—Credit Losses (Topic 326)—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends the guidance for accounting for assets which are potentially subject to credit risk. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for us beginning January 1, 2020 using a modified retrospective transition method. We are still in process of assessing the impact, if any, this ASU will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncement

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases (Topic 842)—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted the standard using the modified retrospective method on January 1, 2019. As a result of adopting the ASU, as of January 1, 2019, we recorded an increase to our right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively, which are discussed in Note 11—Leases in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Note 2—Acquisition

On January 22, 2018, we completed our acquisition of all outstanding membership interests of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This acquisition is expected to enhance our growing presence in the Medicare Supplement market and put us in a stronger position with carriers and strategic partners. The acquisition consideration consisted of cash of $15.0 million, less $0.1 million cash acquired, and 294,637 shares of our common stock. In addition, the members are entitled to receive earnout payments ("Earnout Consideration") consisting of up to $20 million in cash and 589,275 shares of our common stock. The Earnout Consideration becomes payable, subject to the terms and conditions of the purchase agreement relating to the acquisition, upon the final determination of the achievement of certain milestones in 2018 and 2019.

The GoMedigap acquisition was accounted for using the acquisition method of accounting under ASC 805—Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The major classes of assets and liabilities to which we have preliminarily allocated the acquisition consideration were as follows (in thousands):

Acquisition Consideration
Cash paid	$15,000
Fair value of equity awards issued to GoMedigap members (1)	5,595
Estimated fair value of earnout liability	27,700
$48,295
Allocation
Cash and cash equivalents	$71
Commission receivable—current	4,371
Prepaid expenses and other current assets	11
Commission receivable—non-current	11,103
Property and equipment, net	174
Accounts payable	(110)
Accrued compensation and benefits	(132)
Other current liabilities	(130)
Net tangible assets acquired	15,358
Intangible assets	6,800
Goodwill	26,137
Total intangible assets acquired	32,937
Total net assets acquired	$48,295
(1) The fair value of equity awards issued was determined based on the January 22, 2018 closing price of our common stock of $18.99.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Earnout liability—The earnout liability represents the fair value of the Earnout Consideration payable and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in operations while changes in the earnout liability due to the passage of time will be recognized as other expense. The earnout liability will be adjusted to the extent the specified enrollment targets are not achieved. The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock. The second payment is expected to be made in the first quarter of 2020. See Note 4—Fair Value Measurement for additional information regarding change in fair value of the earnout liability for the three months ended March 31, 2019.

Fair Value Measurements—The assets acquired and liabilities assumed of GoMedigap have been recognized at fair value in accordance with ASC 820—Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires three levels of hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of inputs used in the valuation of such items based on the lowest level of input that is significant to fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

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

The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ended December 31, 2018 and ending December 31, 2019 and eHealth’s simulated stock price at the time of payment. The Earnout Consideration payable was part of the acquisition consideration and will be adjusted to fair value at each reporting date until settled. The fair value adjustments to the earnout liability during the three months ended March 31, 2019 totaled $13.3 million. We will continue to update the key assumptions each period and record any fair value adjustments, as necessary.

Following are the details of the acquisition consideration allocated to the intangible assets acquired (in thousands):

Technology	$2,000
Trade names, trademarks and website addresses	4,800
Total intangible assets	$6,800

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We will amortize the existing technology and trade name using a straight-line method over an estimated life of 3 and 10 years, respectively. The estimated useful lives are based on the time periods during which the intangibles are expected to result in incremental cash flows.

We incurred $0.1 million acquisition-related costs during the first quarter of 2018, which were expensed as incurred.

Note 3—Balance Sheet Accounts

Cash and Cash Equivalents—As of March 31, 2019 and December 31, 2018, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of March 31, 2019 and December 31, 2018, our cash equivalents carried no unrealized gains or losses. We had no restricted cash as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, our cash and cash equivalent balances were invested as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash	$27,501	$12,766
Money market funds	107,974	323
Total cash and cash equivalents	$135,475	$13,089

Total Accounts Receivable—We do not require collateral or other security for our total accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of March 31, 2019. Accordingly, our estimate for uncollectible amounts at March 31, 2019 was immaterial. Total accounts receivable as of March 31, 2019 and December 31, 2018 was comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$3,381	$3,601
Commissions receivable—current	113,834	134,190
Commissions receivable—non-current	214,377	211,668
Total accounts receivable	$331,592	$349,459

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

We do not require collateral or other security for our total accounts receivable. Carriers that represented 10% or more of our total accounts receivable balance of $331.6 million and $349.5 million as of March 31, 2019 and December 31, 2018, respectively, were as follows (in thousands):

	March 31, 2019	December 31, 2018
UnitedHealthcare (1)	20%	19%
Humana	18%	19%
Aetna (2)	20%	19%

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid maintenance contracts	$2,778	$1,937
Equity issuance costs	—	294
Prepaid insurance	213	161
Prepaid rent	324	324
Income tax receivable	1,108	1,108
Prepaid advertising	610	62
Other current assets	1,450	1,402
Total prepaid expenses and other current assets	$6,483	$5,288

Intangible Assets—The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below for (dollars in thousands, weighted-average remaining life in years):

	March 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$2,000	$(778)	$1,222	1.8	$2,000	$(611)	$1,389
Pharmacy and customer relationships	9,500	(8,471)	1,029	1.1	9,500	(8,234)	1,266
Trade names, trademarks and website addresses	5,700	(1,363)	4,337	8.7	5,700	(1,220)	4,480
Total intangible assets subject to amortization	$17,200	$(10,612)	6,588		$17,200	$(10,065)	7,135
Indefinite-lived trademarks and domain names			5,114	Indefinite			5,114
Total intangible assets			$11,702				$12,249

As of March 31, 2019, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
Remainder of 2019	$499	$712	$427	$1,638
2020	667	317	510	1,494
2021	56	—	480	536
2022	—	—	480	480
2023	—	—	480	480
Thereafter	—	—	1,960	1,960
Total	$1,222	$1,029	$4,337	$6,588

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	March 31, 2019				December 31, 2018
	Carrying Value	Level 1	Level 3	Total	Carrying Value	Level 1	Level 3	Total
Assets
Money market funds	$107,974	$107,974	$—	$107,974	$323	$323	$—	$323
Total assets measured and recorded at fair value	$107,974	$107,974	$—	$107,974	$323	$323	$—	$323

Liabilities
Earnout liability—current	$26,500	$—	$26,500	$26,500	$20,730	$—	$20,730	$20,730
Earnout liability—non-current	—	—	—	—	19,270	—	19,270	19,270
Total liabilities measured and recorded at fair value	$26,500	$—	$26,500	$26,500	$40,000	$—	$40,000	$40,000

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

We measure the earnout liability using internally developed assumptions, therefore it is classified as Level 3. The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the year ending December 31, 2019 and our simulated stock price at the time of payment.

Earnout liability activity during the three months ended March 31, 2019 was as follows (in thousands):

Balance at December 31, 2018	$40,000
Settlement of first earnout liability	(26,800)
Change in fair value	13,300
Balance at March 31, 2019	$26,500

The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5—Stockholder's Equity

2014 Equity Incentive Plan—The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the three months ended March 31, 2019 (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2018	512
Restricted stock units granted (1)	—
Options granted (2)	—
Restricted stock units cancelled (3)	37
Options cancelled	8
Shares available for grant March 31, 2019	557

(1)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(2)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(3)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2018	1,005	$18.34	5.0	$20,226
Granted	—	$—
Exercised	(108)	$21.88
Cancelled	(11)	$33.30
Balance outstanding at March 31, 2019	886	$17.72	5.0	$39,521
Vested and expected to vest at March 31, 2019	845	$17.50	5.0	$37,912
Exercisable at March 31, 2019	439	$14.46	4.4	$21,006

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between the closing price of our common stock as of March 31, 2019 and December 31, 2018 and the exercise price multiplied by number of in-the-money options.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes restricted stock unit activity (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (2)
Unvested as of December 31, 2018	1,869	$16.95	4.8	$71,816
Granted	—	$—
Vested	(64)	$13.56
Cancelled	(37)	$16.78
Unvested as of March 31, 2019	1,768	$17.03	5.3	$110,230

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product of our closing stock price as of March 31, 2019 and December 31, 2018, and the number of restricted stock units outstanding as of March 31, 2019 and December 31, 2018, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three months ended March 31, 2019. In addition to 10,663,888 shares repurchased under our past repurchase programs as of March 31, 2019, we have in treasury 785,615 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of March 31, 2019 and December 31, 2018, we had a total of 11,449,503 shares and 11,426,292 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense recorded during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Common stock options	$602	$498
Restricted stock units	2,627	2,303
Total stock-based compensation expense	$3,229	$2,801

The following table summarizes stock-based compensation expense by operating function for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Marketing and advertising	$629	$370
Customer care and enrollment	273	165
Technology and content	549	343
General and administrative	1,778	1,672
Restructuring	—	251
Total stock-based compensation expense	$3,229	$2,801

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended March 31, 2018, as part of our workforce reduction, we accelerated the vesting dates of certain stock options and restricted stock units granted to a former employee. We recorded a $0.3 million incremental stock-based compensation expense in connection with this modification.

Note 6—Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three months ended March 31, 2019 and 2018 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2019	2018
Loss before benefit from income taxes	$(8,626)	$(6,536)
Benefit from income taxes	(3,467)	(1,691)
Effective tax rate	40.2%	25.9%

For the three months ended March 31, 2019, we recognized a benefit for income taxes of $3.5 million, representing an effective tax rate of 40.2% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, and lobbying and other non-deductible expenses, partially offset by research and development credits. For the three months ended March 31, 2018, we recognized a benefit from income taxes of $1.7 million, representing an effective tax rate of 25.9%, which was higher than the statutory federal tax rate due primarily to stock based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of March 31, 2019, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain state net operating losses that are expected to expire unutilized which have a valuation allowance.

As a result of our adoption of ASC 606 using the full retrospective method, we recognized a significant deferred tax liability due to the resulting acceleration of revenue recognition while revenue for tax purposes will continue to be recognized as we collect cash. This deferred tax liability is a source of income that can be used to support the realizability of our deferred tax assets. As a result of the significantly increased deferred tax liability, in 2018, we reversed the valuation allowance recorded against our U.S. deferred tax assets as of January 1, 2015, the earliest period to which the retrospective adoption of ASC 606 was applied.

Note 7—Net Loss Per Share

For each of the three months ended March 31, 2019 and 2018, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Common stock options	960	1,006
Restricted stock units	1,426	1,426
Total	2,386	2,432

Note 8—Commitments and Contingencies

Operating Leases

Refer to Note 11—Leases for commitments related to our operating leases.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

On April 17, 2019, an individual filed a putative class action complaint against us that alleges we violated the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. §§ 227(b)(1) and (c)(5) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder.  The complaint alleges, among other things, that we (i) made unsolicited telephone calls to the Plaintiff and putative class members using a prerecorded voice message in violation of 47 U.S.C. § 227(b)(1); and (ii) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent and without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200 and 47 U.S.C. § 227(c)(5).  The complaint seeks an order certifying two classes: (i) a class of individuals in the United States who we (or agents acting on our behalf) called using a prerecorded voice message for substantially the same reason we allegedly called the Plaintiff; and (ii) a class of individuals in the United States who we (or agents acting on our behalf) called more than one time within any 12-month period for substantially the same reason we allegedly called the Plaintiff. The complaint also seeks (i) an award of actual and/or statutory damages for the benefit of Plaintiff and the classes; (ii) an order declaring that our actions violate the TCPA; (iii) an injunction requiring us to cease all unsolicited calling activity and to otherwise protect the interest of the classes; and (iv) such further other relief as the court deems just and proper.

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

 The following table presents a summary of our future minimum payments under non-cancellable contractual service and licensing obligations as of March 31, 2019 (in thousands):

For the Years Ending December 31,	Service and Licensing Obligations
Remainder of 2019	$3,366
2020	2,462
2021	946
2022	434
2023	444
Thereafter	229
Total	$7,881

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9—Operating Segments, Geographic Information and Significant Customers

Operating Segments

We report segment information based on how our chief executive officer, who is CODM, regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments.

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

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, and short-term health insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents summary results of our operating segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
Medicare	$54,901	$30,763
Individual, Family and Small Business	13,872	12,307
Total revenue	$68,773	$43,070

Segment profit
Medicare segment profit	$10,826	$3,180
Individual, Family and Small Business segment profit	6,024	3,488
Total segment profit	16,850	6,668
Corporate	(8,296)	(7,854)
Stock-based compensation expense	(3,229)	(2,550)
Depreciation and amortization	(655)	(619)
Acquisition costs	—	(58)
Change in fair value of earnout liability	(13,306)	—
Restructuring	—	(1,856)
Amortization of intangible assets	(547)	(451)
Other income, net	557	184
Loss before benefit from income taxes	$(8,626)	$(6,536)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted primarily of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
United States	$16,697	$15,614
China	342	378
Total	$17,039	$15,992

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Customers

Substantially all revenue for the three months ended March 31, 2019 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three months ended March 31, 2019 and 2018 are presented in the table below:

	Three Months Ended March 31,
	2019	2018
Humana	23%	15%
UnitedHealthcare (1)	17%	21%
Aetna (2)	17%	10%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

As of March 31, 2019, our total outstanding accounts receivable balance was $331.6 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

Note 10—Restructuring
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
Total pre-tax restructuring charges for the year ended December 31, 2018 were $1.9 million, which included approximately $1.6 million for employee termination benefits and $0.3 million in non-cash accelerated stock based compensation. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities comprising the plan were completed by December 31, 2018, and there were no restructuring charges during the three months ended March 31, 2019.

Note 11—Leases

Adoption of ASC 842

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 1, 2019, we adopted ASC 842—Leases, using the modified retrospective method. We have operating and finance leases for our corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 11 years. Our operating lease expense accounted for under ASC 842 for the three months ended March 31, 2019 was $1.3 million, and our cash outflows related to operating leases were $0.9 million for the three months ended March 31, 2019. As a result of adopting the ASU, as of January 1, 2019, we recorded an increase to our right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively. For the three months ended March 31, 2019, we recorded an additional lease liability of $3.5 million related to an amendment entered into on March 26, 2019 for our Salt Lake City office, which is described further below. The adoption of this ASU resulted in a total non-cash increase to our lease liability of $28.1 million for the three months ended March 31, 2019.

Supplemental information related to leases was as follows (in thousands):

March 31, 2019
Operating lease right-of-use assets	$25,730
Operating lease liabilities	$27,580

Weighted-average remaining lease term of operating leases (in years)	7.5
Weighted-average discount rate of operating leases	6.1%

Maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$3,641
2020	5,502
2021	4,068
2022	4,189
2023	3,972
Thereafter	13,765
Total lease payments	35,137
Less imputed interest	(7,557)
Total	$27,580

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

On March 26, 2019, we entered into an amendment to the lease agreement for our Salt Lake City, Utah, office to expand our office space to a total of 41,813 square feet from 28,915 square feet. The lease term for the expanded office space is expected to commence on May 1, 2019. The term of the lease for the original and expanded office space was also extended to terminate on the last day of the month that is 84 months after the commencement date of the expanded space. As of March 31, 2019, future minimum payments are expected to be $7.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of March 31, 2019, future minimum payments are expected to be $17.1 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of March 31, 2019, future minimum payments are expected to be $4.4 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into an agreement to lease 18,272 square feet of office space in Mountain View, California. In connection with this lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. On November 2, 2018, we entered into an agreement to sublease this office space to a third party. As of March 31, 2019, future minimum payments are expected to be $3.3 million. The obligation as of March 31, 2019 was immaterial net of sublease income.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12—Debt

On September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit sub-facility. The commitments under the Credit Agreement expire on September 17, 2021, at which time any amounts drawn under facility are contractually due.
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
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of March 31, 2019, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on the balance sheet. As of March 31, 2019, the balance of these issuance costs was $1.0 million.
As of March 31, 2019, we had no outstanding principal amount under our revolving credit facility.
Note 13—Public Offering of Common Stock

Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019, we entered into an underwriting agreement to issue a total of 2,760,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share in January 2019. Net proceeds from the offering were approximately $126.1 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted and approved applications, membership and lifetime value of commissions; our expectations relating to revenue, sources of revenue, cost of revenue, the collectability of our accounts receivable, operating expenses and profitability; our expectations regarding our strategy and investments including our acquisition of GoMedigap, and impact to our operating results; growth opportunities in our business; our expectations regarding the impact of future and existing healthcare laws and regulations on our business; our ability to enroll and plans relating to the enrollment of individuals and families into qualified health plans through government health insurance exchanges; our belief that the Internet will be a frequently utilized channel for researching and enrolling in health insurance plans; the anticipated trends and market opportunity for Medicare and health insurance plans; our execution during the Medicare annual enrollment period; the scalability of our Medicare business; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our estimates regarding membership and the constrained lifetime value of commissions per approved member; our expectations regarding the supply and demand of individual and family health insurance; our expectations relating to the seasonality of our business; our expectations relating to marketing and advertising expense and expected contributions from our marketing partner channel; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; our estimates relating to fair value of earnout liability; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our use of proceeds from our equity offering; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with the impact of healthcare reform; our ability to retain existing members and enroll a large number of new members during the annual healthcare reform open enrollment period and Medicare annual enrollment period; the impact of annual enrollment period for the purchase of individual and family health insurance and its timing on our recognition of revenue; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy eligible individuals through government-run health insurance exchanges; the success of our health insurance benefit packages; our ability to comply with CMS guidance and impact on conversion rates as a result of the federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; seasonality of our business and the fluctuation of our operating results; our ability to retain existing members and limit member turnover; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; product offerings among carriers and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; delays in our receipt of items required to recognize Medicare revenue; changes in member conversion rates; our ability to accurately estimate membership and lifetime value of commissions; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; lack of membership growth and retention rates; consumer satisfaction of our service; our ability to attract and to convert online visitors into paying members; changes in products offered on our ecommerce platform; changes in commission rates; maintaining and enhancing our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; dependence on acceptance of the Internet as a marketplace for the purchase and sale of health insurance; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; the restrictions in our debt obligations; compliance with insurance and other laws and regulations; exposure to security risks and our ability to safeguard sensitive data; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other risks include the risks discussed under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2019, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. For more information on our acquisition of GoMedigap, see Note 2—Acquisition in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We operate as two distinct reporting segments:

•Medicare
•Individual, Family and Small Business.

For more information regarding our segments, see Note 9—Operating Segments, Geographic Information and Significant Customers in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease; for lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted the standard using the modified retrospective method on January 1, 2019. As a result of adopting the ASU, as of March 31, 2019, we recorded an increase to our right-of-use asset and lease liability of $25.7 million and $27.6 million, respectively, which are discussed in Note 11—Leases in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Submitted Applications and Approved Members

The following table shows submitted applications and approved members by product for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Submitted Applications (1)			Approved Members (1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	Percent Change	2019	2018	Percent Change
Medicare (2)
Medicare Advantage (3)	44,491	24,796	79%	40,741	24,620	65%
Medicare Supplement (3)	10,303	6,388	61%	8,631	5,416	59%
Medicare Part D	9,052	3,845	135%	8,527	4,302	98%
Total Medicare	63,846	35,029	82%	57,899	34,338	69%
Individual and Family (4)
Non-Qualified Health Plans	2,372	3,886	(39)%	6,071	9,213	(34)%
Qualified Health Plans	855	2,684	(68)%	5,527	14,686	(62)%
Total Individual and Family	3,227	6,570	(51)%	11,598	23,899	(51)%
Ancillaries (5)
Short-term	15,609	19,495	(20)%	14,932	20,996	(29)%
Dental	11,163	12,993	(14)%	13,056	14,162	(8)%
Vision	5,531	5,584	(1)%	6,415	6,595	(3)%
Other	6,213	13,341	(53)%	5,212	9,246	(44)%
Total Ancillaries	38,516	51,413	(25)%	39,615	50,999	(22)%
Small Business (6)	1,969	1,720	14%	4,252	5,294	(20)%
Total	107,558	94,732	14%	113,364	114,530	(1)%

(1)
The number of approved members is equal to the number of individuals on applications that were approved during the period presented and includes individuals on approved applications that were submitted prior to the period presented. A single application for some products may cover more than one individual. Each of the individuals on a single submitted application are counted as approved members after the application is approved.

(2)
Medicare-related health insurance applications submitted on our website or through our customer care center during the period, including Medicare Advantage, Medicare Part D prescription drug and Medicare Supplement plans.

(3)
The percentage of members who submit applications for Medicare Advantage and Medicare Supplement products online through our platform increased from 7% for the three months ended March 31, 2018 to 12% for the three months ended March 31, 2019.

(4)
Major medical Individual and Family plan ("IFP") health insurance applications submitted on our website during the period. An applicant may submit more than one application. We define our IFP offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans.

(5)	Ancillary Plans consists primarily of short-term, dental and vision insurance plans submitted on our website during the period.
(6)
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

Medicare submitted applications grew 82% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to 79% growth in submitted applications for Medicare Advantage plans. Individual and family plan submitted applications declined 51% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to market conditions in the individual and family plan market. The decline in the individual and family plan submitted applications also limited our ability to cross-sell ancillary plans, resulting in a decline of 25% in submitted applications for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, which was primarily due to a 20% decrease in submitted applications for short-term plans year-over-year. Small business submitted applications grew 14% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to improved focus on key partnerships, technology enhancements and increased conversions.

Approved Members

Approved Members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Approved members may not pay for their plan and become paying members.
Medicare total approved members grew 69% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Approved Medicare Advantage members grew 65%, approved Medicare Supplement plan members grew 59% and approved members on Medicare Part D plans increased 98% compared to the first quarter of 2018. Individual and family plan approved members declined 51% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to market conditions in the individual and family plan market. Ancillary approved members declined 22% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decline in our cross-selling of short-term plans as a result of the decline in individual and family plan approved members. Small business approved members declined 20% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 mainly due to timing of submitted application approval and a decrease in the percentage of approved applications.

Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value, or LTV, of commissions per approved member by product for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Percentage Change
Medicare
Medicare Advantage	$954	$880	8%
Medicare Supplement	$999	$1,029	(3)%
Medicare Part D	$258	$270	(4)%

Individual and Family
Non-Qualified Health Plans	$178	$140	27%
Qualified Health Plans	$194	$134	45%

Ancillaries
Short-term	$65	$60	9%
Dental	$71	$74	(4)%
Vision	$63	$51	23%

Small Business	$155	$178	(13)%

Constrained lifetime value of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s policy after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period. We evaluate lifetime values on a quarterly basis, and as part of that process, we apply an estimated future churn factor that is based on observed historical results for that relevant product. For additional information on constraints see Note 1—Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

For small business the constrained lifetime value represents the estimated commissions we expect to collect on each member covered by the policy over the following 12 months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period.

The constrained LTV of commissions per approved member for Medicare Advantage increased 8% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to improved member retention and commission rate increases. The constrained LTV of commissions per Medicare Supplement approved member and constrained LTV of commissions per Medicare Part D approved member decreased 3% and 4%, respectively, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of an increase in member churn. The constrained LTV of commissions per short-term approved member increased 9% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of selling higher priced plans and an increase in average duration.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

The following table shows estimated membership by product as of March 31, 2019 and 2018:

	As of March 31,
	2019	2018	Percent Change
Medicare (1)
Medicare Advantage	280,763	218,685	28%
Medicare Supplement	76,875	58,507	31%
Medicare Part D	146,239	104,595	40%
Total Medicare	503,877	381,787	32%
Individual and Family (2)	130,297	182,655	(29)%
Ancillaries (3)
Short-term	23,626	15,467	53%
Dental	137,179	162,570	(16)%
Vision	76,303	79,872	(4)%
Other	37,985	35,423	7%
Total Ancillaries	275,093	293,332	(6)%
Small Business (4)	42,972	35,545	21%
Total Estimated Membership	952,239	893,319	7%

(1)
For Medicare-related health insurance plans, we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that is up to two months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of applicants since that month (after reducing that number using historical experience for an assumed number of members who do not accept their approved application from the same period the previous year and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. Estimated number of members active on Medicare-related health insurance as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

(2)
To estimate the number of members on Individual and Family health insurance plans, we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that is up to six months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the period being estimated; and (ii) the number of approved applications since that month (after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

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

Health insurance carriers bill and collect insurance premiums paid by our members. The carriers do not report to us the number of members that we have as of a given date. The majority of our members who terminate their plans do so by discontinuing their premium payments to the carrier and do not inform us of the cancellation. Also, some of our members pay their premiums less frequently than monthly. Given the number of months required to observe non-payment of commissions in order to confirm cancellations, we estimate the number of members who are active on insurance policies as of a specified date.
After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate. A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.
Medicare membership grew 32% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to 28% growth in Medicare Advantage membership. Individual and family plan membership declined 29% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to market conditions in the individual and family plan market. Ancillary membership declined 6% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of the decline in individual and family plan membership, partially offset by growth in short-term plan members. Small business estimated membership grew 21% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to improved focus on key partnerships, technology enhancements and increased conversions.
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

The following table shows our variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Percent Change
Medicare variable cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$334	$289	16%
Medicare customer care and enrollment ("CC&E") cost per approved MA-equivalent member (2)	$344	$350	(2)%
Total Medicare variable cost per approved member	$678	$639	6%

Individual and Family Plan ("IFP") variable cost per approved member
IFP variable marketing cost per approved IFP-equivalent member (3)	$24	$41	(42)%
IFP CC&E cost per approved IFP-equivalent member (4)	$66	$43	55%
Total IFP variable cost per approved member	$90	$84	7%

Expense Metrics Per Approved Member

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

(2)
Medicare CC&E cost per approved MA-equivalent member is equal to the CC&E expense of our Medicare business included in our operating costs divided by MA-equivalent approved members in a given period. MA-equivalent approved members is a derived metric and is equal to the sum of Medicare Part D approved members divided by 4, the number of Medicare Advantage approved members and the number of Medicare Supplement approved members in the given period.

(3)
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

(4)
IFP CC&E cost per approved IFP-equivalent member is equal to the CC&E expense of our IFP business included in our operating costs divided by IFP-equivalent approved members in a given period. IFP-equivalent approved members is a derived metric and is equal to the sum of the number of short-term approved members divided by 3 and the IFP approved members in the given period.

Variable marketing cost per approved MA-equivalent member increased 16% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to higher investments in our Medicare marketing efforts. Medicare CC&E expense per approved MA-equivalent member decreased 2% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to an increase in online enrollments.

Variable marketing cost per approved IFP-equivalent member decreased 42% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to lower volumes per sales agent in the IFP market. IFP CC&E expense per approved IFP-equivalent member increased 55% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to an increase in the number of sales agents.

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

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019, that have had a material impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a complete discussion of our other critical accounting policies and estimates.

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019		2018
Revenue
Commission	$64,227	93%	$40,707	95%
Other	4,546	7%	2,363	5%
Total revenue	68,773	100%	43,070	100%
Operating costs and expenses:
Cost of revenue	(77)	—%	152	—%
Marketing and advertising	23,941	35%	15,002	35%
Customer care and enrollment	19,944	29%	13,239	31%
Technology and content	9,017	13%	8,341	19%
General and administrative	11,278	16%	10,691	25%
Acquisition costs	—	—%	58	—%
Change in fair value of earnout liability	13,306	19%	—	—%
Restructuring charges	—	—%	1,856	4%
Amortization of intangible assets	547	1%	451	1%
Total operating costs and expenses	77,956	113%	49,790	116%
Loss from operations	(9,183)	(13)%	(6,720)	(16)%
Other income, net	557	1%	184	—%
Loss before benefit from income taxes	(8,626)	(13)%	(6,536)	(15)%
Benefit from income taxes	(3,467)	(5)%	(1,691)	(4)%
Net loss	$(5,159)	(8)%	$(4,845)	(11)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Marketing and advertising	$629	$370
Customer care and enrollment	273	165
Technology and content	549	343
General and administrative	1,778	1,672
Restructuring	—	251
Total stock-based compensation expense	$3,229	$2,801

Three Months Ended March 31, 2019 and 2018

Revenue

The following table presents our commission revenue, other revenue and total revenue for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Commission	$64,227	$40,707	$23,520	58%
Percentage of total revenue	93%	95%
Other	4,546	2,363	$2,183	92%
Percentage of total revenue	7%	5%
Total revenue	$68,773	$43,070	$25,703

Commission revenue increased $23.5 million, or 58%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to a $24.1 million, or 78%, increase in commission revenue from the Medicare segment and a $1.6 million, or 13%, increase in commission revenue from the Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was primarily attributable to a 69% increase in Medicare approved members in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as well as an increase in the constrained lifetime value of commissions per Medicare Advantage approved member. The increase in commissions revenue from the Individual, Family and Small Business segment was primarily due to an increase in revenue attributable to a true-up in the lifetime value of previously recognized commission revenue.

Other revenue increased $2.2 million, or 92%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to a $2.0 million increase in sponsorship and online advertising revenue and a $0.2 million increase sales of leads.

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

The following table presents our cost of revenue for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Cost of revenue	$(77)	$152	$(229)	(151)%
Percentage of total revenue	—%	—%

Cost of revenue decreased $0.2 million, or 151%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mostly due to a decrease in volumes compared to prior year and an adjustment to accrued costs related to partners.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Marketing and advertising	$23,941	$15,002	$8,939	60%
Percentage of total revenue	35%	35%

Marketing and advertising expenses increased $8.9 million, or 60%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increases of $7.8 million in variable marketing costs, $0.6 million in personnel costs, $0.3 million in consulting expenses, $0.3 million in stock-based compensation expense, and $0.1 million of facilities and other operating costs. The increase in variable marketing costs was attributed to an increase of $7.3 million in online advertising costs and partner referral fees for lead aggregators and an increase of $0.5 million in direct marketing costs, driven primarily by our strategy to shift our demand generation in the Medicare market to more cost-effective channels, as well as the higher volume of submitted individual and family applications in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Customer care and enrollment	$19,944	$13,239	$6,705	51%
Percentage of total revenue	29%	31%

Customer care and enrollment expenses increased $6.7 million, or 51%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due a $3.7 million increase in personnel costs associated with higher headcount, a $2.5 million increase in consulting expenses, a $0.9 million increase due to license and permit costs, and $0.1 million in stock-based compensation expense, partially offset by a decrease of $0.4 million in facilities and other operating costs.

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

The following table presents our technology and content expenses for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Technology and content	$9,017	$8,341	$676	8%
Percentage of total revenue	13%	19%

Technology and content expenses increased $0.7 million, or 8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a $0.2 million increase in stock-based compensation, $0.2 million in amortization expense, $0.1 million in consulting expenses, and $0.2 million in facilities and other operating costs.

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

The following table presents our general and administrative expenses for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
General and administrative	$11,278	$10,691	$587	5%
Percentage of total revenue	16%	25%

General and administrative expenses increased $0.6 million, or 5%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increases of $0.2 million in consulting costs, $0.1 million in personnel and compensation costs, $0.1 million in facilities and other operating costs, $0.1 million in stock-based compensation expense, and $0.3 million of legal costs and other professional fees, partially offset by a decrease of $0.2 million in license and permit costs.

Acquisition Costs

During the first quarter of 2018, we incurred $0.1 million of costs associated with our acquisition of GoMedigap, which was completed on January 22, 2018.

Change in Fair Value of Earnout Liability

During the three months ended March 31, 2019, we recorded $13.3 million of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to the acquisition of GoMedigap, which was completed on January 22, 2018. The increase in the fair value of the earnout liability was primarily related to an increase in the value of our common stock. Of the total $13.3 million expense, $6.1 million related to the change in fair value of the first earnout liability upon settlement and $7.2 million related to a revaluation of the second earnout liability.

Restructuring

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

The following table presents our restructuring benefit for the three months ended March 31, 2019 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Restructuring charges	$—	$1,856	$(1,856)	(100)%
Percentage of total revenue	—%	4%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three months ended March 31, 2019 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Amortization of intangible assets	$547	$451	$96	21%
Percentage of total revenue	1%	1%

Amortization expense related to intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense in the first quarter of 2019 increased $0.1 million, or 21%, due to a full quarter of amortization of intangible assets from our GoMedigap acquisition, which was completed January 22, 2018.

Other Income, Net

The following table presents our other income, net for the three months ended March 31, 2019 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Other income, net	$557	$184	$373	203%
Percentage of total revenue	1%	—%

Other income, net, for the three months ended March 31, 2019 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on finance leases and debt.

Other income, net increased $0.4 million, or 203%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a favorable exchange rate impact.

Benefit from Income Taxes

The following table presents our benefit from income taxes for the three months ended March 31, 2019 and 2018 and the dollar change from the prior year (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Benefit from income taxes	$(3,467)	$(1,691)	$(1,776)	105%
Effective tax rate	40.2%	25.9%

For the three months ended March 31, 2019, we recognized a benefit for income taxes of $3.5 million, representing an effective tax rate of 40.2% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments and lobbying and other non-deductible expenses, partially offset by research and development credits. For the three months ended March 31, 2018, we recognized a benefit for income taxes of $1.7 million, representing an effective tax rate of 25.9%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

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

Marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the operating segments and instead reported within Corporate.

Segment loss is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content and general and administrative operating expenses, excluding stock-based compensation, depreciation and amortization expense and amortization of intangible assets.

The following table presents summary results of our operating segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Revenue
Medicare	$54,901	$30,763	$24,138	78%
Individual, Family and Small Business	13,872	12,307	1,565	13%
Total revenue	$68,773	$43,070	$25,703	60%

Segment profit
Medicare segment profit	$10,826	$3,180	$7,646	240%
Individual, Family and Small Business segment profit	6,024	3,488	2,536	73%
Total segment profit	16,850	6,668	$10,182	153%
Corporate	(8,296)	(7,854)	(442)	6%
Stock-based compensation expense	(3,229)	(2,550)	(679)	27%
Depreciation and amortization	(655)	(619)	(36)	6%
Acquisition costs	—	(58)	58	(100)%
Change in fair value of earnout liability	(13,306)	—	(13,306)	100%
Restructuring	—	(1,856)	1,856	(100)%
Amortization of intangible assets	(547)	(451)	(96)	21%
Other income, net	557	184	373	203%
Loss before benefit from income taxes	$(8,626)	$(6,536)	$(2,090)	32%

Revenue

Revenue from our Medicare segment increased $24.1 million, or 78%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to a $22.1 million increase in Medicare commission revenue and a $2.0 million increase in other Medicare revenue. The increase in commission revenue was primarily attributable to a 69% increase in Medicare approved members in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as well as an increase in the constrained lifetime value of commissions per Medicare Advantage approved member. The favorable lifetime value of commissions per Medicare Advantage approved member was driven in part by improved churn rates. The increase in other revenue was mostly due to an increase in online sponsorship and advertising revenue.

Revenue from our Individual, Family and Small Business segment increased $1.6 million, or 13%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily attributable to a $1.3 million increase in commission revenue and a $0.3 million increase in other revenue, primarily from sales of IFP leads. The increase in commission revenue was primarily due to the recognition of true-ups of previously recognized lifetime value commission revenue, partially offset by a 51% decrease in individual and family health insurance approved members in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Segment Profit

Profit from our Medicare segment was $10.8 million in the three months ended March 31, 2019, a $7.6 million, or 240%, improvement compared to profit of $3.2 million in the three months ended March 31, 2018. The improvement in the Medicare segment in the three months ended March 31, 2019 was primarily due to a $24.1 million increase in revenue, partially offset by a $16.5 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to increased variable marketing costs and customer care and enrollment costs.

Profit from our Individual, Family and Small Business segment was $6.0 million in the three months ended March 31, 2019, a $2.5 million, or 73%, increase compared to profit of $3.5 million from the Individual, Family and Small Business segment in the three months ended March 31, 2018. The increase in profit from the Individual, Family and Small Business segment in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $1.6 million increase in revenue and a $0.9 million decrease in operating expenses, excluding stock-based compensation, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets.

Liquidity and Capital Resources

As of March 31, 2019, our cash and cash equivalents totaled $135.5 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2018, our cash and cash equivalents totaled $13.1 million. The increase in cash and cash equivalents reflects $112.6 million provided by financing activities, including $126.1 million of net proceeds from our equity offering, $12.7 million provided by operating activities, and $3.0 million used to purchase property and equipment and other assets, including capitalized internal-use software and website development costs. See Note 13—Public Offering of Common Stock.

As of March 31, 2019, we have in treasury shares of our common stock that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of March 31, 2019 and December 31, 2018, we had a total of 11,449,503 shares and 11,426,292 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$12,749	$10,737
Net cash used in investing activities	$(2,996)	$(16,135)
Net cash provided by (used in) financing activities	$112,571	$(203)

Operating Activities

Cash provided by operating activities primarily consists of net loss, adjusted for certain non-cash items including depreciation and amortization; amortization of intangible assets and internally developed software; stock-based compensation expense and the effect of changes in working capital and other activities.

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

Three Months Ended March 31, 2019—Cash provided by operating activities was $12.7 million in the three months ended March 31, 2019, primarily consisting of cash provided by changes in net operating assets and liabilities of $4.2 million and adjustments for non-cash items of $13.7 million, partially offset by a net loss of $5.2 million. Adjustments for non-cash items primarily consisted of $3.2 million of stock-based compensation expense, $1.3 million of amortization of intangible assets and internally-developed software, $13.3 million of expense related to the fair value adjustment of our earnout liability, and $0.7 million of depreciation and amortization, partially offset by a $1.2 million decrease in other non-cash items and a $3.5 million decrease in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2019 primarily consisted of a decrease of $17.6 million in commissions receivable, an increase of $2.9 million in deferred revenue, a decrease of $0.4 million in accrued expenses and other liabilities, a decrease of $0.2 million in accounts receivable, a decrease of $1.1 million in prepaid expenses and other current assets, a decrease of $9.4 million in accrued compensation and benefits, a decrease of $7.1 million in accrued marketing expenses, and a decrease of $0.8 million in accounts payable.

Three Months Ended March 31, 2018—Cash provided by operating activities was $10.7 million in the three months ended March 31, 2018, primarily consisting of cash provided by changes in net operating assets and liabilities of $12.5 million and adjustments for non-cash items of $3.0 million, partially offset by a net loss of $4.8 million. Adjustments for non-cash items primarily consisted of $2.8 million of stock-based compensation expense, $0.9 million of amortization of intangible assets and internally-developed software, $0.6 million of depreciation and amortization and $0.4 million of other non-cash items, partially offset by a $1.7 million decrease in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the three months ended March 31, 2018 primarily consisted of decreases of $22.4 million in commissions receivable and $0.8 million in accounts receivable and an increase of $1.1 million in accrued restructuring charges, partially offset by decreases of $6.9 million in accrued compensation and benefits, $1.9 million in accrued marketing expenses, $0.6 million in accounts payable and $0.2 million in accrued expenses and other liabilities and an increase of $1.8 million in prepaid expenses and other assets.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs and cash used to acquire a business.

Three Months Ended March 31, 2019—Net cash used in investing activities of $3.0 million in the three months ended March 31, 2019 was due to $1.5 million in capitalized internal-use software and website development costs and $1.5 million used to purchase property and equipment and other assets.

Three Months Ended March 31, 2018—Net cash used in investing activities of $16.1 million in the three months ended March 31, 2018 was due to $14.9 million of cash used to acquire GoMedigap, net of cash acquired, $1.0 million in capitalized internal-use software and website development costs and $0.2 million used to purchase property and equipment and other assets.

Financing Activities

Three Months Ended March 31, 2019—Net cash provided by financing activities of $112.6 million for the three months ended March 31, 2019 was primarily due to $126.1 million net proceeds from the issuance of common stock in a public equity offering and $2.4 million of proceeds from the exercise of common stock options, partially offset by $9.5 million of acquisition-related contingent payments, a $5.0 million debt repayment, and $1.3 million used to net-share settle equity awards.

Three Months Ended March 31, 2018—Net cash used in financing activities of $0.2 million for the three months ended March 31, 2018 was primarily due to $0.3 million used to net-share settle equity awards, partially offset by $0.1 million of proceeds from the exercise of common stock options.

Non-cash Activities

During the three months ended March 31, 2019, we acquired $28.1 million of right-of-use assets due to the adoption of ASC 842 and issued $17.3 million of common stock to settle our first earnout liability with GoMedigap.

Future Needs

As discussed in Note 2—Acquisition of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This strategic acquisition significantly enhances our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners and allows us to accelerate our projected Medicare plan enrollment growth in 2018 and beyond. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. In addition, we are obligated to pay up to an additional $20 million in cash and 589,275 shares of our common stock, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2018 and 2019.

As discussed in Note 12—Debt of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada, or RBC, as administrative agent and collateral agent, or the Credit Agreement. The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit sub-facility. The commitments under the Credit Agreement expire on September 17, 2021.

The borrowing base under the Credit Agreement is comprised of an amount equal to (a) the lesser of (i) eighty percent (80%) of Eligible Commissions Receivables (as defined in the Credit Agreement) we actually collected by during the immediately preceding period of three months or (ii) eighty percent (80%) of our Eligible Commission Receivables for the immediately succeeding period of three months, plus (b) fifty percent (50%) of our Eligible Commission Receivables for the immediately succeeding period of six months (excluding the immediately succeeding period of three months), in each case subject to reserves established by RBC, or “Borrowing Base.” The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. The Borrowers have the right to prepay the loans under the Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.

Amounts not borrowed under the Credit Agreement are subject to a commitment fee of 0.5% per annum on the daily unused portion of the credit facility, to be paid in arrears on the first business day of each calendar quarter. At closing, we paid a one-time facility fee of 1.75% of the total commitments under the Credit Agreement. We are also obligated to pay other customary administration fees for a credit facility of this size and type.
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of March 31, 2019, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on the balance sheet. As of March 31, 2019, the balance of these issuance costs was $1.0 million.
As of March 31, 2019, we had no outstanding principal amount under our revolving credit facility.
Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019, we entered into an underwriting agreement to issue a total of 2,760,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share in January 2019. Net proceeds from the offering were approximately $126.1 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations, including the additional amounts we are obligated to pay subject to the terms of the acquisition agreement with GoMedigap, for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. We did not have any bank debt outstanding as of March 31, 2019. To the extent that available funds are insufficient to fund our future activities or we otherwise desire to raise additional funds, we may raise additional capital through bank debt, line of credit facilities or public or private equity or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of March 31, 2019 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
Remainder of 2019	$3,641	$3,366	$7,007
2020	5,502	2,462	7,964
2021	4,068	946	5,014
2022	4,189	434	4,623
2023	3,972	444	4,416
Thereafter	13,765	229	13,994
Total	$35,137	$7,881	$43,018

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

On March 26, 2019, we entered into an amendment to the lease agreement for our Salt Lake City, Utah, office to expand our office space to a total of 41,813 square feet from 28,915 square feet. The lease term for the expanded office space is expected to commence on May 1, 2019. The term of the lease for the original and expanded office space was also extended to terminate on the last day of the month that is 84 months after the commencement date of the expanded space. As of March 31, 2019, future minimum payments are expected to be $7.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of March 31, 2019, future minimum payments are expected to be $17.1 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of March 31, 2019, future minimum payments are expected to be $4.4 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In connection with our Mountain View, California lease agreement in March 2012, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. The remaining balance on the financial guarantee is $0.1 million as of March 31, 2019.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities, undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

See Note 1—Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for recently issued accounting standards that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents, accounts receivable and commissions receivable. As of March 31, 2019 and December 31, 2018, our cash and cash equivalents were invested as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash (1)	$27,501	$12,766
Money market funds (2)	107,974	323
Total cash and cash equivalents	$135,475	$13,089

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At March 31, 2019 and December 31, 2018 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

As of March 31, 2019, our total outstanding commissions receivable balance was $331.6 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of its counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Total accounts receivable as of March 31, 2019 and December 31, 2018 was comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$3,381	$3,601
Commissions receivable—current	113,834	134,190
Commissions receivable—non-current	214,377	211,668
Total accounts receivable	$331,592	$349,459

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2019, an individual filed a putative class action complaint against us that alleges we violated the Telephone Consumer Protection Act, “TCPA,” 47 U.S.C. §§ 227(b)(1) and (c)(5) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder.  The complaint alleges, among other things, that we (i) made unsolicited telephone calls to the Plaintiff and putative class members using a prerecorded voice message in violation of 47 U.S.C. § 227(b)(1); and (ii) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent and without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200 and 47 U.S.C. § 227(c)(5).  The complaint seeks an order certifying two classes: (i) a class of individuals in the United States who we (or agents acting on our behalf) called using a prerecorded voice message for substantially the same reason we allegedly called the Plaintiff; and (ii) a class of individuals in the United States who we (or agents acting on our behalf) called more than one time within any 12-month period for substantially the same reason we allegedly called the Plaintiff. The complaint also seeks (i) an award of actual and/or statutory damages for the benefit of Plaintiff and the classes; (ii) an order declaring that our actions violate the TCPA; (iii) an injunction requiring us to cease all unsolicited calling activity and to otherwise protect the interest of the classes; and (iv) such further other relief as the court deems just and proper.

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
It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the health care reform annual open enrollment period under the Patient Protection and Affordable Care Act, or Affordable Care Act, and the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our employee health insurance agents and the health insurance agent employees of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers. We depend upon our own employees, state departments of insurance, government exchanges and health insurance carriers for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their health insurance agents to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed.
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

Health insurance carriers can unilaterally amend the commission rates that they pay to us. Given the significant losses that carriers have sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance reduced the number of plans that we are able to offer on our websites, which resulted in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership.

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

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 23% and 15% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 17% and 21% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. Revenue derived from Aetna represented approximately 17% and 10% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.
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

If we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to health insurance carriers and have them re-filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise, could adversely impact our ability to sell Medicare plans, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts, our websites or other marketing material is required by CMS, a state department of insurance or health insurance carriers, we may be prevented from using the marketing material until the change is made and approved, which would harm our business, operating results, and financial condition, particularly if it occurred during the annual enrollment period.

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

The success of our Medicare plan customer care center operations is dependent upon information technology systems. Many of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems.  These systems have failed temporarily in the past. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare annual enrollment period, and the failure or interruption of any of these systems and technology or any inability to handle increased volume during the annual enrollment period would harm our business, operating results and financial condition.

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

Competition for referrals from our marketing partners has increased particularly during the open enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance annual open enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. We also have relationships with hospital systems and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospital systems and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospital systems or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed and we may not recognize trends in our membership.

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission rates per member, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Our revenue recognition policy changed in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), as discussed in Note 1-Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this report. Prospectively, to the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained lifetime value may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends of factors including the trends in contracted commission rates and expected member churn.

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

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. Although we have implemented policies and procedures to comply with these laws and regulations, violations of them could adversely affect our brand and could result in the imposition of civil or criminal penalties and fines. In addition, our business may be adversely impacted by changes in China’s economic or political condition. We have recently experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of trade tensions initiated by the current administration has increased the risk associated with our operations in China. Either the United States or the Chinese government may sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any sudden disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations from China to our offices in the United States as a result of political instability, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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

We provide information on our website, through our customer care centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our recent focus in selling short-term health insurance that does not have the same benefits as major medical health insurance may increase our risks of receiving complaints regarding our marketing and business practice due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We also have become, and may in the future become, involved in litigation or claims in the ordinary course of our business, including with respect to employment-related claims such as workplace discrimination or harassment. We have, and may in the future, face claims of violations of other local, state, and federal labor or employment laws, laws and regulations relating to marketing and laws and regulations relating to the sale of insurance. If we are found to have violated laws or regulations, we could lose our relationship with health insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance which would cause us to lose our commission revenue, and our business, operating results and financial condition would be materially harmed. In addition, if regulators believe our websites or marketing material are not compliant with applicable laws or regulations, we could be forced to stop using our websites, marketing material or certain aspects of them, which would harm our business, operating results and financial condition.

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

In September 2018, we entered into a credit agreement with Royal Bank of Canada, as administrative agent and collateral agent. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of March 31, 2019, we had no outstanding principal amount under our revolving credit facility.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof.

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

States have adopted and will continue to adopt new laws and regulations in response to health care reform legislation.  It is difficult to predict how these new laws and regulations will impact our business, but in some cases such laws and regulations could amplify the adverse impacts of health care reform to our business, or states may adopt new requirements that adversely impact our business, operating results and financial condition. For example, certain states have adopted or are contemplating rules and regulations that would either ban the sale of short-term health insurance, limit its duration and renewability, or apply certain aspects of the Affordable Care Act to short-term health insurance, such as the essential health benefits or requiring that short-term health insurance cover pre-existing conditions.  Rules and regulations such as these could adversely impact our sale of short-term health insurance for several reasons, including because carriers may exit the market of selling short-term health insurance due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces consumer demand for them.  States may also require stronger disclosure and marketing rules governing the sale of short-term health insurance which may impact our conversion rates on the sale of short-term health insurance. Moreover, our sales outside of the health care reform open enrollment period could decline, because many individuals and families choose to purchase short-term health insurance outside of the open enrollment period given the unavailability of major medical individual and family health insurance to them.  Additionally, states and the federal government may adopt laws and regulations that further impact the types of health insurance coverage available to consumers, the product features and benefits, and the role and compensation of agents and brokers in the sale of health insurance.

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

We are in the process of working through the matter with the relevant regulators and have entered into a consent order with a department of insurance. We also recently received a letter from the Committee on Energy and Commerce of the United States House of Representatives in March 2019 requesting information relating to our sale of short-term health insurance. The letter indicates that the committee is conducting oversight of short term health insurance and companies that assist consumers enroll in short term health insurance plans in light of committee concerns, including its concern relating to the understanding of consumers who purchase short term health insurance coverage. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

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

We use telephones to communicate with customers and prospective customers and some of these communications may be subject to the Telephone Consumer Protection Act, or TCPA, and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market using the telephone in certain respects. For instance, the TCPA prohibits us from using an automatic telephone dialing system to make certain telephone calls to consumers without prior express consent. We have policies in place to comply with the TCPA and other telemarketing laws. However, despite our legal compliance, we have in the past and may in the future become subject to claims that we have violated the TCPA. The TCPA provides for statutory damages of $500 for each violation and $1,500 for each willful violation. For instance, we have been experiencing complaints from consumers that we are violating the TCPA as a result of third parties, who are falsely indicating to consumers that they are associated with us to gain credibility in connection with their attempts to sell insurance. In the event that we are found to have violated the TCPA, our business, operating results and financial condition could be harmed. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. Consumers increasingly screen their incoming emails and telephone calls, including by using screening tools and warnings, and therefore our members or potential members may not reliably receive our emails or telephone messages. If we are unable to communicate effectively by email or telephone with our members and potential members as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended March 31, 2019, the trading price of our common stock fluctuated from a low of $36.00 per share to a high of $67.44 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we issued 294,637 shares of our common stock as earnout consideration for our acquisition of GoMedigap in January 2019 as described in Item 8—Financial Statements and Note 2—Acquisition of this Quarterly Report on Form 10-Q. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving any public offering.

ITEM 6.	EXHIBITS

(a)  Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Amendment No. 3 to Lease, dated March 20, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 26, 2019
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 6, 2019

eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DEREK N. YUNG
Scott N. Flanders Chief Executive Officer	Derek N. Yung Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Amendment No. 3 to Lease, dated March 20, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 26, 2019
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.