Form 10-Q
period 2019-06-30
eHealth, Inc.
filed 2019-08-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). ☐

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2019 was 22,806,046 shares.

EHEALTH, INC. FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$115,883	$13,089
Accounts receivable	1,059	3,601
Commissions receivable—current	117,573	134,190
Prepaid expenses and other current assets	12,180	5,288
Total current assets	246,695	156,168
Commissions receivable—non-current	223,842	211,668
Property and equipment, net	9,708	7,684
Operating lease right-of-use assets	37,744	—
Other assets	14,116	11,276
Intangible assets, net	11,156	12,249
Goodwill	40,233	40,233
Total assets	$583,494	$439,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,523	$5,688
Accrued compensation and benefits	15,265	20,763
Accrued marketing expenses	3,671	11,013
Earnout liability—current	33,700	20,730
Lease liabilities—current	3,896	—
Other current liabilities	2,400	2,425
Total current liabilities	64,455	60,619
Debt	—	5,000
Earnout liability—non-current	—	19,270
Deferred income taxes—non-current	38,366	47,901
Lease liabilities—non-current	35,386	—
Other non-current liabilities	2,022	3,339
Stockholders’ equity:
Common stock	34	31
Additional paid-in capital	449,046	298,024
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	194,052	204,965
Accumulated other comprehensive income	131	127
Total stockholders’ equity	443,265	303,149
Total liabilities and stockholders’ equity	$583,494	$439,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Commission	$60,606	$30,646	$124,833	$71,353
Other	5,161	2,011	9,707	4,374
Total revenue	65,767	32,657	134,540	75,727
Operating costs and expenses:
Cost of revenue	449	151	372	303
Marketing and advertising	23,104	14,606	47,045	29,608
Customer care and enrollment	21,479	13,219	41,423	26,458
Technology and content	10,437	7,287	19,454	15,628
General and administrative	14,862	11,240	26,140	21,931
Acquisition costs	—	18	—	76
Change in fair value of earnout liability	7,200	2,500	20,506	2,500
Restructuring charges	—	9	—	1,865
Amortization of intangible assets	547	547	1,094	998
Total operating costs and expenses	78,078	49,577	156,034	99,367
Loss from operations	(12,311)	(16,920)	(21,494)	(23,640)
Other income, net	699	296	1,256	480
Loss before benefit from income taxes	(11,612)	(16,624)	(20,238)	(23,160)
Benefit from income taxes	(5,858)	(4,610)	(9,325)	(6,301)
Net loss	$(5,754)	$(12,014)	$(10,913)	$(16,859)

Net loss per share:
Basic and diluted	$(0.25)	$(0.63)	$(0.48)	$(0.89)
Weighted-average number of shares used in per share amounts:
Basic and diluted	23,091	19,063	22,508	18,968

Comprehensive loss
Net loss	$(5,754)	$(12,014)	$(10,913)	$(16,859)
Foreign currency translation adjustment, net of taxes	(25)	(71)	4	(6)
Comprehensive loss	$(5,779)	$(12,085)	$(10,909)	$(16,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended June 30, 2019
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2019	34,090	$34	$445,652	11,450	$(199,998)	$199,806	$156	$445,650
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net-share settle equity awards	177	—	888	—	—	—	—	888
Common stock traded for employee tax obligation	—	—	(2,172)	32	—	—	—	(2,172)
Stock-based compensation expense	—	—	4,678	—	—	—	—	4,678
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(5,754)	—	(5,754)
Balance at June 30, 2019	34,267	$34	$449,046	11,482	$(199,998)	$194,052	$131	$443,265

Three Months Ended June 30, 2018
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2018	30,235	$30	$289,925	11,254	$(199,998)	$199,880	$266	$290,103
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net-share settle equity awards	250	—	559	—	—	—	—	559
Common stock traded for employee tax obligation	—	—	(1,456)	70	—	—	—	(1,456)
Stock-based compensation expense	—	—	3,131	—	—	—	—	3,131
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(71)	(71)
Net loss	—	—	—	—	—	(12,014)		(12,014)
Balance at June 30, 2018	30,485	$30	$292,159	11,324	$(199,998)	$187,866	$195	$280,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Six Months Ended June 30, 2019
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2018	30,863	$31	$298,024	11,426	$(199,998)	$204,965	$127	$303,149
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net-share settle equity awards	349	—	3,255	—	—	—	—	3,255
Common stock traded for employee tax obligation	—	—	(3,452)	56	—	—	—	(3,452)
Stock issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Stock issued for GoMedigap earnout	295	—	17,264	—	—	—	—	17,264
Stock-based compensation expense	—	—	7,907	—	—	—	—	7,907
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(10,913)	—	(10,913)
Balance at June 30, 2019	34,267	$34	$449,046	11,482	$(199,998)	$194,052	$131	$443,265

Six Months Ended June 30, 2018
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2017	29,880	$30	$281,706	11,238	$(199,998)	$204,725	$201	$286,664
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net-share settle equity awards	310	—	668	—	—	—	—	668
Common stock traded for employee tax obligation	—	—	(1,742)	86	—	—	—	(1,742)
Stock-based compensation expense	—	—	5,932	—	—	—	—	5,932
Stock issued for GoMedigap acquisition	295	—	5,595	—	—	—	—	5,595
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(16,859)	—	(16,859)
Balance at June 30, 2018	30,485	$30	$292,159	11,324	$(199,998)	$187,866	$195	$280,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(10,913)	$(16,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(9,535)	(6,482)
Depreciation and amortization	1,388	1,250
Amortization of internally developed software	1,513	1,011
Amortization of intangible assets	1,094	998
Stock-based compensation expense	7,907	5,932
Change in fair value of earnout liability	20,506	2,500
Change in deferred rent	(1,272)	314
Other non-cash items	224	62
Changes in operating assets and liabilities:
Accounts receivable	2,543	629
Commissions receivable	4,443	27,495
Prepaid expenses and other assets	(2,696)	(1,120)
Accounts payable	147	(1,202)
Accrued compensation and benefits	(5,498)	(3,598)
Accrued marketing expenses	(7,342)	(1,951)
Deferred revenue	(118)	376
Accrued expense and other liabilities	(1,166)	1,081
Net cash provided by operating activities	1,225	10,436
Investing activities
Capitalized internal-use software and website development costs	(3,433)	(2,763)
Purchases of property and equipment and other assets	(3,786)	(1,122)
Payments for security deposits	(896)	—
Acquisition of business, net of cash acquired	—	(14,929)
Cash used in investing activities	(8,115)	(18,814)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	126,051	—
Net proceeds from exercise of common stock options	3,255	668
Cash used to net-share settle equity awards	(3,452)	(1,742)
Repayment of debt	(5,000)	—
Acquisition-related contingent payments	(9,542)	—
Principal payments in connection with finance leases	(50)	(52)
Net cash provided by (used in) financing activities	111,262	(1,126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(15)

Net increase (decrease) in cash, cash equivalents and restricted cash	104,401	(9,519)
Cash, cash equivalents and restricted cash at beginning of period	13,089	40,293
Cash, cash equivalents and restricted cash at end of period (1)	$117,490	$30,774
(1) The ending balance of cash, cash equivalents and restricted cash as of June 30, 2019 included $1.6 million of restricted cash, which was classified as part of prepaid expenses and other current assets on the balance sheet as of June 30, 2019. There was no restricted cash as of December 31, 2018 or June 30, 2018.
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

Basis of Presentation—The accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, the condensed consolidated statements of comprehensive loss and stockholders' equity for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2018 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 14, 2019. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations. However, the Company believes the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2019 and December 31, 2018, and our results of operations for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2019 and therefore should not be relied upon as an indicator of future results.

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

Operating Segments—We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

The Medicare segment consists of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows carriers to purchase Medicare-related advertising on a separate website developed, hosted and maintained by us, and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual, family and small business health insurance plans and ancillary products sold to our non-Medicare customers, including but not limited to, dental, vision, and short-term insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

Marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the operating segments and instead reported within Corporate.

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation, change in fair value of earnout liability, restructuring charges, acquisition costs, depreciation and amortization expense, other income, net, and amortization of intangible assets.

Use of Estimates—The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the commissions we expect to collect for each approved member cohort, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Seasonality—A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter. Due to the recent reintroduction of the Medicare open enrollment period into January to March of the following year, commission revenue is typically second-highest in our first quarter.

 The majority of our major medical individual and family health insurance plans are sold in the fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase major medical individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state.

Cash Equivalents—We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value.

Revenue Recognition—We are compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or our customer care centers. We may also receive commission bonuses based on our attaining predetermined target sales levels for Medicare, individual and family, small business and ancillary health insurance products, or other objectives, as determined by the health insurance carrier, which we recognize as commission revenue when we achieve the predetermined target sales levels or other objectives. In addition, we also generate revenue from non-commission revenue sources, which include online sponsorship and advertising, technology licensing and lead referrals. Payment of commissions typically commences within 60 days from the effective date. Payment terms for non-commission revenue are typically 30 days from the invoice date.

We account for revenue under Accounting Standards Codification ("ASC") 606—Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in ASC 606:

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Commission Revenue—Our commission revenue is primarily comprised of commissions paid to us by health insurance carriers related to insurance plans that have been applied for by a member through our health insurance exchange service and the applications have been approved by the carrier. We define a member as an individual currently covered by an insurance plan, which include Medicare-related, individual and family, small business and ancillary plans. We are compensated by the health insurance carrier, which we define as our customer.

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

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed, annual commission payment from insurance carriers once the plan is approved by the carrier and either a fixed, monthly, or annual commission payment beginning with and subsequent to the second plan year. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the policy is cancelled or we otherwise do not remain the agent on the policy.

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

We utilize a practical expedient to estimate commission revenue for each insurance product by applying the use of a portfolio approach to group approved members by the effective month of the relevant plan (referred to as a “cohort”). This allows us to estimate the commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, contracted commission rates, carrier mix and expected member churn.

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of an estimated constraint. We refer to these estimated and constrained lifetime values as the "constrained LTV" for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following twelve months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting member churn and forecasting the commission amounts likely to be received per member. These assumptions are based on historical trends and incorporate management’s judgment in interpreting those trends and in applying the constraints discussed below. To the extent we make changes to the assumptions, we will recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue. Primarily due to lower than expected churn in IFP membership we recorded additional net revenue of $9.4 million and $16.8 million, respectively, or $0.41 per share and $0.75 per share, respectively, for the three and six months ended June 30, 2019, and $2.2 million and $5.7 million, or $0.11 per share and $0.30 per share, respectively, for the three and six months ended June 30, 2018, respectively.

Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Commission Revenue from Members Approved During the Period	Net Commission Revenue Adjustments from Members Approved in Prior Periods(1)	Total Commission Revenue	Commission Revenue from Members Approved During the Period	Net Commission Revenue Adjustments from Members Approved in Prior Periods(1)	Total Commission Revenue
Medicare	$47,428	$346	$47,774	$24,545	$(321)	$24,224
Individual, Family and Small Business	3,786	9,046	12,832	3,943	2,479	6,422
Total commission revenue	$51,214	$9,392	$60,606	$28,488	$2,158	$30,646

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Commission Revenue from Members Approved During the Period	Net Commission Revenue Adjustments from Members Approved in Prior Periods(1)	Total Commission Revenue	Commission Revenue from Members Approved During the Period	Net Commission Revenue Adjustments from Members Approved in Prior Periods(1)	Total Commission Revenue
Medicare	$98,010	$1,413	$99,423	$53,604	$(27)	$53,577
Individual, Family and Small Business	10,010	15,400	25,410	12,069	5,707	17,776
Total commission revenue	$108,020	$16,813	$124,833	$65,673	$5,680	$71,353

(1) These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commissions receivable activity during the six months ended June 30, 2019 was as follows (in thousands):

Commissions receivable, December 31, 2018	$345,858
Commission revenue from members approved during the six months ended June 30, 2019	108,020
Net commission revenue adjustments from members approved in prior periods	16,813
Commission collections and cash receipts	(129,276)
Commissions receivable, June 30, 2019	$341,415

For Medicare-related, individual and family and ancillary health insurance plans, we apply constraints to determine the amount of commission revenue to recognize per approved member. The constraints are applied to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. We evaluate the appropriateness of these constraints on at least an annual basis, including assessing factors affecting our estimate of the estimated lifetime value of commissions per approved member based on current trends impacting our business and assessing whether any adjustment to those constraints should be made. We update the assumptions when we observe a sufficient level of evidence that would suggest that the long-term expectation of the assumption has changed.

For the three and six months ended June 30, 2019 and 2018, the constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained lifetime value of commissions per approved member were as follows:

	Three and Six Months Ended June 30,
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

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize ratably on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria have been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue at amounts in which reversal of such amounts is not likely to occur. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Disaggregation of Revenue—The table below depicts the disaggregation of revenue by product for the three and six months ended June 30, 2019 and 2018 and is consistent with how we evaluate our financial performance (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Medicare
Medicare Advantage	$36,607	$17,738	106%	$76,450	$39,673	93%
Medicare Supplement	8,256	5,355	54%	16,853	10,947	54%
Medicare Part D	1,765	715	147%	4,101	1,874	119%
Total Medicare	46,628	23,808	96%	97,404	52,494	86%

Individual and Family (1)
Non-Qualified Health Plans	5,817	1,069	444%	8,446	2,510	236%
Qualified Health Plans	553	1,675	(67)%	4,061	3,837	6%
Total Individual and Family	6,370	2,744	132%	12,507	6,347	97%

Ancillaries
Short-term	2,695	1,293	108%	4,011	2,543	58%
Dental	928	147	531%	1,718	1,366	26%
Vision	295	391	(25)%	757	731	4%
Other	723	(118)	(713)%	1,674	2,653	(37)%
Total Ancillaries	4,641	1,713	171%	8,160	7,293	12%

Small Business	1,998	1,772	13%	4,638	4,131	12%

Commission Bonus	969	609	59%	2,124	1,088	95%

Total Commission Revenue	60,606	30,646	98%	124,833	71,353	75%

Other Revenue	5,161	2,011	157%	9,707	4,374	122%

Total Revenue	$65,767	$32,657	101%	$134,540	$75,727	78%

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

Accounting Pronouncement Not Yet Adopted

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial Instruments—Credit Losses (Topic 326)—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for us beginning January 1, 2020 using a modified retrospective transition method. We are still in the process of assessing the impact, if any, this ASU will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncement

Leases (Topic 842)—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted the standard using the optional transition method on January 1, 2019. As a result of adopting the ASU, on January 1, 2019, we recorded a right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively, which are discussed in Note 11—Leases in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Note 2—Acquisition

On January 22, 2018, we completed our acquisition of all outstanding membership interests of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. We expect this acquisition to enhance our growing presence in the Medicare Supplement market and put us in a stronger position with carriers and strategic partners. The acquisition consideration consisted of cash of $15.0 million, less $0.1 million cash acquired, and 294,637 shares of our common stock. In addition, the members are entitled to receive earnout consideration consisting of up to $20 million in cash and 589,216 shares of our common stock. The earnout consideration becomes payable, subject to the terms and conditions of the purchase agreement relating to the acquisition, upon the final determination of the achievement of certain milestones in 2018 and 2019. The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock.

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

Acquisition Consideration
Cash paid	$15,000
Fair value of equity awards issued to GoMedigap members (1)	5,595
Estimated fair value of earnout liability (2)	27,700
$48,295
Allocation
Cash and cash equivalents	$71
Commission receivable—current	4,371
Prepaid expenses and other current assets	11
Commission receivable—non-current	11,103
Property and equipment, net	174
Accounts payable	(110)
Accrued compensation and benefits	(132)
Other current liabilities	(130)
Net tangible assets acquired	15,358
Intangible assets	6,800
Goodwill	26,137
Total intangible assets acquired	32,937
Total net assets acquired	$48,295
(1) The fair value of equity awards issued was determined based on the January 22, 2018 closing price of our common stock of $18.99 per share.
(2) The fair value of the earnout liability was determined based on the valuation of a third-party specialist, which utilized certain inputs, including the closing price of our common stock on January 22, 2018 of $18.99 per share.

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

Earnout liability—The earnout liability represents the fair value of the earnout consideration payable and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in operations while changes in the earnout liability due to the passage of time will be recognized as other expense. The earnout liability will be adjusted to the extent the specified enrollment targets are not achieved. The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock. The second payment is expected to be made in the first quarter of 2020. See Note 4—Fair Value Measurement for additional information regarding change in fair value of the earnout liability for the three and six months ended June 30, 2019.

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

The fair values of cash and cash equivalents, prepaid expenses and other current assets, property and equipment, net, accounts payable, accrued compensation and benefits, and other current liabilities were determined using Level 1 inputs, which approximated their carrying value at the date of acquisition. The fair value of commissions receivable was determined using a discount rate of interest, which is a Level 2 input. Intangible assets and the earnout liability were valued using Level 3 inputs.

The fair values of the acquired intangible assets were determined using the profit allocation method, which is based on determining the estimated royalties we are relieved from paying because we own the assets.

The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risks associated with the obligation. Key assumptions included new enrollments and volatility for the year ended December 31, 2018 and the year ending December 31, 2019 and eHealth’s simulated stock price at the time of payment. The earnout consideration payable was part of the acquisition consideration and will be adjusted to fair value at each reporting date until settled. The fair value adjustments to the earnout liability during the three and six months ended June 30, 2019 totaled $7.2 million and $20.5 million, respectively, and were primarily due to the increase in the value of the shares to be issued upon settlement of the earnout liability. We will update the key assumptions each reporting period and record any fair value adjustments, as necessary.

Following are the details of the acquisition consideration allocated to the intangible assets acquired (in thousands):

Technology	$2,000
Trade names, trademarks and website addresses	4,800
Total intangible assets	$6,800

We are amortizing the existing technology and trade name using a straight-line method over an estimated life of 3 and 10 years, respectively. The estimated useful lives are based on the time periods during which the intangibles are expected to result in incremental cash flows.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Balance Sheet Accounts

Cash and Cash Equivalents—As of June 30, 2019 and December 31, 2018, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of June 30, 2019 and December 31, 2018, our cash equivalents carried no unrealized gains or losses.

As of June 30, 2019 and December 31, 2018, our cash and cash equivalent balances were invested as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash	$12,280	$12,766
Money market funds	103,603	323
Total cash and cash equivalents	$115,883	$13,089

In addition to our $115.9 million total cash and cash equivalents balance as of June 30, 2019, we also had $1.6 million of restricted cash, which is classified as part of prepaid expenses and other current assets. This amount collateralizes letters of credit related to certain lease commitments.

Total Accounts Receivable—We do not require collateral or other security for our total accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of June 30, 2019. Accordingly, our estimate for uncollectible amounts at June 30, 2019 was immaterial. Total accounts receivable as of June 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$1,059	$3,601
Commissions receivable—current	117,573	134,190
Commissions receivable—non-current	223,842	211,668
Total accounts receivable	$342,474	$349,459

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

We do not require collateral or other security for our total accounts receivable. Carriers that represented 10% or more of our total accounts receivable balance of $342.5 million and $349.5 million as of June 30, 2019 and December 31, 2018, respectively, were as follows:

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2019	December 31, 2018
Aetna (1)	21%	19%
UnitedHealthcare (2)	20%	19%
Humana	18%	19%

(1)	Aetna also includes other carriers owned by Aetna.

(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid maintenance contracts	$3,025	$1,937
Equity issuance costs	—	294
Prepaid insurance	791	161
Prepaid facilities	87	324
Income tax receivable	1,108	1,108
Prepaid advertising	3,898	62
Restricted cash	1,608	—
Other current assets	1,663	1,402
Total prepaid expenses and other current assets	$12,180	$5,288

Intangible Assets—The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the table below as of June 30, 2019 and December 31, 2018 (dollars in thousands, weighted-average remaining life in years):

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$2,000	$(944)	$1,056	1.6	$2,000	$(611)	$1,389
Pharmacy and customer relationships	9,500	(8,708)	792	0.8	9,500	(8,234)	1,266
Trade names, trademarks and website addresses	5,700	(1,506)	4,194	8.4	5,700	(1,220)	4,480
Total intangible assets subject to amortization	$17,200	$(11,158)	6,042		$17,200	$(10,065)	7,135
Indefinite-lived trademarks and domain names			5,114	Indefinite			5,114
Total intangible assets			$11,156				$12,249

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2019, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
Remainder of 2019	$333	$475	$284	$1,092
2020	667	317	510	1,494
2021	56	—	480	536
2022	—	—	480	480
2023	—	—	480	480
Thereafter	—	—	1,960	1,960
Total	$1,056	$792	$4,194	$6,042

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

The following table is a summary of financial assets measured at fair value as of June 30, 2019 and December 31, 2018 on a recurring basis and their classification within the fair value hierarchy (in thousands):

	June 30, 2019				December 31, 2018
	Carrying Value	Level 1	Level 3	Total	Carrying Value	Level 1	Level 3	Total
Assets
Money market funds	$103,603	$103,603	$—	$103,603	$323	$323	$—	$323
Total assets measured and recorded at fair value	$103,603	$103,603	$—	$103,603	$323	$323	$—	$323

Liabilities
Earnout liability—current	$33,700	$—	$33,700	$33,700	$20,730	$—	$20,730	$20,730
Earnout liability—non-current	—	—	—	—	19,270	—	19,270	19,270
Total liabilities measured and recorded at fair value	$33,700	$—	$33,700	$33,700	$40,000	$—	$40,000	$40,000

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We measure the earnout liability using internally developed assumptions, therefore it is classified as Level 3. The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risks associated with the obligation. Key assumptions included new enrollments and volatility for the year ended December 31, 2018 and the year ending December 31, 2019 and our simulated stock price at the time of payment.

Earnout liability activity during the three and six months ended June 30, 2019 was as follows (in thousands):

Balance at December 31, 2018	$40,000
Settlement of first earnout liability	(26,800)
Change in fair value	13,300
Balance at March 31, 2019	$26,500
Change in fair value	7,200
Balance at June 30, 2019	$33,700

The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock.

Note 5—Stockholder's Equity

2014 Equity Incentive Plan—The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the six months ended June 30, 2019 (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2018	512
Additional shares authorized pursuant to the 2014 Equity Incentive Plan	2,500
Restricted stock units granted (1)	(475)
Options granted (2)	(14)
Restricted stock units cancelled (3)	72
Options cancelled	26
Shares available for grant June 30, 2019	2,621

(1)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(2)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(3)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes stock option activity for the six months ended June 30, 2019 (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2018	1,005	$18.34	5.0	$20,226
Granted	14	$65.43
Exercised	(160)	$20.06
Cancelled	(31)	$23.22
Balance outstanding at June 30, 2019	828	$18.62	4.9	$55,860
Vested and expected to vest at June 30, 2019	794	$18.32	4.8	$53,878
Exercisable at June 30, 2019	436	$14.74	4.3	$31,126

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between the closing price of our common stock as of June 30, 2019 and December 31, 2018 and the exercise price multiplied by number of in-the-money options.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2019 (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (2)
Unvested as of December 31, 2018	1,869	$16.95	4.8	$71,816
Granted	475	$63.02
Vested	(189)	$14.31
Cancelled	(72)	$20.50
Unvested as of June 30, 2019	2,083	$27.54	5.5	$179,362

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product of our closing stock price as of June 30, 2019 and December 31, 2018, and the number of restricted stock units outstanding as of June 30, 2019 and December 31, 2018, respectively.

Stock Repurchase Programs—We had no stock repurchase activity during the three and six months ended June 30, 2019. In addition to 10,663,888 shares repurchased under our past repurchase programs as of June 30, 2019, we have in treasury 817,962 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of June 30, 2019 and December 31, 2018, we had a total of 11,481,850 shares and 11,426,292 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense recorded during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	$530	$436	$1,132	$934
Restricted stock units	4,148	2,695	6,775	4,998
Total stock-based compensation expense	$4,678	$3,131	$7,907	$5,932

The following table summarizes stock-based compensation expense by operating function for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketing and advertising	$711	$553	$1,340	$923
Customer care and enrollment	285	206	558	371
Technology and content	668	383	1,217	726
General and administrative	3,014	1,989	4,792	3,661
Restructuring charges	—	—	—	251
Total stock-based compensation expense	$4,678	$3,131	$7,907	$5,932

Note 6—Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three and six months ended June 30, 2019 and 2018 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss before benefit from income taxes	$(11,612)	$(16,624)	$(20,238)	$(23,160)
Benefit from income taxes	(5,858)	(4,610)	(9,325)	(6,301)
Effective tax rate	50.4%	27.7%	46.1%	27.2%

For the three months ended June 30, 2019, we recognized a benefit for income taxes of $5.9 million representing an effective tax rate of 50.4%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, and lobbying and other non-deductible expenses, partially offset by research and development credits. For the three months ended June 30, 2018, we recognized a benefit from income taxes of $4.6 million, representing an effective tax rate of 27.7%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

For the six months ended June 30, 2019, we recognized a benefit for income taxes of $9.3 million, representing an effective tax rate of 46.1%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, and lobbying and other non-deductible expenses, partially offset by research and development credits. For the six months ended June 30, 2018, we recognized a benefit from income taxes of $6.3 million, representing an effective tax rate of 27.2%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of June 30, 2019, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain state net operating losses that are expected to expire unutilized which have a valuation allowance.

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

Note 7—Net Loss Per Share

For each of the three and six months ended June 30, 2019 and 2018, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	903	1,021	948	1,013
Restricted stock units	1,355	1,632	1,390	1,581
Total	2,258	2,653	2,338	2,594

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

Legal Proceedings

On April 6, 2018, a former Company employee, Lupita Gonzalez, filed a complaint against the Company in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). The Gonzalez Complaint is brought under the California Private Attorney General Act (“PAGA”) on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that the Company violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing meal and rest periods, (iv) the

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Gonzalez Complaint seeks civil penalties and costs, expenses and attorneys’ fees. Discovery is ongoing, and a trial date has been set for April 13, 2020. Given the early stage of the litigation, we cannot estimate the likelihood of liability or the amount of potential damages.

On July 1, 2019, two other former Company employees, Michael Le’Vias and Ramona Meadows, filed a similar complaint against the Company and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). There is substantial overlap between the facts and circumstances alleged in the Gonzalez Complaint and the Le’Vias Complaint. Specifically, the Le’Vias Complaint is also brought under PAGA on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that the Company violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Le’Vias Complaint seeks unpaid wages, civil penalties and costs, expenses and attorneys’ fees. Plaintiffs in the Le’Vias Complaint have agreed to stay the Le’Vias case until October 16, 2019. No trial date has been set for the Le’Vias Complaint and discovery has not yet commenced. Given the early stage of the litigation, we cannot estimate the likelihood of liability or the amount of potential damages.

On April 17, 2019, an individual filed a putative class action complaint against us that alleges we violated the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. §§ 227(b)(1) and (c)(5) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder. The complaint alleges, among other things, that we (i) made unsolicited telephone calls to the Plaintiff and putative class members using a prerecorded voice message in violation of 47 U.S.C. § 227(b)(1); and (ii) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent and without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200 and 47 U.S.C. § 227(c)(5). The complaint seeks an order certifying two classes: (i) a class of individuals in the United States who we (or agents acting on our behalf) called using a prerecorded voice message for substantially the same reason we allegedly called the Plaintiff; and (ii) a class of individuals in the United States who we (or agents acting on our behalf) called more than one time within any 12-month period for substantially the same reason we allegedly called the Plaintiff. The complaint also seeks (i) an award of actual and/or statutory damages for the benefit of Plaintiff and the classes; (ii) an order declaring that our actions violate the TCPA; (iii) an injunction requiring us to cease all unsolicited calling activity and to otherwise protect the interest of the classes; and (iv) such further other relief as the court deems just and proper. In May 2019, the plaintiff voluntarily dismissed the complaint without prejudice.

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

 The following table presents a summary of our future minimum payments under non-cancellable contractual service and licensing obligations as of June 30, 2019 (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the Years Ending December 31,	Service and Licensing Obligations
Remainder of 2019	$1,851
2020	2,441
2021	925
2022	415
2023	444
Thereafter	228
Total	$6,304

Note 9—Operating Segments, Geographic Information and Significant Customers

Operating Segments

We report segment information based on how our chief executive officer, who is our CODM, regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us, and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual, family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, and short-term health insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

Marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the two operating segments and are presented as a reconciling item to our consolidated financial results.

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation, depreciation and amortization expense and amortization of intangible assets.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents summary results of our operating segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Medicare revenue	$52,267	$25,468	$107,168	$56,231
Individual, Family and Small Business revenue	13,500	7,189	27,372	19,496
Total revenue	$65,767	$32,657	$134,540	$75,727

Segment profit (loss)
Medicare segment profit (loss)	$6,095	$(1,473)	$16,921	$1,707
Individual, Family and Small Business segment profit (loss)	5,268	(617)	11,292	2,871
Total segment profit (loss)	11,363	(2,090)	28,213	4,578
Corporate	(10,516)	(7,994)	(18,812)	(15,848)
Stock-based compensation expense	(4,678)	(3,131)	(7,907)	(5,681)
Depreciation and amortization	(733)	(631)	(1,388)	(1,250)
Acquisition costs	—	(18)	—	(76)
Change in fair value of earnout liability	(7,200)	(2,500)	(20,506)	(2,500)
Restructuring charges	—	(9)	—	(1,865)
Amortization of intangible assets	(547)	(547)	(1,094)	(998)
Other income, net	699	296	1,256	480
Loss before benefit from income taxes	$(11,612)	$(16,624)	$(20,238)	$(23,160)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
United States	$19,614	$15,614
China	322	378
Total	$19,936	$15,992

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Customers

Substantially all revenue for the three and six months ended June 30, 2019 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and six months ended June 30, 2019 and 2018 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Humana	22%	15%	22%	15%
UnitedHealthcare (1)	19%	24%	18%	22%
Aetna (2)	16%	11%	17%	10%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

As of June 30, 2019, our total outstanding accounts receivable balance was $342.5 million. Our contracts with the above carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

Note 10—Restructuring Charges
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
Total pre-tax restructuring charges for the year ended December 31, 2018 were $1.9 million, which included approximately $1.6 million for employee termination benefits and $0.3 million in non-cash accelerated stock-based compensation. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities comprising the plan were completed by June 30, 2018, and there were no restructuring charges during the three or six months ended June 30, 2019.

Note 11—Leases

Adoption of ASC 842

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 1, 2019, we adopted ASC 842—Leases, using the optional transition method. We have operating and finance leases for our corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 11 years. Our operating lease expense recognized under ASC 842 for the three months ended June 30, 2019 was $1.6 million and $2.9 million for the six months ended June 30, 2019, and our cash outflows related to operating leases were $1.2 million for the three months ended June 30, 2019 and $2.1 million for the six months ended June 30, 2019. As a result of adopting the ASU, on January 1, 2019, we recorded a right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively. During the three months ended June 30, 2019, we recorded $12.4 million of additional right-of-use assets and operating lease liabilities. During the six months ended June 30, 2019, we recorded $40.5 million of right-of-use assets through non-cash activities. For the three months ended June 30, 2019, we recorded an additional lease liability of $10.8 million related to a newly leased office space in Indianapolis, Indiana, which is described further below, and $1.1 million and $0.8 million related to an expansion and lease extension, respectively, of our office space in Gold River, California. We recorded an additional lease liability of $3.5 million related to an amendment entered into for our Salt Lake City office during the three months ended March 31, 2019.

Supplemental information as of June 30, 2019 related to leases is as follows (in thousands):

June 30, 2019
Operating lease right-of-use assets	$37,744
Operating lease liabilities	$39,282

Weighted-average remaining lease term of operating leases (in years)	8.0
Weighted-average discount rate of operating leases	5.8%

As of June 30, 2019, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$3,029
2020	6,862
2021	6,236
2022	4,964
2023	5,792
Thereafter	26,958
Total lease payments	53,841
Less imputed interest	(14,559)
Total	$39,282

Operating Lease Obligations

We lease our operating facilities and certain of our equipment, furniture and fixtures under various operating leases, the latest of which expires in January 2030. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

On April 8, 2019, we entered into an amendment to the lease agreement for our Gold River, California, office to expand our office space to a total of 63,206 square feet from 44,738 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the expanded office space will terminate on September 30, 2021. As of June 30, 2019, future minimum payments are expected to be $3.7 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the term of the lease and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

On June 3, 2019, we entered into a sublease agreement for 56,276 square feet and a lease agreement for 81,515 square feet as a sublessee and lessee, respectively, of office space in Indianapolis, Indiana. The sublease consists of two suites (Suite

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

200 and Suite 300). The lease term of Suite 300 commenced on June 3, 2019, and the lease term of Suite 200 commenced on July 1, 2019. The term of the sublease will terminate on October 31, 2022. The term of the lease, which will commence after the sublease, extends from November 1, 2022 to January 31, 2030, which, in addition to Suite 200 and Suite 300, includes an additional 25,239 square feet of office space in Suite 100. As of June 30, 2019, future minimum payments related to the Indiana office space are expected to be $17.8 million over the remaining term of the lease, plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. The landlord also agreed to contribute up to $1.9 million toward the cost of leasehold improvements. We also paid $0.9 million for security deposits to the landlord during the three months ended June 30, 2019, which are classified as other assets on the balance sheet as of June 30, 2019.

On March 26, 2019, we entered into an amendment to the lease agreement for our Salt Lake City, Utah, office to expand our office space to a total of 41,813 square feet from 28,915 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the lease for the original and expanded office space was also extended to terminate on the last day of the month that is 84 months after the commencement date of the expanded space. As of June 30, 2019, future minimum payments are expected to be $7.1 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of June 30, 2019, future minimum payments are expected to be $16.9 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of June 30, 2019, future minimum payments are expected to be $4.3 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into an agreement to lease 18,272 square feet of office space in Mountain View, California. In connection with this lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. On November 2, 2018, we entered into an agreement to sublease this office space to a third party. As of June 30, 2019, future minimum payments are expected to be $3.1 million. The obligation as of June 30, 2019 was immaterial net of sublease income.

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
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of June 30, 2019, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on the balance sheet. As of June 30, 2019, the balance of these issuance costs was $0.9 million.
As of June 30, 2019, we had no outstanding principal amount under our revolving credit facility.
Note 13—Public Offering of Common Stock

Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019, we entered into an underwriting agreement in January 2019 to issue a total of 2,760,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share. Net proceeds from the offering were approximately $126.1 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our expectations relating to submitted applications, approved members, constrained lifetime value of commissions; our expectations relating to revenue, sources of revenue, cost of revenue, operating expenses and profitability; our expectations relating to the seasonality of our business; our expectations regarding our strategy and investments including our acquisition of GoMedigap, and impact to our operating results; growth opportunities in our business and our expected investments; our expectations regarding the impact of future and existing healthcare laws and regulations on our business; our belief that the Internet will be a frequently utilized channel for researching and enrolling in health insurance plans; the anticipated trends and market opportunity for Medicare and health insurance plans; our execution during the Medicare annual enrollment period; the scalability of our Medicare business; our expectations regarding commission rates, payment rates, conversion rates, membership retention rates and membership acquisition costs; our estimates regarding membership and the constrained lifetime value of commissions per approved member; our expectations relating to marketing and advertising expense and expected contributions from our marketing partner channel; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; our estimates relating to fair value of earnout liability; our belief that cash generated from operations and our current cash and cash equivalents will be sufficient to fund operations for the next twelve months; our use of proceeds from our equity offering; future capital requirements; expected competition from government-run health insurance exchanges and other sources; the timing and source of our Medicare-related revenue; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those risks associated with our ability to retain existing members and enroll new members during the annual healthcare open enrollment period and Medicare annual enrollment period; the impact of the annual enrollment period on the purchase of individual and family health insurance and its timing on our recognition of revenue; changes in laws and regulations, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; the success of our sale of short-term health insurance; our ability to comply with CMS guidance and the impact on conversion rates from federal exchange changes to enrollment; competition, including competition from government-run health insurance exchanges; the seasonality of our business and the fluctuation of our operating results; changes in consumer behaviors and their selection of individual and family health insurance products, including the selection of products for which we receive lower commissions; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; carriers exiting the market of selling individual and family health insurance and the resulting impact on our supply and commission revenue; our ability to execute on our growth strategy in the Medicare and small business health insurance markets; exposure to security risks and our ability to safeguard the security and privacy of confidential data; the impact of increased health insurance costs on demand; our ability to timely receive and accurately predict the amount of commission payments from health insurance carriers; medical loss ratio requirements; our ability to accurately estimate membership and lifetime value of commissions; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; costs of acquiring new members; scalability of the Medicare business; consumer satisfaction of our service; changes in member conversion rates and our ability to attract and convert online visitors into paying members; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; the restrictions in our debt obligations; compliance with insurance and other laws and regulations; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure. Other factors that could cause operating, financial and other results to differ are discussed under the heading “Risk Factors” in Part II, Item 1A. of this report and those discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Annual Report on Form 10-K as filed with the Securities and Exchange Commission in March 2019, and the audited consolidated financial statements and related notes contained therein. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

•Medicare; and
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

Summary of Selected Metrics

In addition to traditional financial metrics, we rely upon certain metrics to estimate and recognize commission revenue, evaluate our business performance and facilitate strategic planning. Our commission revenue is influenced by a number of factors including:

•
the number of individuals on applications for Medicare-related, individual and family, small business and ancillary health insurance plans we submit to and are approved by the relevant health insurance carriers; and

•
the constrained lifetime value, or LTV, of approved members for Medicare-related, individual and family and ancillary health insurance plans we sell, as well as the estimated annual value of approved members for small business plans we sell.

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

The following table shows submitted applications by product for the three and six months ended June 30, 2019 and 2018:

	Submitted Applications
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Medicare (1)
Medicare Advantage (2)	38,449	23,149	66%	82,940	47,945	73%
Medicare Supplement (2)	10,534	6,868	53%	20,837	13,256	57%
Medicare Part D	7,505	3,739	101%	16,557	7,584	118%
Total Medicare	56,488	33,756	67%	120,334	68,785	75%
Individual and Family (3)
Non-Qualified Health Plans	2,840	1,309	117%	5,212	5,195	—%
Qualified Health Plans	1,431	1,037	38%	2,286	3,721	(39)%
Total Individual and Family	4,271	2,346	82%	7,498	8,916	(16)%
Ancillaries (4)
Short-term	12,856	25,779	(50)%	28,465	45,274	(37)%
Dental	9,200	9,324	(1)%	20,363	22,317	(9)%
Vision	4,060	4,209	(4)%	9,591	9,793	(2)%
Other	6,528	8,777	(26)%	12,741	22,118	(42)%
Total Ancillaries	32,644	48,089	(32)%	71,160	99,502	(28)%
Small Business (5)	1,813	1,672	8%	3,782	3,392	11%
Total	95,216	85,863	11%	202,774	180,595	12%

(1)
Medicare-related health insurance applications submitted on our website or through our customer care center during the period, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans.

(2)
The percentage of members who submit applications for Medicare Advantage and Medicare Supplement products online through our platform increased from 9% for the three months ended June 30, 2018 to 11% for the three months ended June 30, 2019. The percentage of applications for Medicare Advantage and Medicare Supplement products submitted online through our platform increased from 8% for the six months ended June 30, 2018 to 12% for the six months ended June 30, 2019.

(3)
Major medical individual and family plan ("IFP") health insurance applications submitted on our website during the period. An applicant may submit more than one application. We define our IFP offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans.

(4)	Ancillary plans consists primarily of short-term, dental and vision insurance plans submitted on our website during the period.
(5)
Applications for small business health insurance are counted as submitted when the applicant completes the application, the employees complete their applications, the applicant submits the application to us and we submit the application to the carrier.

Medicare submitted applications grew 67% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 driven by growth in submitted applications for all Medicare products that we offer—including Medicare Advantage—66%, Medicare Supplement—53% and Medicare Part D prescription drug plans—101%. Individual and family plan submitted applications increased 82% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. There was a decline of 32% in ancillary submitted applications for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which was primarily due to a 50% decrease in submitted applications for short-term plans year-over-year. Small business submitted applications grew 8% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to improved focus on key partnerships and technology enhancements.

Medicare submitted applications grew 75% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 driven by growth in submitted applications for all Medicare products that we offer—including Medicare Advantage—73%, Medicare Supplement—57% and Medicare Part D prescription drug plans—118%. Individual and family plan submitted applications declined 16% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to market conditions in the individual and family plan market. The decline in individual and family plan submitted applications also limited our ability to cross-sell ancillary plans, resulting in a decline of 28% in ancillary plan submitted applications for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, which was primarily due to a 37% decrease in submitted applications for short-term plans and a 42% decrease in submitted applications for other ancillary plans year-over-year. Small business submitted applications grew 11% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to improved focus on key partnerships and technology enhancements.

Approved Members

Approved members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.
The following table shows approved members by product for the three and six months ended June 30, 2019 and 2018:

	Approved Members (1)
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Medicare
Medicare Advantage	36,576	20,818	76%	77,317	45,438	70%
Medicare Supplement	8,769	5,267	66%	17,400	10,683	63%
Medicare Part D	7,224	3,417	111%	15,751	7,719	104%
Total Medicare	52,569	29,502	78%	110,468	63,840	73%
Individual and Family
Non-Qualified Health Plans	1,934	1,275	52%	8,005	10,488	(24)%
Qualified Health Plans	920	1,214	(24)%	6,447	15,900	(59)%
Total Individual and Family	2,854	2,489	15%	14,452	26,388	(45)%
Ancillaries
Short-term	14,129	25,964	(46)%	29,061	46,960	(38)%
Dental	9,478	9,302	2%	22,534	23,464	(4)%
Vision	4,428	4,444	—%	10,843	11,039	(2)%
Other	6,146	7,485	(18)%	11,358	16,731	(32)%
Total Ancillaries	34,181	47,195	(28)%	73,796	98,194	(25)%
Small Business	3,245	3,464	(6)%	7,497	8,758	(14)%
Total	92,849	82,650	12%	206,213	197,180	5%

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

Medicare total approved members grew 78% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Approved Medicare Advantage members grew 76%, approved Medicare Supplement plan members grew 66% and approved members on Medicare Part D prescription drug plans increased 111% compared to the second quarter of 2018. Individual and family plan approved members increased 15% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Ancillary approved members declined 28% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 46% decline in short-term approved members. Small business approved members declined 6% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 mainly due to a decrease in the number of members per application and in the percentage of approved applications.

Medicare total approved members grew 73% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Approved Medicare Advantage members grew 70%, approved Medicare Supplement plan members grew 63% and approved members on Medicare Part D prescription drug plans increased 104% compared to the six months ended June 30, 2018. Individual and family plan approved members declined 45% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to market conditions in the individual and family plan market. Ancillary approved members declined 25% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a decrease in our sale of short-term health insurance. Small business approved members declined 14% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 mainly due to a decrease in the number of members per application and in the percentage of approved applications.

We expect Medicare submitted applications and Medicare total approved members to increase during the fourth quarter of 2019 compared to the fourth quarter of 2018 as we continue to invest in agent headcount, sales and marketing and our technology platform.

Constrained LTV of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Percentage Change
Medicare
Medicare Advantage	$983	$851	15%
Medicare Supplement	$967	$1,026	(6)%
Medicare Part D	$257	$294	(12)%

Individual and Family
Non-Qualified Health Plans	$167	$125	34%
Qualified Health Plans	$160	$100	60%

Ancillaries
Short-term	$95	$57	67%
Dental	$65	$64	2%
Vision	$45	$46	(3)%

Small Business	$160	$164	(2)%

The constrained LTV per approved member represents commissions estimated to be collected over the estimated life of an approved member’s policy after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period. We evaluate constrained LTVs on a quarterly basis, and as part of that process, we apply an estimated future churn factor that is based on observed historical results for that relevant product. For additional information on constraints, see Note 1—Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

For small business, the constrained LTV represents the estimated commissions we expect to collect on each member covered by the policy over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected policy churn and applied constraints. These factors may result in varying values from period to period.

The constrained LTV of commissions per approved member for Medicare Advantage plans increased 15% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to improved member retention on some of our member cohorts, favorable product mix and commission rate increases. When comparing the three months ended June 30, 2019 to the three months ended June 30, 2018, the constrained LTV of commissions per Medicare Supplement approved member decreased 6% primarily as a result of an increase in member churn, and the constrained LTV of commissions per Medicare Part D approved member decreased 12% primarily due to carrier mix. We experienced a decreased member retention rate in the Medicare Advantage members that we enrolled during the Medicare annual enrollment period in the fourth quarter of 2018. We believe the reintroduction of the Medicare open enrollment period during the first quarter of 2019 contributed to the decreased retention rate since Medicare Advantage members that we enrolled during the annual enrollment period in the fourth quarter of 2018 were able to enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare open enrollment period. While the net impact of the Medicare open enrollment period was positive to our Medicare business, we expect the constrained LTVs for Medicare Advantage plans to decrease in the fourth quarter of 2019 compared to the fourth quarter of 2018, as we expect lower retention rates for Medicare Advantage members that we enroll during the fourth quarter going forward.

The constrained LTV of commissions per qualified health plans and non-qualified health plans increased 60% and 34%, in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 mostly due to improved member churn.

The constrained LTV of commissions per short-term approved member increased 67% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of selling higher priced plans and an increase in average duration.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the month of estimation.

The following table shows estimated membership by product as of June 30, 2019 and 2018:

	As of June 30,
	2019	2018	Percent Change
Medicare (1)
Medicare Advantage	291,171	226,048	29%
Medicare Supplement	80,779	61,316	32%
Medicare Part D	149,312	106,573	40%
Total Medicare	521,262	393,937	32%
Individual and Family (2)	133,543	168,278	(21)%
Ancillaries (3)
Short-term	21,513	17,008	26%
Dental	134,044	150,823	(11)%
Vision	74,157	75,696	(2)%
Other	37,102	34,964	6%
Total Ancillaries	266,816	278,491	(4)%
Small Business (4)	46,076	37,010	24%
Total Estimated Membership	967,697	877,716	10%

(1)
To estimate the number of members on Medicare-related health insurance plans, we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that is up to two months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of applicants since that month (after reducing that number using historical experience for an assumed number of members who do not accept their approved application from the same period the previous year and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The estimated number of members active on Medicare-related health insurance as of the date indicated is based on the number of members for whom we have received or applied a commission payment during the month of estimation.

(2)
To estimate the number of members on individual and family health insurance plans, we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that is up to six months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved applications since that month (after reducing that number by the percentage of members who do not accept their approved policy from the same month of the previous year for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

(3)
For ancillary health insurance plans (such as short-term, dental and vision), we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that is up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy from the same month of the previous year and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

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
After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. For instance, we reconcile information carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have under estimated membership. Conversely, carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. We do not update our estimated membership numbers reported in previous periods. Instead, we reflect updated information regarding our historical membership in the membership estimate for the current period. As a result of the delay in our receipt of information from insurance carriers, actual trends in our membership are most discernible over periods longer than from one quarter to the next. As a result of the delay we experience in receiving information about our membership, it is difficult for us to determine with any certainty the impact of current conditions on our membership retention. Various circumstances could cause the assumptions and estimates that we make in connection with estimating our membership to be inaccurate, which would cause our membership estimates to be inaccurate. A member who purchases and is active on multiple standalone insurance plans will be counted as a member more than once. For example, a member who is active on both an individual and family health insurance plan and a standalone dental plan will be counted as two continuing members.
Medicare-related plan estimated membership grew 32% when comparing June 30, 2019 to June 30, 2018 due to 29% growth in Medicare Advantage membership, 32% growth in Medicare Supplement membership, and 40% growth in Medicare Part D membership. Individual and family plan membership declined 21% when comparing June 30, 2019 to June 30, 2018 due to market conditions in the individual and family plan market and our decision to shift our marketing investments towards our Medicare business. Ancillary membership declined 4% when comparing June 30, 2019 to June 30, 2018 as a result of the decline in individual and family plan membership, partially offset by growth in short-term plan members. Small business estimated membership grew 24% when comparing June 30, 2019 to June 30, 2018 due to improved focus on key partnerships, technology enhancements and increased conversions.
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
The following table shows our variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Percent Change
Medicare variable cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$335	$337	(1)%
Medicare customer care and enrollment ("CC&E") cost per approved MA-equivalent member (2)	$407	$410	(1)%
Total Medicare cost per approved member	$742	$747	(1)%

Individual and family plan ("IFP") variable cost per approved member
IFP variable marketing cost per approved IFP-equivalent member (3)	$57	$48	18%
IFP CC&E cost per approved IFP-equivalent member (4)	$160	$106	52%
Total IFP cost per approved member	$217	$154	41%

Expense Metrics Per Approved Member

(1)
Variable marketing cost per approved MA-equivalent member represents direct costs incurred in member acquisition for Medicare Advantage, Medicare Supplement and Medicare Part D plans from our direct marketing partners and online advertising channels divided by MA-equivalent approved members in a given period. MA-equivalent members is a derived metric and is equal to the sum of Medicare Part D approved members divided by 4, the number of Medicare Advantage approved members and the number of Medicare Supplement approved members in the given period.

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

Variable marketing and CC&E costs per approved MA-equivalent member decreased 1% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to approved members growing faster than Medicare marketing costs and CC&E expense. We expect CC&E costs per approved MA-equivalent member to increase in the third quarter of 2019 compared to the second quarter of 2019 and the third quarter of 2018 as we increase our agent headcount in preparation for the annual enrollment period.

Variable marketing cost per approved IFP-equivalent member increased 18% and CC&E cost per approved IFP-equivalent member increased 52% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a decline in the number of approved members for short-term products. The overall variable marketing cost in the Individual, Family, and Small Business segment also declined year-over-year.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Business Combinations;

•	Realizability of Long-Lived Assets; and

•	Accounting for Income Taxes.

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

Results of Operations

The following table sets forth our operating results and related percentages of total revenue for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue
Commission	$60,606	92%	$30,646	94%	$124,833	93%	$71,353	94%
Other	5,161	8%	2,011	6%	9,707	7%	4,374	6%
Total revenue	65,767	100%	32,657	100%	134,540	100%	75,727	100%
Operating costs and expenses
Cost of revenue	449	1%	151	—%	372	—%	303	—%
Marketing and advertising	23,104	35%	14,606	45%	47,045	35%	29,608	39%
Customer care and enrollment	21,479	33%	13,219	40%	41,423	31%	26,458	35%
Technology and content	10,437	16%	7,287	22%	19,454	14%	15,628	21%
General and administrative	14,862	23%	11,240	34%	26,140	19%	21,931	29%
Acquisition costs	—	—%	18	—%	—	—%	76	—%
Change in fair value of earnout liability	7,200	11%	2,500	8%	20,506	15%	2,500	3%
Restructuring charges	—	—%	9	—%	—	—%	1,865	2%
Amortization of intangible assets	547	1%	547	2%	1,094	1%	998	1%
Total operating costs and expenses	78,078	119%	49,577	152%	156,034	116%	99,367	131%
Loss from operations	(12,311)	(19)%	(16,920)	(52)%	(21,494)	(16)%	(23,640)	(31)%
Other income, net	699	1%	296	1%	1,256	1%	480	1%
Loss before benefit from income taxes	(11,612)	(18)%	(16,624)	(51)%	(20,238)	(15)%	(23,160)	(31)%
Benefit from income taxes	(5,858)	(9)%	(4,610)	(14)%	(9,325)	(7)%	(6,301)	(8)%
Net loss	$(5,754)	(9)%	$(12,014)	(37)%	$(10,913)	(8)%	$(16,859)	(22)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketing and advertising	$711	$553	$1,340	$923
Customer care and enrollment	285	206	558	371
Technology and content	668	383	1,217	726
General and administrative	3,014	1,989	4,792	3,661
Restructuring charges	—	—	—	251
Total stock-based compensation expense	$4,678	$3,131	$7,907	$5,932

Three and Six Months Ended June 30, 2019 and 2018

Revenue

The following table presents our commission revenue, other revenue and total revenue for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Commission	$60,606	$30,646	$29,960	98%	$124,833	$71,353	$53,480	75%
Percentage of total revenue	92%	94%			93%	94%
Other	5,161	2,011	3,150	157%	9,707	4,374	5,333	122%
Percentage of total revenue	8%	6%			7%	6%
Total revenue	$65,767	$32,657	$33,110		$134,540	$75,727	$58,813

Three Months Ended June 30, 2019 and 2018—Commission revenue increased $30.0 million, or 98%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a $23.6 million increase in commission revenue from the Medicare segment and a $6.4 million increase in commission revenue from the Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was primarily attributable to a 78% increase in Medicare approved members in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as well as a 15% increase in the constrained LTV per Medicare Advantage approved member. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $6.6 million, partially offset by a decrease of $0.2 million in revenue relating to members approved during the three months ended June 30, 2019 when compared to the three months ended June 30, 2018. We believe the positive impact of these net commission revenue adjustments during the three months ended June 30, 2019 was primarily due to favorable retention rates when compared to the three months ended June 30, 2018. We expect a decline in our commission revenue from the Individual, Family and Small Business segment in the third quarter of 2019 compared to the second quarter of 2019.

Other revenue increased $3.2 million, or 157%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a $3.3 million increase in sponsorship and online advertising revenue, partially offset by a $0.1 million decrease in licensing revenue.

Six Months Ended June 30, 2019 and 2018—Commission revenue increased $53.5 million, or 75%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to a $45.8 million increase in commission revenue from the Medicare segment and a $7.6 million increase in commission revenue from the Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was primarily attributable to a 73% increase in Medicare approved members in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $9.7 million, partially offset by a decrease of $2.1 million in revenue relating to members approved during the six months ended June 30, 2019 when compared to the six months ended June 30, 2018. We believe the positive impact of these net commission revenue adjustments during the six months ended June 30, 2019 were due to favorable retention rates when compared to the six months ended June 30, 2018.

Other revenue increased $5.3 million, or 122%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to a $5.3 million increase in sponsorship and online advertising revenue and a $0.3 million increase sales of leads, partially offset by a $0.3 million decrease in licensing revenue.

Cost of Revenue

Included in cost of revenue are payments related to health insurance plans sold to members who were referred to us by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

The following table presents our cost of revenue for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of revenue	449	$151	$298	197%	$372	$303	$69	23%
Percentage of total revenue	1%	—%			—%	—%

Three Months Ended June 30, 2019 and 2018—Cost of revenue increased $0.3 million, or 197%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, mostly due to an increase in volumes of applications driven through our partner channel compared to prior year.

Six Months Ended June 30, 2019 and 2018—Cost of revenue increased $0.1 million, or 23%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, mostly due to an increase in volumes of applications driven through our partner channel compared to prior year.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Marketing and advertising	$23,104	$14,606	$8,498	58%	$47,045	$29,608	$17,437	59%
Percentage of total revenue	35%	45%			35%	39%

Three Months Ended June 30, 2019 and 2018—Marketing and advertising expenses increased $8.5 million, or 58%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase of $8.5 million in marketing and advertising expenses from our Medicare segment. The increase was driven primarily by an increase in variable advertising costs in the Medicare market and an increase in headcount, as well as a higher volume of Medicare submitted applications in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018—Marketing and advertising expenses increased $17.4 million, or 59%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase of $18.0 million in marketing expenses from our Medicare segment, partially offset by a $0.6 million decrease in marketing and advertising expenses from our Individual, Family and Small Business segment. The net increase was driven primarily by an increase in variable advertising costs in the Medicare market and an increase in headcount, as well as a higher volume of Medicare submitted applications in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in marketing and advertising expenses from our Individual, Family and Small Business segment was due to a shift in our focus toward our Medicare business.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Customer care and enrollment	$21,479	$13,219	$8,260	62%	$41,423	$26,458	$14,965	57%
Percentage of total revenue	33%	40%			31%	35%

Three Months Ended June 30, 2019 and 2018—Customer care and enrollment expenses increased $8.3 million, or 62%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases of $5.7 million in personnel costs associated with higher headcount, $1.6 million in consulting expenses, $0.5 million in license and permit costs, $0.4 million in agent commission incentives, $0.1 million in facilities and other operating costs, and $0.1 million in stock-based compensation expense, partially offset by a decrease of $0.1 million in professional fees. We expect customer care and enrollment expenses for the third quarter of 2019 to increase compared to the second quarter of 2019 and the third quarter of 2018 as we increase our agent headcount in preparation for the annual enrollment period.

Six Months Ended June 30, 2019 and 2018—Customer care and enrollment expenses increased $15.0 million, or 57%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increases of $9.3 million in personnel costs associated with higher headcount, $4.0 million in consulting expenses, $1.4 million in license and permit costs, $0.4 million in agent commission incentives, and $0.2 million in stock-based compensation expense, partially offset by decreases of $0.2 million in facilities and other operating costs and $0.1 million in professional fees.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our websites.

The following table presents our technology and content expenses for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Technology and content	$10,437	$7,287	$3,150	43%	$19,454	$15,628	$3,826	24%
Percentage of total revenue	16%	22%			14%	21%

Three Months Ended June 30, 2019 and 2018—Technology and content expenses increased $3.2 million, or 43%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increases of $1.2 million in personnel and compensation costs, $0.9 million in consulting expenses, $0.5 million in facilities and other operating costs, $0.3 million in stock-based compensation, and $0.3 million in amortization of capitalized internal-use software costs.

Six Months Ended June 30, 2019 and 2018—Technology and content expenses increased $3.8 million, or 24%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increases of $1.2 million in personnel and compensation costs, $1.0 million in consulting expenses, $0.6 million in facilities and other operating costs, $0.5 million in stock-based compensation, and $0.5 million in amortization of capitalized internal-use software costs. We expect technology and content expenses for the third quarter of 2019 to increase compared to the second quarter of 2019 and the third quarter of 2018 as we invest to improve our online consumer experience and our technology solutions.

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

The following table presents our general and administrative expenses for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
General and administrative	$14,862	$11,240	$3,622	32%	$26,140	$21,931	$4,209	19%
Percentage of total revenue	23%	34%			19%	29%

Three Months Ended June 30, 2019 and 2018—General and administrative expenses increased $3.6 million, or 32%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases of $1.8 million in personnel and compensation costs, $1.0 million in stock-based compensation expense, $0.4 million in legal and professional fees, $0.4 million in facilities and other operating costs, and $0.1 million in depreciation and amortization, partially offset by a decrease of $0.1 million in license and permit costs.

Six Months Ended June 30, 2019 and 2018—General and administrative expenses increased $4.2 million, or 19%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increases of $1.9 million in compensation and personnel costs, $1.1 million in stock-based compensation expenses, $0.6 million in legal and professional fees, $0.4 million in facilities and other operating costs, $0.2 million in depreciation and amortization, and $0.1 million in consulting expenses, partially offset by a decrease of $0.1 million in license and permit costs.

Acquisition Costs

During the six months ended June 30, 2018, we incurred $0.1 million of costs associated with our acquisition of GoMedigap, which was completed on January 22, 2018.

Change in Fair Value of Earnout Liability

During the three and six months ended June 30, 2019, we recorded $7.2 million and $20.5 million, respectively, of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to the acquisition of GoMedigap, which was completed on January 22, 2018. The increase in the fair value of the earnout liability was related to an increase in the value of our common stock.

Restructuring Charges

In February 2018, our board of directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in certain other locations. As part of the plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily in our customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred $1.9 million for employee termination benefits and related costs in the six months ended June 30, 2018. Substantially all of the restructuring charges resulted in cash expenditures. Restructuring activities comprising the plan were completed during the three months ended June 30, 2018.

The following table presents our restructuring charges for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Restructuring charges	$—	$9	$(9)	(100)%	$—	$1,865	$(1,865)	(100)%
Percentage of total revenue	—%	—%			—%	2%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Amortization of intangible assets	$547	$547	$—	—%	$1,094	$998	$96	10%
Percentage of total revenue	1%	2%			1%	1%

Amortization expense related to intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense in the six months ended June 30, 2019 increased $0.1 million, or 10%, due to a full quarter of amortization of intangible assets from our GoMedigap acquisition, which was completed January 22, 2018.

Other Income, Net

The following table presents our other income, net for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Other income, net	$699	$296	$403	136%	$1,256	$480	$776	162%
Percentage of total revenue	1%	1%			1%	1%

Three Months Ended June 30, 2019 and 2018—Other income, net, for the three months ended June 30, 2019 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on finance leases and debt.

Other income, net increased $0.4 million, or 136%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a favorable exchange rate impact.

Six Months Ended June 30, 2019 and 2018—Other income, net, for the six months ended June 30, 2019 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on finance leases and debt.

Other income, net increased $0.8 million, or 162%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a favorable exchange rate impact.

Benefit from Income Taxes

The following table presents our benefit from income taxes for the three and six months ended June 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Benefit from income taxes	$(5,858)	$(4,610)	$(1,248)	27%	$(9,325)	$(6,301)	$(3,024)	48%
Effective tax rate	50.4%	27.7%			46.1%	27.2%

Three Months Ended June 30, 2019 and 2018—For the three months ended June 30, 2019, we recognized a benefit from income taxes of $5.9 million, representing an effective tax rate of 50.4% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying and other non-deductible expenses, partially offset by research and development credits. For the three months ended June 30, 2018, we recognized a benefit for income taxes of $4.6 million, representing an effective tax rate of 27.7%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

Six Months Ended June 30, 2019 and 2018—For the six months ended June 30, 2019, we recognized a benefit for income taxes of $9.3 million, representing an effective tax rate of 46.1% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying and other non-deductible expenses, partially offset by research and development credits. For the six months ended June 30, 2018, we recognized a benefit for income taxes of $6.3 million, representing an effective tax rate of 27.2%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

Segment Information

We report segment information based on how our chief executive officer, who is our chief operating decision maker, or CODM, regularly reviews our operating results, allocates resources, and makes decisions regarding our business operations. The performance measures of our operating segments include revenues and profit (loss). Our business structure is comprised of two operating segments:

•Medicare; and
•Individual, Family and Small Business.

Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

The Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us, and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities.

The Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual, family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, dental, vision, and short-term insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology, and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses, excluding stock-based compensation, change in fair value of earnout liability, restructuring charges, acquisition costs, depreciation and amortization expense, other income, net, and amortization of intangible assets.

The following table presents summary results of our operating segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent Change	2019	2018	Amount	Percent Change
Revenue
Medicare revenue	$52,267	$25,468	$26,799	105%	$107,168	$56,231	$50,937	91%
Individual, Family and Small Business revenue	13,500	7,189	6,311	88%	27,372	19,496	7,876	40%
Total revenue	$65,767	$32,657	$33,110	101%	$134,540	$75,727	$58,813	78%

Segment profit (loss)
Medicare segment profit (loss)	$6,095	$(1,473)	$7,568	514%	$16,921	$1,707	$15,214	891%
Individual, Family and Small Business segment profit (loss)	5,268	(617)	5,885	954%	11,292	2,871	8,421	293%
Total segment profit (loss)	11,363	(2,090)	13,453	644%	28,213	4,578	23,635	516%
Corporate	(10,516)	(7,994)	(2,522)	32%	(18,812)	(15,848)	(2,964)	19%
Stock-based compensation expense	(4,678)	(3,131)	(1,547)	49%	(7,907)	(5,681)	(2,226)	39%
Depreciation and amortization	(733)	(631)	(102)	16%	(1,388)	(1,250)	(138)	11%
Acquisition costs	—	(18)	18	(100)%	—	(76)	76	(100)%
Change in fair value of earnout liability	(7,200)	(2,500)	(4,700)	188%	(20,506)	(2,500)	(18,006)	720%
Restructuring charges	—	(9)	9	(100)%	—	(1,865)	1,865	(100)%
Amortization of intangible assets	(547)	(547)	—	—%	(1,094)	(998)	(96)	10%
Other income, net	699	296	403	136%	1,256	480	776	162%
Loss before benefit from income taxes	$(11,612)	$(16,624)	$5,012	(30)%	$(20,238)	$(23,160)	$2,922	(13)%

Revenue

Three Months Ended June 30, 2019 and 2018—Revenue from our Medicare segment increased $26.8 million, or 105%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a $23.6 million increase in Medicare commission revenue and a $3.2 million increase in other Medicare revenue. The increase in commission revenue was primarily attributable to a 78% increase in Medicare approved members in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as well as a 15% increase in the constrained LTV of commissions per Medicare Advantage approved member. The favorable constrained LTV of commissions per Medicare Advantage approved member was driven in part by improved churn rates from some members of our older cohorts and increases to commission rates. The increase in other revenue was mostly due to an increase in online sponsorship and advertising revenue.

Revenue from our Individual, Family and Small Business segment increased $6.3 million, or 88%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily attributable to a $6.4 million increase in commission revenue, partially offset by a $0.1 million decrease in other revenue. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $6.6 million, partially offset by a decrease of $0.2 million in revenue relating to members approved during the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, and a 15% increase in individual and family health insurance approved members in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018—Revenue from our Medicare segment increased $50.9 million, or 91%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to a $45.8 million increase in Medicare commission revenue and a $5.1 million increase in other Medicare revenue. The increase in commission revenue was primarily attributable to a 73% increase in Medicare approved members in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in other revenue was mostly due to an increase in online sponsorship and advertising revenue.

Revenue from our Individual, Family and Small Business segment increased $7.9 million, or 40%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily attributable to a $7.6 million increase in commission revenue and a $0.3 million increase in other revenue. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $9.7 million, partially offset by a decrease of $2.1 million in revenue relating to members approved during the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.

Segment Profit (Loss)

Three Months Ended June 30, 2019 and 2018—Profit from our Medicare segment was $6.1 million in the three months ended June 30, 2019, a $7.6 million, or 514%, improvement compared to a loss of $1.5 million in the three months ended June 30, 2018. The improvement in the Medicare segment in the three months ended June 30, 2019 was primarily due to a $26.8 million increase in revenue, partially offset by a $19.2 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to increased variable marketing costs and customer care and enrollment costs.

Profit from our Individual, Family and Small Business segment was $5.3 million in the three months ended June 30, 2019, a $5.9 million, or 954%, improvement compared to a loss of $0.6 million from the Individual, Family and Small Business segment in the three months ended June 30, 2018. The increase in profit from the Individual, Family and Small Business segment in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a $6.3 million increase in revenue, partially offset by a $0.4 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, restructuring charges, acquisition costs, depreciation and amortization expenses and amortization of intangible assets.

Six Months Ended June 30, 2019 and 2018—Profit from our Medicare segment was $16.9 million in the six months ended June 30, 2019, a $15.2 million, or 891%, improvement compared to a profit of $1.7 million in the six months ended June 30, 2018. The improvement in the Medicare segment in the six months ended June 30, 2019 was primarily due to a $50.9 million increase in revenue, partially offset by a $35.7 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, acquisition costs, restructuring charges, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to increased variable marketing costs and customer care and enrollment costs.

Profit from our Individual, Family and Small Business segment was $11.3 million in the six months ended June 30, 2019, a $8.4 million, or 293%, increase compared to profit of $2.9 million from the Individual, Family and Small Business segment in the six months ended June 30, 2018. The increase in profit from the Individual, Family and Small Business segment in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $7.9 million increase in revenue and a $0.5 million decrease in operating expenses, excluding stock-based compensation, change in earnout liability, restructuring charges, acquisition costs, depreciation and amortization expenses and amortization of intangible assets.

Liquidity and Capital Resources

As of June 30, 2019, our cash and cash equivalents totaled $115.9 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2018, our cash and cash equivalents totaled $13.1 million. The increase in cash and cash equivalents reflects $111.3 million provided by financing activities, $1.2 million provided by operating activities, and $8.1 million used to purchase property and equipment and other assets, including capitalized internal-use software and website development costs, as well as payments for security deposits. See Note 13—Public Offering of Common Stock. We also had $1.6 million in restricted cash as of June 30, 2019, which is classified as part of prepaid expenses and other current assets on the balance sheet.

As of June 30, 2019, we have, in treasury, shares of our common stock that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of June 30, 2019 and December 31, 2018, we had a total of 11,481,850 shares and 11,426,292 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$1,225	$10,436
Cash used in investing activities	$(8,115)	$(18,814)
Net cash provided by (used in) financing activities	$111,262	$(1,126)

Operating Activities

Cash provided by operating activities primarily consists of net loss, adjusted for certain non-cash items, including change in fair value of earnout liability, deferred income taxes, stock-based compensation expense, depreciation and amortization, amortization of intangible assets and internally developed software, change in deferred rent, other non-cash items, and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission reports from health insurance carriers. If we were to experience a delay in receiving a commission payment from a health insurance carrier within a quarter, our operating cash flows for that quarter could be adversely impacted.

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platforms. Since our marketing and advertising costs are expensed and generally paid as incurred, and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted during a quarter or positively impacted by a substantial decline in the volume of applications submitted during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of open enrollment periods for individual and family health insurance and the Medicare annual enrollment period for Medicare-related health insurance can positively or negatively affect our cash flows during each quarter.

Six Months Ended June 30, 2019—Net cash provided by operating activities was $1.2 million in the six months ended June 30, 2019, primarily consisting of cash provided by changes in net operating assets and liabilities of $9.7 million and adjustments for non-cash items of $21.8 million, partially offset by a net loss of $10.9 million. Adjustments for non-cash items primarily consisted of $20.5 million of expense related to the fair value adjustment of our earnout liability, $7.9 million of stock-based compensation expense, $2.6 million of amortization of intangible assets and internally-developed software, $1.4 million of depreciation and amortization, and a $0.2 million increase due to other non-cash items, partially offset by a $9.5 million decrease due to the change in deferred income taxes, and a $1.3 million decrease to deferred rent. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2019 primarily consisted of decreases of $7.3 million in accrued marketing expenses, $5.5 million in accrued compensation and benefits, $4.4 million in commissions receivable, $2.5 million in accounts receivable, $1.2 million in accrued expenses and other liabilities, and $0.1 million in deferred revenue, and increases of $2.7 million in prepaid expenses and other current assets, and $0.1 million in accounts payable.

Six Months Ended June 30, 2018—Net cash provided by operating activities was $10.4 million in the six months ended June 30, 2018, primarily consisting of cash provided by changes in net operating assets and liabilities of $21.7 million and adjustments for non-cash items of $5.6 million, partially offset by a net loss of $16.9 million. Adjustments for non-cash items primarily consisted of $5.9 million of stock-based compensation expense, $2.5 million of expense related to the fair value adjustment of our earnout liability, $2.0 million of amortization of intangible assets and internally-developed software, $1.3 million of depreciation and amortization, a $0.3 million increase to deferred rent, and a $0.1 million increase in other non-cash items, partially offset by a $6.5 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the six months ended June 30, 2018 primarily consisted of decreases of $27.5 million in commissions receivable, $3.6 million in accrued compensation and benefits, $2.0 million in accrued marketing expenses, $1.2 million in accounts payable, $0.6 million in accounts receivable, and increases of $1.1 million in prepaid expenses and other assets, $1.1 million in accrued expenses and other liabilities, and $0.4 million in deferred revenue.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs, security deposit payments, and cash used to acquire a business.

Six Months Ended June 30, 2019—Cash used in investing activities of $8.1 million in the six months ended June 30, 2019 was due to $3.4 million in capitalized internal-use software and website development costs, $3.8 million used to purchase property and equipment and other assets, and $0.9 million of payments for security deposits.

Six Months Ended June 30, 2018—Cash used in investing activities of $18.8 million in the six months ended June 30, 2018 was due to $14.9 million of cash used to acquire GoMedigap, net of cash acquired, $2.8 million in capitalized internal-use software and website development costs, and $1.1 million used to purchase property and equipment and other assets.

Financing Activities

Six Months Ended June 30, 2019—Net cash provided by financing activities of $111.3 million for the six months ended June 30, 2019 was primarily due to $126.1 million net proceeds from the issuance of common stock in a public equity offering and $3.3 million of proceeds from the exercise of common stock options, partially offset by $9.5 million of acquisition-related contingent payments, a $5.0 million debt repayment, $3.5 million used to net-share settle equity awards, and $0.1 million of principal payments in connection with finance leases.

Six Months Ended June 30, 2018—Net cash used in financing activities of $1.1 million for the six months ended June 30, 2018 was primarily due to $1.7 million used to net-share settle equity awards and $0.1 million of principal payments in connection with finance leases, partially offset by $0.7 million of proceeds from the exercise of common stock options.

Non-cash Activities

During the six months ended June 30, 2019, we recorded $40.5 million in non-cash activities related to right-of-use assets and issued $17.3 million of common stock to settle our first earnout liability with GoMedigap.

Future Needs

As discussed in Note 2—Acquisition of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This strategic acquisition significantly has enhanced our growing presence in the Medicare Supplement market, puts us in a stronger position with carriers and strategic partners. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock. In addition, we are obligated to pay up to an additional $9 million in cash and 294,608 shares of our common stock as of June 30, 2019, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2019.

As discussed in Note 12—Debt of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada, or RBC, as administrative agent and collateral agent. The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit sub-facility. The commitments under the Credit Agreement expire on September 17, 2021.

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
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of June 30, 2019, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on the balance sheet. As of June 30, 2019, the balance of these issuance costs was $0.9 million.
As of June 30, 2019, we had no outstanding principal amount under our revolving credit facility.
Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019, we entered into an underwriting agreement in January 2019 that resulted in the issuance of a total of 2,760,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 360,000 additional shares of common stock, at a price to the public of $48.50 per share. Net proceeds from the offering were approximately $126.1 million after deducting underwriting discounts, commissions and expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations, including the additional amounts we are obligated to pay subject to the terms of the acquisition agreement with GoMedigap, for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. We expect a reduction in cash and cash equivalents in the future resulting from our continued investments in resources and headcount to facilitate growth in our business. We did not have any bank debt outstanding as of June 30, 2019. To the extent that available funds are insufficient to fund our future activities or we otherwise desire to raise additional funds, we may raise additional capital through bank debt, line of credit facilities, public or private equity, or debt financing to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of June 30, 2019 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
Remainder of 2019	$3,029	$1,851	$4,880
2020	6,862	2,441	9,303
2021	6,236	925	7,161
2022	4,964	415	5,379
2023	5,792	444	6,236
Thereafter	26,958	228	27,186
Total	$53,841	$6,304	$60,145

Operating Lease Obligations

We lease our operating facilities and certain of our equipment, furniture and fixtures under various operating leases, the latest of which expires in February 2029. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis over the terms of the leases, although actual cash payment obligations under certain of these agreements fluctuate over the terms of the agreements.

On April 8, 2019, we entered into an amendment to the lease agreement for our Gold River, California, office to expand our office space to a total of 63,206 square feet from 44,738 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the expanded office space will terminate on September 30, 2021. As of June 30, 2019, future minimum payments are expected to be $3.7 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the term of the lease and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

On June 3, 2019, we entered into a sublease agreement for 56,276 square feet and a lease agreement for 81,515 square feet as a sublessee and lessee, respectively, of office space in Indianapolis, Indiana. The sublease consists of two suites (Suite 200 and Suite 300). The lease term of Suite 300 commenced on June 3, 2019, and the lease term of Suite 200 commenced on July 1, 2019. The term of the sublease will terminate on October 31, 2022. The term of the lease, which will commence after the sublease, extends from November 1, 2022 to January 31, 2030, which, in addition to Suite 200 and Suite 300, includes an additional 25,239 square feet of office space in Suite 100. As of June 30, 2019, future minimum payments related to the Indiana office space are expected to be $17.8 million over the remaining term of the lease, plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. The landlord also agreed to contribute up to $1.9 million toward the cost of leasehold improvements. We also paid $0.9 million for security deposits to the landlord during the three months ended June 30, 2019, which are classified as other assets on the balance sheet as of June 30, 2019.

On March 26, 2019, we entered into an amendment to the lease agreement for our Salt Lake City, Utah, office to expand our office space to a total of 41,813 square feet from 28,915 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the lease for the original and expanded office space was also extended to terminate on the last day of the month that is 84 months after the commencement date of the expanded space. As of June 30, 2019, future minimum payments are expected to be $7.1 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of June 30, 2019, future minimum payments are expected to be $16.9 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of June 30, 2019, future minimum payments are expected to be $4.3 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into an agreement to lease 18,272 square feet of office space in Mountain View, California. In connection with this lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced in increments of 25% of the original amount thereof on the first, second and third anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease. On November 2, 2018, we entered into an agreement to sublease this office space to a third party. As of June 30, 2019, future minimum payments are expected to be $3.1 million. The obligation as of June 30, 2019 was immaterial net of sublease income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents, accounts receivable and commissions receivable. As of June 30, 2019 and December 31, 2018, our cash and cash equivalents were invested as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash (1)	$12,280	$12,766
Money market funds (2)	103,603	323
Total cash and cash equivalents	$115,883	$13,089

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At June 30, 2019 and December 31, 2018 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

As of June 30, 2019, our total outstanding commissions receivable balance was $341.4 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of its counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Total accounts receivable as of June 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$1,059	$3,601
Commissions receivable—current	117,573	134,190
Commissions receivable—non-current	223,842	211,668
Total accounts receivable	$342,474	$349,459

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

 On April 6, 2018, a former Company employee, Lupita Gonzalez, filed a complaint against the Company in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). The Gonzalez Complaint is brought under the California Private Attorney General Act (“PAGA”) on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that the Company violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Gonzalez Complaint seeks civil penalties and costs, expenses and attorneys’ fees. Discovery is ongoing, and a trial date has been set for April 13, 2020. Given the early stage of the litigation, we cannot estimate the likelihood of liability or the amount of potential damages.

On July 1, 2019, two other former Company employees, Michael Le’Vias and Ramona Meadows, filed a similar complaint against the Company and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). There is substantial overlap between the facts and circumstances alleged in the Gonzalez Complaint and the Le’Vias Complaint. Specifically, the Le’Vias Complaint is also brought under PAGA on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that the Company violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Le’Vias Complaint seeks unpaid wages, civil penalties and costs, expenses and attorneys’ fees. Plaintiffs in the Le’Vias Complaint have agreed to stay the Le’Vias case until October 16, 2019. No trial date has been set for the Le’Vias Complaint and discovery has not yet commenced. Given the early stage of the litigation, we cannot estimate the likelihood of liability or the amount of potential damages.

On April 17, 2019, an individual filed a putative class action complaint against us that alleges we violated the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. §§ 227(b)(1) and (c)(5) and certain provisions of 47 C.F.R. § 64.1200 promulgated thereunder. The complaint alleges, among other things, that we (i) made unsolicited telephone calls to the Plaintiff and putative class members using a prerecorded voice message in violation of 47 U.S.C. § 227(b)(1); and (ii) made more than one unsolicited telephone call to Plaintiff and putative class members within a 12-month period without express consent and without instituting procedures that comply with regulatory minimum standards for implementing Do Not Call in violation of 47 C.F.R. § 64.1200 and 47 U.S.C. § 227(c)(5). The complaint seeks an order certifying two classes: (i) a class of individuals in the United States who we (or agents acting on our behalf) called using a prerecorded voice message for substantially the same reason we allegedly called the Plaintiff; and (ii) a class of individuals in the United States who we (or agents acting on our behalf) called more than one time within any 12-month period for substantially the same reason we allegedly called the Plaintiff. The complaint also seeks (i) an award of actual and/or statutory damages for the benefit of Plaintiff and the classes; (ii) an order declaring that our actions violate the TCPA; (iii) an injunction requiring us to cease all unsolicited calling activity and to otherwise protect the interest of the classes; and (iv) such further other relief as the court deems just and proper. In May 2019, the plaintiff voluntarily dismissed the complaint without prejudice.

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
It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the annual open enrollment period under the Patient Protection and Affordable Care Act, or the Affordable Care Act, and the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our employee health insurance agents and the health insurance agent employees of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers. We depend upon our own employees, state departments of insurance, government exchanges and health insurance carriers for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their health insurance agents to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed.
If investments we make in enrollment periods do not result in a significant number of approved and paying members, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare enrollment periods the health care reform open enrollment period we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of approved and paying members. If it does not, our business, operating results and financial condition would be harmed.
If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. CMS has begun making improvements to the consumer experience on this website and proposals exist for it to continue to do so. Medicare beneficiaries can also obtain plan selection assistance from the federal government in connection with their purchase of a plan. The exchanges in the individual and family health insurance market created by the Affordable Care Act may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them, and determine the manner in which we may do so. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do and they or the government agencies that run them may in the future impact the process we use to enroll individuals and families in a manner that results in a reduction in revenue and our membership. In addition, individuals who utilize our platform and services to apply for subsidies and health insurance through Affordable Care Act exchanges receive marketing and communications from the exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission payments as a result of our sale of health insurance to them. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our membership and revenue and may otherwise harm our business, operating results and financial condition.
Our operating results will be impacted by factors that impact our estimate of the constrained LTV of commissions per approved member.

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606) using the full retrospective method, which required us to revise our historical financial information to be consistent with the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. We now recognize revenue for Medicare-related, individual and family and ancillary health insurance plan approved members based upon the total expected commissions we expect to receive over the life of the underlying polices, net of a constraint. We now recognize small business health insurance plan commission revenue at the time the application for the plan is approved by the carrier and when it renews each year thereafter, equal to the estimated commissions we expect to collect over the following twelve months. The constrained LTV for each product line is an estimate and is based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted member churn and forecasted commission amounts we expect to receive per approved member. These assumptions are based on historical trends and require significant judgments by our management. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased member churn or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member, or other changes outside our control, could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained LTVs. For example, during the first open enrollment period under the Affordable Care Act, we experienced a decline in the rate at which members approved for individual and family health insurance turned into paying members, which harmed our operating results. To the extent we experience a similar decline in the rate at which approved members turn into our paying members, our business, operating results, cash flows and financial condition would be harmed.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our estimate of constrained LTV is net of an estimated annual health insurance plan cancellation rate based on our historical experience by plan type. As a result, an increase in our annual health insurance plan cancellation rate would harm our business, operating results, cash flows and financial condition.

Commission rates are a significant factor in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period, and increased member churn, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results cash flows and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member during the open enrollment period caused by such a shift or otherwise would harm our business, operating results, cash flows and financial condition.
Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In the event we are not successful in gaining or maintaining the ability to sell Medicare, individual and family and qualified health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commissions, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety of health insurance plans we offer, cause a loss of commission payments, cause a reduction in constrained LTVs and adversely impact our ability to recognize revenue or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

Health insurance carriers can unilaterally amend the commission rates that they pay to us. For example, given the significant losses that carriers sustained in connection with their sale of individual and family health insurance as a result of health care reform, many health insurance carriers with which we have a relationship, including large national health insurance carriers, reduced or eliminated our commissions for selling individual and family health insurance, and in a limited number of cases, our renewal commissions. As a result, we experienced a meaningful reduction in our average commission rates for our aggregate individual and family health insurance plan membership. In addition, the reduction in contractual commission rates and these carriers’ desire to not sell individual and family health insurance reduced the number of plans that we are able to offer on our websites, which resulted in less consumer demand for the individual and family health insurance that we sell and a reduction in our membership.

In the future and as a result of health care reform or for other reasons, an increasing number of health insurance carriers may decide to reduce our commissions, rely on their own internal distribution channels to sell their own plans, determine not to sell their plans or otherwise limit or prohibit us from selling their plans. In addition to reducing commission rates, health insurance carriers may determine to exit certain states or increase premiums to a significant degree, which could cause our members’ health insurance to be terminated or our members to purchase new health insurance or determine not to pay for health insurance at all. If we lose these members, our business, operating results and financial condition could be harmed.
Changes in our management and key employees could affect our business and financial results.

Our success is dependent upon our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. The transition and the departure of members of our senior management could result in further attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

The loss of the services of any of our executive officers or key employees could harm our business. For example, we appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. Robert Hurley, our president, carrier and business development, is the writing agent in a large number of our carrier relationships. If we lose the service of our appointed writing agent, the duties of writing agent will need to be transitioned to other company personnel. Due to our national reach and the large number of carriers whose plans are purchased by our members, this transition may be difficult and requires a significant period of time to complete, particularly in the case of Mr. Hurley. If the transition is not successful or takes too long to complete, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition would be harmed.
Our business may be harmed if we are not successful in executing on our strategic investments and initiatives.

As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group businesses. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations was negative in each of the years ended December 31, 2018 and 2017. As a result, our investment in these initiatives could result in our needing to raise additional capital. If we are not successful in executing on our business strategy, our future profitability and cash flow would be negatively impacted and our business, operating results and financial condition would be harmed.
Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 22% and 15% of our total revenue for the six months ended June 30, 2019 and 2018, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 18% and 22% of our total revenue for the six months ended June 30, 2019 and 2018, respectively. Revenue derived from Aetna represented approximately 17% and 10% of our total revenue for the six months ended June 30, 2019 and 2018, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.
Seasonality may cause fluctuations in our financial results.

The Medicare annual enrollment period occurs from October 15 to December 7 each year, and we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters. The recent reintroduction of the Medicare open enrollment period occurs from January to March of the following year, and commission revenue is therefore typically second-highest in our first quarter. The individual and family health insurance open enrollment period runs from November 1 through December 15 of each year, and we expect the number of approved members for individual and family health insurance to be higher in the fourth quarter compared to other quarters of the year as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense as a result of a higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan and annual open enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. If the timing of the open enrollment periods for Medicare-related health insurance or individual and family health insurance changes, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
Our financial results will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Beginning January 1, 2019, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the new Medicare Advantage open enrollment period that is scheduled to occur between January 1 and March 31 of each year. If the new members that we enroll during this Medicare Advantage open enrollment period do not offset any loss of existing Medicare Advantage members or if investments we make during this new Medicare Advantage open enrollment period do not result in a significant number of approved and paying Medicare Advantage members, our business, operating results and financial condition would be harmed. In addition, during the last open enrollment period, we experienced a decreased member retention rate in the Medicare Advantage members that we enrolled during the Medicare annual enrollment period occurring in the fourth quarter of 2018. While we benefitted from the last open enrollment period from increased Medicare Advantage plan membership growth, we expect that decreased member retention to adversely impact the Medicare Advantage lifetime value estimate that we use to recognize revenue in the upcoming annual enrollment period occurring in the fourth quarter of 2019, which could adversely impact our business, operating results and financial condition.

Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members could adversely impact the estimated constrained LTV we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. Moreover, if we are not able to successfully retain existing members and limit member turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our cash flows will also be negatively impacted. If we experience higher member turnover than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, resulting in a write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

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

Health insurance carriers whose Medicare plans we sell approve our websites, much of our marketing material and our call center scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. Many of these materials also must be filed with CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our websites, our marketing material or call center scripts, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, which would harm our business, operating results and financial condition. The rules and regulations relating to the approval and submission of marketing material are ambiguous and complex and state department of insurance or CMS may determine that certain aspects of our marketing material and processes are not in compliance with legal requirements. The CMS rules and regulations also apply to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing all required marketing material with CMS, we could be prevented from implementing our Medicare marketing initiatives and our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition, particularly if the delay or non-compliance occurred during the Medicare annual or open enrollment period. If a marketing partner of ours does not consent to having its website or other marketing material filed with CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referrals could be delayed and our business, operating results and financial condition would be harmed.

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

In addition to our websites, we rely upon our customer care centers and, during the Medicare annual enrollment period, outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and employees of third-party call centers must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees and employees of third-party call centers in a limited period of time. We must also ensure that our health insurance agents are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon our employees, state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period. We also may not be successful in engaging outsourced call centers, and the outsourced call centers may not be successful in engaging a sufficient number of licensed health insurance agents. Even if we and our outsourced call centers are successful, these health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments. New health insurance agents also may also not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue and higher costs of acquisition per member. If we and our outsourced call centers are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent upon information technology systems. Many of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan. CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems. These systems have failed temporarily in the past. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

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

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during an enrollment period were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of our Medicare-related revenues, membership acquisition and expenses and the fact that much of the sales of Medicare plans occur during this period.

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
Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. For these and other reasons, the cost of individual and family health insurance has generally increased and many health insurance carriers suffered financial losses in their individual and family health insurance businesses. As a result, many health insurance carriers exited the individual and family health insurance business in part or altogether. The number of individual and family health insurance plans offered on our website has been reduced, including states and many zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that they will continue to decrease demand for the individual and family health insurance that we sell and harm our business, operating results and financial condition. In addition, if carriers determine to exit the individual and family health insurance market in a jurisdiction, our members on the plans offered by that carrier will lose their health insurance plans and will need to purchase individual and family health insurance from another health insurance carrier if they desire to maintain individual and family health insurance. These circumstances have resulted and could in the future result in decreased retention rates in our membership, a reduction in our commission revenue and otherwise harm our business, operating results and financial condition. Many health insurance carriers have increased premiums on the individual and family health insurance that they sell as a result of health care reform. As a result of premium inflation, we have experienced and could in the future experience decreased retention of our members and a reduction in demand for the individual and family health insurance that we sell, which could cause us to suffer a substantial reduction in our membership, and materially harm our business, operating results and financial condition. Moreover, compared to the increased cost of individual and family health insurance plans, government subsidies to purchase health insurance may not be sufficient enough to encourage individuals and families to purchase individual and family health insurance or incentivize our existing members to maintain their individual and family health insurance plans, which could contribute to a decline in our membership and materially harm our business, operating results and financial condition.
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

CMS issued guidance in May 2017 that made it possible for us to implement a process for subsidy-eligible individuals to enroll into qualified health insurance plans and apply for advanced payment of premium tax credits through the FFM without leaving our website. CMS abandoned that improved process for the qualified health plan open enrollment period that occurred in 2018 for 2019 coverage in favor of another process that allows qualified entities to access the database of information relating to health plans and subsidy eligibility through an application programming interface. CMS indicated that entities must satisfy numerous additional privacy and security requirements to be able to use the new process. We entered into an agreement to outsource certain aspects of the qualified health plan online enrollment process to a third party in light of the expense and burden associated with the additional requirements, and the entity was not successful in passing the required audit to use this new process. As a result, we were required to use the “double redirect” process to enroll individuals and families into qualified health plans during the recently completed open enrollment period. If we do not satisfy the requirements to use the improved qualified health plan enrollment process in the future, or we are unsuccessful in entering into a relationship with a third party who is approved to use the process, we could be required to continue to use the "double redirect" process for qualified health plan enrollment, which would result in our experiencing reduced individual and family health insurance plan membership and revenue and harm our business, operating results and financial condition. In addition, if any third party we contract with to perform certain aspects of the qualified health plan selection and enrollment process has a poor consumer experience or otherwise experiences technical or other difficulties, we could experience a reduction in our individual and family health insurance plan membership and revenue and our business, operating results and financial condition could be harmed.
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

Our growth depends in large part upon growth in approved members in a given period. The rate at which consumers visiting our ecommerce platform and customer care centers seeking to purchase health insurance are converted into approved members directly impacts our revenue. In addition, the rate at which consumers who are approved become paying members impacts the constrained LTV of our approved members, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:

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

•
regulatory requirements, including those that make the experience on our online platforms cumbersome or difficult to navigate or reduce the ability of consumers to purchase plans outside of enrollment periods;

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

•	the effectiveness of health insurance agents in assisting consumers; and

•	our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. Among these factors, the assumptions underlying our estimates of commission revenue as required by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform and initiatives we determined to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

Competition for referrals from our marketing partners has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose marketing partner referrals if our competitors pay marketing partners more than we do or be forced to pay increased fees to our marketing partners, which could harm our business, operating results and financial condition. If we lose marketing partner referrals during the Medicare or individual and family health insurance enrollment periods, the adverse impact on our business would be particularly pronounced. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with our marketing partners to be in non-compliance with those laws, regulations and guidelines. We also have relationships with hospital systems and pharmacy chains that utilize aspects of our platform and tools. Our relationships with these hospital systems and pharmacy chains result in the referral of a significant number of individuals to us who are interested in purchasing Medicare-related health insurance plans. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, or if hospital systems or pharmacy partners otherwise decided to no longer utilize aspects of our platform and tools, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and customer care centers, which would harm our business, operating results and financial condition.

If commission reports we receive from carriers are inaccurate or not sent to us in a timely manner, our business and operating results could be harmed and we may not recognize trends in our membership.

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission rates per member, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Our revenue recognition policy changed in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), as discussed in Note 1—Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this report. Prospectively, to the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends of factors including the trends in contracted commission rates and expected member churn.

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

After we have estimated membership for a period, we may receive information from health insurance carriers that would have impacted the estimate if we had received the information prior to the date of estimation. We may receive commission payments or other information that indicates that a member who was not included in our estimates for a prior period was in fact an active member at that time, or that a member who was included in our estimates was in fact not an active member of ours. We also reconcile information health insurance carriers provide to us and may determine that we were not historically paid commissions owed to us, which would cause us to have underestimated our membership. As a result of open enrollment periods, we may not receive information from our carriers on as timely a basis due to the significant increase in health insurance transaction volume, which could impair the accuracy of our membership estimates. Additionally, health insurance carriers may require us to return commission payments paid in a prior period due to policy cancellations for members we previously estimated as being active. For these and other reasons, including if current trends in membership cancellation are inconsistent with past cancellation trends that we use to estimate our membership or if carriers subsequently report changes to the commission payments that they previously reported to us, our actual membership could be different from our estimates, perhaps materially. If our actual membership is different from our estimates, the constrained LTV component of our revenue recognition could also be inaccurate, including as a result of an inaccurate estimate of the average amount of time our members maintain their health insurance plans.

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

We provide information on our website, through our customer care centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our selling short-term health insurance that does not have the same benefits as major medical health insurance may increase our risks of receiving complaints regarding our marketing and business practice due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We acquired Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, in January 2018 and we may in the future acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:

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

In September 2018, we entered into a credit agreement with Royal Bank of Canada, as administrative agent and collateral agent. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of June 30, 2019, we had no outstanding principal amount under our revolving credit facility.

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

To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attribute prescribed in U.S. GAAP relating to accounting for income taxes. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

Regulation of the sale of health insurance is subject to change, and future regulations could harm our business and operating results.

The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, a long standing provision in almost all states' laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our ecommerce platform, which would harm our business, operating results and financial condition.

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

We have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or may modify our practices in connection with the inquiry. CMS and certain state regulators notified us in advance of and during the most recently completed Medicare annual enrollment period that certain marketing material that we were using relating to one of our websites was misleading and did not follow certain legal and regulatory requirements. We are in the process of working through the matter with the relevant regulators and have entered into a consent order with a department of insurance and received a cease and desist order from another, which we may challenge in an administrative proceeding. We also recently received a letter from the Committee on Energy and Commerce of the United States House of Representatives in March 2019 requesting information relating to our sale of short-term health insurance. The letter indicates that the committee is conducting oversight of short term health insurance and companies that assist consumers enroll in short term health insurance plans in light of committee concerns, including its concern relating to the understanding of consumers who purchase short term health insurance coverage. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Among these factors, the assumptions underlying our estimates of commission revenue as required by Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), may vary significantly over time. We may state possible outcomes as high and low ranges. Any range we provide is not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors and we may decide to suspend guidance at any time. We do not accept any responsibility for any projections or reports published by any such third parties.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended June 30, 2019, the closing price of our common stock fluctuated from a low of $54.41 to a high of $86.10 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Tenth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 12, 2019
10.2	†	Sublease Agreement, dated June 3, 2019, between Home Point Financial Corporation and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.3	†	Office Lease, dated June 3, 2019, between Precedent Lakeside Acquisitions, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.4	†	Consent to Sublease, dated June 3, 2019, between Home Point Financial Corporation, eHealthInsurance Services, Inc. and Precedent Lakeside Acquisitions, LLC.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.5	†	Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2019
10.6	†	Amendment No. 1 to Credit Agreement and Other Loan Documents
10.7	†	Amendment No. 2 to Credit Agreement and Other Loan Documents
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EHEALTH, INC.

Date: August 7, 2019	/s/ Scott N. Flanders
Scott N. Flanders Chief Executive Officer
Date: August 7, 2019	/s/ Derek N. Yung
Derek N. Yung Chief Financial Officer

EXHIBIT INDEX

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	Tenth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 12, 2019
10.2	†	Sublease Agreement, dated June 3, 2019, between Home Point Financial Corporation and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.3	†	Office Lease, dated June 3, 2019, between Precedent Lakeside Acquisitions, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.4	†	Consent to Sublease, dated June 3, 2019, between Home Point Financial Corporation, eHealthInsurance Services, Inc. and Precedent Lakeside Acquisitions, LLC.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.5	†	Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2019
10.6	†	Amendment No. 1 to Credit Agreement and Other Loan Documents
10.7	†	Amendment No. 2 to Credit Agreement and Other Loan Documents
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.