Form 10-Q
period 2019-09-30
eHealth, Inc.
filed 2019-11-08
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2019 was 23,098,198 shares.

EHEALTH, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
EHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$88,070	$13,089
Accounts receivable	682	3,601
Commissions receivable — current	127,414	134,190
Prepaid expenses and other current assets	18,180	5,288
Total current assets	234,346	156,168
Commissions receivable — non-current	230,322	211,668
Property and equipment, net	10,401	7,684
Operating lease right-of-use assets	36,551	—
Restricted cash	3,354	—
Other assets	15,424	11,276
Intangible assets, net	10,609	12,249
Goodwill	40,233	40,233
Total assets	$581,240	$439,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,062	$5,688
Accrued compensation and benefits	18,139	20,763
Accrued marketing expenses	4,086	11,013
Earnout liability — current	28,300	20,730
Lease liabilities — current	4,317	—
Deferred Revenue	9,083	876
Other current liabilities	1,671	1,549
Total current liabilities	83,658	60,619
Debt	—	5,000
Earnout liability — non-current	—	19,270
Deferred income taxes — non-current	29,735	47,901
Lease liabilities — non-current	34,181	—
Other non-current liabilities	2,095	3,339
Stockholders’ equity:
Common stock	35	31
Additional paid-in capital	448,409	298,024
Treasury stock, at cost	(199,998)	(199,998)
Retained earnings	183,028	204,965
Accumulated other comprehensive income	97	127
Total stockholders’ equity	431,571	303,149
Total liabilities and stockholders’ equity	$581,240	$439,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Commission	$59,762	$33,613	$184,595	$104,966
Other	10,151	7,138	19,858	11,512
Total revenue	69,913	40,751	204,453	116,478
Operating costs and expenses:
Cost of revenue	410	170	782	473
Marketing and advertising	25,812	16,148	72,857	45,756
Customer care and enrollment	40,144	17,272	81,567	43,730
Technology and content	12,033	7,740	31,487	23,368
General and administrative	16,608	10,528	42,748	32,459
Acquisition costs	—	—	—	76
Change in fair value of earnout liability	(5,400)	3,800	15,106	6,300
Restructuring charges	—	—	—	1,865
Amortization of intangible assets	547	547	1,641	1,545
Total operating costs and expenses	90,154	56,205	246,188	155,572
Loss from operations	(20,241)	(15,454)	(41,735)	(39,094)
Other income, net	568	296	1,824	776
Loss before benefit from income taxes	(19,673)	(15,158)	(39,911)	(38,318)
Benefit from income taxes	(8,649)	(6,186)	(17,974)	(12,487)
Net loss	$(11,024)	$(8,972)	$(21,937)	$(25,831)

Net loss per share:
Basic and diluted	$(0.47)	$(0.47)	$(0.96)	$(1.36)
Weighted-average number of shares used in per share amounts:
Basic and diluted	23,493	19,236	22,840	19,059

Comprehensive loss
Net loss	$(11,024)	$(8,972)	$(21,937)	$(25,831)
Foreign currency translation adjustment, net of taxes	(34)	(66)	(30)	(72)
Comprehensive loss	$(11,058)	$(9,038)	$(21,967)	$(25,903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2019	34,267	$34	$449,046	11,482	$(199,998)	$194,052	$131	$443,265
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net-share settle equity awards	335	1	1,912	—	—	—	—	1,913
Common stock traded for employee tax obligations	—	—	(8,059)	89	—	—	—	(8,059)
Stock-based compensation expense	—	—	5,510	—	—	—	—	5,510
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(34)	(34)
Net loss	—	—	—	—	—	(11,024)	—	(11,024)
Balance at September 30, 2019	34,602	$35	$448,409	11,571	$(199,998)	$183,028	$97	$431,571

Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2018	30,485	$30	$292,159	11,324	$(199,998)	$187,866	$195	$280,252
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net-share settle equity awards	249	1	1,362	—	—	—	—	1,363
Common stock traded for employee tax obligations	—	—	(1,656)	65	—	—	—	(1,656)
Stock-based compensation expense	—	—	3,543	—	—	—	—	3,543
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(66)	(66)
Net loss	—	—	—	—	—	(8,972)	—	(8,972)
Balance at September 30, 2018	30,734	$31	$295,408	11,389	$(199,998)	$178,894	$129	$274,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	30,863	$31	$298,024	11,426	$(199,998)	$204,965	$127	$303,149
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net settle equity awards	684	1	5,167	—	—	—	—	5,168
Common stock traded for employee tax obligations	—	—	(11,511)	145	—	—	—	(11,511)
Stock issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Stock issued for GoMedigap earnout	295	—	17,264	—	—	—	—	17,264
Stock-based compensation expense	—	—	13,417	—	—	—	—	13,417
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(21,937)	—	(21,937)
Balance at September 30, 2019	34,602	$35	$448,409	11,571	$(199,998)	$183,028	$97	$431,571

Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	29,880	$30	$281,706	11,238	$(199,998)	$204,725	$201	$286,664
Issuance of common stock in connection with exercise of common stock options and release of vested restricted stock units, net of cash used to net-share settle equity awards	559	1	2,030	—	—	—	—	2,031
Common stock traded for employee tax obligation	—	—	(3,398)	151	—	—	—	(3,398)
Stock-based compensation expense	—	—	9,475	—	—	—	—	9,475
Stock issued for GoMedigap acquisition	295	—	5,595	—	—	—	—	5,595
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	—	(25,831)	—	(25,831)
Balance at September 30, 2018	30,734	$31	$295,408	11,389	$(199,998)	$178,894	$129	$274,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(21,937)	$(25,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(18,166)	(12,679)
Depreciation and amortization	2,153	1,870
Amortization of internally developed software	2,443	1,583
Amortization of intangible assets	1,641	1,545
Stock-based compensation expense	13,417	9,475
Change in fair value of earnout liability	15,106	6,300
Change in deferred rent	(1,272)	326
Other non-cash items	336	61
Changes in operating assets and liabilities:
Accounts receivable	2,920	(665)
Commissions receivable	(11,878)	29,156
Prepaid expenses and other assets	(9,346)	(8,209)
Accounts payable	13,155	1,513
Accrued compensation and benefits	(2,624)	(2,081)
Accrued marketing expenses	(6,927)	(1,635)
Deferred revenue	8,207	5,354
Accrued expenses and other liabilities	(1,942)	(595)
Net cash (used in) provided by operating activities	(14,714)	5,488
Investing activities
Capitalized internal-use software and website development costs	(6,356)	(4,344)
Purchases of property and equipment and other assets	(5,616)	(3,471)
Payments for security deposits	(72)	—
Acquisition of business, net of cash acquired	—	(14,929)
Cash used in investing activities	(12,044)	(22,744)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	126,051	—
Net proceeds from exercise of common stock options	5,168	2,030
Cash used to net-share settle equity awards	(11,511)	(3,398)
Debt issuance cost payments	—	(1,172)
Repayment of debt	(5,000)	—
Acquisition-related contingent payments	(9,542)	—
Principal payments in connection with finance leases	(81)	(78)
Net cash (used in) provided by financing activities	105,085	(2,618)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	78,335	(19,945)
Cash, cash equivalents and restricted cash at beginning of period	13,089	40,293
Cash, cash equivalents and restricted cash at end of period (1)	$91,424	$20,348
(1) The ending balance of cash, cash equivalents and restricted cash as of September 30, 2019 included $3.4 million of restricted cash as of September 30, 2019. There was no restricted cash as of December 31, 2018.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Business and Significant Accounting Policies

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

Basis of Presentation — The accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, the condensed consolidated statements of comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, respectively, are unaudited. The condensed consolidated balance sheet data as of December 31, 2018 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 14, 2019. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations. However, the Company believes the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2019 and December 31, 2018, and our results of operations for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2019 and therefore should not be relied upon as an indicator of future results.

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

Marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the two operating segments and instead reported within Corporate.

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

Use of Estimates — The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the commissions we expect to collect for each approved member cohort, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, valuation allowance for deferred income taxes, provision (benefit) for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

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

Cash Equivalents — We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value.

Revenue Recognition — We account for revenue under Accounting Standards Codification ("ASC") 606 — Revenue from Contracts with Customers. Refer to Note 2 — Revenue in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of our revenue recognition.

Accounting Pronouncement Not Yet Adopted

Financial Instruments — Credit Losses (Topic 326) — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for us beginning January 1, 2020 using a modified retrospective transition method. We are still in the process of assessing the impact, if any, this ASU will have on our condensed consolidated financial statements.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Adopted Accounting Pronouncement

Leases (Topic 842) — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted the standard using the optional transition method on January 1, 2019. As a result of adopting the ASU, on January 1, 2019, we recorded a right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively, which are discussed in Note 11 — Leases in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Note 2 — Revenue

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

We account for revenue under Accounting Standards Codification ("ASC") 606 — Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in ASC 606:

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

We adopted ASC 606 using the full retrospective method on January 1, 2018, which required us to recast previously reported financial statements. Upon adoption at January 1, 2018, our retained earnings balance increased by $225.5 million.

Commission Revenue — Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers.  Our commission revenue is primarily comprised of commissions from health

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

insurance carriers which is computed using the estimated constrained lifetime value of commission payments that we expect to receive.

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

We estimate commission revenue for each insurance product by applying the use of a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”. We estimate the commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, contracted commission rates, carrier mix and estimated average plan duration.

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of an estimated constraint. We refer to these estimated and constrained lifetime values as the "constrained LTV" for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following twelve months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. For our Medicare business, which represented 78% and 75% of our total commission revenue for the nine months ended September 30, 2019 and 2018, respectively, the estimated average plan duration used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, approximately 5 years for Medicare Part D prescription drug plans, and approximately 5.5 years for Medicare Supplement plans. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically has been less than six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 3 years. To the extent we make changes to the assumptions we use to calculate constrained LTVs, we will recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We recognize revenue at the time of approval as the constrained LTV for that product. We recognize adjustment revenue when our cash collections are in excess of the estimated constrained LTVs for previously approved members. Adjustment revenue is a result of actual cash collections exceeding the estimated constrained LTV for the revenue recognized at the time of approval. If cash collections to date are lower than expected collections to date in the constrained LTV in the revenue booked at the time of approval, we would consider an impairment of the commission receivable.

We recorded adjustment revenue of $11.5 million and $28.3 million, respectively, or $0.49 per share and $1.24 per share, respectively, for the three and nine months ended September 30, 2019, and $2.4 million and $8.0 million, or $0.12 per share and $0.42 per share, respectively, for the three and nine months ended September 30, 2018.

Commission revenue by segment is presented in the table below (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Commission Revenue from Members Approved During the Period (1)	Net Commission Revenue from Members Approved in Prior Periods(2)	Total Commission Revenue	Commission Revenue from Members Approved During the Period (1)	Net Commission Revenue from Members Approved in Prior Periods(2)	Total Commission Revenue
Medicare	$43,888	$3,813	$47,701	$26,999	$(35)	$26,964
Individual, Family and Small Business	4,392	7,669	12,061	4,262	2,387	6,649
Total commission revenue	$48,280	$11,482	$59,762	$31,261	$2,352	$33,613

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Commission Revenue from Members Approved During the Period (1)	Net Commission Revenue from Members Approved in Prior Periods(2)	Total Commission Revenue	Commission Revenue from Members Approved During the Period (1)	Net Commission Revenue from Members Approved in Prior Periods(2)	Total Commission Revenue
Medicare	$141,898	$5,226	$147,124	$80,601	$(62)	$80,539
Individual, Family and Small Business	14,403	23,068	37,471	16,333	8,094	24,427
Total commission revenue	$156,301	$28,294	$184,595	$96,934	$8,032	$104,966

(1) These amounts include commission bonus revenue.
(2) These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period.  These amounts include revenue associated with renewing small business health insurance members.

For Medicare-related, individual and family and ancillary health insurance plans, we apply constraints to determine the amount of commission revenue to recognize per approved member. The constraints are applied to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. The judgments that can be significant in estimating LTVs are related to the constraint. To determine the constraints to be applied to LTV, we compare prior calculations of LTV to actual cash received and review the reasons for any differences. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and considers any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods such as commission rates, carrier mix, plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on at least an annual basis, and we update the assumptions when we observe a sufficient level of evidence that would suggest that the long-term expectation of the assumption has changed.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and nine months ended September 30, 2019 and 2018, the constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained LTV per approved member were as shown in the following table.

	Three and Nine Months Ended September 30,
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

Deferred Revenue — Deferred revenue includes deferred technology licensing implementation fees and amounts billed for or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date.

Incremental Costs to Obtain a Contract — We reviewed our sales compensation plans, which are directed at converting leads into approved members, and concluded that they are fulfillment costs and not costs to obtain a contract with a customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disaggregation of Revenue — The table below depicts the disaggregation of revenue by product for the three and nine months ended September 30, 2019 and 2018 and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Medicare
Medicare Advantage	$36,735	$17,976	104%	$113,185	$57,649	96%
Medicare Supplement	8,229	7,358	12%	25,082	18,305	37%
Medicare Part D	1,805	1,005	80%	5,906	2,879	105%
Total Medicare	46,769	26,339	78%	144,173	78,833	83%
Individual and Family (1)
Non-Qualified Health Plans	3,146	876	259%	11,592	3,386	242%
Qualified Health Plans	839	1,169	(28)%	4,900	5,006	(2)%
Total Individual and Family	3,985	2,045	95%	16,492	8,392	97%
Ancillaries
Short-term	3,151	1,699	85%	7,162	4,242	69%
Dental	1,420	245	480%	3,138	1,611	95%
Vision	537	126	326%	1,294	857	51%
Other	1,104	1,006	10%	2,778	3,659	(24)%
Total Ancillaries	6,212	3,076	102%	14,372	10,369	39%
Small Business	1,938	1,697	14%	6,576	5,828	13%
Commission Bonus	858	456	88%	2,982	1,544	93%
Total Commission Revenue	59,762	33,613	78%	184,595	104,966	76%
Other Revenue	10,151	7,138	42%	19,858	11,512	72%
Total Revenue	$69,913	$40,751	72%	$204,453	$116,478	76%

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

Note 3 — Acquisition

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock.

The GoMedigap acquisition was accounted for using the acquisition method of accounting under ASC 805 — Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The major classes of assets and liabilities to which we have allocated the acquisition consideration were as follows (in thousands):

Acquisition Consideration
Cash paid	$15,000
Fair value of equity awards issued to GoMedigap members (1)	5,595
Estimated fair value of earnout liability (2)	27,700
$48,295
Allocation
Cash and cash equivalents	$71
Commission receivable — current	4,371
Prepaid expenses and other current assets	11
Commission receivable — non-current	11,103
Property and equipment, net	174
Accounts payable	(110)
Accrued compensation and benefits	(132)
Other current liabilities	(130)
Net tangible assets acquired	15,358
Intangible assets	6,800
Goodwill	26,137
Total intangible assets acquired	32,937
Total net assets acquired	$48,295
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

Earnout liability — The earnout liability represents the fair value of the earnout consideration payable and will be adjusted to fair value at each reporting date until settled. Changes in fair value will be recognized in operations while changes in the earnout liability due to the passage of time will be recognized as other expense. The earnout liability will be adjusted to the extent the specified enrollment targets are not achieved. The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock. The second payment is expected to be made in the first quarter of 2020. See Note 5 — Fair Value Measurement for additional information regarding change in fair value of the earnout liability for the three and nine months ended September 30, 2019.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value Measurements — The assets acquired and liabilities assumed of GoMedigap have been recognized at fair value in accordance with ASC 820 — Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires three levels of hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of inputs used in the valuation of such items based on the lowest level of input that is significant to fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

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

The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risks associated with the obligation. Key assumptions included new enrollments and volatility for the year ended December 31, 2018 and the year ending December 31, 2019 and our simulated stock price at the time of payment. The earnout consideration payable was part of the acquisition consideration and will be adjusted to fair value at each reporting date until settled. The fair value adjustment to the earnout liability during the three months ended September 30, 2019 was a non-cash gain of $5.4 million primarily related to the decrease in value of the shares to be issued upon settlement of the earnout liability. The fair value adjustment to the earnout liability during the nine months ended September 30, 2019 was a non-cash expense of $15.1 million, primarily due to the increase in the value of the shares to be issued upon settlement of the earnout liability. We will update the key assumptions each reporting period and record any fair value adjustments, as necessary.

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 — Balance Sheet Accounts

Cash and Cash Equivalents — As of September 30, 2019 and December 31, 2018, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of September 30, 2019 and December 31, 2018, our cash equivalents carried no unrealized gains or losses.

As of September 30, 2019 and December 31, 2018, our cash and cash equivalent balances were invested as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash	$5,989	$12,766
Money market funds	82,081	323
Total cash and cash equivalents	$88,070	$13,089

In addition to our $88.1 million total cash and cash equivalents balance as of September 30, 2019, we also had $3.4 million of restricted cash on our condensed consolidated balance sheet. This amount collateralizes letters of credit related to certain lease commitments.

Total Accounts Receivable — We do not require collateral or other security for our total accounts receivable. We believe the potential for collection issues with any of our customers was minimal as of September 30, 2019. Accordingly, our estimate for uncollectible amounts at September 30, 2019 was immaterial. Total accounts receivable as of September 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$682	$3,601
Commissions receivable — current	127,414	134,190
Commissions receivable — non-current	230,322	211,668
Total accounts receivable	$358,418	$349,459

Concentration of Credit Risk — Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents and total accounts receivable (which includes commissions receivable). We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

We do not require collateral or other security for our total accounts receivable. Carriers that represented 10% or more of our total accounts receivable balance of $358.4 million and $349.5 million as of September 30, 2019 and December 31, 2018, respectively, were as follows:

	September 30, 2019	December 31, 2018
Aetna (1)	21%	19%
UnitedHealthcare (2)	20%	19%
Humana	19%	19%

(1)	Aetna also includes other carriers owned by Aetna.

(2)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

Commissions receivable activity during the nine months ended September 30, 2019 was as follows (in thousands):

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commissions receivable, December 31, 2018	$345,858
Commission revenue from members approved during the nine months ended September 30, 2019	156,301
Net commission revenue adjustments from members approved in prior periods	28,294
Cash receipts	(172,717)
Commissions receivable, September 30, 2019	$357,736

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid maintenance contracts	$3,727	$1,937
Equity issuance costs	—	294
Prepaid insurance	477	161
Prepaid facilities	86	324
Income tax receivable	1,108	1,108
Prepaid advertising	10,939	62
Other current assets	1,843	1,402
Total prepaid expenses and other current assets	$18,180	$5,288

Intangible Assets — The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the table below as of September 30, 2019 and December 31, 2018 (dollars in thousands, weighted-average remaining life in years):

	September 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$2,000	$(1,111)	$889	1.3	$2,000	$(611)	$1,389
Pharmacy and customer relationships	9,500	(8,946)	554	0.6	9,500	(8,234)	1,266
Trade names, trademarks and website addresses	5,700	(1,648)	4,052	8.2	5,700	(1,220)	4,480
Total intangible assets subject to amortization	$17,200	$(11,705)	5,495		$17,200	$(10,065)	7,135
Indefinite-lived trademarks and domain names			5,114	Indefinite			5,114
Total intangible assets			$10,609				$12,249

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2019, expected amortization expense in future periods is as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
Remainder of 2019	$166	$237	$142	$545
2020	667	317	510	1,494
2021	56	—	480	536
2022	—	—	480	480
2023	—	—	480	480
Thereafter	—	—	1,960	1,960
Total	$889	$554	$4,052	$5,495

Note 5 — Fair Value Measurements

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

The following table is a summary of financial assets measured at fair value as of September 30, 2019 and December 31, 2018 on a recurring basis and their classification within the fair value hierarchy (in thousands):

	September 30, 2019				December 31, 2018
	Carrying Value	Level 1	Level 3	Total	Carrying Value	Level 1	Level 3	Total
Assets
Money market funds	$82,081	$82,081	$—	$82,081	$323	$323	$—	$323
Total assets measured and recorded at fair value	$82,081	$82,081	$—	$82,081	$323	$323	$—	$323

Liabilities
Earnout liability—current	$28,300	$—	$28,300	$28,300	$20,730	$—	$20,730	$20,730
Earnout liability—non-current	—	—	—	—	19,270	—	19,270	19,270
Total liabilities measured and recorded at fair value	$28,300	$—	$28,300	$28,300	$40,000	$—	$40,000	$40,000

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

captures the risks associated with the obligation. Key assumptions included new enrollments and volatility for the year ended December 31, 2018 and the year ending December 31, 2019 and our simulated stock price at the time of payment.

Earnout liability activity during the nine months ended September 30, 2019 was as follows (in thousands):

Balance at December 31, 2018	$40,000
Settlement of first earnout liability	(26,806)
Change in fair value	13,306
Balance at March 31, 2019	26,500
Change in fair value	7,200
Balance at June 30, 2019	33,700
Change in fair value	(5,400)
Balance at September 30, 2019	$28,300

The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock.

Note 6 — Stockholder's Equity

2014 Equity Incentive Plan — The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the nine months ended September 30, 2019 (in thousands):

Shares Available for Grant
Shares available for grant December 31, 2018	512
Additional shares authorized pursuant to the 2014 Equity Incentive Plan	2,500
Restricted stock units granted (1)	(563)
Options granted (2)	(14)
Restricted stock units cancelled (3)	95
Options cancelled	36
Shares available for grant September 30, 2019	2,566

(1)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(2)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(3)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2019 (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Balance outstanding at December 31, 2018	1,005	$18.34	5.0	$20,226
Granted	14	$66.06
Exercised	(298)	$17.19
Cancelled	(41)	$25.45
Balance outstanding at September 30, 2019	680	$19.42	4.7	$32,230
Vested and expected to vest at September 30, 2019	656	$19.16	4.6	$31,231
Exercisable at September 30, 2019	402	$16.21	4.1	$20,334

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference between the closing price of our common stock as of September 30, 2019 and December 31, 2018 and the exercise price multiplied by number of in-the-money options.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019 (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period (years)	Aggregate Intrinsic Value (2)
Unvested as of December 31, 2018	1,869	$16.95	4.8	$71,816
Granted	563	$66.94
Vested	(386)	$13.58
Cancelled	(95)	$32.01
Unvested as of September 30, 2019	1,951	$31.03	5.4	$130,307

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the product of our closing stock price as of September 30, 2019 and December 31, 2018, and the number of restricted stock units outstanding as of September 30, 2019 and December 31, 2018, respectively.

Stock Repurchase Programs — We had no stock repurchase activity during the three and nine months ended September 30, 2019. In addition to 10,663,888 shares repurchased under our past repurchase programs as of September 30, 2019, we have in treasury 907,363 shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of September 30, 2019 and December 31, 2018, we had a total of 11,571,251 shares and 11,426,292 shares, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-Based Compensation Expense — The following table summarizes stock-based compensation expense recorded during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	$542	$639	$1,745	$1,573
Restricted stock units	4,968	2,904	11,672	7,902
Total stock-based compensation expense	$5,510	$3,543	$13,417	$9,475

The following table summarizes stock-based compensation expense by operating function for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Marketing and advertising	$872	$545	$2,212	$1,477
Customer care and enrollment	369	194	927	565
Technology and content	729	388	1,946	1,115
General and administrative	3,540	2,416	8,332	6,067
Restructuring charges	—	—	—	251
Total stock-based compensation expense	$5,510	$3,543	$13,417	$9,475

Note 7 — Net Loss Per Share

For each of the three and nine months ended September 30, 2019 and 2018, we had securities outstanding that could potentially dilute earnings per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net loss per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	729	925	850	928
Restricted stock units	1,461	1,610	1,537	1,662
Total	2,190	2,535	2,387	2,590

Note 8 — Commitments and Contingencies

Operating Leases

Refer to Note 11 — Leases for commitments related to our operating leases.

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

On July 1, 2019, two other former Company employees, Michael Le’Vias and Ramona Meadows, filed a similar complaint against the Company and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). There is substantial overlap between the facts and circumstances alleged in the Gonzalez Complaint and the Le’Vias Complaint. Specifically, the Le’Vias Complaint is also brought under PAGA on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that the Company violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Le’Vias Complaint seeks unpaid wages, civil penalties and costs, expenses and attorneys’ fees. Plaintiffs in the Le’Vias Complaint have agreed to stay the Le’Vias case until December 15, 2019. No trial date has been set for the Le’Vias Complaint and discovery has not yet commenced. Given the early stage of the litigation, we cannot estimate the likelihood of liability or the amount of potential damages.

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

 The following table presents a summary of our future minimum payments under non-cancellable contractual service and licensing obligations as of September 30, 2019 (in thousands):

For the Years Ending December 31,	Service and Licensing Obligations
Remainder of 2019	$499
2020	2,465
2021	950
2022	415
2023	444
Thereafter	229
Total	$5,002

Note 9 — Operating Segments, Geographic Information and Significant Customers

Operating Segments

We report segment information based on how our chief executive officer, who is our chief operating decision maker ("CODM"), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the two operating segments and instead reported within Corporate.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents summary results of our operating segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Medicare revenue	$57,189	$32,733	$164,357	$88,964
Individual, Family and Small Business revenue	12,724	8,018	40,096	27,514
Total revenue	$69,913	$40,751	$204,453	$116,478

Segment profit (loss)
Medicare segment profit (loss)	$(11,004)	$467	$5,917	$2,174
Individual, Family and Small Business segment profit (loss)	3,753	(579)	15,045	2,292
Total segment profit (loss)	(7,251)	(112)	20,962	4,466
Corporate	(11,568)	(6,832)	(30,380)	(22,680)
Stock-based compensation expense	(5,510)	(3,543)	(13,417)	(9,224)
Depreciation and amortization	(765)	(620)	(2,153)	(1,870)
Acquisition costs	—	—	—	(76)
Change in fair value of earnout liability	5,400	(3,800)	(15,106)	(6,300)
Restructuring charges	—	—	—	(1,865)
Amortization of intangible assets	(547)	(547)	(1,641)	(1,545)
Other income, net	568	296	1,824	776
Loss before benefit from income taxes	$(19,673)	$(15,158)	$(39,911)	$(38,318)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consisted of property and equipment and internally-developed software. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets by geographical area as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
United States	$22,340	$15,614
China	282	378
Total	$22,622	$15,992

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Customers

Substantially all revenue for the three and nine months ended September 30, 2019 and 2018 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue for the three and nine months ended September 30, 2019 and 2018 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Humana	26%	17%	24%	16%
UnitedHealthcare (1)	18%	20%	18%	22%
Aetna (2)	17%	12%	17%	11%

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

As of September 30, 2019, our total outstanding accounts receivable balance was $358.4 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

Note 10 — Restructuring Charges
In February 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in certain other locations. As part of this plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily within customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups.
Total pre-tax restructuring charges for the year ended December 31, 2018 were $1.9 million, which included approximately $1.6 million for employee termination benefits and $0.3 million in non-cash accelerated stock-based compensation. Substantially all of the restructuring charges resulted in cash expenditures. The restructuring activities comprising the plan were completed by June 30, 2018, and there were no restructuring charges during the three or nine months ended September 30, 2019.

Note 11 — Leases

Adoption of ASC 842

On January 1, 2019, we adopted ASC 842 — Leases, using the optional transition method. We have operating and finance leases for our corporate offices and certain equipment. Our leases have remaining lease terms of 1 to 10 years. Our operating lease expense recognized under ASC 842 for the three months ended September 30, 2019 was $2.0 million and $4.9 million for the nine months ended September 30, 2019, and our cash outflows related to operating leases were $1.4 million for the three months ended September 30, 2019 and $3.5 million for the nine months ended September 30, 2019. As a result of adopting the ASU, on January 1, 2019, we recorded a right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively. For the three months ended June 30, 2019, we recorded an additional lease liability of $10.8 million related to a newly leased office space in Indianapolis, Indiana, which is described further below, and $1.1 million and $0.8 million related to an expansion and lease extension, respectively, of our office space in Gold River, California. We recorded an additional lease liability of $3.2 million related to an amendment entered into for our Salt Lake City office during the three months ended March 31, 2019. During the nine months ended September 30, 2019 in the Condensed Consolidated Statements of Cash Flows, we had non-cash investing activities of $39.2 million relating to right-of-use assets.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental information as of September 30, 2019 related to leases is as follows (in thousands):

As of September 30, 2019
Operating lease right-of-use assets	$36,551
Operating lease liabilities	$38,498

Weighted-average remaining lease term of operating leases	7.9 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets	5.9%

As of September 30, 2019, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$1,645
2020	6,862
2021	6,236
2022	4,964
2023	5,792
Thereafter	26,958
Total lease payments	52,457
Less imputed interest	(13,959)
Total	$38,498

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
On August 15, 2019, we entered into an amendment to the lease agreement for our Santa Clara, California, office to expand our office space to a total of 45,657 square feet from 32,492 square feet. This operating lease will commence in the later part of fiscal year 2019 and therefore, we did not reflect this on the condensed consolidated balance sheet as of September 30, 2019 and the tables above. As of September 30, 2019, future minimum payments are expected to be $6.4 million over the lease term of 9 years plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In connection with the Santa Clara lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.3 million.

On June 3, 2019, we entered into a sublease agreement for 56,276 square feet and a lease agreement for 81,515 square feet as a sublessee and lessee, respectively, of office space in Indianapolis, Indiana. The sublease consists of two suites (Suite 200 and Suite 300). The lease term of Suite 300 commenced on June 3, 2019, and the lease term of Suite 200 commenced on July 1, 2019. The term of the sublease will terminate on October 31, 2022. The term of the lease, which will commence after the sublease, extends from November 1, 2022 to January 31, 2030, which, in addition to Suite 200 and Suite 300, includes an additional 25,239 square feet of office space in Suite 100. As of September 30, 2019, future minimum payments related to the Indiana office space are expected to be $17.8 million over the remaining term of the lease, plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. The landlord also agreed to contribute up to $1.9 million toward the cost of leasehold improvements. In connection with the Indianapolis, Indiana lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.8 million.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On April 8, 2019, we entered into an amendment to the lease agreement for our Gold River, California, office to expand our office space to a total of 63,206 square feet from 44,738 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the expanded office space will terminate on September 30, 2021. As of September 30, 2019, future minimum payments are expected to be $3.3 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the term of the lease and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

On March 26, 2019, we entered into an amendment to the lease agreement for our Salt Lake City, Utah, office to expand our office space to a total of 41,813 square feet from 28,915 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the lease for the original and expanded office space was also extended to terminate on the last day of the month that is 84 months after the commencement date of the expanded space. As of September 30, 2019, future minimum payments are expected to be $6.9 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of September 30, 2019, future minimum payments are expected to be $16.5 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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
In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of September 30, 2019, future minimum payments are expected to be $4.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into an agreement to lease 18,272 square feet of office space in Mountain View, California. In connection with this lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.1 million. On November 2, 2018, we entered into an agreement to sublease this office space to a third party. As of September 30, 2019, future minimum payments are expected to be $2.9 million. The obligation as of September 30, 2019 was immaterial net of sublease income.

In March 2018, we renewed our agreement to lease approximately 1,413 square feet of office space in Washington, DC. The lease commenced in November 2018 and is for a term of 5 years and 5 months. As of September 30, 2019, future minimum payments are $0.3 million.

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 — Debt

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
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of September 30, 2019, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on the balance sheet. As of September 30, 2019, the balance of these issuance costs was $0.8 million.
As of September 30, 2019, we had no outstanding principal amount under our revolving credit facility.

Note 13 — Public Offering of Common Stock

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

EHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14 — Income Taxes

The following table summarizes our benefit from income taxes and our effective tax rates for the three and nine months ended September 30, 2019 and 2018 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss before benefit from income taxes	$(19,673)	$(15,158)	$(39,911)	$(38,318)
Benefit from income taxes	(8,649)	(6,186)	(17,974)	(12,487)
Effective tax rate	44.0%	40.8%	45.0%	32.6%

For the three months ended September 30, 2019, we recognized a benefit for income taxes of $8.6 million representing an effective tax rate of 44.0%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits. For the three months ended September 30, 2018, we recognized a benefit from income taxes of $6.2 million, representing an effective tax rate of 40.8%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and foreign income inclusions, partially offset by research and development credits.

For the nine months ended September 30, 2019, we recognized a benefit for income taxes of $18.0 million, representing an effective tax rate of 45.0%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying expenses and state taxes, partially offset by research and development credits. For the nine months ended September 30, 2018, we recognized a benefit from income taxes of $12.5 million, representing an effective tax rate of 32.6%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses and foreign income inclusions, partially offset by research and development credits.

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. We continue to recognize our deferred tax assets as of September 30, 2019, as we believe it is more likely than not that the net deferred tax assets will be realized, with the exception of certain state net operating losses that are expected to expire unutilized which have a valuation allowance.

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

Overview

We are a leading private health insurance exchange for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. As a result, we simplify and streamline the complex and traditionally paper-intensive health insurance sales and purchasing process.

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. For more information on our acquisition of GoMedigap, see Note 3 — Acquisition in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We have invested heavily in technology and content related to our ecommerce platforms. We have also invested significant time and resources in obtaining licenses to sell health insurance in all 50 states and the District of Columbia, developing member acquisition programs, obtaining necessary regulatory approvals and establishing relationships and appointments with leading health insurance carriers, enabling us to offer thousands of health insurance plans online. Our ecommerce platforms can be accessed directly through our websites as well as through our network of marketing partners.

We operate as two distinct reporting segments:

•Medicare; and
•Individual, Family and Small Business.

For more information regarding our segments, see Note 9 — Operating Segments, Geographic Information and Significant Customers in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table shows submitted applications by product for the three and nine months ended September 30, 2019 and 2018:

	Submitted Applications
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Medicare (1)
Medicare Advantage (2)	37,915	21,115	80%	120,855	69,060	75%
Medicare Supplement (2)	11,099	8,924	24%	31,936	22,180	44%
Medicare Part D	7,422	3,863	92%	23,979	11,447	109%
Total Medicare	56,436	33,902	66%	176,770	102,687	72%
Individual and Family (3)
Non-Qualified Health Plans	3,131	1,224	156%	8,343	6,419	30%
Qualified Health Plans	1,248	438	185%	3,534	4,159	(15)%
Total Individual and Family	4,379	1,662	163%	11,877	10,578	12%
Ancillaries (4)
Short-term	13,977	30,365	(54)%	42,442	75,639	(44)%
Dental	8,609	9,111	(6)%	28,972	31,428	(8)%
Vision	3,654	4,318	(15)%	13,245	14,111	(6)%
Other	5,871	10,641	(45)%	18,612	32,759	(43)%
Total Ancillaries	32,111	54,435	(41)%	103,271	153,937	(33)%
Small Business (5)	1,566	1,843	(15)%	5,348	5,235	2%
Total	94,492	91,842	3%	297,266	272,437	9%

(1)
Medicare-related health insurance applications submitted on our website or through our customer care center during the period, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans.

(2)
The percentage of members who submit applications for Medicare Advantage and Medicare Supplement products online through our platform increased from 9% for the three months ended September 30, 2018 to 21% for the three months ended September 30, 2019. The percentage of applications for Medicare Advantage and Medicare Supplement products submitted online through our platform increased from 8% for the nine months ended September 30, 2018 to 15% for the nine months ended September 30, 2019.

(3)
Major medical individual and family plan (IFP) health insurance applications submitted on our website during the period. An applicant may submit more than one application. We define our IFP offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans.

(4)	Ancillary plans consists primarily of short-term, dental and vision insurance plans submitted on our website during the period.
(5)
Applications for small business health insurance are counted as submitted when the applicant completes the application, the employees complete their applications, the applicant submits the application to us and we submit the application to the carrier.

Medicare submitted applications grew 66% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 driven by growth in submitted applications for all Medicare products that we offer, including 80% for Medicare Advantage, 24% for Medicare Supplement and 92% for Medicare Part D prescription drug plans. Individual and family plan submitted applications increased 163% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. There was a decline of 41% in ancillary submitted applications for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which was primarily due to a 54% decrease in submitted applications for short-term plans and a 45% decrease in submitted applications for other ancillary plans year-over-year. Small business submitted applications declined 15% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as we shifted a portion of our sales resources to Medicare ahead of the annual enrollment period.

Medicare submitted applications grew 72% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 driven by growth in submitted applications for all Medicare products that we offer, including 75% for Medicare Advantage, 44% for Medicare Supplement and 109% for Medicare Part D prescription drug plans. Individual and family plan submitted applications increased 12% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We experienced a decline of 33% in ancillary plan submitted applications for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, which was primarily due to a 44% decrease in submitted applications for short-term plans and a 43% decrease in submitted applications for other ancillary plans year-over-year. Small business submitted applications grew 2% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to improved focus on key partnerships and technology enhancements.

Approved Members

Approved members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Not all approved members ultimately become paying members.

The following table shows approved members by product for the three and nine months ended September 30, 2019 and 2018:

	Approved Members (1)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Medicare
Medicare Advantage	35,171	19,664	79%	112,488	65,102	73%
Medicare Supplement	9,110	6,985	30%	26,510	17,667	50%
Medicare Part D	6,933	3,511	97%	22,684	11,230	102%
Total Medicare	51,214	30,160	70%	161,682	93,999	72%
Individual and Family
Non-Qualified Health Plans	2,245	1,227	83%	10,250	11,715	(13)%
Qualified Health Plans	942	583	62%	7,389	16,483	(55)%
Total Individual and Family	3,187	1,810	76%	17,639	28,198	(37)%
Ancillaries
Short-term	15,630	32,723	(52)%	44,691	79,683	(44)%
Dental	9,487	9,256	2%	32,021	32,720	(2)%
Vision	4,265	4,539	(6)%	15,108	15,578	(3)%
Other	6,296	8,716	(28)%	17,654	25,447	(31)%
Total Ancillaries	35,678	55,234	(35)%	109,474	153,428	(29)%
Small Business	2,871	3,255	(12)%	10,368	12,013	(14)%
Total	92,950	90,459	3%	299,163	287,638	4%

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

Medicare total approved members grew 70% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Approved Medicare Advantage members grew 79%, approved Medicare Supplement plan members grew 30% and approved members on Medicare Part D prescription drug plans increased 97% compared to the third quarter of 2018 driven by increased enrollment volumes. Individual and family plan approved members increased 76% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to higher enrollment volumes. Ancillary approved members declined 35% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 52% decline in short-term approved members. Small business approved members decreased 12% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 mainly due to a decrease in the number of members per application and in the percentage of approved applications.

Medicare total approved members grew 72% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Approved Medicare Advantage members grew 73%, approved Medicare Supplement plan members increased 50% and approved members on Medicare Part D prescription drug plans increased 102% compared to the nine months ended September 30, 2018 driven by increased enrollment volumes. Individual and family plan approved members decreased 37% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to a CMS requirement for us to send applicants to CMS's website to complete their enrollment, at which time they are given the option to finish enrolling on CMS's website or to return back to our website to qualify as approved members. Ancillary approved members decreased 29% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in our sale of short-term health insurance and a decrease in other ancillary insurance. Small business approved members decreased 14% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 mainly due to a decrease in the volume of high-quality leads.

Constrained LTV of Commissions Per Approved Member

The following table shows our estimated constrained LTV of commissions per approved member by product for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Percentage Change
Medicare
Medicare Advantage	$923	$914	1%
Medicare Supplement	$951	$1,058	(10)%
Medicare Part D	$265	$286	(7)%

Individual and Family
Non-Qualified Health Plans	$173	$119	45%
Qualified Health Plans	$165	$115	43%

Ancillaries
Short-term	$112	$55	104%
Dental	$65	$62	5%
Vision	$45	$47	(4)%

Small Business	$168	$163	3%

The constrained LTV per approved member represents commissions we estimate to be collected over the estimated life of an approved member’s plan after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected average plan duration and applied constraints. These factors may result in varying values from period to period. We evaluate constrained LTVs on a quarterly basis, and our estimates are based on observed historical results for that relevant product. For additional information on constraints, see Note 2 — Revenue in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

For small business, the constrained LTV represents the estimated commissions we expect to collect on each member covered by the policy over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, expected plan duration and applied constraints. These factors may result in varying values from period to period.

The constrained LTV of commissions per approved member for Medicare Advantage plans increased by 1% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to improved member retention on some of our member cohorts, favorable product mix and commission rate increases. When comparing the three months ended September 30, 2019 to the three months ended September 30, 2018, the constrained LTV of commissions per Medicare Supplement approved member decreased by 10% primarily as a result of a decrease in the duration factor, and the constrained LTV of commissions per Medicare Part D approved member decreased by 7% primarily as a result of carrier mix. We experienced a decreased member retention rate in the Medicare Advantage members that we enrolled during the Medicare annual enrollment period in the fourth quarter of 2018.

We believe the reintroduction of the Medicare open enrollment period during the first quarter of 2019 contributed to an initial decreased average plan duration rate on our Medicare Advantage plans that we enrolled members into during the annual enrollment period in the fourth quarter of 2018 as those members were able to switch Medicare Advantage plans or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare open enrollment period. While we initially expected the decrease in plan duration to adversely impact our fourth quarter 2019 Medicare Advantage plan constrained LTV to a greater degree, we now expect that it will only decline by 1 or 2 percentage points compared to the Medicare Advantage constrained LTV for the fourth quarter of 2018 given that we have observed reduced member turnover with respect to fourth quarter 2018 enrollments since the end of the quarter ended March 31, 2019. For the full year 2019, our weighted average Medicare Advantage constrained LTVs are expected to be flat to slightly up compared to 2018.

The constrained LTV of commissions per qualified health plan and non-qualified health plan for approved members increased 43% and 45%, in the three months ended September 30, 2019 compared with the three months ended September 30, 2018, respectively, mostly due to improved plan duration.

The constrained LTV of commissions per short-term approved member increased 104% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of selling higher priced plans and an increase in average plan duration.

Estimated Membership

Estimated membership represents the estimated number of members active as of the date indicated based on the number of members for whom we have received or applied a commission payment during the period of estimation.

The following table shows estimated membership by product as of September 30, 2019 and 2018:

	As of September 30,
	2019	2018	Percent Change
Medicare (1)
Medicare Advantage	309,180	235,269	31%
Medicare Supplement	85,821	64,632	33%
Medicare Part D	156,067	109,987	42%
Total Medicare	551,068	409,888	34%
Individual and Family (2)	131,058	161,371	(19)%
Ancillaries (3)
Short-term	24,167	25,008	(3)%
Dental	131,409	142,990	(8)%
Vision	72,765	71,875	1%
Other	36,014	38,380	(6)%
Total Ancillaries	264,355	278,253	(5)%
Small Business (4)	44,723	38,296	17%
Total Estimated Membership	991,204	887,808	12%

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
Medicare-related plan estimated membership as of September 30, 2019 grew 34% compared to estimated membership as of September 30, 2018 due to 31% growth in Medicare Advantage membership, 33% growth in Medicare Supplement membership, and 42% growth in Medicare Part D membership. Individual and family plan estimated membership as of September 30, 2019 declined 19% compared to estimated membership as of September 30, 2018 due to market conditions in the individual and family plan market and our decision to shift our marketing investments towards our Medicare business. Ancillary membership as of September 30, 2019 declined 5% compared to estimated membership as of September 30, 2018 primarily as a result of the decline in dental and short-term plan members. Small business estimated membership grew 17% when comparing September 30, 2019 to September 30, 2018 due to improved focus on key partnerships, technology enhancements and increased conversions.

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

The following table shows our variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Percent Change
Medicare variable cost per approved member
Medicare variable marketing cost per approved Medicare Advantage ("MA")-equivalent member (1)	$381	$356	7%
Medicare customer care and enrollment ("CC&E") cost per approved MA-equivalent member (2)	$819	$538	52%
Total Medicare cost per approved member	$1,200	$894	34%

Individual and family plan ("IFP") variable cost per approved member
IFP variable marketing cost per approved IFP-equivalent member (3)	$80	$77	4%
IFP CC&E cost per approved IFP-equivalent member (4)	$167	$97	72%
Total IFP cost per approved member	$247	$174	42%

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

Variable marketing costs per approved MA-equivalent member increased 7% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to approved members growing slower than Medicare marketing costs. Variable CC&E costs per approved MA-equivalent member increased 52% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to an increase in our agent headcount in preparation for the annual enrollment period.

Variable marketing cost per approved IFP-equivalent member increased by 4% and CC&E cost per approved IFP-equivalent member increased 72% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a decline in the number of approved members for short-term products. The overall variable marketing cost in the Individual, Family, and Small Business segment also increased year-over-year.

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

Results of Operations

The following table sets forth our operating results and related percentages of total revenue for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue
Commission	$59,762	85%	$33,613	82%	$184,595	90%	$104,966	90%
Other	10,151	15%	7,138	18%	19,858	10%	11,512	10%
Total revenue	69,913	100%	40,751	100%	204,453	100%	116,478	100%
Operating costs and expenses
Cost of revenue	410	1%	170	—%	782	—%	473	—%
Marketing and advertising	25,812	37%	16,148	40%	72,857	36%	45,756	39%
Customer care and enrollment	40,144	57%	17,272	42%	81,567	40%	43,730	38%
Technology and content	12,033	17%	7,740	19%	31,487	15%	23,368	20%
General and administrative	16,608	24%	10,528	26%	42,748	21%	32,459	28%
Acquisition costs	—	—%	—	—%	—	—%	76	—%
Change in fair value of earnout liability	(5,400)	(8)%	3,800	9%	15,106	7%	6,300	5%
Restructuring charges	—	—%	—	—%	—	—%	1,865	2%
Amortization of intangible assets	547	1%	547	1%	1,641	1%	1,545	1%
Total operating costs and expenses	90,154	129%	56,205	138%	246,188	120%	155,572	134%
Loss from operations	(20,241)	(29)%	(15,454)	(38)%	(41,735)	(20)%	(39,094)	(34)%
Other income, net	568	1%	296	1%	1,824	1%	776	1%
Loss before benefit from income taxes	(19,673)	(28)%	(15,158)	(37)%	(39,911)	(20)%	(38,318)	(33)%
Benefit from income taxes	(8,649)	(12)%	(6,186)	(15)%	(17,974)	(9)%	(12,487)	(11)%
Net loss	$(11,024)	(16)%	$(8,972)	(22)%	$(21,937)	(11)%	$(25,831)	(22)%

Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Marketing and advertising	$872	$545	$2,212	$1,477
Customer care and enrollment	369	194	927	565
Technology and content	729	388	1,946	1,115
General and administrative	3,540	2,416	8,332	6,067
Restructuring charges	—	—	—	251
Total stock-based compensation expense	$5,510	$3,543	$13,417	$9,475

Three and Nine Months Ended September 30, 2019 and 2018

Revenue

The following table presents our commission revenue, other revenue and total revenue for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Commission	$59,762	$33,613	$26,149	78%	$184,595	$104,966	$79,629	76%
Percentage of total revenue	85%	82%			90%	90%
Other	10,151	7,138	3,013	42%	19,858	11,512	8,346	72%
Percentage of total revenue	15%	18%			10%	10%
Total revenue	$69,913	$40,751	$29,162		$204,453	$116,478	$87,975

Three Months Ended September 30, 2019 and 2018 — Commission revenue increased $26.1 million, or 78%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a $20.7 million increase in commission revenue from the Medicare segment, and a $5.4 increase in commission revenue from the Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was primarily attributable to a 70% increase in Medicare approved members in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as well as a 1% increase in the constrained LTV per Medicare Advantage approved member. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $5.3 million, and an increase of $0.1 million in revenue relating to members approved during the three months ended September 30, 2019 when compared to the three months ended September 30, 2018. We believe the positive impact of these net commission revenue adjustments during the three months ended September 30, 2019 was primarily due to favorable retention rates when compared to the three months ended September 30, 2018.

Commission revenue includes adjustment revenue. We recognize adjustment revenue when our cash collections are in excess of the estimated constrained LTVs for previously approved members. Adjustment revenue is a result of actual cash collections exceeding the estimated constrained LTV for the revenue booked at the time of approval. If cash collections to date are lower than expected collections to date based on the constrained LTV for the revenue recorded at the time of approval, we would consider an impairment of the commission receivable. Adjustment revenue for our Medicare segment for the three months ended September 30, 2019 and 2018 was $3.8 million and $(35) thousand, respectively. For our Individual, Family and Small Business segment adjustment revenue for the three months ended September 30, 2019 and 2018 was $7.7 million and $2.4 million, respectively.

Other revenue increased $3.0 million, or 42%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a $4.2 million increase in sponsorship and online advertising revenue, partially offset by a $1.0 million decrease in leads revenue and a $0.2 million decrease in licensing revenue.

Nine Months Ended September 30, 2019 and 2018 — Commission revenue increased $79.6 million, or 76%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to a $66.6 million increase in commission revenue from the Medicare segment and a $13.0 million increase in commission revenue from the Individual, Family and Small Business segment. The increase in commission revenue from the Medicare segment was primarily attributable to a 72% increase in Medicare approved members in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $15.0 million, partially offset by a decrease of $1.9 million in revenue relating to members approved during the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018. We believe the positive impact of these net commission revenue adjustments during the nine months ended September 30, 2019 were due to favorable retention rates when compared to the nine months ended September 30, 2018.

Adjustment revenue for our Medicare segment for the nine months ended September 30, 2019 and 2018 was $5.2 million and $(62) thousand, respectively. For our Individual, Family and Small Business segment adjustment revenue for the three months ended September 30, 2019 and 2018 was $23.1 million and $8.1 million, respectively.

Other revenue increased $8.3 million, or 72%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to a $9.5 million increase in sponsorship and online advertising revenue, partially offset by a decrease of $0.8 million in leads revenue and a $0.4 million decrease in licensing revenue.

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

The following table presents our cost of revenue for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of revenue	410	$170	$240	141%	$782	$473	$309	65%
Percentage of total revenue	1%	—%			—%	—%

Three Months Ended September 30, 2019 and 2018 — Cost of revenue increased $0.2 million, or 141%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, mostly due to an increase in volumes of applications driven through our partner channel compared to prior year.

Nine Months Ended September 30, 2019 and 2018 — Cost of revenue increased $0.3 million, or 65%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, mostly due to an increase in volumes of applications driven through our partner channel compared to prior year.

Marketing and Advertising

Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings.

The following table presents our marketing and advertising expenses for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Marketing and advertising	25,812	$16,148	$9,664	60%	$72,857	$45,756	$27,101	59%
Percentage of total revenue	37%	40%			36%	39%

Three Months Ended September 30, 2019 and 2018 — Marketing and advertising expenses increased $9.7 million, or 60%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase of $9.9 million in marketing and advertising expenses from our Medicare segment, partially offset by a decrease of $0.2 million in marketing and advertising expenses from our Individual, Family, and Small Business segment. The net increase was driven primarily by an increase in variable advertising costs in the Medicare market and an increase in headcount, as well as a higher volume of Medicare submitted applications in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018 — Marketing and advertising expenses increased $27.1 million, or 59%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $28.0 million increase in marketing and advertising expenses from our Medicare segment, partially offset by a decrease of $0.9 million in marketing and advertising expenses from our Individual, Family, and Small Business segment. The net increase was driven primarily by an increase in variable advertising costs in the Medicare market and an increase in headcount, as well as a higher volume of Medicare submitted applications in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in marketing and advertising expenses from our Individual, Family and Small Business segment was due to a shift in our focus toward our Medicare business.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Customer care and enrollment	$40,144	$17,272	$22,872	132%	$81,567	$43,730	$37,837	87%
Percentage of total revenue	57%	42%			40%	38%

Three Months Ended September 30, 2019 and 2018 — Customer care and enrollment expenses increased $22.9 million, or 132%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to increases of $11.7 million in consulting expenses, $8.3 million in personnel costs associated with higher headcount, $2.0 million in license and permit costs, $0.9 million in facilities and other operating costs, $0.2 million in stock-based compensation expense, partially offset by a decrease of $0.2 million in professional fees.

Nine Months Ended September 30, 2019 and 2018 — Customer care and enrollment expenses increased $37.8 million, or 87%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases of $18.0 million in personnel costs associated with higher headcount, $15.7 million in consulting expenses, $3.4 million in license and permit costs, $0.7 million in facilities and other operating costs, and $0.4 million in stock-based compensation expense, partially offset by a decrease of $0.3 million in professional fees.

Technology and Content

Technology and content expenses consist primarily of compensation and benefits costs for personnel associated with developing and enhancing our website technology as well as maintaining our websites.

The following table presents our technology and content expenses for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Technology and content	$12,033	$7,740	$4,293	55%	$31,487	$23,368	$8,119	35%
Percentage of total revenue	17%	19%			15%	20%

Three Months Ended September 30, 2019 and 2018 — Technology and content expenses increased $4.3 million, or 55%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increases of $1.9 million in personnel and compensation costs, $1.0 million in consulting expenses, $0.6 million in facilities and other operating costs, $0.4 million of amortization of internal-use intangible assets, $0.3 million in stock-based compensation, and $0.1 million in professional fees.

Nine Months Ended September 30, 2019 and 2018 — Technology and content expenses increased $8.1 million, or 35%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increases of $3.0 million in personnel and compensation costs, $2.0 million in consulting expenses, $1.3 million in facilities and other operating costs, $0.9 million of amortization of internal-use intangible assets, $0.8 million in stock-based compensation, and $0.1 million in professional fees.

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

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
General and administrative	$16,608	$10,528	$6,080	58%	$42,748	$32,459	$10,289	32%
Percentage of total revenue	24%	26%			21%	28%

Three Months Ended September 30, 2019 and 2018 — General and administrative expenses increased $6.1 million, or 58%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to increases of $3.1 million in personnel and compensation costs, $1.1 million in stock-based compensation expense, $0.9 million in legal and professional fees, $0.8 million in facilities and other operating costs, and $0.5 million in consulting expenses, partially offset by a decrease of $0.3 million in licensing and permit costs.

Nine Months Ended September 30, 2019 and 2018 — General and administrative expenses increased $10.3 million, or 32%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases of $5.0 million in compensation and personnel costs, $2.3 million in stock-based compensation expense, $1.5 million in legal and professional fees, $1.3 million in facilities and other operating costs, and $0.6 million in consulting expenses, partially offset by a decrease of $0.4 million in licensing and permit costs.

Acquisition Costs

During the nine months ended September 30, 2018, we incurred $0.1 million of costs associated with our acquisition of GoMedigap, which was completed on January 22, 2018.

Change in Fair Value of Earnout Liability

During the three and nine months ended September 30, 2019, we recorded a gain of $5.4 million and expense of $15.1 million, respectively, of additional earnout consideration expense due to an adjustment in the estimated fair value of the earnout liability related to the acquisition of GoMedigap, which was completed on January 22, 2018. The increase or decrease in the fair value of the earnout liability corresponds to the change in value of our common stock.

Restructuring Charges

In February 2018, our board of directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of other employees in certain other locations. As part of this plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily within our customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups.

We incurred $1.9 million for employee termination benefits and related costs in the nine months ended September 30, 2018. Substantially all of the restructuring charges resulted in cash expenditures.

The following table presents our restructuring charges for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Restructuring charges	$—	$—	$—	—%	$—	$1,865	$(1,865)	(100)%
Percentage of total revenue	—%	—%			—%	2%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Amortization of intangible assets	$547	$547	$—	—%	$1,641	$1,545	$96	6%
Percentage of total revenue	1%	1%			1%	1%

Amortization expense related to intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense in the three and nine months ended September 30, 2019 remained flat when compared to the three and nine months ended September 30, 2018.

Other Income, Net

The following table presents our other income, net for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Other income, net	$568	$296	$272	92%	$1,824	$776	$1,048	135%
Percentage of total revenue	1%	1%			1%	1%

Three Months Ended September 30, 2019 and 2018 — Other income, net, for the three months ended September 30, 2019 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on finance leases and debt.

Other income, net increased $0.3 million, or 92%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a favorable exchange rate impact.

Nine Months Ended September 30, 2019 and 2018 — Other income, net, for the nine months ended September 30, 2019 and 2018 primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on finance leases and debt.

Other income, net increased $1.0 million, or 135%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a favorable exchange rate impact.

Benefit from Income Taxes

The following table presents our benefit from income taxes for the three and nine months ended September 30, 2019 and 2018 and the dollar and percentage changes from the prior year (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Benefit from income taxes	$(8,649)	$(6,186)	$(2,463)	40%	$(17,974)	$(12,487)	$(5,487)	44%
Effective tax rate	44.0%	40.8%			45.0%	32.6%

Three Months Ended September 30, 2019 and 2018 — For the three months ended September 30, 2019, we recognized a benefit from income taxes of $8.6 million representing an effective tax rate of 44.0% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying and state taxes, partially offset by research and development credits. For the three months ended September 30, 2018, we recognized a benefit for income taxes of $6.2 million, representing an effective tax rate of 40.8%, which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

Nine Months Ended September 30, 2019 and 2018 — For the nine months ended September 30, 2019, we recognized a benefit for income taxes of $18.0 million, representing an effective tax rate of 45.0% which was higher than the statutory federal tax rate due primarily to stock-based compensation adjustments, lobbying and state taxes, partially offset by research and development credits. For the nine months ended September 30, 2018, we recognized a benefit for income taxes of $12.5 million, representing an effective tax rate of 32.6%, which was higher than the statutory federal tax rate due primarily to stock-

based compensation adjustments, non-deductible lobbying expenses, and foreign income inclusions, partially offset by research and development credits.

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

Marketing and advertising, customer care and enrollment, technology and content, and general and administrative operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect marketing and advertising, customer care and enrollment, and technology and content operating expenses are allocated to each segment based on usage. Other indirect general and administrative operating expenses are managed in a corporate shared services environment and, since they are not the responsibility of segment operating management, are not allocated to the two operating segments and instead reported within Corporate.

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

The following table presents summary results of our operating segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent Change	2019	2018	Amount	Percent Change
Revenue
Medicare revenue	$57,189	$32,733	$24,456	75%	$164,357	$88,964	$75,393	85%
Individual, Family and Small Business revenue	12,724	8,018	4,706	59%	40,096	27,514	12,582	46%
Total revenue	$69,913	$40,751	$29,162	72%	$204,453	$116,478	$87,975	76%

Segment profit (loss)
Medicare segment profit (loss)	$(11,004)	$467	$(11,471)	(2,456)%	$5,917	$2,174	$3,743	172%
Individual, Family and Small Business segment profit (loss)	3,753	(579)	4,332	748%	15,045	2,292	12,753	556%
Total segment profit (loss)	(7,251)	(112)	(7,139)	(6,374)%	20,962	4,466	16,496	369%
Corporate	(11,568)	(6,832)	(4,736)	69%	(30,380)	(22,680)	(7,700)	34%
Stock-based compensation expense	(5,510)	(3,543)	(1,967)	56%	(13,417)	(9,224)	(4,193)	45%
Depreciation and amortization	(765)	(620)	(145)	23%	(2,153)	(1,870)	(283)	15%
Acquisition costs	—	—	—	—%	—	(76)	76	(100)%
Change in fair value of earnout liability	5,400	(3,800)	9,200	(242)%	(15,106)	(6,300)	(8,806)	140%
Restructuring charges	—	—	—	—%	—	(1,865)	1,865	(100)%
Amortization of intangible assets	(547)	(547)	—	—%	(1,641)	(1,545)	(96)	6%
Other income, net	568	296	272	92%	1,824	776	1,048	135%
Loss before benefit from income taxes	$(19,673)	$(15,158)	$(4,515)	30%	$(39,911)	$(38,318)	$(1,593)	4%

Revenue

Three Months Ended September 30, 2019 and 2018 — Revenue from our Medicare segment increased $24.5 million, or 75%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a $20.7 million increase in Medicare commission revenue and a $3.8 million increase in other Medicare revenue. The increase in commission revenue was primarily attributable to a 70% increase in Medicare approved members in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as well as a 1% increase in the constrained LTV of commissions per Medicare Advantage approved member. The favorable constrained LTV of commissions per Medicare Advantage approved member was driven in part by improved member retention rates from some members of our older cohorts and increases to commission rates. The increase in other revenue was mostly due to an increase in online sponsorship and advertising revenue.

Revenue from our Individual, Family and Small Business segment increased $4.7 million, or 59%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily attributable to a $5.4 million increase in commission revenue, partially offset by a $0.7 million decrease in other revenue. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $5.3 million and an increase of $0.1 million in revenue relating to members approved during the three months ended September 30, 2019 when compared to the three months ended September 30, 2018, and a 76% increase in individual and family health insurance approved members in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018 — Revenue from our Medicare segment increased $75.4 million, or 85%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to a $66.6 million increase in Medicare commission revenue and a $8.8 million increase in other Medicare revenue. The increase in commission revenue was primarily attributable to a 72% increase in Medicare approved members in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in other revenue was mostly due to an increase in online sponsorship and advertising revenue.

Revenue from our Individual, Family and Small Business segment increased $12.6 million, or 46%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily attributable to a $13.0 million increase in commission revenue, partially offset by a $0.4 million decrease in other revenue. The increase in commission revenue from the Individual, Family and Small Business segment was primarily due to an increase in net commission revenue adjustments of $15.0 million, offset by a $1.9 million decrease in revenue relating to members approved during the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.

Segment Profit (Loss)

Three Months Ended September 30, 2019 and 2018 — Segment loss from our Medicare segment was $11.0 million in the three months ended September 30, 2019, an $11.5 million decrease, compared to a profit of $0.5 million in the three months ended September 30, 2018. Medicare segment loss in the three months ended September 30, 2019 was primarily due to a $24.5 million increase in revenue, partially offset by a $35.9 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to increased variable marketing costs and customer care and enrollment costs.

Profit from our Individual, Family and Small Business segment was $3.8 million in the three months ended September 30, 2019, a $4.3 million improvement, compared to a loss of $0.6 million from the Individual, Family and Small Business segment in the three months ended September 30, 2018. The increase in profit from the Individual, Family and Small Business segment in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a $4.7 million increase in revenue, partially offset by a $0.4 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, restructuring charges, acquisition costs, depreciation and amortization expenses and amortization of intangible assets.

Nine Months Ended September 30, 2019 and 2018 — Profit from our Medicare segment was $5.9 million in the nine months ended September 30, 2019, a $3.7 million improvement, compared to a profit of $2.2 million in the nine months ended September 30, 2018. The improvement in the Medicare segment in the nine months ended September 30, 2019 was primarily due to a $75.4 million increase in revenue, partially offset by a $71.7 million increase in operating expenses, excluding stock-based compensation, change in earnout liability, acquisition costs, restructuring charges, depreciation and amortization expenses and amortization of intangible assets. The increase in operating expenses was mostly attributable to increased variable marketing costs and customer care and enrollment costs.

Profit from our Individual, Family and Small Business segment was $15.0 million in the nine months ended September 30, 2019, a $12.8 million increase, compared to profit of $2.3 million from the Individual, Family and Small Business segment in the nine months ended September 30, 2018. The increase in profit from the Individual, Family and Small Business segment in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $12.6 million increase in revenue and a $0.2 million decrease in operating expenses, excluding stock-based compensation, change in earnout liability, restructuring charges, acquisition costs, depreciation and amortization expenses and amortization of intangible assets.

Liquidity and Capital Resources

As of September 30, 2019, our cash and cash equivalents totaled $88.1 million. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds. At December 31, 2018, our cash and cash equivalents totaled $13.1 million. The increase in cash and cash equivalents reflects $14.7 million used in operating activities, $12.0 million used in investing activities, and $105.1 million provided by financing activities. See Note 13 — Public Offering of Common Stock. We also had $3.4 million in restricted cash as of September 30, 2019.

As of September 30, 2019, we had, in treasury, shares of our common stock that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of September 30, 2019 and December 31, 2018, we had a total of 11,571,251 shares and 11,426,292 shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(14,714)	$5,488
Cash used in investing activities	$(12,044)	$(22,744)
Net cash (used in) provided by financing activities	$105,085	$(2,618)

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

Nine Months Ended September 30, 2019 — Net cash used in operating activities was $14.7 million in the nine months ended September 30, 2019, primarily driven by a net loss of $21.9 million and changes in net operating assets and liabilities of $8.4 million, offset by adjustments for non-cash items of $15.7 million. Adjustments for non-cash items primarily consisted of $15.1 million of expense related to the fair value adjustment of our earnout liability, $13.4 million of stock-based compensation expense, $4.1 million of amortization of intangible assets and internally-developed software, $2.2 million of depreciation and amortization and a $0.3 million increase due to other non-cash items, partially offset by a $18.2 million decrease due to the change in deferred income taxes and a $1.3 million decrease to deferred rent. Cash used from changes in net operating assets and liabilities during the nine months ended September 30, 2019 primarily consisted of an increase of $11.9 million in commissions receivable, an increase of $9.3 million in prepaid expenses and other current assets, a decrease of $6.9 million in accrued marketing expenses, a decrease of $2.6 million in accrued compensation and benefits, and a decrease of $1.9 million in accrued expenses and other liabilities, partially offset by increases of $13.2 million in accounts payable and $8.2 million in deferred revenue, and a decrease of $2.9 million in accounts receivable.

Nine Months Ended September 30, 2018 — Net cash provided by operating activities was $5.5 million in the nine months ended September 30, 2018, primarily consisting of cash provided by changes in net operating assets and liabilities of $22.8 million and adjustments for non-cash items of $8.5 million, partially offset by a net loss of $25.8 million. Adjustments for non-cash items primarily consisted of $9.5 million of stock-based compensation expense, $6.3 million of expense related to the fair value adjustment of our earnout liability, $3.1 million of amortization of intangible assets and internally-developed software, $1.9 million of depreciation and amortization, a $0.3 million increase to deferred rent, and a $0.1 million increase in other non-cash items, partially offset by a $12.7 million decrease due to the change in deferred income taxes. Cash provided by changes in net operating assets and liabilities during the nine months ended September 30, 2018 primarily consisted of increases of $5.4 million in deferred revenue, $1.5 million in accounts payable, and $0.7 million in accounts receivable, partially offset by decreases of $29.2 million in commissions receivable, $8.2 million in prepaid expenses and other assets, $2.1 million in accrued compensation and benefits, $1.6 million in accrued marketing expenses, and $0.6 million in accrued expenses and other liabilities.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, capitalized internal-use software and website development costs, security deposit payments, and cash used to acquire a business.

Nine Months Ended September 30, 2019 — Cash used in investing activities of $12.0 million in the nine months ended September 30, 2019 was due to $6.4 million in capitalized internal-use software and website development costs, $5.6 million used to purchase property and equipment and other assets, and $0.1 million of payments for security deposits.

Nine Months Ended September 30, 2018 — Cash used in investing activities of $22.7 million in the nine months ended September 30, 2018 was due to $14.9 million of cash used to acquire GoMedigap, net of cash acquired, $4.3 million in capitalized internal-use software and website development costs, and $3.5 million used to purchase property and equipment and other assets.

Financing Activities

Nine Months Ended September 30, 2019 — Net cash provided by financing activities of $105.1 million for the nine months ended September 30, 2019 was primarily due to $126.1 million net proceeds from the issuance of common stock in a public equity offering and $5.2 million of proceeds from the exercise of common stock options, partially offset by $9.5 million of acquisition-related contingent payments, a $5.0 million debt repayment, $11.5 million used to net-share settle equity awards, and $0.1 million of principal payments in connection with finance leases.

Nine Months Ended September 30, 2018 — Net cash used in financing activities of $2.6 million for the nine months ended September 30, 2018 was primarily due to $3.4 million used to net-share settle equity awards, $1.2 million of debt cost issuance payments, and $0.1 million of principal payments in connection with finance leases, partially offset by $2.0 million of proceeds from the exercise of common stock options.

Non-cash Activities

During the nine months ended September 30, 2019, we recorded $39.2 million in non-cash activities related to right-of-use assets and issued $17.3 million of common stock to settle our first earnout liability with GoMedigap.

Future Needs

As discussed in Note 3 — Acquisition in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. This strategic acquisition significantly has enhanced our growing presence in the Medicare Supplement market has put us in a stronger position with carriers and strategic partners. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. The first earnout liability settlement was made during the three months ended March 31, 2019, which consisted of a $9.5 million cash payment as well as a $17.3 million non-cash issuance of common stock. In regards to the second earnout payment, which will be paid out in first quarter of 2020, we expect to pay a maximum of $10 million in cash and 294,608 shares of our common stock subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2019.

As discussed in Note 12 — Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $40 million secured asset-backed revolving credit facility with a $5 million letter of credit sub-facility. The commitments under the Credit Agreement expire on September 17, 2021, at which time any amounts drawn under the revolving credit facility and letter of credit sub-facility are contractually due.

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
Availability under the credit facility is up to the lesser of $40 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement. In addition, the Credit Agreement contains a financial covenant requiring that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6 million at any time. As of September 30, 2019, we were in compliance with all debt covenants.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of other assets on the balance sheet. As of September 30, 2019, the balance of these issuance costs was $0.8 million.
As of September 30, 2019, we had no outstanding principal amount under our revolving credit facility.
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

We believe that cash generated from operations and our current cash and cash equivalents will be sufficient to fund our operations, including the additional amounts we are obligated to pay subject to the terms of the acquisition agreement with GoMedigap, for at least twelve months after the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. While we recognize constrained LTV as revenue at the time applications are approved, our collection of the cash commissions resulting from approved applications generally occurs over a number of years.  The expense associated with the approved application, however, is generally incurred at the time of enrollment.  As a result, the net cash flow resulting from approved applications is generally negative in the period of revenue recognition and generally becomes positive over the lifetime of the member. In periods of membership growth, as has occurred over the past year, cash receipts associated with new and continuing members may be less than the cash outlays to acquire new members. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. We expect a reduction in cash and cash equivalents in the future resulting from our continued investments in resources and headcount to facilitate growth in our business. We did not have any bank debt outstanding as of September 30, 2019. To the extent that available funds are insufficient to support our future activities or we otherwise desire to raise additional funds, we may raise additional capital by taking on bank debt, leveraging our commission receivables, drawing on our line of credit facilities, or issuing equity or debt securities in the public and private markets, or through a combination of such means, to the extent such funding sources are available.

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of September 30, 2019 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
Remainder of 2019	$1,645	$499	$2,144
2020	7,308	2,465	9,773
2021	6,879	950	7,829
2022	5,626	415	6,041
2023	6,474	444	6,918
Thereafter	30,888	229	31,117
Total	$58,820	$5,002	$63,822

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
On August 15, 2019, we entered into an amendment to the lease agreement for our Santa Clara, California, office to expand our office space to a total of 45,657 square feet from 32,492 square feet. This operating lease will commence in the later part of fiscal year 2019 and therefore, we did not reflect this on the condensed consolidated balance sheet as of September 30, 2019 and the tables above. As of September 30, 2019, future minimum payments are expected to be $6.4 million over the lease term of 9 years plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In connection with the Santa Clara lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.3 million.

On June 3, 2019, we entered into a sublease agreement for 56,276 square feet and a lease agreement for 81,515 square feet as a sublessee and lessee, respectively, of office space in Indianapolis, Indiana. The sublease consists of two suites (Suite 200 and Suite 300). The lease term of Suite 300 commenced on June 3, 2019, and the lease term of Suite 200 commenced on July 1, 2019. The term of the sublease will terminate on October 31, 2022. The term of the lease, which will commence after the sublease, extends from November 1, 2022 to January 31, 2030, which, in addition to Suite 200 and Suite 300, includes an additional 25,239 square feet of office space in Suite 100. As of September 30, 2019, future minimum payments related to the Indiana office space are expected to be $17.8 million over the remaining term of the lease, plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. The landlord also agreed to contribute up to $1.9 million toward the cost of leasehold improvements. In connection with the Indianapolis, Indiana lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.8 million.

On April 8, 2019, we entered into an amendment to the lease agreement for our Gold River, California, office to expand our office space to a total of 63,206 square feet from 44,738 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the expanded office space will terminate on September 30, 2021. As of September 30, 2019, future minimum payments are expected to be $3.3 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the term of the lease and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

On March 26, 2019, we entered into an amendment to the lease agreement for our Salt Lake City, Utah, office to expand our office space to a total of 41,813 square feet from 28,915 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the lease for the original and expanded office space was also extended to terminate on the last day of the month that is 84 months after the commencement date of the expanded space. As of September 30, 2019, future minimum payments are expected to be $6.9 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

On April 25, 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately one hundred twenty-three months, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. As of September 30, 2019, future minimum payments are expected to be $16.5 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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

In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of September 30, 2019, future minimum payments are expected to be $4.2 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into an agreement to lease 18,272 square feet of office space in Mountain View, California. In connection with this lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.1 million. On November 2, 2018, we entered into an agreement to sublease this office space to a third party. As of September 30, 2019, future minimum payments are expected to be $2.9 million. The obligation as of September 30, 2019 was immaterial net of sublease income.

In March 2018, we renewed our agreement to lease approximately 1,413 square feet of office space in Washington, DC. The lease commenced in November 2018 and is for a term of 5 years and 5 months. As of September 30, 2019, future minimum payments are $0.3 million.

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

Recent Accounting Pronouncements

See Note 1 — Summary of Business and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for recently issued accounting standards that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents, accounts receivable and commissions receivable. As of September 30, 2019 and December 31, 2018, our cash and cash equivalents were invested as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash (1)	$5,989	$12,766
Money market funds (2)	82,081	323
Total cash and cash equivalents	$88,070	$13,089

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
At September 30, 2019 and December 31, 2018 money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

As of September 30, 2019, our total outstanding commissions receivable balance was $357.7 million. Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Total accounts receivable as of September 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$682	$3,601
Commissions receivable — current	127,414	134,190
Commissions receivable — non-current	230,322	211,668
Total accounts receivable	$358,418	$349,459

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Note 8 — Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.

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

Risks Related to Our Business

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance with or changes in laws and regulations could harm our business, operating results and financial condition.

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

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of non-Medicare-related health insurance plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, the manner in which we conduct our business, our platforms or our sale of Medicare plans, which could harm our business, operating results and financial condition.

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

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of approved and paying members. If it does not, our business, operating results and financial condition would be harmed.
If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. CMS has made improvements to the consumer experience on this website and proposals exist for it to continue to do so. Medicare beneficiaries can also obtain plan selection assistance from the federal government in connection with their purchase of a Medicare Advantage or Medicare Part D prescription drug plan. The exchanges in the individual and family health insurance market created by the Affordable Care Act may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them, and determine the manner in which we may do so. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do and they or the government agencies that run them may in the future impact the process we use to enroll individuals and families in a manner that results in a reduction in revenue and our membership. In addition, individuals who utilize our platform and services to apply for subsidies and health insurance through Affordable Care Act exchanges receive marketing and communications from the exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we will no longer receive commission payments as a result of our sale of health insurance to them. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our membership and revenue and may otherwise harm our business, operating results and financial condition.
Our operating results will be impacted by factors that impact our estimate of the constrained LTV of commissions per approved member.

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606) using the full retrospective method, which required us to revise our historical financial information to be consistent with the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. We now recognize revenue for Medicare-related, individual and family and ancillary health insurance plan approved members based upon the total estimated commissions we expect to receive over the life of the underlying plans, net of a constraint. We now recognize small business health insurance plan commission revenue at the time the application for the plan is approved by the carrier and when it renews each year thereafter, equal to the estimated commissions we expect to collect over the following twelve months. The constrained LTV for each product line is an estimate and is based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted plan duration and forecasted commission amounts we expect to receive per approved member. These assumptions are based on historical trends and require significant judgments by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan turnover or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member, or other changes outside our control, could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off of the remaining commission receivable balance, which would harm our business, operating results and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained LTVs. For example, during the first open enrollment period under the Affordable Care Act, we experienced a decline in the rate at which members approved for individual and family health insurance turned into paying members, which harmed our operating results. To the extent we experience a similar decline in the rate at which approved members turn into our paying members, our business, operating results and financial condition would be harmed.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our estimate of constrained LTV is net of an estimated annual health insurance plan turnover rate based on our historical experience by plan type. As a result, an increase in our annual health insurance plan turnover rate would harm our business, operating results and financial condition.

Commission rates are a significant factor in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period, and increased health insurance plan turnover, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member during the enrollment periods caused by such a shift or otherwise would harm our business, operating results and financial condition.
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

Our success is dependent upon our ability to attract and retain qualified personnel for all areas of our organization. We may not be successful in attracting and retaining personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our business would be harmed. Our executive officers and employees can terminate their employment at any time. The transition and the departure of members of our senior management could result in attrition in our senior management and key personnel and any significant change in leadership over a short period of time could harm our business, operating results and financial condition.

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

As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. We also plan to invest resources in efforts to grow our small business group insurance business and pursue cross-selling and adjacent revenue opportunities in our Medicare and small business group businesses. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations was negative in each of the years ended December 31, 2018 and 2017. As a result, our investment in these initiatives could result in our needing to raise additional capital. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 24% and 16% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 18% and 22% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively. Revenue derived from Aetna represented approximately 17% and 11% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.
Seasonality may cause fluctuations in our financial results.

The Medicare annual enrollment period occurs from October 15 to December 7 each year, and we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters. As a result of the reintroduction of the Medicare open enrollment period from January to March, commission revenue is typically second-highest in our first quarter. The individual and family health insurance open enrollment period runs from November 1 through December 15 of each year, and we expect the number of approved applications for individual and family health insurance to be higher in the fourth quarter compared to other quarters of the year as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense as a result of a higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. If the timing of the enrollment periods for Medicare-related health insurance or individual and family health insurance changes, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
Our financial results will be adversely impacted if our membership does not grow or if we are unable to retain our existing members.

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Beginning January 1, 2019, Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the new Medicare Advantage open enrollment period that is scheduled to occur between January 1 and March 31 of each year. If the new members that we enroll during this Medicare Advantage open enrollment period do not offset any loss of existing Medicare Advantage members or if investments we make during this new Medicare Advantage open enrollment period do not result in a significant number of approved and paying Medicare Advantage members, our business, operating results and financial condition would be harmed. In addition, during the last open enrollment period, we experienced an increased health insurance plan turnover rate in the Medicare Advantage plans that we sold during the Medicare annual enrollment period occurring in the fourth quarter of 2018. While we benefited during the last open enrollment period from increased Medicare Advantage plan membership growth, the increased Medicare Advantage plan turnover we experienced in the first quarter of 2019 could adversely impact the Medicare Advantage lifetime value estimate that we use to recognize revenue for approved applications in the current annual enrollment period occurring in the fourth quarter of 2019, which could adversely impact our business, operating results and financial condition.

Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTV we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. Moreover, if we are not able to successfully retain existing members and limit health insurance plan turnover, our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our business, operating results and financial condition would be harmed. If we experience higher health insurance plan turnover than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, resulting in a write-off of the remaining commission receivable balance, which would harm our business, operating results and financial condition.
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

We also may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers. The regulations applicable to the business of selling health insurance are complex and frequently changes. We or the health insurance agents we employ have in the past, and may in the future, violate one or more of the many requirements imposed by CMS or state laws and regulations. A carrier may terminate our relationship for that or other reasons, or CMS may penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.
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

•
our success in marketing to Medicare-eligible individuals, including television advertising, online marketing and direct mail marketing, and in entering into and maintaining marketing partner relationships to drive Medicare-eligible individuals to our ecommerce platforms or customer care centers on a cost-effective basis;

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

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during an enrollment period were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of our Medicare-related revenue, membership acquisition and expenses and the fact that much of the sales of Medicare plans occur during this period.

We may be unsuccessful in competing effectively against current and future competitors.

The market for selling health insurance plans is highly competitive. We compete with entities and individuals that offer and sell health insurance plans utilizing traditional distribution channels as well as the Internet. Our competitors include local insurance agents across the United States who sell health insurance plans in their communities. There also are a number of companies that operate websites, provide an online shopping experience for consumers interested in purchasing health insurance and act as a health insurance agent in connection with that purchase. Some local agents also use Internet advertising and “lead aggregator” services that use the Internet to find consumers interested in purchasing health insurance and are compensated for referring those consumers to health insurance agents or carriers. Many health insurance carriers also directly market and sell their plans to consumers through call centers, Internet advertising and their own websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. In connection with our marketing of Medicare plans, we compete with the original Medicare program. CMS also offers plan information, comparison tools, call centers and online enrollment for Medicare Advantage and Medicare Part D prescription drug plans. CMS offers plan information and referral to health insurance carriers for Medicare Supplement plans. We compete with the Federally Facilitated Marketplace, or FFM, and state health insurance exchanges implemented as a result of health care reform in marketing individual and family health insurance products. Health care reform also has resulted in health insurance plan cost and benefit data being more readily accessible, which has facilitated additional competition.

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

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards, some of which contain requirements that are new to us. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 38 states. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members, and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. If it does so or if the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

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

CMS has broad authority over the requirements that must be met in order to enroll individuals into qualified health plans through the FFM without visiting the FFM website. Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans and complete all steps in the eligibility and enrollment process on a single website. The enhanced direct enrollment process uses an application programming interface to transfer information relating to health plan and subsidy eligibility between the FFM and the approved partner’s website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements, and the entity was successful in passing the required audit to use this new process for the current open enrollment period that began on November 1, 2019. However, if we were to fail to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we could be required to use the alternative "double redirect" process that would require our customers to visit the FFM website in the middle of purchasing qualified health insurance plans to receive a subsidy eligibility determination. We have in the past used the “double redirect” process which resulted in a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our individual and family health insurance plan membership and revenue. If we are forced to use the “double redirect” process in the future, we could continue to experience loss of existing members and new potential members and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition. In addition, if any third party we contract with to perform certain aspects of the qualified health plan selection and enrollment process has a poor consumer experience or otherwise experiences technical or other difficulties, we could experience a reduction in our individual and family health insurance plan membership and revenue and our business, operating results and financial condition could be harmed.
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

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. The market for private health insurance in the United States is evolving and our future financial performance will depend in part on growth in this market. Changes and developments in the health insurance system in the United States could reduce demand for our products and harm our business. For example, there has been an ongoing national debate relating to the health care reimbursement system in the United States. Certain candidates for President of the United States as well as some members of Congress have introduced proposals to expand the Medicare program, ranging from proposals that would create a new single payor national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches such as lowering the age of eligibility for the Medicare program or creating a new public health insurance plan option as a supplement to private sources of coverage. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance are adopted, the demand for our products could be adversely impacted and our business, operating results and financial condition would be harmed.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platforms. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fires, severe weather and other natural disasters in the San Francisco Bay Area and elsewhere in Northern California as well as in other parts of the country where we or our outsourced health insurance agents maintain offices.

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

We derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both to attract consumers to our websites and otherwise generate demand for our services.

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

We purchase paid advertisements on search engines in order to attract consumers to our platforms. We typically pay a search engine for prominent placement of our website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. The prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our ecommerce platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers, government health insurance exchanges and some of our marketing partners for both algorithmic search result listings and for paid advertisements. The competition has increased the cost of paid internet search advertising and has increased our marketing and advertising expenses. The competition increases substantially during the enrollment periods for Medicare related health insurance and for individual and family health insurance. If paid search advertising costs increase or become cost prohibitive, whether as a results of competition, algorithm changes or otherwise our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results and financial condition.

We rely significantly on marketing partners and our business and operating results would be harmed if we are unable to maintain effective relationships with our existing marketing partners or if we do not establish successful relationships with new marketing partners.

In addition to marketing through Internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers. We also have relationships with strategic marketing partners, including hospitals and pharmacy chains that promote our Medicare platforms to their customers as well as pharmacy service providers. We compensate many of our marketing partners for their referrals on a submitted health insurance application basis and, if they are licensed to sell health insurance, may share a percentage of the commission we earn from the health insurance carrier for each member referred by the marketing partner.

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

•	the compliance of our marketing partners with applicable laws, regulations and guidelines;

•	the interest of the marketing partner’s customers in the health insurance plans that we offer;

•	the contractual terms we negotiate with the marketing partner, including the marketing fees we agree to pay a marketing partner;

•	the percentage of the marketing partner’s customers that submit applications or purchase health insurance policies through us;

•	the ability of a marketing partner to maintain efficient and uninterrupted operation of its website; and

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

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission rates per member, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Our revenue recognition policy changed in the first quarter of 2018 as a result of our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), as discussed in Note 2 — Revenue in the Notes to Condensed Consolidated Financial Statements of this report. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends, including trends relating to contracted commission rates and expected health insurance plan cancellation.

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

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violations of applicable laws and regulations could adversely affect our brand, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, which would harm our business, operating results and financial condition. In addition, our business may be adversely impacted by changes in China’s economic or political condition. We have recently experienced greater competition for qualified personnel in China, which has raised market salaries and increased our compensation costs related to employees in China. If competition for personnel increases further, our compensation expenses could rise considerably or, if we determine to not increase compensation levels, our ability to attract and retain qualified personnel in China may be impaired, which could harm our business, operating results and financial condition. These risks could cause us to incur increased expenses and could harm our ability to effectively and successfully manage our operations in China. Moreover, any significant or prolonged deterioration in the relationship between United States and China could adversely affect our operations in China. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. The escalation of trade tensions initiated by the current administration has increased the risk associated with our operations in China. Either the United States or the Chinese government may sever our ability to communicate with our China operations or may take actions that force us to close our operations in China. We employ a large number of our technology and content employees in China, and we have other employees in China that support our business. Any sudden disruption of our operations in China would adversely impact our business. If we are required to move aspects of our operations from China to our offices in the United States as a result of political instability, changes in laws, inquiries from health insurance carriers or for other reasons, we could incur increased expenses, and our business, operating results and financial condition could be harmed.

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

We also develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives through our advertising program. Our success in doing so is dependent upon the same factors that could impact our sponsorship program. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising. If we are not successful in generating Medicare plan-related advertising revenue, our business operating results and financial condition could be harmed.

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

We provide information on our website, through our customer care centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our sales of short-term health insurance plans that lack the same benefits as major medical health insurance plans may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We acquired Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, in January 2018 and we may in the future acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:

•
an acquisition may negatively impact our results of operations because it will require us to incur transaction expenses, and after the transaction, may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may cause adverse tax consequences, substantial depreciation or deferred compensation charges, such as expenses related to the change in fair value of earnout liability;

•	an acquisition undertaken for strategic business purposes may negatively impact our results of operations;

•
we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire, particularly if key personnel of the acquired company departs or decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•
we may be required to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked these controls, procedures and policies;

•	the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results;

•	we may have to issue securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the market price of our common stock; and

•	acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience.

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

In September 2018, we entered into a credit agreement with Royal Bank of Canada, as administrative agent and collateral agent. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of September 30, 2019, we had no outstanding principal amount under our revolving credit facility.

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

We have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or may modify our practices in connection with the inquiry. CMS and certain state regulators notified us in advance of and during the 2018 Medicare annual enrollment period for 2019 enrollment that certain marketing material that we were using relating to one of our websites was misleading and did not follow certain legal and regulatory requirements. We are in the process of working through the matter with the relevant regulators and have entered into a consent order with a department of insurance and received a cease and desist order from another, which we have challenged in an administrative proceeding. We also received a letter from the Committee on Energy and Commerce of the United States House of Representatives in March 2019 requesting information relating to our sale of short-term health insurance. The letter indicates that the committee is conducting oversight of short term health insurance and companies that assist consumers enroll in short term health insurance plans in light of committee concerns, including its concern relating to the understanding of consumers who purchase short term health insurance coverage. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.

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

Consumers depend upon third-party service providers to access our website and services, and our business and operating results could be harmed as a result of technical difficulties experienced by these service providers.

Consumers using our website and accessing our services depend upon Internet, online and other service providers for access to our website and services. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. Any significant interruption in access to our call centers or our website or increase in our website’s response time as a result of these difficulties could damage our relationship with insurance carriers, marketing partners and existing and potential members and could harm our business, operating results and financial condition.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended September 30, 2019, the closing price of our common stock fluctuated from a low of $66.79 to a high of $110.32 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Incorporation by Reference Herein
Exhibit Number		Description of Exhibit	Form	Date
10.1	†	First Amendment to Lease, dated August 19, 2019, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 21, 2019
10.2	†	Office Lease Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.3	†	Property Management Service Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.4	†	Office Lease Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.5	†	Property Management Service Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
31.1	†	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
‡    Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHEALTH, INC.
Date:	November 7, 2019	/s/ Scott N. Flanders
Scott N. Flanders Chief Executive Officer
Date:	November 7, 2019	/s/ Derek N. Yung
Derek N. Yung Chief Financial Officer