Form 10-K
period 2019-12-31
eHealth, Inc.
filed 2020-03-02
CIK 1333493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 001-33071
_____________________________________________
EHEALTH, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	56-2357876
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No)

2625 AUGUSTINE DRIVE, SECOND FLOOR
SANTA CLARA, CA 95054
 (Address of principal executive offices)

(650) 584-2700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EHTH	The Nasdaq Stock Market LLC

 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2019, the aggregate market value of its shares (based on a closing price of $86.10 per share) held by non-affiliates was $1.4 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding common stock were excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 18, 2020 was 23,457,682 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EHEALTH, INC.
FORM 10-K

PART I
ITEM 1.    BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “seek,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among other things, statements regarding our expectations relating to submitted and approved health insurance applications and estimated membership; our estimates regarding the constrained lifetime value of commissions; our expectations relating to revenue, operating costs and profitability; our expectations regarding our strategy and investments; our expectations regarding our Medicare business, including market opportunity, consumer demand and our competitive advantage; our expectations regarding our individual and family business, including anticipated trends and our ability to enroll individuals and families into qualified health plans; the impact of future and existing healthcare laws and regulations on our business; the expected impact of the COVID-19 on our financial targets and product development initiatives; our expectations regarding commission rates, payment rates, conversion rates, plan duration, membership retention rates and membership acquisition costs; our expectations relating to the seasonality of our business; expected competition from government-run health insurance exchanges and other sources; our expectations relating to marketing and advertising expense and expected contributions from our marketing channels; the timing of our receipt of commission and other payments; our critical accounting policies and related estimates; our estimates relating to the fair value of earnout liability; liquidity and capital needs; political, legislative, regulatory and legal challenges; the merits or potential impact of any lawsuits filed against us; the potential approval and adoption of an employee stock purchase plan and the potential number of shares of common stock reserved for issuance thereunder; as well as other statements regarding our future operations, financial condition, prospects and business strategies.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including our ability to retain existing members and enroll new members during the annual healthcare open enrollment period and Medicare annual enrollment period; changes in laws and regulations, including in connection with healthcare reform or with respect to the marketing and sale of Medicare plans; competition, including competition from government-run health insurance exchanges; the seasonality of our business and the fluctuation of our operating results; our ability to accurately estimate membership and lifetime value of commissions; changes in product offerings among carriers on our ecommerce platform and the resulting impact on our commission revenue; our ability to execute on our growth strategy in the Medicare market; exposure to security risks and our ability to safeguard the security and privacy of confidential data; our relationships with health insurance carriers; customer concentration and consolidation of the health insurance industry; our success in marketing and selling health insurance plans and our unit cost of acquisition; our ability to hire, train and retain licensed health insurance agents and other employees; the need for health insurance carrier and regulatory approvals in connection with the marketing of Medicare-related insurance products; changes in the market for private health insurance; consumer satisfaction of our service; changes in member conversion rates; changes in commission rates; our ability to sell qualified health insurance plans to subsidy-eligible individuals and to enroll subsidy-eligible individuals through government-run health insurance exchanges; our ability to maintain and enhance our brand identity; our ability to derive desired benefits from investments in our business, including membership growth initiatives; reliance on marketing partners; the impact of our direct-to-consumer email, telephone and television marketing efforts; timing of receipt and accuracy of commission reports; payment practices of health insurance carriers; our ability to successfully make and integrate acquisitions; dependence on our operations in China; the impact on our operations of public health crises in China and the United States, including the current coronavirus outbreak; the restrictions in our debt obligations; compliance with insurance and other laws and regulations; and the performance, reliability and availability of our ecommerce platform and underlying network infrastructure and those identified in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by applicable law, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

We are a leading health insurance marketplace with a technology and service platform that provides consumer engagement, education and health insurance enrollment solutions. Our mission is to connect every person with the highest quality, most affordable health insurance and Medicare plans for their life circumstance. Our platform integrates proprietary and third-party developed educational content regarding health insurance plans with decision support tools to aid consumers in what has traditionally been a confusing and opaque purchasing process and to help them obtain the health insurance product that meets their individual health and economic needs. Our omni-channel consumer engagement platform enables consumers to use our services online, through interactive chat, or by telephone with a licensed insurance agent. We have created a marketplace that offers consumers a broad choice of insurance products that includes thousands of Medicare Advantage, Medicare Supplement, Medicare Part D prescription drug, individual and family, small business and other ancillary health insurance products from over 180 health insurance carriers across all fifty states and the District of Columbia. We strive to be the most trusted partner to the consumer in their life’s journey through the health insurance market. We were incorporated in Delaware in November 1997.

Over the last four years, we have increasingly shifted our business focus to marketing of Medicare-related health insurance products. This shift in focus has enabled our business to benefit from (1) strong demographic trends, with 10,000 people on average turning 65 every day over the next ten years, (2) the increasing proportion of the Medicare eligible population that is choosing commercial insurance solutions rather than obtaining healthcare through the original Medicare program, and (3) the growing consumer demand for online tools to compare and enroll in Medicare related health insurance plans. Our shift toward the health insurance market for Medicare eligible individuals has enabled us to mitigate the impact of the Patient Protection and Affordable Care Act, or Affordable Care Act, on our business, which among other things, established competing government exchanges that offer non-Medicare, Affordable Care Act-compliant individual and family health insurance plans.

We operate our business in two segments: (1) Medicare, and (2) Individual, Family and Small Business. Our Medicare segment represents the majority of our business and constituted approximately 88% of our revenue in 2019. We derive the majority of our revenues from commission payments paid to us by health insurance carriers related to insurance plans that have been purchased by members who used our services. Our platform and services are free to the consumer, and we are not responsible for the payment of consumer health insurance claims.

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. GoMedigap has built a leading consumer acquisition and engagement platform focused on meeting the Medicare Supplement insurance needs of its individual customers with a technology-enabled, consumer-centric approach that aligns with our mission and operations. This strategic acquisition significantly enhanced our presence in the Medicare Supplement market, put us in a stronger position with health insurance carriers and strategic partners and helped us to accelerate our Medicare plan enrollment growth.

On January 23, 2019, we entered into an underwriting agreement with RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC as representatives of the several underwriters to issue and sell 2,400,000 shares of our common stock par value $0.001 per share in a public offering, and also granted the underwriters a 30-day option to purchase up to an additional 360,000 shares of common stock, which they exercised, for a total of 2,760,000 shares of common stock. The offering closed on January 28, 2019, at a price of $48.50 per share, for total net proceeds of $126.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Available Information

We make available free of charge on the Investor Relations page of our web site (ir.ehealthinsurance.com)
our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information that can be accessed on or through our websites is not part of this Annual Report on Form 10-K.

Our Business Model

Our management evaluates our business performance and manages our operations in the following two segments:

Medicare Segment

Through a combination of demand generation strategies, we actively market, a large selection of Medicare-related health insurance plans, and to a lesser extent, ancillary products such as dental and vision insurance, to our Medicare-eligible customers. Our Medicare ecommerce platform, which can be accessed through our websites (www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), and telephonic enrollment capabilities enable consumers to research, compare and purchase Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. To the extent that we assist in the sale of Medicare-related insurance plans as a health insurance agent, either online or telephonically, we generate revenue as a result of commissions we receive from health insurance carriers. In the first effective plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D prescription drug plan issued to the member, we may receive a higher commission amount that covers a full twelve-month period, regardless of the month the plan was effective. Beginning with and subsequent to the second plan year, we typically receive fixed, monthly commissions for Medicare Advantage plans and fixed, annual commissions for Medicare Part D prescription drug plans. We are paid commissions for Medicare Advantage and Medicare Part D prescription drug plans for which we are the broker of record, typically until either the plan is cancelled or we otherwise do not remain the agent on the plan. Commission payments we receive for Medicare Supplement plans sold by us typically are a percentage of the premium on the plan and are paid to us monthly until either the plan is cancelled or we otherwise do not remain the agent on the plan. Medicare Advantage and Medicare Part D prescription drug plan pricing is approved by the Centers for Medicare and Medicaid Services, or CMS, an agency of the United States Department of Health and Human Services, and is not subject to negotiation or discounting by health insurance carriers or our competitors. Similarly, Medicare Supplement plan pricing is set by the health insurance carrier and approved by state regulators and is not subject to negotiation or discounting by health insurance carriers or our competitors.

Individual, Family and Small Business Segment

We actively market individual and family health insurance and small business health insurance plans through our ecommerce platform, which can be accessed through our websites (www.eHealth.com and www.eHealthInsurance.com), and generate revenue as a result of commissions we receive from health insurance carriers whose health insurance plans are purchased through us, as well as commission override payments we receive for achieving sales volume thresholds or other objectives. In addition, we market a variety of ancillary products, including but not limited to, short-term limited duration, dental and vision plans. These ancillary products are offered to our individual and family and small business customers and are also sold on a standalone basis. The commission payments we receive for individual and family, small business and ancillary health insurance plans are either a percentage of the premium our customers pay for those plans or a flat amount per member per month, and vary depending on the carrier that is offering the plan, the state where the plan was sold and the size of the small business. Commission payments are typically made to us on a monthly basis until either the plan is cancelled or we otherwise do not remain the agent on the plan. Health insurance pricing, which is set by the health insurance carrier and approved by state regulators, is not subject to negotiation or discounting by health insurance carriers or our competitors.

Non-Commission Revenue Sources

Within our two operating segments, we earn commission revenue, as well as non-commission revenue, or other revenue, which includes online sponsorship and advertising, technology licensing and lead referral revenue.

Online Sponsorship and Advertising. We generate revenue from our sponsorship and advertising program that allows carriers to purchase advertising space for non-Medicare products on our website and Medicare plan related advertising on separate websites that we develop, host and maintain. In addition, in connection with our Medicare plan advertising program, we may use direct marketing channels including direct television and direct mail to generate leads for carriers participating in the program. In return for our services, we typically are paid either a flat amount, a monthly amount, or, in our individual and family health insurance sponsorship advertising program, a performance-based fee based on metrics such as submitted health insurance applications.

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

Industry Background

The purchase and sale of health insurance have historically been complex, time-consuming and paper-intensive processes. The complexity can make it difficult to make informed health insurance decisions. In addition, the human errors that arise from traditional paper-intensive distribution have historically resulted in a high number of incomplete and inaccurate applications being submitted to health insurance carriers. These incomplete and inaccurate paper applications often result in back-and-forth communications, delay and additional costs. The Internet’s convenient, information-rich and interactive nature offers the opportunity to provide consumers with more organized information, a broader choice of plans and a more efficient process than have typically been available from traditional health insurance distribution channels. We believe that over time the Internet will become an increasingly important channel for researching and enrolling into health insurance plans, similar to other consumer-focused industries such as travel, financial services and shopping.

Medicare is a federal program that provides persons sixty-five years of age and over, and some persons under the age of sixty-five who meet certain conditions, with hospital and medical insurance benefits. Medicare beneficiaries choose between Medicare Fee-For-Service and Medicare Advantage plans. Medicare Fee-For-Service is a government plan where the consumer is responsible for select health care related payments with no limit on out-of-pocket expenses. To increase coverage, Medicare Fee-For-Service beneficiaries can purchase commercially offered Medicare Supplement plans. Medicare Advantage is an alternative to Medicare Fee-For-Service. CMS contracts with private health insurance carriers under the Medicare Advantage and Medicare Part D prescription drug programs. Under these programs, the government pays health insurance carriers a fixed amount of money each year per enrollee to cover health care expenses rather than making payments directly to providers under Medicare Fee-For-Service. Medicare Advantage plans are required to cover the same services as Medicare Fee-For-Service and usually cover a variety of other health care services and include a cap on out-of-pocket spending for the consumer.

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

Increase Medicare Membership and Commission Revenue

We intend to enroll additional Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plan members for our commercial carrier partners. In addition to the expansion of the Medicare-eligible population, a significantly large number of Medicare-eligible individuals have insufficient coverage or a suboptimal plan for their circumstances. We believe that our platform of proprietary content, decision support tools and enrollment solutions and go-to-market strategies in direct-to-consumer and partner channels, can allow us to reach a large portion of this underserved market and grow our membership and revenue more rapidly than the overall Medicare market.

Enhance Post-Enrollment Consumer Engagement and Increase Customer Retention

We continually invest in our consumer engagement platform to add products and services. We are also enhancing our consumer experience, both online and telephonically, to simplify and encourage the use of our platform for future enrollments as consumer needs and plan selection evolves.  Our goal is to, over time, increase the contribution from repeat customers to our total enrollments.  We believe that increased consumer engagement and customer retention will have a positive impact on our revenue as well as lower our marketing, customer care and enrollment costs.

Increase Online Enrollment to Improve Margins and Enhance Operating Leverage

We view our consumer engagement platform as unique in the Medicare market and as attractive to the growing number of Medicare beneficiaries who prefer to research, compare and purchase health insurance online. The percentage of members who submit applications for Medicare Advantage and Medicare Supplement products online through our platform has substantially increased from 10% in 2017 to 16% in 2018 to 27% in 2019. Online submitted applications include applications submitted with and without assistance from call center agents prior to the final submission of an application. We are able to scale growth more rapidly and at an incrementally lower cost basis though our online platform, which significantly reduces our reliance on and financial and managerial resources associated with our call center operations.

Expand Our Strategic Relationships

The value of our consumer engagement and enrollment solution platform allows us to work closely with strategic partners in the health care market to leverage their relationships with consumers. We expect to increase the contribution to total Medicare enrollments from this effective demand generation channel which has shown a positive impact on customer engagement and increased customer retention. In 2019, we had strategic relationships with each of the top five retail pharmacies in the United States, a growing networks of leading hospital systems in the United States and with select financial and affinity marketing organizations to expand the availability of our platform to more consumers. Through greater data integration, co-branding and further investments to improve the customer experience with our platform, we believe that we can create significant value for each of our partners and further expand our partner relationships.

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

Elements of our platforms include:

Plan Comparisons and Recommendations. We offer online comparison and recommendation tools that process and simplify voluminous health insurance information according to each customer's specific insurance need. Our ecommerce platform enables consumers to compare and personalize health insurance options based on plan characteristics such as price, plan type, coverage limits, deductible amount, co-payment amount, and in-network and out-of-network benefits. After entering relevant information on our website, our platforms allow consumers to instantly receive a list of applicable health insurance plans and rate and benefit information in an easy-to-understand format.

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

Call Center Technology Systems. Our proprietary agent-assist management systems enable us to provide a full range of customer service tasks in an efficient and personalized manner while complying with Medicare and health insurance regulatory requirements. Call center agents have script-on-screen tools that align to health insurance needs and leverage a common back office platform that powers our direct-to-consumer shopping experience. Data science driven algorithms are used to route and match call center agents with the right training and experience to certain customers. These systems also have customer relationship management tools that can track each consumer throughout the application process, obtain real-time updates from the carrier, generate automated emails specific to each consumer and access a cross-sell engine and dashboard to identify and track cross-sell opportunities. Our auto-email system is feature-rich with HTML capability, customizable merge tags, granular segmentation and tracking capability.

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

Revenue derived from Humana represented approximately 26%, 22% and 20% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 19%, 19% and 23% of our total revenue in 2019, 2018, and 2017, respectively. Revenue derived from carriers owned by Aetna represented approximately 17%, 14% and 10% of our total revenue in each of the years ended December 31, 2019, 2018 and 2017, respectively.

Marketing

We focus on building brand awareness, increasing individual, family and small business customer visits to our websites, increasing Medicare customer visits to our websites and telephonic sales centers and converting these visitors into members. Our marketing initiatives are varied and numerous. They include:

Direct Marketing. Our direct member acquisition channel consists of consumers who call our call centers directly or access our website addresses (www.eHealth.com, www.eHealthInsurance.com, www.Medicare.com, www.eHealthMedicare.com, www.PlanPrescriber.com and www.GoMedigap.com) either directly or through algorithmic search listings on Internet search engines and directories. Our direct marketing programs include direct mail, email marketing, search engine optimization, and television, radio and print advertising.

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

In addition to state regulations, we also are subject to federal laws, regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and sale of Medicare Supplement plans. Medicare plans are not generally able to be purchased outside of an annual enrollment period that occurs in the fourth quarter of the year, subject to exception for individuals aging into Medicare eligibility and for individuals who qualify for a special enrollment period as a result of certain qualifying events. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans.  For example, our health insurance carrier partners are required to file with CMS and state departments of insurance certain of our websites, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

In March 2010, the Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. The Affordable Care Act has primarily impacted our business of selling individual, family, and small business insurance plans. Among several other provisions, these laws and the regulations implementing them included a mandate requiring individuals to maintain health insurance or face tax penalties, which was repealed effective in 2019; a mandate that certain employers offer and contribute to their employees’ group health insurance coverage or face tax penalties if they do not do so; prohibitions against insurance companies using pre-existing health conditions as a reason to deny an application for health insurance; requirements for minimum individual and small business health insurance benefit levels, including prohibitions on lifetime coverage limits and limitations on annual coverage limits; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of state and/or federal health insurance exchanges to facilitate access to, and the purchase of, health insurance; Medicaid expansion so that a greater number of individuals will be insured under Medicaid programs; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

The Affordable Care Act also established annual open enrollment periods for the purchase of individual and family health insurance. Individuals and families generally are not able to purchase individual and family health insurance outside of the annual enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. Moreover, in order to be eligible for a subsidy, qualified individuals must purchase subsidy-qualifying health plans, known as qualified health plans, through a government-run health insurance exchange during the open enrollment period or a special enrollment period. While they are not required to do so, government-run exchanges are permitted to allow agents and brokers to enroll individuals and families into qualified health plans through them. The Federally Facilitated Marketplace, or FFM, run by CMS operated some part of the health insurance exchange in 38 states during the last health care open enrollment period. Our enrollment of individuals and families into qualified health plans to date has generally occurred through the FFM.

We are subject to various federal and state privacy and security laws, regulations and requirements. These laws govern our collection, use, disclosure, protection and maintenance of the individually-identifiable information that we collect from consumers.  For example, we are subject to the Health Insurance Portability and Accountability Act, or HIPAA.  HIPAA and regulations adopted pursuant to HIPPA require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health insurance carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. In addition, we have entered into contracts with health insurance carriers and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information. The use and disclosure of certain data that we collect from consumers is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act, or GLBA, and state statutes implementing GLBA, which generally require brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements. These requirements are evolving, and states are beginning to adopt additional requirements, such as the California Consumer Privacy Act, which went into effect January 1, 2020, which establishes, among other things, new privacy rights for California residents such as the right to know what personal information has been collected about them, how we use and disclose this information and the right to request deletion of that information. In addition to government action, health insurance carrier expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and carrier expectations and to protect against cyber security risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationship with government-run health insurance exchanges and our members, marketing partners and health insurance carriers.

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

Government. In connection with our marketing of Medicare related health insurance plans, we compete with the federal government’s original Medicare program. CMS also offers Medicare plan online enrollment, information and comparison tools and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans. CMS has regulatory authority over the Medicare Advantage and Medicare Part D prescription drug program and can influence the competitiveness of Medicare Advantage and Medicare Part D prescription drug plans compared to the original Medicare program, as well as the compensation that health insurance carriers are allowed to pay us.

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

Internet marketers and other advertisers. There are many internet marketing companies and other advertisers that use the Internet and other means to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and health insurance carriers. We compete with these companies for individuals who are looking to purchase health insurance.

Seasonality

The majority of our commission revenue is recognized in the fourth quarter of each calendar year under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which we adopted using the full retrospective transition method on January 1, 2018. We have historically sold a significant portion of Medicare plans for the year in the fourth quarter during the Medicare annual enrollment period, when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. During 2019, 2018, and 2017, 63%, 61%, and 52%, respectively, of our Medicare plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to new Medicare plan-related enrollments in the fourth quarter.

Beginning January 1, 2019, CMS revived the Medicare Advantage open enrollment period during which Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare. The Medicare Advantage open enrollment period is scheduled to occur between January 1 and March 31 of each year. As a result, we expect to generate higher commission revenue in the first quarter compared to the second and third quarters.

The annual open enrollment period for individual and family health insurance also takes place in the fourth quarter of the calendar year, resulting in seasonality of individual and family plan submitted applications volume. During 2019, 2018, and 2017, 57%, 64%, and 52%, respectively, of our individual and family plan-related applications were submitted during the fourth quarter. As a result, we generate a significant portion of our commission revenues related to individual and family plan-related enrollments in the fourth quarter.

Our marketing and advertising expenses are typically lower in each of our first through third quarters compared to the fourth quarter. We incur a significant portion of our marketing and advertising expenses in the fourth quarter as a result of the Medicare annual enrollment period and the open enrollment period under the Affordable Care Act. Our marketing and advertising increases in the fourth quarter as a result of increased amounts owed to our marketing partners in connection with lead referral arrangements as well as an increase in the number of health insurance applications submitted on our ecommerce platforms referred to us by our marketing partners. We also typically incur an increase in other marketing and advertising related expenses in the fourth quarter. We expect this seasonal trend in marketing and advertising expenses to continue in 2020.

In preparation for the Medicare annual enrollment period during 2019, 2018, and 2017, and to a lesser extent the open enrollment period for individual and family health insurance plans during the same periods, we began increasing our customer care center staff during the third and fourth quarters to handle the anticipated increased volume of health insurance transactions, which resulted in higher customer care and enrollment expenses in the third and fourth quarters. We expect this seasonal trend in customer care and enrollment expenses to continue in 2020.

Employees

As of December 31, 2019, we had approximately 1,500 full-time employees, of which 860 were in customer care and enrollment, 370 were in technology and content, 210 were in general and administrative, and 60 were in marketing and advertising.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare and Medicaid Services, or CMS. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationship with health insurance carriers for this reason would reduce the products we are able to offer, could result in the loss of commissions for past and future sales and would otherwise harm our business, operating results and financial condition.

As a result of the laws, regulations and guidelines relating to the sale of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with these laws, regulations and guidelines. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. CMS, state departments of insurance or health insurance carriers may determine to object to or not to approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, our platforms or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition.
If our ability to enroll individuals during enrollment periods is impeded, our business will be harmed.
It is difficult for the health insurance agents we employ and our systems and processes to handle the increased volume of health insurance transactions that occur in a short period of time during the Medicare annual enrollment period. We contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during this period. We must ensure that our employee health insurance agents and the health insurance agent employees of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers. We depend upon our own employees, state departments of insurance, government exchanges and health insurance carriers for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their health insurance agents to sell health insurance or interruptions in the operation of our website or systems, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed.
If investments we make in enrollment periods do not result in the returns we expected when making those investments, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the health care reform open enrollment period under the Affordable Care Act, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of approved and paying members or may not be as cost-efficient as we anticipated. If it does not, or is not, our business, operating results and financial condition would be harmed.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

We compete with government-run health insurance exchanges, among others, with respect to our sale of Medicare-related and individual and family health insurance. The federal government operates a website where Medicare beneficiaries can purchase Medicare Advantage and Medicare Part D prescription drug plans or be referred to carriers to purchase Medicare Supplement plans. CMS has made improvements to the consumer experience on this website and proposals exist for it to continue to do so. Medicare beneficiaries can also obtain plan selection assistance from the federal government in connection with their purchase of a Medicare Advantage or Medicare Part D prescription drug plan. The exchanges in the individual and family health insurance market created by the Affordable Care Act may elect whether or not we are able to enroll subsidy-eligible individuals in qualified health plans through them, and determine the manner in which we may do so. The Affordable Care Act exchanges have websites where individuals and small businesses can purchase health insurance, and they also have offline customer support and enrollment capabilities. Individuals who are eligible for government subsidies in the form of premium tax credits and cost sharing reductions must apply for their subsidy and purchase qualified health plans through a government exchange. In the aggregate, government exchanges have greater resources and greater public outreach capability than we do and they or the government agencies that run them may in the future impact the process we use to enroll individuals and families in a manner that results in a reduction in revenue and our membership. In addition, individuals who utilize our platform and services to apply for subsidies and health insurance through Affordable Care Act exchanges receive marketing and communications from the exchanges after they do so. In the event our existing members purchase health insurance directly through health insurance exchanges without using us as their health insurance agent, as a result of their being eligible for a subsidy or otherwise, we may no longer receive commission payments as a result of our sale of health insurance to them. Competitive pressure from government-run health insurance exchanges has resulted, and may in the future result, in our experiencing increased marketing costs, decreased traffic to our website, a reduction in our membership and revenue and may otherwise harm our business, operating results and financial condition.
Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value (LTV) of commissions per approved member.

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606) using the full retrospective method, which required us to revise our historical financial information by applying the new standard. The adoption had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. Since the adoption of ASC 606, we recognize revenue at the time of plan approval by applying the latest estimated constrained LTV for that product. We estimate commission revenue for each product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”. We estimate the cash commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. On a quarterly basis, we recompute LTV at a cohort level for all outstanding cohorts, review and monitor changes in the data used to estimate LTV as well as the cash received for each cohort as compared to our original estimates. The fluctuations of cash received for each cohort and LTV can be significant and may or may not be indicative of the need to adjust LTVs for prior period cohorts. Management analyzes these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we will adjust LTV for the affected cohorts at the time such determination is made. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable, accordingly. We refer the net commission revenue from members approved in prior periods as “adjustment revenue” and our revenue can fluctuate significantly from period to period as a result of adjustment revenue.

Adjustment revenue can have a significant favorable or unfavorable impact on our revenue. During the fourth quarter of 2019, we incorporated statistical tools to increase the accuracy of LTV estimates with an emphasis on improving member retention forecasting. As a result, we recognized adjustment revenue of $50.8 million for Medicare Advantage plans during the fourth quarter of 2019, which increased our adjustment revenue for all Medicare products to $55.3 million for the year ended December 31, 2019.

As we continue to evaluate our LTV estimation models, we may in the future make further changes based on a number of factors and such changes could result in significant increases or decreases in our revenue. Constrained LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, forecasted average plan duration and forecasted commission rates we expect to receive per approved member's plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, such as reduced conversion of approved members to paying members, increased health insurance plan termination or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member or other changes could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commission receivable balance, which would adversely impact our business, operating results, and financial condition.

The rate at which approved members become paying members is a significant factor in our estimation of constrained LTVs. For example, during the first open enrollment period under the Affordable Care Act, we experienced a decline in the rate at which members approved for individual and family health insurance turned into paying members, which harmed our operating results. To the extent we experience a similar decline in the rate at which approved members turn into our paying members, our business, operating results, and financial condition would be harmed.

The forecasted average plan duration is another important factor in our estimation of constrained LTV. We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health insurance plan termination rate are calculated based on our historical data by plan type.  As a result, our inability to produce accurate forecasted average plan duration may adversely impact our business, operating results and financial condition.

Commission rates are also part of the significant factors in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance plans chosen by our members, the carriers offering those plans, our members’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and health care reform. Our commission revenue per member has in the past decreased, and could in the future decrease, as a result of reductions in contractual commission rates, a change in the mix of carriers whose products we sell during a given period, and increased health insurance plan termination rates, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed. Given that Medicare-related and individual and family health insurance purchasing is concentrated during enrollment periods, we may experience a shift in the mix of Medicare-related and individual and family health insurance products selected by our members over a short period of time. Any reduction in our average commission revenue per member during the enrollment periods caused by such a shift or otherwise would harm our business, operating results and financial condition.
Our business may be harmed if we lose our relationship with health insurance carriers or our relationship with health insurance carriers is modified.

We typically enter into contractual relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, health insurance carriers also may amend the terms of our agreements unilaterally on short notice. Carriers may be unwilling to allow us to sell their existing or new health insurance plans, or desire to amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons, dissatisfaction with the economics of the members that we place with them or because they do not want to be associated with our brand. We may also terminate our relationship with health insurance carriers. In the event we are not successful in gaining or maintaining the ability to sell Medicare, individual and family and ancillary health insurance plans, if health insurance carriers pay us no commissions or reduced commissions in connection with the sale of these plans or if health insurance carriers change our relationship with them in other ways, we could lose a substantial number of existing and potential members and commissions, which would materially harm our business, operating results and financial condition. The termination of our relationship with a health insurance carrier by us or the health insurance carrier or the amendment of or change in our relationship with a carrier could reduce the variety, quality and affordability of health insurance plans we offer, cause a loss of commission payments, cause a reduction in constrained LTVs and adversely impact our ability to recognize revenue or have other adverse impacts, which could harm our business, operating results and financial condition. It also could adversely impact, or cause the termination of, commissions for past and future sales, which would materially harm our business, operating results and financial condition. Our business could also be harmed if in the future we fail to develop new carrier relationships and are unable to offer consumers a variety of health insurance plans in each jurisdiction.

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

We also may temporarily or permanently lose the ability to market and sell Medicare plans for our Medicare plan carriers. The regulations applicable to the business of selling health insurance are complex and frequently change. We or the health insurance agents we employ have in the past, and may in the future, violate one or more of the many requirements imposed by CMS or state laws and regulations. A carrier may terminate our relationship for that or other reasons, or CMS may penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to sell Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.
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

The loss of the services of any of our executive officers or key employees could harm our business. For example, we appoint a single designated writing agent with each insurance carrier. A small number of our employees act as writing agent and each employee that acts as writing agent does so for a number of carriers. Robert Hurley, who recently resigned as an executive officer and will remain a part-time employee for a transitionary period of an undetermined amount of time, is the writing agent on a large number of our carrier relationships. During Mr. Hurley’s transitionary period, we need to replace Mr. Hurley as writing agent with another employee who has health insurance licenses. Due to our national reach and the large number of carriers whose plans are purchased by our members, this transition may be difficult and could require a significant period of time to complete. If the transition is not successful or takes too long to complete, our agency relationship with particular insurance carriers may be terminated, our commission payments could be discontinued or delayed and, as a result, our business, operating results and financial condition would be harmed.
Our business may be harmed if we are not successful in executing on our strategic investments and initiatives.

As part of our strategy, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. Pursuing and investing in these and other initiatives we develop will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among others, and involves risks and uncertainties described elsewhere in this Risk Factors section, including the initiatives resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, potential changes in laws and regulations and other issues that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. Our cash flow from operations was negative in each of the years ended December 31, 2019, 2018 and 2017. As a result, our investment in these initiatives could result in our needing to raise additional capital. If we are not successful in executing on our business strategy, our business, operating results and financial condition would be harmed.
Significant consolidation in the health insurance industry could alter our relationships with carriers and harm our business and financial results.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health insurance carriers. Consolidation in the health insurance industry could cause a loss of or changes in our relationship with carriers and reduction in our commission or other revenue, which could harm our business, operating results and financial condition. In the future, we may be forced to offer health insurance from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Revenue derived from Humana represented approximately 26%, 22% and 20% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue derived from carriers owned by UnitedHealthcare represented approximately 19%, 19% and 23% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue derived from Aetna represented approximately 17%, 14% and 10% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. We have several agreements that govern our sale of health insurance plans with these health insurance carriers. They may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact or cause the termination of the commission payments that we receive from these health insurance carriers, including commissions on plans that we have already sold, which could materially harm our business, operating results and financial condition. Our revenue could be adversely impacted if we are unable to maintain currently-existing levels of business with any of our significant health insurance carriers if we are unable to offset any loss of business with alternative health insurance carriers. We expect that a small number of health insurance carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health insurance carriers could adversely affect our business.
Seasonality may cause fluctuations in our financial results.

Open enrollment periods drive the seasonality of our business. The Medicare annual enrollment period occurs from October 15 to December 7 each year and the individual and family health insurance open enrollment period typically runs from November 1 through December 15 each year. In addition, the Medicare open enrollment period, where Medicare-eligible individuals who enrolled in a Medicare Advantage plan can switch to the original Medicare program or switch to a different Medicare Advantage plan, runs from January 1st through March 31st of each year. We experience an increase in the number of submitted Medicare-related applications and approved members during the fourth quarter and, to a lesser extent, in the first quarter, and an increase in Medicare plan related expense during the third and fourth quarters in connection with the open enrollment periods. Our commission revenue is the highest in our fourth quarter and second-highest in our first quarter given the increase in submitted applications and approved members in those periods compared to the rest of the year. We have typically experienced increased customer care and enrollment experience in the third and fourth quarters as we increase the number of agents to assist consumers in the enrollment periods. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Since our marketing and advertising costs are expensed and generally paid as incurred and commissions from approved members are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing expense as a result of a higher volume of applications submitted during a quarter or positively impacted by a substantial decline in marketing expense as a result of lower volume of applications submitted during a quarter.

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

We receive commissions from health insurance carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment. Our members may choose to discontinue their health insurance plans for a variety of reasons. Consumers may also purchase individual and family and Medicare-related health insurance plans directly from other sources, such as government-run health insurance exchanges, and we would not remain the agent on the policy and receive the related commission. Medicare Advantage plan enrollees may enroll in another Medicare Advantage plan or disenroll from their Medicare Advantage plan and return to original Medicare during the Medicare Advantage open enrollment period that is scheduled to occur between January 1st and March 31st of each year. If the new members that we enroll during this Medicare Advantage open enrollment period do not offset any loss of existing Medicare Advantage members or if investments we make during this new Medicare Advantage open enrollment period do not result in a significant number of approved and paying Medicare Advantage members, our business, operating results and financial condition would be harmed. In addition, the open enrollment period could cause us to experience an increased Medicare Advantage plan termination rate, which could adversely impact our business, operating results and financial condition.

Health insurance carriers have in the past and may in the future terminate health insurance plans purchased and held by our members. Any decrease in the amount of time we retain our members on the health insurance plans that they purchased through us could adversely impact the estimated constrained LTV we use for purposes of recognizing revenue, which could harm our business, operating results and financial condition. Moreover, if we are not able to successfully retain existing members and limit health insurance plan termination, our business, operating results and financial condition would be harmed. In addition, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare-related plan issued to the member. The individual and family commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of members to new plans, our business, operating results and financial condition would be harmed. If we experience higher health insurance plan termination rate than we estimated when we recognized commission revenue, we may not collect all of the related commission receivable, which could result in a write-off of commissions receivable, which would harm our business, operating results and financial condition.
Our business may be harmed if our websites, marketing materials or call center scripts are not timely approved or do not comply with legal requirements.

Health insurance carriers whose Medicare plans we sell approve our websites, much of our marketing material and our call center scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. Many of these materials also must be filed with CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our websites, our marketing material or call center scripts, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, which would harm our business, operating results and financial condition. The rules and regulations relating to the approval and submission of marketing material are ambiguous and complex and state department of insurance or CMS may determine that certain aspects of our marketing material and processes are not in compliance with legal requirements. The CMS rules and regulations also apply to marketing material of our marketing partners. If we are not successful in timely submitting these marketing materials to health insurance carriers for approval, in gaining that approval and in filing all required marketing material with CMS, we could be prevented from implementing our Medicare marketing initiatives and our Medicare plan marketing could become less effective, which would harm our business, operating results and financial condition, particularly if the delay or non-compliance occurred during the Medicare annual or open enrollment periods. If a marketing partner of ours does not consent to having its website or other marketing material filed with CMS, does not make changes required by carriers or CMS or does not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, we may lose the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or our ability to receive referrals could be delayed and our business, operating results and financial condition would be harmed.

If we or our marketing partners substantively change our websites or call center scripts after they are filed with CMS, we may need to resubmit them to health insurance carriers and have them re-filed with CMS. We are not permitted to make CMS filings ourselves. Given the review cycles our scripts, websites and other marketing material undergo, it is very difficult and time consuming to make changes to them, and our inability to timely make changes to these marketing materials, whether to comply with new rules and regulations or otherwise, could adversely impact our ability to sell Medicare plans, which could adversely impact our business, operating results and financial condition. In addition, if a change to scripts, our websites or other marketing material is required by CMS, a state department of insurance or health insurance carriers, we may be prevented from using the marketing material until the change is made and approved, which would harm our business, operating results and financial condition, particularly if it occurred during the annual enrollment period.

We have received, and may in the future receive, inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. We typically respond to these inquiries by explaining how we believe we are in compliance with relevant regulations, or may modify our practices in connection with the inquiry. CMS and certain state regulators notified us in advance of and during the 2018 Medicare annual enrollment period for 2019 enrollment of their opinion that certain marketing material that we were using relating to one of our websites was misleading and did not follow certain legal and regulatory requirements. While we have resolved the matter with the relevant regulators, we may be subject to additional inquiries and proceedings in the future related to these or other materials. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.
Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon our ability to timely hire, train and retain licensed health insurance agents for our customer care center.

In addition to our websites, we rely upon our customer care centers and, during the Medicare annual enrollment period, outsourced call centers to sell Medicare plans. The success of our customer care center operations is largely dependent on licensed health insurance agents and other employees. In order to sell Medicare-related health insurance plans, our health insurance agent employees and employees of third-party call centers must be licensed by the states in which they are selling plans and certified and appointed with the health insurance carrier that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees and employees of third-party call centers in a limited period of time.  We must also ensure that our health insurance agents are timely licensed in a significant number of states and certified and appointed with the health insurance carriers whose products we sell. We depend upon our employees, state departments of insurance and health insurance carriers for the licensing, certification and appointment of our health insurance agents. We may not be successful in timely hiring a sufficient number of additional licensed agents or other employees for the Medicare annual enrollment period. We also may not be successful in engaging outsourced call centers, and the outsourced call centers may not be successful in engaging a sufficient number of licensed health insurance agents. Even if we and our outsourced call centers are successful, these health insurance agents may experience delays in obtaining health insurance licenses and certifications and health insurance carrier appointments. New health insurance agents also may not perform to the standard we expect of them, which could result in lower than expected conversion rates and revenue and higher costs of acquisition per member. If we and our outsourced call centers are not successful in these regards, our ability to sell Medicare-related health insurance plans will be impaired during the annual enrollment period, which would harm our business, operating results and financial condition.

Our ability to sell Medicare-related health insurance plans as a health insurance agent depends upon maintenance of functioning information technology systems.

The success of our Medicare plan customer care center operations is dependent upon information technology systems. Many of our Medicare plan members utilize our customer care center in connection with their purchase of a Medicare plan.  CMS rules require that our health insurance agent employees utilize CMS-approved scripts in connection with the sale of Medicare plans and that we record and maintain the recording of telephonic interactions relating to the sale of Medicare plans. We rely on telephone, call recording, customer relationship management and other systems and technology in our Medicare customer care center operations, and we are dependent upon third parties for some of them, including our telephone and call recording systems.  These systems have failed temporarily in the past. The effectiveness and stability of our Medicare customer care center systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technology or any inability to handle increased volume would harm our business, operating results and financial condition.

Our success in selling Medicare-related health insurance will depend upon a number of factors some of which are outside of our control.

Our success in selling Medicare-related health insurance is dependent in part on the actions of federal and state governments. The adoption of laws, regulations or policies by federal and state governments has in the past and could in the future adversely impact our Medicare business. For example, we access information from CMS in our customer care centers to increase the efficiency of our customer care agents in interacting with Medicare beneficiaries. CMS has limited access to that information, and we will have to get the information in a different way or develop different processes. CMS also has in the past determined to reduce the payments it makes to health insurance carriers in connection with the sale of Medicare Advantage plans. Any similar reduction in the future could cause the cost of Medicare Advantage plans to increase or the benefits under Medicare Advantage plans to decrease, either of which would impair our ability to sell Medicare Advantage plans. CMS also has in the past adopted rules relating to the timing and nature of the compensation of agents in connection with the sale of Medicare Advantage and Medicare Part D prescription drug plans. The effect of these rules was to reduce our compensation as a health insurance agent in connection with the sale of these plans or had other adverse consequences. In addition, under the Affordable Care Act, health insurance carriers are required to pay a fee or tax on net premium revenue for certain types of health insurance. The health insurance tax applies to Medicare Advantage, Part D prescription drug, individual and family, and small group health insurance plans. This health insurance tax was suspended by the federal government in 2017 and 2019, but it is effective in 2020 and is expected to be suspended again in 2021. As a result of the health insurance tax, consumers could experience higher premiums, higher out of pocket costs and/or reduced benefits as health insurance carriers may pass the cost of the health insurance tax to the consumers. In the event the actions of the federal government, state governments or other circumstances decrease the demand for the Medicare related health insurance that we sell, or result in a reduction in the amount paid to us or have other adverse impacts, our business, operating results and financial condition could be harmed.

Our success in the Medicare plan market as a health insurance agent depends upon a number of additional factors, including:

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

•
our ability to comply with the numerous, complex and changing laws and regulations and CMS guidelines and policies relating to the marketing and sale of Medicare plans, including continuing to conform our online and offline sales processes to those laws and regulations; and

•	the effectiveness with which our competitors market the availability of Medicare plans from sources other than our ecommerce platforms.

As a result of these factors, we may prove unsuccessful in marketing Medicare plans and acting as a health insurance agent in connection with their sale, which would harm our business, operating results and financial condition. In addition, if our efforts to market Medicare plans during enrollment periods were impeded due to lack of health insurance carrier or CMS approval, or for other reasons, the impact on our business, operating results and financial condition would be significantly greater given the seasonality of our Medicare-related revenue, membership acquisition and expenses and the fact that much of the sales of Medicare plans occur during this period.

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

In addition, CMS has the ability to regulate our marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans, and government-run health insurance exchanges, including CMS with respect to the FFM, have the ability to regulate our marketing and sale of qualified health plans under health care reform.  CMS and the exchanges could impact the commissions we receive in connection with the sale of these plans and impose other restrictions and limitations that make it difficult for us to sell them.  Competitive pressures may result in our experiencing increased marketing costs, decreased demand and loss of market share, or may otherwise harm our business, operating results and financial condition.

Changes in the market for private health insurance, including passage and implementation of a law reflecting any current proposal to create a single payor health insurance program, could harm our business and operating results.

Our business depends upon the private sector of the United States health insurance system, its relative role in financing health care delivery and health insurance carriers’ use of, and payment of commissions to, agents and brokers to market health insurance plans. The market for private health insurance in the United States is evolving and our future financial performance will depend in part on growth in this market. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health care reimbursement system in the United States. Certain candidates for President of the United States as well as some members of Congress have introduced proposals to expand the Medicare program, ranging from proposals generally known as Medicare-for-all that would create a new single payor national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches such as lowering the age of eligibility for the Medicare program or creating a new public health insurance plan option as a supplement to private sources of coverage. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance are adopted, the demand for our products could be adversely impacted and our business, operating results and financial condition would be harmed.

Changes and developments in the health insurance industry as a result of health care reform could harm our business.

In March 2010, the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act were signed into law. These health care reform laws contain provisions that have and will continue to change the industry in which we operate in substantial ways. The implementation of health care reform has increased, and could further increase, our competition in the individual and family health insurance market and reduce or eliminate the need for health insurance agents or demand for the health insurance for individuals and families that we sell; further decrease the number of health insurance plans that we sell as well as the number of health insurance carriers offering them; cause a further reduction in our membership and revenue; cause us to incur increased expense across our business and cause health insurance carriers to further reduce our commissions and other amounts they pay for our services or change our relationship with them in other ways, any of which could materially harm our business, operating results and financial condition. These and other impacts of health care reform caused a significant decline in our individual and family plan membership and other changes in the future could have a similar impact on our Medicare related health insurance business. In addition, various aspects of health care reform have caused and could continue to cause health insurance carriers to limit the type of health insurance plans we sell and the geographies in which we sell them, to reduce or eliminate the commissions we receive from them as a result of our sale of health insurance plans, to exit the business of selling individual and family and small business health insurance plans in particular jurisdictions or altogether, to eliminate certain categories of products or attempt to move members into new plans for which we receive lower or no commissions, any of which could materially harm our business, operating results and financial condition.
Under the Affordable Care Act, health insurance carriers offering coverage in the individual or small business health insurance market must ensure that such coverage meets certain actuarial value standards, includes certain minimum health benefits and is not subject to lifetime or, for most health insurance benefits, annual dollar amount coverage limits. Moreover, health insurance carriers cannot deny individuals health insurance for health reasons. For these and other reasons, the cost of individual and family health insurance has generally increased and many health insurance carriers suffered financial losses in their individual and family health insurance businesses. As a result, many health insurance carriers exited the individual and family health insurance business in part or altogether.  The number of individual and family health insurance plans offered on our website has been reduced, including states and many zip codes where we have no individual and family health insurance plans to offer. If these conditions persist, we anticipate that demand for the individual and family health insurance that we sell will continue to decrease and this would harm our business, operating results and financial condition.
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

In December 2018, a federal district court in Texas in Texas v. United States of America et al., determined that the individual mandate in the Affordable Care Act is unconstitutional, because it was not within Congress’s tax power or interstate commerce power. It also determined that the remaining provisions of the Affordable Care Act were inseverable and therefore invalid. The court, however, did not rule that the operation of the Affordable Care Act be enjoined, so the law continues to operate until determined otherwise by the court or an appellate court. The Fifth Circuit Court of Appeals agreed with the district court that the mandate is unconstitutional, but remanded the case back to the district court to address whether the unconstitutionality of the mandate should impact the rest of the law. If the Affordable Care Act were finally determined to be unconstitutional and no longer operated, it is unclear what impact it or its replacement would have on our business. However, it or its replacement could adversely impact our business, operating results and financial condition.
Our business may be harmed if we do not enroll subsidy-eligible individuals through government-run health insurance exchanges efficiently.

In order to offer the qualified health plans that individuals and families must purchase to receive Affordable Care Act subsidies, agents and brokers must meet certain conditions, such as receiving permission to do so from the applicable government health insurance exchange, entering into an agreement with the health insurance exchange or a partner of the exchange, ensuring that the enrollment and subsidy application is completed through the health insurance exchange and complying with privacy, security and other standards. In the event Internet-based agents and brokers such as us use the Internet for completion of qualified health plan selection purposes, their websites are required to meet certain additional requirements. To the extent we enroll individuals and families into qualified health plans, we do so through the Federally Facilitated Marketplace, or FFM, which runs all or part of the health insurance exchange in 38 states. We may experience difficulty in satisfying the conditions and requirements to offer qualified health plans to our existing members and new potential members, and in getting them enrolled through the FFM. If we are not able to satisfy these conditions and requirements, or if we are not able to successfully adopt and maintain solutions that allow us to enroll large numbers of individuals and families in qualified plans over the Internet both during and outside of open enrollment periods, we will lose existing members and new members, and may incur additional expense, which would harm our business, operating results and financial condition. In addition, if we are not able to adopt or contract with and maintain solutions to integrate with government-run health insurance exchanges or if the health insurance exchange websites and other processes are unstable or not consumer friendly, efficient and compatible with the process we have adopted for enrolling individuals and families into qualified health plans through the exchanges, we would not be successful in retaining and acquiring members, and our business, operating results and financial condition would be harmed. The FFM may at any time cease allowing us to enroll individuals in qualified health plans or change the requirements for doing so. If it does so or if the FFM platform does not function properly, our ability to retain existing members and add new members could be negatively impacted, which would harm our business, operating results and financial condition.

CMS has broad authority over the requirements that must be met in order to enroll individuals into qualified health plans through the FFM without visiting the FFM website. Beginning in the open enrollment period that occurred in the fourth quarter of 2018, CMS adopted a new enhanced direct enrollment pathway for CMS-approved partners to enroll individuals into qualified health plans and complete all steps in the eligibility and enrollment process on a single website. The enhanced direct enrollment process uses an application programming interface to transfer information relating to health plan and subsidy eligibility between the FFM and the approved partner’s website. Before enhanced direct enrollment partners are approved, extensive security and privacy reviews are conducted by an independent third-party auditor and CMS reviews the audit results to ensure the entity satisfies numerous additional privacy and security standards. We entered into an agreement to outsource certain aspects of the enrollment process for qualified health plans to a third party in light of the expense and burden associated with the additional requirements, and the entity was successful in passing the required audit to use this new process for the current open enrollment period that began on November 1, 2019. However, if we do not develop the ability to satisfy the requirements to use the improved qualified health plan enrollment process in the future, or if we are unsuccessful in entering into or maintaining a relationship with a third party who is approved to use the process, we could be required to use an alternative “double redirect” process that would require our customers to visit the FFM website in the middle of purchasing qualified health insurance plans to receive a subsidy eligibility determination. We have in the past used the “double redirect” process which resulted in a reduction in the rate at which individuals and families starting the application process for qualified health plans and subsidies became members and a reduction in our individual and family health insurance plan membership and revenue. If we are forced to use the “double redirect” process in the future, we could continue to experience loss of existing members and new potential members and a reduction in our individual and family health insurance plan membership and commission revenue, which would harm our business, operating results and financial condition. In addition, if any third party we contract with to perform certain aspects of the qualified health plan selection and enrollment process has a poor consumer experience or otherwise experiences technical or other difficulties, we could experience a reduction in our individual and family health insurance plan membership and revenue and our business, operating results and financial condition could be harmed.
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

•	the quality of and changes to the consumer experience on our ecommerce platforms or with our customer care centers;

•
regulatory requirements, including those that make the experience on our ecommerce platforms cumbersome or difficult to navigate or reduce the ability of consumers to purchase plans outside of enrollment periods;

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

Our operating results are likely to fluctuate as a result of a variety of factors, including the factors described elsewhere in this Risk Factors section, many of which are outside of our control. Among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606, may vary significantly over time. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance, particularly in light of the fact that our business and industry are undergoing substantial change as a result of health care reform and initiatives we determined to pursue. If our revenue or operating results differ from our guidance or fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, when our revenue and operating results differed from our guidance and the expectations of investors or securities analysts, the price of our common stock was impacted.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our ecommerce platforms. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. Any system failure that causes an interruption in or decreases the responsiveness of our services would impair our revenue-generating capabilities and harm our business and operating results and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our facilities and our database and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fire, severe weather conditions, including those brought about by climate change, and other natural disasters in the San Francisco Bay Area and elsewhere in Northern California as well as in other parts of the country and in China where we or our outsourced health insurance agents maintain offices.

Consumers may access our customer care centers for assistance in connection with submitting health insurance applications. We depend upon third parties, including telephone service providers and third-party software providers, to operate our customer care centers. Any failure of the systems that we rely upon in the operation of our customer care centers could negatively impact sales as well as our relationship with consumers and members, which could harm our business, operating results and financial condition.

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

•	the compliance of our marketing partners with applicable laws, regulations and guidelines;

•	the interest of the marketing partner’s customers in the health insurance plans that we offer ;

•	the contractual terms we negotiate with the marketing partner, including the marketing fees we agree to pay a marketing partner;

•	the percentage of the marketing partner’s customers that submit applications or purchase health insurance policies through us;

•	the ability of a marketing partner to maintain efficient and uninterrupted operation of its website; and

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

We rely on health insurance carriers to timely and accurately report the amount of commissions earned by us, and we calculate our commission rates per member, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts based on the reports we receive from health insurance carriers. There have been instances where we have determined that policy cancellation data reported to us by a health insurance carrier has not been accurate. The extent to which health insurance carriers are inaccurate in their reporting of policy cancellations could cause us to change our cancellation estimates, which could adversely impact our revenues. We apply judgment and make estimates based on historical data and current trends to independently determine whether or not carriers are accurately reporting commissions due to us. Our revenue recognition policy changed in the first quarter of 2018 as a result of our adoption of ASC 606. To the extent that health insurance carriers understate or fail to accurately report the amount of commissions due to us in a timely manner or at all, our estimates of constrained LTV may be adversely impacted, which would harm our business, operating results and financial condition. In addition, any inaccuracies in the reports would adversely impact our commission revenue for future periods which is based on historical trends, including trends relating to contracted commission rates and expected health insurance plan cancellation.

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

Our business is subject to security risks and, if we are subject to cyber attacks, security breaches or otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential and personally identifiable information of consumers and the transmission of this information to their chosen health insurance carriers and to government. For example, we collect names, addresses, Social Security and credit card numbers and protected health information such as information regarding the medical history of consumers. As a result, we are subject to various laws and regulations and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information. We also hold a significant amount of information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third party service providers, will be free of security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations, particularly new state legislation such as the California Consumer Privacy Act, may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third party service providers, and enforcement actions. We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third party service providers may cause security breaches for which we are responsible.

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

A portion of our operations is conducted by our subsidiary in China. Among other things, we use employees in China to maintain and update our ecommerce platform and perform certain tasks within our finance and customer care and enrollment functions. We rely on the Internet to communicate with our subsidiary in China. Our business would be harmed if our ability to communicate over the Internet with these employees failed, and we were prevented from promptly updating our software or implementing other changes to our database and systems, among other things. From time-to-time we receive inquiries from health insurance carriers relating to our operations in China and the security measures we have implemented to protect data that our employees in China may be able to access.  As a part of these inquiries, we have implemented additional security measures relating to our operations in China.  We may be required to implement further security measures to continue aspects of our operations in China or health insurance carriers may require us to bring aspects of our operations in China back to the United States, which could be time consuming and expensive and harm our operating results and financial condition. Health insurance carriers may also terminate our relationship due to concerns surrounding protection of data that our employees in China are able to access, which would harm our business, operating results and financial condition.

Our operations in China also expose us to different and unfamiliar laws, rules and regulations, including different intellectual property laws, which are not as protective of our intellectual property as the laws in the United States. United States and Chinese trade laws may also impose restrictions on the importation of programming or technology to or from the United

States. We are also subject to anti-bribery and anti-corruption laws, privacy and data security laws, labor laws, tax laws, foreign exchange controls and cash repatriation restrictions in China. On June 1, 2017, a national cyber security law came into effect in China. The law, along with its implementation regulations, applies to the establishment, operation, maintenance and usage of networks within China and the supervision and management of cyber security. Under the law, network operators are required to comply with certain tiered security obligations based on the networks’ relative impact on national security, social order, public interest and individuals’ privacy rights. There remains considerable uncertainty as to how the cyber security law will be applied, and the regulatory environment continues to evolve with new draft regulations and standards published frequently. Such laws, regulations and standards are complex, ambiguous and subject to change or interpretation, which create uncertainty regarding compliance. Pursuant to the draft regulations, we may be required to perform self-assessments, obtain third party certifications, report cyber security incidents and make filings with public security authorities. We could also be subject to security inspections and evaluations by public security authorities and be restricted to use only network products and services that meet certain standards based on the level of risk applicable to us. Compliance with these laws and regulations could cause us to incur substantial costs or require us to change our business operations in China. Violation of applicable laws and regulations could adversely affect our brand, affect our relationship with our health insurance carriers, and could result in regulatory enforcement actions and the imposition of civil or criminal penalties and fines, which would harm our business, operating results and financial condition.

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

We also develop, host and maintain carrier dedicated Medicare plan websites and may undertake other marketing and advertising initiatives through our Medicare plan advertising program. Our success in doing so is dependent upon the same factors that could impact our sponsorship program. In addition, since we maintain relationships with a limited number of health insurance carriers to sell their Medicare plans, our Medicare plan-related advertising revenue is concentrated in a small number of health insurance carriers and our ability to generate Medicare plan-related advertising revenue would be harmed by the termination or non-renewal of any of these relationships as well as by a reduction in the amount a health insurance carrier is willing to pay for these services. Moreover, in light of the regulations applicable to the marketing and sale of Medicare plans, and given that these regulations are often unclear, change frequently and are subject to changing interpretations, we may in the future not be permitted to sell Medicare plan-related advertising.  If we are not successful in generating Medicare plan-related advertising revenue, our business operating results and financial condition could be harmed.

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

We provide information on our website, through our customer care centers, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. We also use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers, facilitate public debate, and facilitate reform at the state and federal level. If the information we provide on our website, through our customer care centers, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, health insurance carriers and others could attempt to hold us liable for damages, our relationships with health insurance carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our sales of short-term health insurance plans that lack the same benefits as major medical health insurance plans may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for consumer confusion between short-term health insurance and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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

We are party to a credit agreement with Royal Bank of Canada and other lenders that enable us to borrow up to $75 million pursuant to a revolving credit facility. This credit agreement imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of December 31, 2019, we had no outstanding debt under our revolving credit facility.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, tax effects of stock-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof.

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

The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, a long-standing provision in most applicable state laws that we believe is advantageous to our business is that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our ecommerce platform, which would harm our business, operating results and financial condition.

States have adopted and will continue to adopt new laws and regulations in response to health care reform legislation.  It is difficult to predict how these new laws and regulations will impact our business, but in some cases such laws and regulations could amplify the adverse impacts of health care reform to our business, or states may adopt new requirements that adversely impact our business, operating results and financial condition. For example, certain states have adopted or are contemplating rules and regulations that would either ban the sale of short-term health insurance, limit its duration and renewability, or apply certain aspects of the Affordable Care Act to short-term health insurance, such as the essential health benefits or requiring that short-term health insurance cover pre-existing conditions.  Rules and regulations such as these could adversely impact our sale of short-term health insurance for several reasons, including because carriers may exit the market of selling short-term health insurance due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces consumer demand for them.  Moreover, our sales outside of the health care reform open enrollment period could decline, because many individuals and families choose to purchase short-term health insurance outside of the open enrollment period given the unavailability of major medical individual and family health insurance to them.  States may also require stronger disclosure and marketing rules governing the sale of short-term health insurance which may impact our conversion rates on the sale of short-term health insurance. We received a letter from the Committee on Energy and

Commerce of the United States House of Representatives in March 2019 requesting information relating to our sale of short-term health insurance. The letter indicates that the committee is conducting oversight of short-term health insurance and companies that assist consumers enrollment in short-term health insurance plans in light of committee concerns, including its concern relating to the understanding of consumers who purchase short term health insurance coverage. Additionally, states and the federal government may adopt laws and regulations that further impact the types of health insurance coverage available to consumers, the product features and benefits, and the role and compensation of agents and brokers in the sale of health insurance.

If we fail to comply with the numerous insurance laws and regulations that are applicable to the sale of health insurance, our business and operating results could be harmed.

We are required to maintain a valid license in each state in which we transact health insurance business and to adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from health insurance carriers. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant, limit, suspend and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

•	require and regulate disclosure in connection with the sale and solicitation of health insurance;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;

•	approve which entities can be paid commissions from carriers and the circumstances under which they may be paid;

•	regulate the content of insurance-related advertisements, including web pages, and other marketing practices;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. In many cases, it is not clear how existing insurance laws and regulations apply to Internet-related health insurance advertisements and transactions. To the extent that new laws or regulations are adopted that conflict with the way we conduct our business, or to the extent that existing laws and regulations are interpreted adversely to us, our business, operating results and financial condition would be harmed. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, changes to our existing technology or platforms, the limitation, suspension and/or revocation of our licenses in a particular jurisdiction, termination of our relationship with health insurance carriers or loss of commissions and/or our inability to sell health insurance plans, which would harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health insurance carrier confidence in us, which could significantly damage our brand.

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

Public health crises, illness, epidemics or pandemics could adversely impact our business, operating results and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In late January 2020, in response to intensifying Chinese government efforts to contain the spread of COVID-19, we temporarily closed our Xiamen, China office and requested that our employees in China work from home. While we do not expect the closure of our China office to have an impact on our ability to achieve our financial targets in 2020, it could have a negative impact on longer-term product development initiatives should the office closure persist. We have contingency plans relating to disruption of our operations in China and could accelerate implementation of them in the event of a longer-term business disruption as a result of COVID-19 in China. The extent to which the COVID-19 impacts our business will depend on future developments in China and the United States, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions required to contain and treat COVID-19, among others. For example, in January 2020, COVID-19 spread to other countries, including the United States. The impact of COVID-19 in the United States has thus far not been as extensive as in China. We are in the process of developing contingency plans for our United States operations in the event COVID-19 were to proliferate in the United States or in particular geographies where we have facilities. We expect our contingency plans to incorporate the possibility that employees in some or all of our facilities, including our call centers, may need to work from home, the shifting of call center resources between our sites and the sites of outsourced call center vendors with which we have a relationship and the possible acceleration of a larger implementation of a virtual desk-top solution we have used in a more limited fashion historically. COVID-19 and public health crises, illness, epidemics or pandemics, in general, and disruption to our call center and service operations, in particular, could materially impact our business, operations and financial condition.

We cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.

Global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters, including but not limited to hurricanes, tornadoes, freezes, droughts, other storms and fires in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that are chief contributors to global climate change. We cannot predict the impact that changing climate conditions will have on our business. The legal, regulatory and social responses to climate change could also adversely affect our results of business, operating results and financial conditions.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
               We have net operating loss carryforwards for federal and state income tax purposes to offset future taxable income. Our federal and state net operating loss carryforwards begin expiring in 2034 and 2021, respectively. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred, may occur in connection with this offering or that could occur in the future, as required by Section 382 of the Code and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Our ability to use the remaining net operating loss carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Among these factors, the assumptions underlying our estimates of commission revenue as required by ASC 606, may vary significantly over time. We may state possible outcomes as high and low ranges. Any range we provide is not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors and we may decide to suspend guidance at any time. We do not accept any responsibility for any projections or reports published by any such third parties.

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

The trading price of our common stock has been volatile and is likely to continue to fluctuate substantially. For the quarter ended December 31, 2019, the closing price of our common stock fluctuated from $53.12 to $98.29 per share. For the year ended December 31, 2019, the closing price of our common stock fluctuated from $36.19 to $110.32 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

•	sales of shares of our common stock by us or our stockholders;

•	announcements by us or our competitors of new products or services;

•	the public reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally;

•	our ability to control costs, including our operating expenses;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of December 31, 2019:

Location	Approximate Square Footage	Primary Use
Santa Clara, California	32,492	Corporate headquarters, marketing and advertising, technology and content and general and administrative
Gold River, California	63,206	Customer care and enrollment, technology and content and general and administrative
South Jordan, Utah	41,813	Customer care and enrollment
Xiamen, China	53,758	Technology and content, customer care and enrollment, marketing and advertising and general and administrative
Austin, Texas	26,878	Technology and content, customer care and enrollment, marketing and advertising and general and administrative
Indianapolis, Indiana	56,276	Customer care and enrollment

ITEM 3.    LEGAL PROCEEDINGS

On April 6, 2018, a former employee, Lupita Gonzalez, filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). The Gonzalez Complaint is brought under the California Private Attorney General Act (“PAGA”) on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that we violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing compliant meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Gonzalez Complaint seeks penalties and costs, expenses and attorneys’ fees.

On July 1, 2019, two other current or former employees, Michael Le’Vias and Ramona Meadows, filed a related complaint against us and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). A substantial overlap exists between the facts and circumstances alleged in the Gonzalez Complaint and the Le’Vias Complaint. Specifically, the Le’Vias Complaint is also brought under PAGA on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that we violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing compliant meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Le’Vias Complaint seeks unpaid wages, penalties and costs, expenses and attorneys’ fees.

The parties have agreed to resolve both the Le’Vias and Gonzalez Complaints, which settlement will require court approval. In the interim, the parties have stipulated to vacate or, in the alternative, stay proceedings, including all discovery, with the exception of any deadlines or proceedings necessary to effectuate the settlement.  The parties are seeking a court order vacating or, in the alternative, continuing the April 13, 2020 trial date for the Gonzalez matter.

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

Our common stock is traded on The Nasdaq Global Market under the symbol EHTH. As of February 18, 2020, there were 30 stockholders of record of our common stock (which does not include the number of stockholders holding shares of our common stock in “street name”) and the closing price of our common stock was $127.34 per share on February 18, 2020 as reported by The Nasdaq Global Market.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

In February 2019, we issued 294,608 shares of our common stock and in January 2020 we issued another 294,608 shares of our common stock, each as a part of earnout payments in connection with our acquisition of GoMedigap, as described in Item 8 – Financial Statements and Supplementary Data – Note 3 – Acquisition of our Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. These shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

Securities Authorized for Issuance under Equity Compensation Plans

Our compensation committee will consider recommending that our board of directors approve of a proposal to adopt an employee stock purchase plan, or ESPP, to be put forth for stockholder approval at our 2020 annual meeting of stockholders.  We currently expect that if approved by our board of directors the proposal would include the reservation of approximately 500,000 shares of common stock for issuance under the ESPP.  The ESPP would be a broad-based incentive plan that would give our employees and the employees of our designated subsidiaries the opportunity to acquire shares of our common stock through accumulated payroll or other permissible contributions of compensation.  The ESPP would generally be qualified under Section 423 of the Internal Revenue Code of 1986, as amended, and may also have a component that does not qualify under Internal Revenue Code Section 423 that would permit employees located outside the United States to also participate in the plan on terms and conditions substantially similar to employees located in the United States but adjusted as desirable for applicable local laws and other requirements.  This description of the ESPP is qualified in its entirety by the proposal to be included in the proxy statement that is presented for vote at the 2020 annual meeting of stockholders with any updates or adjustments to this description based on the ESPP that is actually put forth for approval by stockholders.

See also Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended December 31, 2019.

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

The graph below matches our cumulative total stockholder return on our common stock with the cumulative 5-year total returns on the Nasdaq Composite index and the Research Data Group, or RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among eHealth, Inc, the NASDAQ Composite Index
and the RDG Internet Composite Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
eHealth, Inc
NASDAQ Composite
RDG Internet Composite

* $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
eHealth, Inc.	$100.00	$40.05	$42.74	$69.70	$154.17	$385.55
Nasdaq Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
RDG Internet Composite	$100.00	$128.89	$135.45	$203.48	$197.34	$262.03

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share amounts):	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue
Commission	$466,676	$227,211	$176,883	$177,234	$184,933
Other	39,525	24,184	13,823	16,090	18,414
Total revenue	506,201	251,395	190,706	193,324	203,347
Operating costs and expenses
Cost of revenue	2,738	1,228	582	862	1,947
Marketing and advertising *	150,249	82,939	65,874	72,213	75,571
Customer care and enrollment *	134,304	70,547	59,183	48,718	43,159
Technology and content *	47,085	31,970	32,889	32,749	36,351
General and administrative *	64,150	45,828	39,969	35,216	30,239
Change in fair value of earnout liability	24,079	12,300	—	—	—
Amortization of intangible assets	2,187	2,091	1,040	1,040	1,153
Restructuring *	—	1,865	—	(297)	4,541
Acquisition costs	—	76	621	—	—
Total operating costs and expenses	424,792	248,844	200,158	190,501	192,961
Income (loss) from operations	81,409	2,551	(9,452)	2,823	10,386
Other income (expense), net	2,090	755	1,182	1,149	1,285
Income (loss) before provision (benefit) for income taxes	83,499	3,306	(8,270)	3,972	11,671
Provision (benefit) for income taxes	16,612	3,065	(33,696)	3,668	7,707
Net income	$66,887	$241	$25,426	$304	$3,964
Net income per share:
Basic	$2.90	$0.01	$1.37	$0.02	$0.22
Diluted	$2.73	$0.01	$1.33	$0.02	$0.22
Weighted average number of shares used in calculation:
Basic	23,075	19,294	18,512	18,272	18,008
Diluted	24,539	20,409	19,047	18,314	18,086
_______

* Includes stock-based compensation as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Marketing and advertising	$4,230	$1,974	$1,033	$1,237	$1,950
Customer care and enrollment	1,451	816	418	497	477
Technology and content	3,611	1,675	1,410	1,836	1,728
General and administrative	13,278	7,824	6,833	3,696	2,734
Restructuring charges	—	251	—	—	113
Total stock-based compensation expense	$22,570	$12,540	$9,694	$7,266	$7,002

Consolidated Balance Sheet Data	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$23,466	$13,089	$40,293	$61,781	$62,710
Working capital	95,161	95,549	130,294	146,794	148,509
Total assets	741,634	439,278	359,118	357,674	353,545
Debt	—	5,000	—	—	—
Earnout liability - non-current	—	19,270	—	—	—
Deferred taxes	64,130	47,901	45,089	75,403	80,491
Other non-current liabilities	3,050	3,339	1,920	4,253	6,257
Retained earnings	271,852	204,965	204,724	179,298	169,252
Total stockholders’ equity	$527,164	$303,149	$286,664	$252,280	$236,178

Revenue By Segment Data	Year Ended December 31,
(in thousands)	2019	2018	2017
Commission revenue
Medicare	$411,208	$192,259	$135,010
Individual, Family and Small Business	55,468	34,952	41,873
Total commission revenue	466,676	227,211	176,883
Other revenue
Medicare	35,753	18,312	7,438
Individual, Family and Small Business	3,772	5,872	6,385
Total other revenue	39,525	24,184	13,823
Total revenue	$506,201	$251,395	$190,706

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We provide a leading health insurance marketplace for Medicare, individuals, families and small businesses through our ecommerce platforms and customer care centers where consumers can get quotes from leading health insurance carriers, compare plans, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. This simplifies and streamlines the traditionally paper-intensive and complex health insurance sales and purchasing process. We have invested heavily in technology and resources for our ecommerce platforms and to obtain licenses and necessary regulatory approvals enabling us to sell health insurance in all 50 states and the District of Columbia and offer thousands of health insurance plans online.

Summary of Selected Metrics

We rely upon certain metrics to estimate and recognize commission revenue, evaluate our business performance and facilitate strategic planning. Our commission revenue is influenced by a number of factors including but not limited to:

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

The following table shows submitted applications by product for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Medicare (1)
Medicare Advantage	299,415	159,753	125,989
Medicare Supplement	54,328	40,252	21,401
Medicare Part D	117,835	64,898	42,805
Total Medicare	471,578	264,903	190,195
Individual and Family (2)
Non-Qualified Health Plans	18,325	18,580	40,274
Qualified Health Plans	9,310	11,118	27,154
Total Individual and Family	27,635	29,698	67,428
Ancillary (3)
Short-term	55,077	102,608	93,445
Dental	38,650	46,073	70,452
Vision	18,301	22,399	29,468
Other	23,468	42,415	34,788
Total Ancillary	135,496	213,495	228,153
Small Business (4)	8,095	8,693	6,458
Total	642,804	516,789	492,234
____________

(1)
Medicare-related health insurance applications submitted on our website or through our customer care center during the period, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans.

(2)
Major medical individual and family plan (“IFP”) health insurance applications submitted on our website during the period. An applicant may submit more than one application. We define our IFP offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans.

(3)	Ancillaries consists primarily of short-term, dental and vision insurance plans submitted on our website during the period.
(4)
Applications for small business health insurance are counted as submitted when the applicant completes the application, the employees complete their applications, the applicant submits the application to us and we submit the application to the carrier.

2019 compared to 2018 – Submitted applications grew 24% in 2019 compared to 2018, primarily driven by a 78% increase in Medicare submitted applications. The increased number of submitted applications resulted from our strong execution and significant investment in Medicare-related sales and marketing initiatives. The Medicare submitted applications were primarily driven by an 87% growth in Medicare Advantage submitted applications and an 82% growth in Medicare Part D submitted applications in 2019 as compared to 2018. Approximately 27% of all Medicare Advantage and Medicare Supplement applications were submitted online, which is a combination of agent unassisted and partially agent assisted online applications, in 2019, compared to 16% in 2018.

Individual and family plan submitted applications decreased by 7% in 2019 compared to 2018, primarily due to a 16% decrease in submitted applications for qualified plans. Ancillary plan submitted applications decreased by 37% in 2019 compared to 2018, primarily due to a 46% decline in short-term plans submitted applications. Small business submitted applications declined 7% in 2019 compared to 2018. The decline in submitted applications for individual, family, ancillary and small business products was due to the shift of our sales resources to our Medicare business.

2018 compared to 2017 – Medicare submitted applications grew 39% in 2018 compared to 2017. The increase was primarily due to direct-to consumer marketing initiatives, our flexible call center capabilities, an improved online experience and our acquisition of GoMedigap. Individual and family plan submitted applications declined 56% in 2018 compared to 2017, due to the state of the individual and family plan market as a result of the Affordable Care Act and our continued focus on the Medicare market in 2018. Approximately 16% of all Medicare Advantage and Medicare Supplement applications were submitted online, which is a combination of agent unassisted and partially agent assisted online applications, in 2018, compared to 10% in 2017.

The decline in individual and family plan submitted applications has limited our ability to cross-sell ancillary plans, resulting in a decline of 6% in submitted applications for all ancillary products combined in 2018 compared to 2017. Small business submitted applications grew 35% in 2018 compared to in 2017, due to the progress in implementing a focused marketing strategy for this market, technology enhancements and increased conversion rate.

Approved Members

Approved Members represents the number of individuals on submitted applications that were approved by the relevant insurance carrier for the identified product during the current period. The applications may be submitted in either the current period or prior periods. Approved members may not pay for their plan and become paying members.

The following table shows approved members by product for the period presented:

	Year Ended December 31,
	2019	2018	2017
Medicare
Medicare Advantage	279,561	148,478	118,055
Medicare Supplement	42,688	29,837	15,992
Medicare Part D	112,677	61,373	41,618
Total Medicare	434,926	239,688	175,665
Individual and Family
Non-Qualified Health Plans	20,187	23,075	50,111
Qualified Health Plans	11,999	19,575	28,442
Total Individual and Family	32,186	42,650	78,553
Ancillary
Short-term	58,687	107,846	85,106
Dental	43,640	47,343	67,924
Vision	21,391	24,638	31,360
Other	22,980	33,500	26,485
Total Ancillary	146,698	213,327	210,875
Small Business	16,685	19,550	15,302
Total	630,495	515,215	480,395

2019 compared to 2018 – Medicare approved members grew 81% in 2019 compared to 2018. The growth was primarily due to our strong execution and significant investment in Medicare-related sales and marketing initiatives, which resulted in an 88% growth in Medicare Advantage submitted applications and an 84% growth in Medicare Part D submitted applications. Individual and Family Plan approved members declined 25% in 2019 compared to 2018, due primarily to market conditions in the individual and family plan market and our decision to shift our marketing investments towards our Medicare business. Approved members for all ancillary products combined declined 31% in 2019 compared to 2018, due primarily to a 46% decline in short-term plan submitted applications. Small business approved members decreased 15% in 2019 compared to 2018, due primarily to a decrease in the number of members per application and in the percentage of approved applications.

2018 compared to 2017 – Medicare approved members grew 36% in 2018 compared to 2017. The increase was primarily due to 39% growth in Medicare submitted applications mainly driven by our investment in Medicare-related marketing initiatives, call center capabilities and an improved online experience and our acquisition of GoMedigap. Individual and Family Plan approved members declined 46% in 2018 compared to 2017, due to the state of the individual and family health insurance plan market. Approved members for all ancillary products combined 2018 increased 1% compared to 2017, despite a decrease in submitted applications of 6%, due to improved conversion rates year-over-year. Small business approved members grew 28% in 2018 compared to 2017, due to improved focus on key partnerships, technology enhancements and increased conversion rates.

Constrained Lifetime Value of Commissions Per Approved Member

The following table shows our estimated constrained lifetime value, or LTV, of commissions per approved member by product for the years presented below:

	Year Ended December 31,
	2019	2018	2017
Medicare
Medicare Advantage (1)	$1,013	$964	$903
Medicare Supplement (1)	$979	$1,047	$965
Medicare Part D (1)	$238	$243	$266

Individual and Family
Non-Qualified Health Plans (1)	$213	$151	$136
Qualified Health Plans (1)	$217	$141	$131

Ancillary
Short-term (1)	$101	$56	$65
Dental (1)	$70	$77	$68
Vision (1)	$56	$55	$51

Small Business (2)	$159	$168	$169

(1)
Constrained LTV of commissions per approved member represents commissions estimated to be collected over the estimated life of an approved member’s policy after applying constraints in accordance with our revenue recognition policy. The estimate is driven by multiple factors, including but not limited to, commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. These factors may result in varying values from period to period. For additional information on constrained LTV, see Critical Accounting Policies and Estimates.

(2)
For small business, the amount represents the estimated commissions we expect to collect from the plan over the following twelve months. The estimate is driven by multiple factors, including but not limited to, contracted commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship and applied constraints. These factors may result in varying values from period to period.

2019 compared to 2018 – The constrained LTV of commissions per approved member for Medicare Advantage plans increased by 5% in 2019 compared to 2018, primarily due to improved member attrition and higher commission rates.

The constrained LTV for Medicare Supplement approved members declined by 6% primarily as a result of a decrease in the average plan duration, and the constrained LTV of commissions per Medicare Part D approved member declined by 2% primarily as a result of carrier mix.

Constrained LTV of commissions per qualified and non-qualified health plan for approved members increased by 54% and 41%, in 2019 compared to 2018, respectively, mostly due to improved plan duration. Constrained LTV of commissions per short-term approved member increased 80% in 2019 compared to 2018, primarily driven by an increase in average plan duration.

2018 compared to 2017 – The constrained LTV improved 7% and 8% for Medicare Advantage and Medicare Supplement plans, respectively, in 2018 compared to 2017. The improvement in constrained Medicare Advantage plan LTV was driven by increased commission rates and member retention, and the improvement in constrained Medicare Supplement plan LTV was driven by increased commission rates and our acquisition of GoMedigap in January 2018. The constrained LTV of commissions for non-qualified health plans and Qualified Health Plans increased 11% and 8%, respectively, mostly driven by improved plan duration, in 2018 compared to 2017. The constrained LTV for Medicare Part D prescription drug, short term and small business plans decreased 9%, 14% and 1%, respectively, in 2018 compared to 2017. The decrease in Medicare Part D prescription drug plan LTV was due to higher plan turnover rate year-over-year. The decrease in short term constrained LTV was mainly driven by a regulatory change in April 2017 that reduced the maximum length of a short-term policy from one year to 90 days. The change year-over-year in small business plan LTV was relatively flat.

Estimated Membership

The following table shows estimated membership by product as of the periods presented below:

	As of December 31,
	2019	2018	2017
Medicare (1)
Medicare Advantage	404,694	276,357	236,857
Medicare Supplement	93,477	70,426	33,635
Medicare Part D	212,478	139,907	114,362
Total Medicare	710,649	486,690	384,854
Individual and Family (2)	128,487	151,904	224,396
Ancillary (3)
Short-term	27,862	24,192	16,771
Dental	127,083	138,916	170,078
Vision	71,277	73,987	80,738
Other	38,119	38,136	28,356
Total Ancillary	264,341	275,231	295,943
Small Business (4)	42,638	39,101	31,702
Total Estimated Membership	1,146,115	952,926	936,895
__________________

(1)
To estimate the number of members on Medicare-related health insurance plans, we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

(2)
To estimate the number of members on Individual and Family health insurance plans (“IFP”), we take the sum of (i) the number of IFP members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation after reducing that number using historical experience for assumed member cancellations over the period being estimated; and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation.

(3)
To estimate the number of members on ancillary health insurance plans (such as short-term, dental and vision insurance), we take the sum of (i) the number of members for whom we have received or applied a commission payment for a month that may be up to three months prior to the date of estimation (after reducing that number using historical experience for assumed member cancellations over the period being estimated); and (ii) the number of approved members over that period (after reducing that number using historical experience for an assumed number of members who do not accept their approved policy and for estimated member cancellations through the date of the estimate). To the extent we determine we have received substantially all of the commission payments related to a given month during the period being estimated, we will take the number of members for whom we have received or applied a commission payment during the month of estimation. The one to three-month period varies by insurance product and is largely dependent upon the timeliness of commission payment and related reporting from the related carriers.

(4)
To estimate the number of members on small business health insurance plans, we use the number of initial members at the time the group was approved, and we update this number for changes in membership if such changes are reported to us by the group or carrier. However, groups generally notify the carrier directly of policy cancellations and increases or decreases in group size without informing us. Health insurance carriers often do not communicate policy cancellation information or group size changes to us. We often are made aware of policy cancellations and group size changes at the time of annual renewal and update our membership statistics accordingly in the period they are reported.

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

2019 compared to 2018 – Medicare estimated membership grew 46% as of December 31, 2019 compared to December 31, 2018 primarily driven by a 46% and 52% increase in Medicare Advantage and Medicare Part D prescription drug plan estimated membership, respectively. Individual and family plan estimated membership declined by 15% as of December 31, 2019 compared to December 31, 2018 primarily due to market conditions in the individual and family plan market and our decision to shift our marketing investments towards our Medicare business. Ancillary plan estimated membership declined 4% as of December 31, 2019 compared to December 31, 2018, primarily due to a 9% decline in dental plan estimated membership. Small business estimated membership grew 9% as of December 31, 2019 compared to December 31, 2018, primarily driven by our focus on key partnerships and technology enhancements.

2018 compared to 2017 – Medicare estimated membership grew 26% as of December 31, 2018 compared to December 31, 2017 primarily due to our continued investment in Medicare-related marketing activities, call center capabilities and an improved online experience and our acquisition of GoMedigap. Individual and family plan estimated membership declined 32% as of December 31, 2018 compared to December 31, 2017 due to the state of the individual and family plan market as a result of health care reform and our continued shift in focus on the Medicare market. Ancillary plan estimated membership declined 7% as of December 31, 2018 compared to December 31, 2017 as a result of the decline in our ability to cross-sell dental and vision plans as a result of the decline in individual and family plan membership. Small business plan estimated membership grew 23% as of December 31, 2018 compared to December 31, 2017 due to technology enhancements and an increased conversion rate.

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

The following table shows the variable marketing cost per approved member and the customer care and enrollment expense per approved member metrics for the years presented below:

	Year Ended December 31,
	2019	2018	2017
Medicare variable cost per approved member
Medicare variable marketing cost per approved Medicare Advantage (“MA”)-equivalent member (1)	$330	$297	$337
Medicare CC&E expense per approved MA-equivalent member (2)	$355	$315	$330
Total Medicare cost per approved member	$685	$612	$667
Individual and Family Plan (“IFP”) variable cost per approved member
IFP variable marketing cost per approved IFP-equivalent member (3)	$67	$59	$50
IFP CC&E expense per approved IFP-equivalent member (4)	$102	$61	$74
Total IFP cost per approved member	$169	$120	$124
____________

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

2019 compared to 2018 – Variable marketing costs per approved MA-equivalent member increased by 11% in 2019 compared to 2018, due to an increase in online advertising costs and higher variable marketing costs for select initiatives within the direct and partner channels. As we increased our spending on digital advertising channel for accelerated enrollment growth and market share expansion, the average costs were higher per member. Variable CC&E costs per approved MA-equivalent member increased 13% in 2019 compared to 2018, due to our decision to have more customer care agents during the lower volume quarters, and a significant increase in overtime costs and average call length during the peak volume period in the fourth quarter.

Variable marketing cost per approved IFP-equivalent member increased by 14% in 2019 compared to 2018 primarily driven by a decline in the number of approved members for non-qualified health plans, qualified health plans, and short-term products. Variable CC&E cost per approved IFP-equivalent member increased 67% in 2019 compared to 2018, also primarily driven by decline in the number of approved members for non-qualified health plans, qualified health plans, and short-term products as well as increase in investments of IFP-dedicated customer care agents.

2018 compared to 2017 – Medicare CC&E expense per approved MA-equivalent member decreased 5% in 2018 compared to 2017 due to the scalability of a flexible agent staffing model we adopted. Variable marketing cost per approved MA-equivalent member decreased 12% in 2018 compared to 2017 due to an increase in demand generated from direct channels, including direct mail, television, search engine optimization, and paid search advertising and a reduction in the purchases of customer leads from third-party lead generation sources.

Variable marketing cost per approved IFP-equivalent member increased 18% in 2018 compared to 2017 due to a decline in the number of approved members for short-term products. IFP CC&E expense per approved IFP-equivalent member decreased 18% in 2018 compared to 2017 due to our cost saving efforts.

The constraints applied to the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application in order to derive the constrained lifetime value of commissions for approved members recognized in the period are as follows:

	Year Ended December 31,
	2019	2018	2017
Medicare
Medicare Advantage	7%	7%	7%
Medicare Supplement	5%	5%	5%
Medicare Part D	5%	5%	5%

Individual and Family
Non-Qualified Health Plans	15%	15%	15%
Qualified Health Plans	20%	20%	20%

Ancillary	10%	10%	10%

Small Business	—%	—%	—%

Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years presented below (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
Revenue
Commission	$466,676	92%	$227,211	90%	$176,883	93%
Other	39,525	8%	24,184	10%	13,823	7%
Total revenue	506,201	100%	251,395	100%	190,706	100%
Operating costs and expenses (1)
Cost of revenue	2,738	1%	1,228	—%	582	—%
Marketing and advertising	150,249	30%	82,939	33%	65,874	35%
Customer care and enrollment	134,304	27%	70,547	28%	59,183	31%
Technology and content	47,085	9%	31,970	13%	32,889	17%
General and administrative	64,150	13%	45,828	18%	39,969	21%
Change in fair value of earnout liability	24,079	4%	12,300	5%	—	—%
Amortization of intangible assets	2,187	—%	2,091	1%	1,040	1%
Restructuring charges	—	—%	1,865	1%	—	—%
Acquisition costs	—	—%	76	—%	621	—%
Total operating costs and expenses	424,792	84%	248,844	99%	200,158	105%
Income (loss) from operations	81,409	16%	2,551	1%	(9,452)	(5)%
Other income, net	2,090	—%	755	—%	1,182	1%
Income (loss) before provision (benefit) for income taxes	83,499	16%	3,306	1%	(8,270)	(4)%
Provision (benefit) for income taxes	16,612	3%	3,065	1%	(33,696)	(18)%
Net income	$66,887	13%	$241	—%	$25,426	13%
____________

(1) Operating costs and expenses include the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2019	2018	2017
Marketing and advertising	$4,230	$1,974	$1,033
Customer care and enrollment	1,451	816	418
Technology and content	3,611	1,675	1,410
General and administrative	13,278	7,824	6,833
Restructuring charges	—	251	—
Total stock-based compensation expense	$22,570	$12,540	$9,694

Revenue

Our commission revenue, other revenue and total revenue are summarized as follows for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Commission	$466,676	$239,465	105%	$227,211	$50,328	28%	$176,883
Percentage of total revenue	92%			90%			93%
Other	39,525	15,341	63%	24,184	10,361	75%	13,823
Percentage of total revenue	8%			10%			7%
Total revenue	$506,201	$254,806	101%	$251,395	60,689	32%	$190,706

2019 compared to 2018 – Total revenue increased by $254.8 million or 101% in 2019 compared to 2018 driven by the growth in both commission and other revenues. Commission revenue increased by $239.5 million or 105% in 2019 compared to 2018, primarily driven by a $217.8 million increase in Medicare commission revenue and a $12.2 million increase in commission revenue for individual and family plans. The increase in Medicare commission revenue was attributable to an 81% increase in Medicare approved members, higher LTVs for Medicare Advantage plans, and an increase in adjustment revenue from Medicare Advantage plans approved in prior periods. Of the adjustment revenue of $55.3 million for the year ended December 31, 2019, $42.3 million is related to a change in estimate of expected cash commission collections for Medicare Advantage plans since we began selling such products through the third quarter of 2019. See Note 2 – Revenue in our Notes to the Consolidated Financial Statements for details. The increase in individual and family commission revenue was primarily driven by an increase in LTVs for IFP plans and an increase in adjustment revenue from IFP plans approved in prior periods as we continued to observe longer member duration than initially anticipated at the time of enrollment for these plans.

Other revenue increased $15.3 million, or 63%, in 2019 compared to 2018, primarily driven by a $17.4 million growth in Medicare advertising revenue, partially offset by a $2.1 million decline in revenue from our individual and family health insurance sponsorship advertising program.

2018 compared to 2017 – Commission revenue increased $50.3 million, or 28%, in 2018, due to an increase of $57.2 million, or 42%, in Medicare commission revenue, partially offset by a $5.0 million decrease in Individual, Family and Small Business commission revenue. The increase in Medicare commission revenue was due to an increase in approved members of 36%, as well as increases in the LTVs for Medicare Supplement and Medicare Advantage plans for the year ended December 31, 2018 compared to December 31, 2017. The decrease in Individual, Family and Small Business commission revenue was primarily due to a 46% decline in individual and family health insurance approved members as of December 31, 2018 compared to December 31, 2017 due to the state of the individual and family health insurance plan market as a result of health care reform.

Other revenue increased $10.4 million, or 75% in 2018 compared to 2017 due primarily to increases of $7.7 million in sponsorship and advertising revenue and $4.6 million in lead generation revenue, offset partially by a decrease of $1.9 million in licensing revenue.

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

The following table presents our cost of revenue for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Cost of revenue	$2,738	$1,510	123%	$1,228	$646	111%	582
% of total revenue	1%			—%			—%

2019 compared to 2018 – Cost of revenue increased $1.5 million in 2019, compared to $1.2 million in 2018, primarily due to an increased amount of payments to marketing partners with whom we have revenue sharing arrangements.

2018 compared to 2017 – Cost of revenue increased $0.6 million in 2018 compared to 2017, due primarily to an increased amount of payments to our marketing partners.

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

Because the total volume of submitted applications that we receive from our marketing partners is largely outside of our control, particularly during any short-term period, and because of our tiered marketing partner arrangements, we could incur expenses in excess of, or below, the amounts we had planned in periods of rapid change in the volume of submitted applications from marketing partner referrals. Similar to our marketing partner channel, expenses in our online advertising channel will increase or decrease in relation to any increase or decrease in consumers referred to our website as a result of search engine advertising or retargeting campaigns. We recognize expenses in our online advertising member acquisition channels in the period in which the consumer clicks on the advertisement. Increases in submitted applications resulting from marketing partner referrals or visitors to our website from our online advertising channel has in the past, and could in the future, result in marketing and advertising expenses significantly higher than our expectations.

The following table presents our marketing and advertising expenses for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Marketing and advertising	$150,249	$67,310	81%	$82,939	$17,065	26%	$65,874
% of total revenue	30%			33%			35%

2019 compared to 2018 – Marketing and advertising expenses increased by $67.3 million or 81% in 2019, compared to 2018, primarily driven by a $59.3 million increase in Medicare plan related variable advertising costs and a $4.4 million increase in personnel costs due to higher headcount as we continued to invest in our marketing initiatives in Medicare-related products.

2018 compared 2017 – Marketing and advertising expenses increased $17.1 million, or 26%, in 2018, primarily due to our investment in Medicare-related marketing initiatives partially offset by a decline in IFP-related marketing costs. The higher expenses were due to $9.5 million increase in variable advertising costs, $5.7 million increase in personnel costs due to additional headcount, and $1.2 million higher in stock-based compensation expenses.

Customer Care and Enrollment

Customer care and enrollment expenses primarily consist of compensation and benefits costs for personnel engaged in assistance to applicants who call our customer care center and for enrollment personnel who assist applicants during the enrollment process.

The following table presents our customer care and enrollment expenses for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Customer care and enrollment	$134,304	$63,757	90%	$70,547	$11,364	19%	$59,183
% of total revenue	27%			28%			31%

2019 compared to 2018 – Customer care and enrollment expenses increased by $63.8 million, or 90%, in 2019 compared to 2018. This increase was primarily due to a $28.4 million increase in personnel costs and a $24.3 million increase for the external agents hired for the annual enrollment period in the fourth quarter. The increase in personnel costs resulted from higher headcount in the lower application volume quarters compared to the prior year as we started to hire and train agents earlier in 2019 in preparation for the annual enrollment period in the fourth quarter, a significant increase in overtime costs and average call length during the peak volume period in the fourth quarter, as well as the expenses incurred related to the opening of the new customer care center in Indianapolis.

2018 compared to 2017 – Customer care and enrollment expenses increased $11.4 million, or 19%, in 2018 compared to 2017, primarily due to growth in our Medicare and small group businesses, which resulted in increases of $6.3 million in personnel costs, $4.3 million in consulting costs, and $0.4 million in stock-based compensation expense, partially offset by a decrease of $0.4 million in facilities and other operating costs.

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

The following table presents our technology and content expenses for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Technology and content	$47,085	$15,115	47%	$31,970	$(919)	(3)%	$32,889
% of total revenue	9%			13%			17%

2019 compared to 2018 – Technology and content expenses increased $15.1 million, or 47%, in 2019 compared to 2018, primarily driven by increases of $5.3 million in personnel and compensation costs, $3.3 million in consulting expenses, and $2.6 million in facilities and other operating costs.

2018 compared 2017 – Technology and content expenses decreased $0.9 million, or 3% in 2018 compared to 2017 as a result of a $2.8 million decrease in personnel costs, $0.4 million in depreciation and amortization expense, and $0.1 million in other professional fees, partially offset by increases of $1.0 million in consulting expenses, $0.4 million in facilities and other operating costs, and $0.3 million in stock-based compensation expense.

General and Administrative

General and administrative expenses include compensation and benefits costs for personnel working in our executive, finance, investor relations, government affairs, legal, human resources, internal audit, facilities and internal information technology departments. These expenses also include fees paid for outside professional services, including audit, tax, legal, government affairs and information technology fees.

The following table presents our general and administrative expenses for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
General and administrative	$64,150	$18,322	40%	$45,828	$5,859	15%	$39,969
% of total revenue	13%			18%			21%

2019 compared to 2018 – General and administrative expenses increased by $18.3 million, or 40%, in 2019 compared to 2018, primarily driven by increases of $7.5 million in compensation and personnel costs, $5.4 million in stock-based compensation expense and $2.5 million in legal and professional fees.

2018 compared to 2017 – General and administrative expenses increased $5.9 million, or 15%, in 2018 compared to 2017, primarily due to increases of $3.2 million in personnel costs, $1.0 million in stock-based compensation expense, $1.1 million in legal and other professional fees, and $0.5 million in facilities and other operating costs.

Acquisition Costs

During 2017, we incurred $0.6 million of costs associated with our acquisition of Wealth, Health and Life Advisors, LLC, which was completed on January 22, 2018. Acquisition costs incurred in the year ended December 31, 2018 were immaterial. We did not incur any acquisition costs in the year ended December 31, 2019.

Change in Fair Value of Earnout Liability

During the year ended December 31, 2019, we recorded a $24.1 million increase in the fair value of earnout liability. During the year ended December 31, 2018, we recorded a $12.3 million increase in the fair value of earnout liability. The adjustments to fair value of earnout liability in both periods were due to an increase in the value of our common stock since our acquisition of GoMedigap in January 2018.

Restructuring Charges

In February 2018, our Board of Directors approved a plan to close our sales call center in Massachusetts and to terminate the employment of certain employees in certain other locations. As part of the plan, we eliminated approximately 110 full-time positions in the United States, representing approximately 10% of our workforce primarily in our customer care and enrollment groups, and to a lesser extent, in our marketing and advertising and general and administrative groups. We incurred $1.9 million for employee termination benefits and related costs in the year ended December 31, 2018. The restructuring activities comprising the plan were completed during the year ended December 31, 2018. During the year ended December 31, 2019, we did not incur any restructuring costs.

The following table presents our restructuring charge for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Restructuring charge	$—	$(1,865)	(100)%	$1,865	$1,865	100%	$—
% of total revenue	—%			1%			—%

Amortization of Intangible Assets

The following table presents our intangible asset amortization expense for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Amortization of intangible assets	$2,187	$96	5%	$2,091	$1,051	101%	$1,040
% of total revenue	—%			1%			1%

2019 compared to 2018 – Amortization expense was primarily related to intangible assets purchased through our acquisitions of PlanPrescriber and GoMedigap. Amortization expense in 2019 remained flat compared to 2018.

2018 compared to 2017 – Amortization expense for the year ended December 31, 2018 increased year over year due to the amortization of intangible assets from our acquisition of GoMedigap acquisition completed on January 2018.

Other Income, Net

The following table presents our other income, net for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Other income, net	$2,090	$1,335	177%	$755	$(427)	(36)%	$1,182
% of total revenue	—%			—%			1%

Other income, net, primarily consisted of margin earned on commissions received from Medicare plan members transferred to us in 2010 through 2012 by a broker partner, whereby we became the broker of record on the underlying policies. In addition, other income, net included interest income earned on our invested cash, cash equivalents and marketable securities balances, offset by administrative bank fees, investment management fees and interest expense on capital lease obligations and our debt facility.

2019 compared to 2018 – Other income, net, increased by $1.3 million or 177% in 2019 compared to 2018 primarily driven by an increase in interest income and an increase in margin earned on from members previously transferred from a broker partner, partially offset by the accretion of debt related costs incurred from the debt facility that we entered into in 2018 and amended in 2019.

2018 compared to 2017 – Other income, net, decreased by $0.4 million in 2018, primarily due to an increase in interest expense as a result of the debt facility the we entered into in 2018 and realized losses.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes for the years presented below (dollars in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Provision (benefit) for income taxes	$16,612	$13,547	442%	$3,065	$36,761	(109)%	$(33,696)
Effective tax rate	19.9%			92.7%			407.6%

2019 compared to 2018 – For the year ended December 31, 2019, we recorded a provision for income taxes of $16.6 million representing an effective tax rate of 19.9%, which is lower than the statutory federal rate primarily due to stock-based compensation windfalls and research and development tax credits, offset by state taxes and lobbying and other non-deductible expenses.

2018 compared to 2017 – For the year ended December 31, 2018, we recorded a provision for income taxes of $3.1 million, representing an effective tax rate of 92.7%, which was higher than the statutory federal rate due primarily to a one-time increase of $2.4 million in the valuation allowance on deferred tax assets related to certain state net operating loss carryforwards that are expected to expire unutilized. The remaining $0.7 million of provision for income taxes was impacted by lobbying and other non-deductible expenses, partially offset by research and development tax credits and stock-based compensation windfalls.

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

•	Medicare; and

•	Individual, Family and Small Business.

Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

The revenue in our Medicare segment consists primarily of commissions earned from our sale of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans, and to a lesser extent, ancillary products sold to our Medicare-eligible customers, including but not limited to, dental and vision insurance, as well as our advertising program that allows Medicare-related carriers to purchase advertising on a separate website developed, hosted and maintained by us and our delivery and sale to third parties of Medicare-related health insurance leads generated by our ecommerce platforms and our marketing activities. In addition, in connection with our Medicare plan advertising program, we may use direct marketing channels including direct television and direct mail to generate leads for carriers participating in the program. In return for our services, we typically are paid either a flat amount, a monthly amount, or, in our individual and family health insurance sponsorship advertising program, a performance-based fee based on metrics such as submitted health insurance applications.

The revenue in our Individual, Family and Small Business segment consists primarily of commissions earned from our sale of individual and family and small business health insurance plans and ancillary products sold to our non-Medicare-eligible customers, including but not limited to, short-term, dental, vision, life, short-term disability and long-term disability insurance. To a lesser extent, the Individual, Family and Small Business segment consists of amounts earned from our online sponsorship program that allows carriers to purchase advertising space in specific markets in a sponsorship area on our website, our licensing to third parties the use of our health insurance ecommerce technology and our delivery and sale to third parties of individual and family health insurance leads generated by our ecommerce platforms and our marketing activities.

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

The following table presents summary results of our operating segments for the years presented below (in thousands):

		Change			Change
	2019	$	%	2018	$	%	2017
Revenue
Medicare	$446,961	$236,391	112%	$210,570	$68,122	48%	$142,448
Individual, Family and Small Business	59,240	18,415	45%	40,825	(7,433)	(15)%	48,258
Total revenue	$506,201	254,806	101%	$251,395	60,689	32%	$190,706
Segment profit
Medicare segment profit	$155,234	94,390	155%	$60,844	38,707	175%	$22,137
Individual, Family and Small Business segment profit	23,368	17,565	303%	5,803	(3,770)	(39)%	9,573
Total segment profit	178,602	111,955	168%	66,647	34,937	110%	31,710
Corporate	(45,374)	(12,378)	38%	(32,996)	(6,026)	22%	(26,970)
Stock-based compensation expense	(22,570)	(10,281)	84%	(12,289)	(2,595)	27%	(9,694)
Depreciation and amortization	(2,983)	(504)	20%	(2,479)	358	(13)%	(2,837)
Change in fair value of earnout liability	(24,079)	(11,779)	96%	(12,300)	(12,300)	100%	—
Restructuring charge	—	1,865	(100)%	(1,865)	(1,865)	100%	—
Acquisition costs	—	76	(100)%	(76)	545	(88)%	(621)
Amortization of intangible assets	(2,187)	(96)	5%	(2,091)	(1,051)	101%	(1,040)
Other income, net	2,090	1,335	177%	755	(427)	(36)%	1,182
Income (loss) before income taxes	$83,499	$80,193	2,426%	$3,306	$11,576	(140)%	$(8,270)

2019 compared to 2018

Revenue – Medicare segment revenue grew $236.4 million or 112% in 2019 compared to 2018, primarily attributable to an increase in Medicare Advantage plan related commission revenue of $196.4 million. This was driven by 88% increase in approved Medicare Advantage applications in 2019 compared to 2018 and an increase in adjustment revenue for Medicare Advantage plans approved in prior periods. See Note 2 – Revenue in our Notes to the Consolidated Financial Statements for details.

Individual, Family and Small Business segment revenue grew $18.4 million or 45% in 2019 compared to 2018, primarily attributable to $11.1 million increase in non-qualified health plans commission revenue and $7.0 million increase in ancillary commission revenue. Most of these increases were contributed by the adjustment revenue.

Segment Profit – Our Medicare segment profit was $155.2 million in 2019, an increase of $94.4 million or 155%, compared to 2018. This was primarily driven by a $236.4 million increase in revenue, partially offset by a $142.0 million increase in operating expenses. The increase in operating expenses was mostly attributable to increased variable marketing costs and customer care and enrollment costs.

Individual, Family and Small Business segment profit was $23.4 million in 2019, an increase of $17.6 million or 303% compared to 2018. The increase was primarily driven by an $18.4 million increase in revenue and a $0.9 million increase in operating expenses.

2018 compared to 2017

Revenue – Medicare segment revenue increased $68.1 million, or 48%, in 2018 compared to 2017 primarily due to a $57.3 million increase in Medicare plan-related commission revenue and a $10.9 million increase in other revenue. The increase in Medicare commission revenue was primarily attributable to a 36% increase in Medicare approved applications in 2018 compared to 2017 and an increase in lifetime value of commissions per Medicare Supplement and Medicare Advantage approved applications. The increase in other Medicare revenue was driven primarily by carrier advertising programs and our sale of Medicare leads.

Our Individual, Family and Small Business segment revenue decreased $7.4 million, or 15%, in 2018 compared to 2017, primarily attributable to a $6.9 million decrease in commission revenue and a $0.5 million decrease in other revenue. The decrease in Individual, Family and Small Business segment commission revenue was primarily due to a 46% decline in individual and family health insurance approved applications in 2018 compared to 2017. The decrease in other revenue resulted from a decrease in individual and family health insurance applications submission during 2018 compared to 2017.

Segment Profit – Our Medicare segment profit was $60.8 million in 2018, a $38.7 million, or 175%, improvement compared to profit of $22.1 million in 2017. The improvement in profit from the Medicare segment in 2018 was primarily due to a $68.1 million increase in revenue, of which $57.3 million related to Medicare commission revenue and $10.9 million related to other revenue, partially offset by a $29.4 million increase in operating expenses. The increase in revenue from 2017 to 2018 was mostly due to an increase in approved applications. The increase in operating expenses was primarily attributable to an increase in personnel costs associated with higher headcount, an increase in variable advertising and customer care and enrollment expenses associated with the increase in applications and an increase in the number of licensed sales agents.

Individual, Family and Small Business segment profit was $5.8 million in 2018, a $3.8 million, or 39%, decrease compared to profit of $9.6 million from the Individual, Family and Small Business segment in 2017. The decrease in profit from the Individual, Family and Small Business segment in 2018 was primarily due to a $7.4 million decrease in revenue, of which $5.0 million related to a decrease in individual and family health plan revenue and $3.5 million related to ancillary plan revenue, partially offset by a $1.1 million increase in Small Business revenue. The decrease in Individual, Family and Small Business segment revenue from 2017 to 2018 was mainly due to a decline in individual and family health insurance approved members.

Liquidity and Capital Resources

We believe our current cash and cash equivalents, credit facility and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our expected membership and retention rates, our level of investment in technology, marketing and advertising and our customer care initiatives. In addition, our cash position could be impacted by further acquisitions and investments we make to pursue our growth strategy. To the extent that available funds are insufficient to fund our future activities or to execute our financial strategy, we may raise additional capital through bank debt, or public or private equity or debt financing to the extent such funding sources are available.

As of December 31, 2019 and 2018, our cash and cash equivalents totaled $23.5 and $13.1 million, respectively. Cash equivalents, which are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily consist of money market funds.

As of December 31, 2019 and 2018, we had 1.0 million and 0.8 million treasury shares, respectively, that were previously surrendered by employees to satisfy tax withholdings in connection with the vesting of certain restricted stock units. As of December 31, 2019 and 2018, we had a total of 11.6 million and 11.4 million shares, respectively, held in treasury.

The following table presents a summary of our cash flows for the years presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(71,492)	$(3,230)	$(15,541)
Net cash used in investing activities	$(16,944)	$(25,757)	$(5,078)
Net cash provided by (used in) financing activities	$102,141	$1,860	$(870)

The increase in cash and cash equivalents reflects $102.1 million cash provided by financing activities, partially offset by $71.5 million cash used in operating activities and $16.9 million cash used investing activities. As of December 31, 2019, we had a restricted cash balance of $3.4 million.

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

A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted on our ecommerce platform. Since our marketing and advertising costs are expensed and generally paid as incurred and since commission revenue is recognized upon approval of a member but commission payments are paid to us over time, our operating cash flows could be adversely impacted by a substantial decrease in the volume of applications submitted during a quarter or negatively impacted by a substantial increase in attrition during a quarter. During the Medicare annual enrollment period, we experience an increase in the number of submitted Medicare-related health insurance applications and marketing and advertising expenses compared to outside of Medicare annual enrollment periods. Similarly, during the open enrollment periods for individual and family health insurance plans, we experience an increase in the number of submitted individual and family plan health insurance applications and marketing and advertising expenses compared to outside of open enrollment periods. The timing of enrollment periods impacts our cash flows typically during the third quarter as we increase the number of enrollment agents to get ready for the open enrollment in the fourth quarter.

Year Ended December 31, 2019 – Cash used in operating activities was $71.5 million in 2019, consisted of net income of $66.9 million and adjustments for non-cash items totaling $71.1 million, offset by cash used for working capital needs and other activities of $209.5 million. Adjustments for non-cash items primarily consisted of $24.1 million change in fair value of earnout liabilities, $22.6 million of stock-based compensation expense, $16.2 million increase in deferred income taxes, $3.8 million of amortization of internally-developed software,  $3.0 million of depreciation and amortization and $2.2 million of amortization of intangible assets. The cash decrease resulting from changes in working capital in 2019 primarily consisted of $243.4 million increase in commissions receivable, partially offset by increases of $19.7 million in accounts payable, $8.8 million in accrued compensation and benefits, $1.9 million in accrued expenses and other liabilities, $1.7 million in deferred revenue and $1.0 million in accrued marketing expenses.

Year Ended December 31, 2018 – Cash used in operating activities was $3.2 million during 2018, consisted of net income of $0.2 million, offset by cash used for working capital needs and other activities of $38.6 million and adjustments for non-cash items of $35.1 million.  Adjustments for non-cash items primarily consisted of $12.5 million of stock-based compensation expense,  $12.3 million change in fair value of earnout liability, $2.8 million decrease in deferred income taxes, $2.5 million of depreciation and amortization, $2.2 million of amortization of internally-developed software and $2.1 million of amortization of intangible assets. The cash decrease resulting from changes in working capital during the year ended December 31, 2018 primarily consisted of an increase of $51.0 million in commissions receivable and a $2.1 million increase in trade receivables, partially offset by increases of $6.3 million in accrued marketing expenses, $5.1 million in accrued compensation and benefits, $1.4 million in accounts payable, $0.9 million in other current liabilities, $0.5 million in deferred revenue, and $0.2 million in prepaid expenses.

Year Ended December 31, 2017 – Cash used in operating activities was $15.5 million during 2017, consisted of a net income of $25.4 million, offset by cash used for working capital needs and other activities of $25.6 million and adjustments for non-cash items of $15.4 million.  Adjustments for non-cash items primarily consisted of $9.7 million of stock-based compensation expense, $2.5 million of amortization of intangible assets and internally-developed software and $2.8 million of depreciation and amortization and $30.3 million decrease in deferred income taxes. The cash decrease resulting from changes in working capital during the year ended December 31, 2017 primarily consisted of decreases of $1.3 million in other liabilities, $3.4 million in accrued marketing expenses, $1.9 million in accounts payable and $0.5 million in deferred revenue and increases of $21.6 million in commissions receivable and $1.9 million in prepaid expenses and other current assets, partially offset by a $4.6 million increase in accrued compensation and benefits and a $0.5 million decrease in accounts receivable.

Investing Activities

Our investing activities primarily consist of purchases of computer hardware and software to enhance our website and customer care operations, leasehold improvements related to facilities expansion, internal-use software and the purchase of certain intangible assets.

Year Ended December 31, 2019 – Net cash used in investing activities of $16.9 million during 2019 mainly consisted of $10.2 million of in capitalized internal-use software and website development costs and $6.6 million used to purchase property and equipment and other assets.

Year Ended December 31, 2018 – Net cash used in investing activities of $25.8 million during 2018 was due to $14.9 million of net cash used to acquire GoMedigap, $6.3 million of capitalized internal-use software and website development costs, and $4.5 million used to purchase property and equipment and other assets.

Year Ended December 31, 2017 – Net cash used in investing activities of $5.1 million during 2017 was due to $3.2 million in capitalized internal-use software and website development costs and $1.9 million used to purchase property and equipment and other assets.

Financing Activities

Year Ended December 31, 2019 – Net cash provided by financing activities of $102.1 million during 2019 was primarily attributable to $126.1 million proceeds from issuance of common stock, net of issuance costs and $5.5 million net proceeds from exercise of common stock options, partially offset by $14.3 million cash used to net-share settle the tax obligation related to vesting equity awards, $9.5 million acquisition-related contingent payments, and $5.0 million repayment of debt.

Year Ended December 31, 2018 – Net cash provided by financing activities of $1.9 million during 2018 was primarily due to $5.0 million proceeds from drawing on our line of credit, $2.7 million net proceeds from exercises of common stock options, partially offset by $4.5 million used to net-share settle the tax obligation related to vesting equity awards, $1.2 million of debt issuance costs, and $0.1 million for principal payments in connection with capital leases.

Year Ended December 31, 2017 – Net cash used in financing activities of $0.9 million during 2017 was primarily due to $1.0 million proceeds from the exercise of stock options and $1.8 million used to net-share settle the tax obligation related to vesting equity awards.

Acquisition

On January 22, 2018, we completed our acquisition of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. The acquisition price paid at closing of the transaction consisted of cash of $15.0 million, less $0.1 million cash acquired, and approximately 294,637 shares of our common stock. In addition, we are obligated to pay an additional $20.0 million in cash and 589,275 shares of our common stock, subject to the terms of the acquisition agreement and upon final determination of the achievement of certain milestones in 2018 and 2019. See Note 5 – Fair Value Measurements of our Notes to Consolidated Financial Statements for the discussion on the milestone payments.

Credit Agreement

We entered into a credit agreement with Royal Bank of Canada, or RBC, as administrative agent and collateral agent, (the “Credit Agreement”) in September 2018. The Credit Agreement provides for a $40.0 million secured asset-backed revolving credit facility with a $5 million letter of credit sub-facility. On December 20, 2019, we amended our revolving credit facility agreement with RBC (the “Amendment”) and increased the maximum borrowing amount to $75.0 million and extended the expiration to December 20, 2022.

The borrowing base under the Credit Agreement is comprised of an amount equal to (a) the lesser of (i) eighty percent (80%) of Eligible Commissions Receivables (as defined in the Credit Agreement) we actually collected during the immediately preceding period of three months or (ii) eighty percent (80%) of our Eligible Commission Receivables for the immediately succeeding period of three months, plus (b) fifty percent (50%) of our Eligible Commission Receivables for the immediately succeeding period of six months (excluding the immediately succeeding period of three months), in each case subject to reserves established by RBC, or the Borrowing Base. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. We have the right to prepay the loans under the Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed. Amounts not borrowed under the Credit Agreement are subject to a commitment fee of 0.5% per annum on the daily unused portion of the credit facility, to be paid in arrears on the first business day of each calendar quarter. At closing of the Credit Agreement, we paid a one-time facility fee of 1.75% of the total commitments of $40 million. We also paid a one-time closing fee of 0.5% of the new commitment of $75.0 million in connection with the Amendment. We are also obligated to pay other customary administration fees for a credit facility of this size and type.

As of December 31, 2018, we had $5.0 million outstanding principal amount under our revolving credit facility, which was repaid in full in January 2019. As of December 31, 2019, we had no outstanding principal amount under this revolving credit facility. See Note 12 – Debt of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this credit agreement and subsequent amendment.

Common Stock Issuance

In January 2019, we entered into an underwriting agreement relating to a public offering in which we issued 2,760,000 shares of common stock, including 360,000 shares of common stock issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $48.50 per share. Net proceeds from the offering were approximately $126.2 million after deducting underwriting discounts and commissions and the expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

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

During the year ended December 31, 2019, there were no significant changes to our critical accounting policies and estimates.

Revenue Recognition

We are compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through our ecommerce platforms or our customer care centers. We may also receive commission bonuses based on our attaining predetermined target sales levels for Medicare, individual and family, small business and ancillary health insurance products, or other objectives, as determined by the health insurance carrier, which we recognize as commission revenue when we achieve the predetermined target sales levels or other objectives. In addition, we also generate revenue from non-commission revenue sources, which include sponsorship and advertising, technology licensing and lead referrals.

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

Commission Revenue – Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers.  Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime values as the “constrained LTVs” of commission payments that we expect to receive.

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

We estimate commission revenue for each insurance product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts.” We estimate the commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship.

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of an estimated constraint. We refer to these as estimated and constrained LTVs for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following twelve months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. For our Medicare commission revenue, which represented 87%, 83% and 76% of our total commission revenue for the years ended December 31, 2019, 2018 and 2017, respectively, the estimated average plan duration used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, approximately 5 years for Medicare Part D prescription drug plans, and approximately 5 years for Medicare Supplement plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to 12 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically has been less than six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 3 years. To the extent we make changes to the assumptions we use to calculate constrained LTVs, we recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

We recognize revenue for members approved during the period by applying the latest estimated constrained LTV for that product. We recognize adjustment revenue for members approved in prior periods when our cash collections are different from the estimated constrained LTVs. Adjustment revenue is a result of a change in estimate of expected cash collections when actual cash collections have indicated a trend that is different from the estimated constrained LTV for the revenue recognized at the time of approval. We recognize adjustment revenue when we do not believe there is a probable reversal. We assess the risk of reversal based on statistical analysis given historical information and consideration of the constraints used at the time of approval.

Adjustment revenue can have a significant favorable or unfavorable impact on our revenue and we seek to enhance our LTV estimation models to improve the accuracy and to reduce the fluctuations of our LTV estimates. As we continue to evaluate our LTV estimation models, we may in the future make further changes based on a number of factors and such changes could result in significant increases or decreases in our revenue.

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

Our commercial technology licensing business allows carriers the use of our ecommerce platform to offer their own health insurance policies on their websites and agents to utilize our technology to power their online quoting, content and application submission processes. Typically, we are paid a one-time implementation fee, which we recognize as control is transferred on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party, and a performance fee based on metrics such as submitted health insurance applications. The metrics used to calculate performance fees for both sponsorship and advertising and technology licensing are based on performance criteria that are either measured based on data tracked by us, or based on data tracked by the third party. In instances where the performance criteria data is tracked by us, we recognize revenue in the period of performance and when all other revenue recognition criteria has been met. In instances where the performance criteria data is tracked by the third party, we recognize revenue when reversal of such amount is not likely to occur. Typically, this occurs through our receipt of a cash payment from the third party along with a detailed statement containing the data that is tracked by the third party.

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

Stock-Based Compensation

We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income based on the fair value of our stock-based awards over their respective vesting periods, which is generally four years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2019, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

Contractual Obligations and Commitments

The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2019 (in thousands):

Years Ending December 31,	Operating Lease Obligations*	Service and Licensing Obligations	Total Obligations
2020	$7,040	$3,073	$10,113
2021	6,529	1,825	8,354
2022	5,266	692	5,958
2023	6,103	444	6,547
2024	5,909	229	6,138
Thereafter	21,983	—	21,983
Total	$52,830	$6,263	$59,093
_______
* See Note 11 – Leases of our Notes to Consolidated Financial Statements for details of our operating lease obligations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. We are also not engaged in any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

See Note 1 – Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recently issued accounting standards that could have an effect on us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments that are exposed to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
Cash (1)	$16,205	$12,766
Money market funds (2)	7,261	323
Total cash and cash equivalents	$23,466	$13,089
_______

(1)
We deposit our cash and cash equivalents in accounts with major banks and financial institutions and such deposits are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

(2)
As of December 31, 2019 and 2018, money market funds consisted of investments in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations.

We do not require collateral or other security for our total accounts receivable. As of December 31, 2019, three customers represented 22%, 20%, and 20%, respectively, for a combined total of 62% of our $591.6 million total outstanding accounts receivable balance. As of December 31, 2018, three customers represented 19%, 19%, and 19%, respectively, or a combined total of 57%, of our $349.5 million total outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable as of December 31, 2019 and December 31, 2018. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2019. Accordingly, our estimate for uncollectible amounts as of December 31, 2019 was immaterial.

Significant Customers

Substantially all revenue for the years ended December 31, 2019, 2018, and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are presented in the table below:

	Year Ended December 31,
	2019	2018	2017
Humana	26%	22%	20%
UnitedHealthcare (1)	19%	19%	23%
Aetna (2)	17%	14%	10%
_______

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna also includes other carriers owned by Aetna.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of eHealth, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition: Estimated constrained lifetime value of commission revenue
Description of the Matter
The Company recognized commission revenue of approximately $466.7 million in 2019 and the related commissions receivable were approximately $589.2 million at December 31, 2019. As described in Notes 1 and 2 to its consolidated financial statements, the Company’s commission revenue is recognized in the amount of the total estimated lifetime value of the commissions expected to be received when a member obtains a plan through the Company and is approved by the carrier (“LTV”).

Auditing management’s determination of the LTV of commission revenue was especially complex and highly judgmental due to the complexity of the models used and the subjectivity required by the Company to estimate the amount and timing of future cash flows (which can extend up to 12 years), calculate the amount of commission revenue that is probable of not being reversed (the constraint), and determine the timing and amount of any adjustment revenue that results from changes in the estimates of previously recorded LTV. For the Medicare Advantage LTV, which comprises the substantial majority of commission revenue, the Company utilized statistical tools and methodologies to estimate member attrition, which is a key driver when estimating the amount and timing of future cash flows and can be particularly volatile during the first several years. To determine the constraint to be applied to LTV, the Company evaluates the difference between prior estimates of LTV and actual cash received and applies judgment to determine the constraint to apply. For the ongoing evaluation of the constraint, the Company also analyzes whether circumstances have changed and considers any known or potential modifications to the inputs into LTV and the factors that can impact the amount of cash expected to be collected in future periods such as commission rates, carrier mix, estimated average plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which the Company has a relationship. The Company also compares actual versus expected cash collections of previously recorded LTV and assesses qualitative and quantitative factors to determine whether adjustment revenue should be recognized and, if so, the amount and timing of such.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate the amount and timing of future cash flows and LTV. These processes and controls include those covering the models and methods used to calculate LTV, the use of management judgment to determine the constraint applied to LTV, management’s evaluation of any required adjustments to previously recorded LTV estimates, and the completeness and accuracy of the data used in such estimates and calculations.
Our audit procedures also included, among others, evaluating the methodology used and significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company. We involved our valuation specialists to assist in our testing of the estimated average plan duration, which includes member attrition assumptions, used to develop the Medicare Advantage LTV, including performing certain corroborative calculations. We inspected and compared the results of the Company’s retrospective review analysis of historical estimates for certain plan effective years to historical cash collection experience, including reperforming the calculations and validating the completeness and accuracy of the underlying data used. In addition, we performed inquiries of key personnel regarding their evaluation of changes to LTV, the adjustments made to the constraint for current and expected future economic conditions, and any decisions on the timing and amount of adjustment revenue recognized. We also reviewed analyst reports, press releases, and other relevant third-party and/or industry trends data for contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.
Redwood City, California
March 2, 2020

EHEALTH, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2019*	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$23,466	$13,089
Accounts receivable	2,332	3,601
Commissions receivable — current	174,526	134,190
Prepaid expenses and other current assets	7,822	5,288
Total current assets	208,146	156,168
Commissions receivable — non-current	414,696	211,668
Property and equipment, net	10,518	7,684
Operating lease right-of-use assets	36,621	—
Restricted cash	3,354	—
Other assets	18,004	11,276
Intangible assets, net	10,062	12,249
Goodwill	40,233	40,233
Total assets	$741,634	$439,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,554	$5,688
Accrued compensation and benefits	29,578	20,763
Accrued marketing expenses	12,041	11,013
Earnout liability — current	37,273	20,730
Lease liabilities — current	4,759	—
Deferred revenue	2,570	876
Other current liabilities	2,210	1,549
Total current liabilities	112,985	60,619
Debt	—	5,000
Earnout liability — non-current	—	19,270
Deferred income taxes — non-current	64,130	47,901
Lease liabilities — non-current	34,305	—
Other non-current liabilities	3,050	3,339
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000 authorized; none issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized; 34,752 and 30,863 issued as of December 31, 2019 and 2018, respectively; 23,136 and 19,437 outstanding as of December 31, 2019 and 2018, respectively	35	31
Additional paid-in capital	455,159	298,024
Treasury stock, at cost: 11,616 and 11,426 shares as of December 31, 2019 and 2018, respectively	(199,998)	(199,998)
Retained earnings	271,852	204,965
Accumulated other comprehensive income	116	127
Total stockholders’ equity	527,164	303,149
Total liabilities and stockholders’ equity	$741,634	$439,278

_____________
* Reflects the impact from the adoption of ASC 842 on January 1, 2019. See Note 11 – Leases for details.

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenue
Commission	$466,676	$227,211	$176,883
Other	39,525	24,184	13,823
Total revenue	506,201	251,395	190,706
Operating costs and expenses
Cost of revenue	2,738	1,228	582
Marketing and advertising	150,249	82,939	65,874
Customer care and enrollment	134,304	70,547	59,183
Technology and content	47,085	31,970	32,889
General and administrative	64,150	45,828	39,969
Change in fair value of earnout liability	24,079	12,300	—
Amortization of intangible assets	2,187	2,091	1,040
Restructuring charges	—	1,865	—
Acquisition costs	—	76	621
Total operating costs and expenses	424,792	248,844	200,158
Income (loss) from operations	81,409	2,551	(9,452)
Other income, net	2,090	755	1,182
Income (loss) before provision (benefit) for income taxes	83,499	3,306	(8,270)
Provision (benefit) for income taxes	16,612	3,065	(33,696)
Net income	$66,887	$241	$25,426
Net income per share:
Basic	$2.90	$0.01	$1.37
Diluted	$2.73	$0.01	$1.33
Weighted-average number of shares used in per share amounts:
Basic	23,075	19,294	18,512
Diluted	24,539	20,409	19,047
Comprehensive income:
Net income	$66,887	$241	$25,426
Foreign currency translation adjustment, net of taxes	(11)	(75)	29
Comprehensive income	$66,876	$166	$25,455

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	29,492	$29	$272,778	(11,136)	$(199,998)	$179,298	$173	$252,280
Issuance of common stock in connection with exercise of common stock options	388	1	1,036	—	—	—	—	1,037
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(1,802)	(102)	—	—	—	(1,802)
Stock-based compensation expense	—	—	9,694	—	—	—	—	9,694
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	29	29
Net income	—	—	—	—	—	25,426	—	25,426
Balance at December 31, 2017	29,880	30	281,706	(11,238)	(199,998)	204,724	202	286,664
Issuance of common stock in connection with exercise of common stock options	688	1	2,687	—	—	—	—	2,688
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(4,504)	(188)	—	—	—	(4,504)
Shares issued for GMG acquisition	295	—	5,595	—	—	—	—	5,595
Stock-based compensation expense	—	—	12,540	—	—	—	—	12,540
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(75)	(75)
Net income	—	—	—	—	—	241	—	241
Balance at December 31, 2018	30,863	31	298,024	(11,426)	(199,998)	204,965	127	303,149
Issuance of common stock in connection with exercise of common stock options	834	1	5,534	—	—	—	—	5,535
Repurchase of shares to satisfy employee tax withholding obligations	—	—	(14,281)	(190)	—	—	—	(14,281)
Shares issued in equity offering	2,760	3	126,048	—	—	—	—	126,051
Settlement of earnout liability	295	—	17,264	—	—	—	—	17,264
Stock-based compensation expense	—	—	22,570	—	—	—	—	22,570
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	—	66,887	—	66,887
Balance at December 31, 2019	34,752	$35	$455,159	(11,616)	$(199,998)	$271,852	$116	$527,164

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net Income	$66,887	$241	$25,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,983	2,479	2,837
Amortization of internally developed software	3,821	2,201	1,464
Amortization of intangible assets	2,187	2,091	1,040
Stock-based compensation expense	22,570	12,540	9,694
Deferred income taxes	16,197	2,812	(30,341)
Change in fair value of earnout liability	24,079	12,300	—
Other non-cash items	(755)	675	(101)
Changes in operating assets and liabilities:
Accounts receivable	1,270	(2,127)	473
Commissions receivable	(243,364)	(50,967)	(21,640)
Prepaid expenses and other assets	(466)	232	(1,933)
Accounts payable	19,694	1,414	(1,866)
Accrued compensation and benefits	8,814	5,133	4,578
Accrued marketing expenses	1,028	6,320	(3,365)
Deferred revenue	1,694	491	(466)
Accrued restructuring charges	—	—	—
Accrued expenses and other liabilities	1,869	935	(1,341)
Net cash used in operating activities	(71,492)	(3,230)	(15,541)
Investing activities
Capitalized internal-use software and website development costs	(10,231)	(6,294)	(3,210)
Purchases of property and equipment and other assets	(6,641)	(4,534)	(1,868)
Payments for security deposits	(72)	—	—
Acquisition of business, net of cash acquired	—	(14,929)	—
Cash used in investing activities	(16,944)	(25,757)	(5,078)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	126,051	—	—
Net proceeds from exercise of common stock options	5,535	2,688	1,037
Repurchase of shares to satisfy employee tax withholding obligations	(14,281)	(4,504)	(1,802)
Proceeds from line of credit	—	5,000	—
Debt issuance costs	(517)	(1,221)	—
Repayment of debt	(5,000)	—	—
Acquisition-related contingent payments	(9,542)	—	—
Principal payments in connection with leases	(105)	(103)	(105)
Net cash provided by (used in) financing activities	102,141	1,860	(870)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	(77)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	13,731	(27,204)	(21,488)
Cash, cash equivalents and restricted cash at beginning of period	13,089	40,293	61,781
Cash, cash equivalents and restricted cash at end of period	$26,820	$13,089	$40,293
Supplemental disclosure of non-cash investing and financing activities
Supplemental disclosure of cash flows
Cash paid for interest	$42	$44	$20
Cash refunds from (paid for) income taxes, net	$741	$(139)	$(219)

The accompanying notes are an integral part of these consolidated financial statements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business – eHealth, Inc. (the “Company,” “eHealth,” “we” or “us”) is a leading private health insurance exchange for individuals, families and small businesses in the United States. Through our website addresses (www.eHealth.com,  www.eHealthInsurance.com,  www.eHealthMedicare.com, www.Medicare.com, www.PlanPrescriber.com and www.GoMedigap.com), consumers can get quotes from leading health insurance carriers, compare plans side-by-side, and apply for and purchase Medicare-related, individual and family, small business and ancillary health insurance plans. We actively market the availability of Medicare-related insurance plans and offer Medicare plan comparison tools and educational materials for Medicare-related insurance plans, including Medicare Advantage, Medicare Supplement and Medicare Part D prescription drug plans. Our ecommerce technology also enables us to deliver consumers’ health insurance applications electronically to health insurance carriers. We are licensed to market and sell health insurance in all 50 states and the District of Columbia.

Basis of Presentation – Our consolidated financial statements include the accounts of eHealth, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP.”) Certain prior period amounts have been reclassified to conform with our current period presentation. Our Consolidated Balance Sheet as of December 31, 2019 reflects the impact from the adoption of ASC 842 on January 1, 2019. See Note 11 – Leases for details.

Operating Segments – We report segment information based on how our chief executive officer, who is our chief operating decision maker (“CODM”), regularly reviews our operating results, allocates resources and makes decisions regarding our business operations. The performance measures of our segments include total revenue and profit (loss). Our business structure is comprised of two operating segments:

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates – The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to, but not limited to, the useful lives of intangible assets, fair value of investments, recoverability of intangible assets, the commissions we expect to collect for each approved member cohort, valuation allowance for deferred income taxes, provision for income taxes and the assumptions used in determining stock-based compensation. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Actual results may differ from these estimates.

Cash Equivalents – We consider all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at fair value.

Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization. Finance lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Income. Maintenance and minor replacements are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on estimated useful lives as follows:

Computer equipment and software	3	to	5 years
Office equipment and furniture	5 years
Leasehold improvements*	5	to	10 years

_______
* Lesser of useful life or related lease term

See Note 4 – Supplemental Financial Statement Information of the Notes to Consolidated Financial Statements for additional information regarding our property and equipment.

Business Combinations – We allocate the fair value of the acquisition consideration transferred in exchange for our acquired businesses to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the fair value of acquisition consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

Goodwill and Intangible Assets – Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. In the event that we realign our reporting units, we allocate our goodwill to the new reporting units using the relative fair value approach. We test our goodwill for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment test include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets.

Our goodwill is allocated among our two segments, (1) Medicare and (2) Individual, Family and Small Business. No goodwill impairment has been identified in any of the years presented in the accompanying Consolidated Statements of Comprehensive Income.

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

We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, we must make subjective judgments regarding the remaining useful lives of assets with finite useful lives. When we determine that the useful life of an asset is shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, remaining useful life. We evaluated the remaining useful lives of our intangible assets with finite lives and determined no material adjustments to the remaining lives were required. See Note 4 – Supplemental Financial

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement Information of the Notes to Consolidated Financial Statements for additional information regarding our intangible assets.

Other Long-Lived Assets – We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, we adopted the requirements of Accounting Standards ASC 606 using the full retrospective method, which permits adjusting prior periods as if ASC 606 had been in effect as of the beginning of the earliest period presented.

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

We account for revenue under ASC 606 – Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in ASC 606:

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

Commission Revenue — Our commission revenue results from approval of an application from health insurance carriers, which we define as our customers.  Our commission revenue is primarily comprised of commissions from health insurance carriers which is computed using the estimated constrained lifetime value of commission payments that we expect to receive.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the adoption of ASC 606, we recognize revenue at the time of plan approval by applying the latest estimated constrained LTV for that product. We estimate commission revenue for each product by using a portfolio approach to a group of approved members by plan type and the effective month of the relevant plan, which we refer to as “cohorts”. We estimate the cash commissions we expect to collect for each approved member cohort by evaluating various factors, including but not limited to, commission rates, carrier mix, estimated average plan duration, the regulatory environment, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. On a quarterly basis, we recompute LTV at a cohort level for all outstanding cohorts, review and monitor changes in the data used to estimate LTV as well as the cash received for each cohort as compared to our original estimates. The fluctuations of cash received for each cohort and LTV can be significant and may or may not be indicative of the need to adjust LTVs for prior period cohorts. Management analyzes these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we will adjust LTV for the affected cohorts at the time such determination is made. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable, accordingly. We refer the net commission revenue from members approved in prior periods as “adjustment revenue” and our revenue can fluctuate significantly from period to period as a result of adjustment revenue.

For Medicare-related, individual and family and ancillary health insurance plans, our services are complete once a submitted application is approved by the relevant health insurance carrier. Accordingly, we recognize commission revenue based upon the total estimated lifetime commissions we expect to receive for selling the plan after the carrier approves an application, net of an estimated constraint. We refer to these as estimated and constrained LTVs for the plan. We provide annual services in selling and renewing small business health insurance plans; therefore, we recognize small business health insurance plan commission revenue at the time the plan is approved by the carrier, and when it renews each year thereafter, equal to the estimated commissions we expect to collect from the plan over the following twelve months. Our estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved member to a paying member, forecasting average plan duration and forecasting the commission amounts likely to be received per member. These assumptions are based on our analysis of historical trends for the different cohorts and incorporate management’s judgment in interpreting those trends to apply the constraints discussed below. For our Medicare commission revenue, which represented 87%, 83% and 76% of our total commission revenue for the years ended December 31, 2019, 2018 and 2017, respectively, the estimated average plan duration used to calculate Medicare health insurance plan LTVs historically has been approximately 3 years for Medicare Advantage plans, approximately 5 years for Medicare Part D prescription drug plans, and approximately 5 years for Medicare Supplement plans. While the average plan duration has been approximately 3 years for Medicare Advantage plans, certain members may have a duration of up to 12 years. The estimated average plan duration used to calculate the LTV for major medical individual and family health insurance plans historically has been approximately 1.5 to 2 years. For short term health insurance plan LTVs, the estimated average plan duration historically

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has been less than six months. For all other ancillary health insurance plan LTVs, the estimated average plan duration has historically varied from 1 to 3 years. To the extent we make changes to the assumptions we use to calculate constrained LTVs, we recognize any material impact of the changes to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTV recognized as revenue.

Other Revenue – Our sponsorship and advertising program allows carriers to purchase advertising space in specific markets in a sponsorship area on our website. In return, we are typically paid a monthly fee, which is recognized over the period that advertising is displayed, and often a performance fee based on metrics such as submitted health insurance applications, which is recognized when control has been transferred. We also offer Medicare advertising services, which include website development, hosting and maintenance. In these instances, we are typically paid a fixed, up-front fee, which we recognize as revenue as control is transferred ratably over the service period.

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

Deferred Revenue – Deferred revenue includes deferred technology licensing implementation fees and amounts billed to or collected from sponsorship or technology licensing customers in advance of our performing our service for such customers. It also includes the amount by which both unbilled and billed services provided under our technology licensing arrangements exceed the straight-line revenue recognized to date.

Incremental Costs to Obtain a Contract — Our sales compensation plans, which are directed at converting leads into approved members, represent fulfillment costs and not costs to obtain a contract with a customer. Additionally, we reviewed compensation plans related to personnel responsible for identifying new health insurance carriers and entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts.

Book-of-Business Transfers – We entered into several agreements with a broker partner, whereby the partner transferred certain of its existing Medicare plan members to us as the broker of record on the underlying policies. The first of these book-of-business transfers occurred in November 2010 and the most recent in June 2012. Total consideration paid by us for these books-of-business was $13.9 million. The consideration we paid to the broker partner was based on the discounted commissions expected to be received over the remaining life of each transferred Medicare plan member. As we receive commission payments from health insurance carriers for these plan members, we record the margin earned to other income , net in the Consolidated Statements of Comprehensive Income. The margin earned and recorded to other income, net for these books-of-business for the years ended December 31, 2019, 2018 and 2017 totaled $0.6 million, $0.8 million, and $0.9 million, respectively.

Cost of Revenue – Included in cost of revenue are payments related to health insurance policies sold to members who were referred to our website by marketing partners with whom we have revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, marketing partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

Marketing and Advertising Expenses – Marketing and advertising expenses consist primarily of member acquisition expenses associated with our direct, marketing partner and online advertising member acquisition channels, in addition to compensation and other expenses related to marketing, business development, partner management, public relations and carrier relations personnel who support our offerings. We recognize direct marketing expenses in our direct member acquisition channel in the period in which they are incurred. We recognize online marketing expenses associated with search advertising in

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the period in which the consumer clicks on the advertisement. Advertising costs incurred in the years ended December 31, 2019, 2018 and 2017 totaled $122.6 million, $64.4 million, and $56.0 million, respectively.

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

Research and Development Expenses – Research and development expenses consist primarily of compensation and related expenses incurred for employees on our engineering and technical teams. Research and development costs, which totaled $8.1 million, $6.9 million and $7.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, are included in technology and content expense in the accompanying Consolidated Statements of Comprehensive Income.

Deferred Contract Costs – Deferred contract costs primarily represent direct costs related to professional services provided in connection with technology licensing arrangements that are accounted for as a single unit of accounting.  The direct professional services costs are deferred up until the commencement of revenue recognition of the single unit and then recognized as cost of revenue ratably over the same period as the related revenue.

Internal-Use Software and Website Development Costs – We capitalize costs of materials, consultants and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Our judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally 3 years. For the years ended December 31, 2019, 2018 and 2017, we capitalized internal-use software and website development costs of $10.2 million, $6.3 million and $3.2 million respectively, and recorded amortization expense of $3.8 million, $2.2 million, and $1.5 million respectively.

Stock-Based Compensation – We recognize stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Income based on the fair value of our stock-based awards over their respective vesting periods, which is generally 4 years. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model and a single option award approach. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. Through December 31, 2019, we had not declared or paid any cash dividends, and we do not expect to pay any in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings target achievement. The estimated fair value of performance awards with market conditions is determined using the Monte-Carlo simulation model. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

401(k) Plan – In September 1998, our board of directors adopted a defined contribution retirement plan ("401(k) Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Participation in the 401(k) Plan is available to substantially all employees in the United States. Employees can contribute up to 25% of their salary, up to the federal maximum allowable limit, on a before-tax basis to the 401(k) Plan. Employee contributions are fully vested when contributed. Our contributions to the 401(k) Plan are discretionary and are expensed when incurred. We also match employee contributions to our 401(k) Plan at 25% of an employee’s contribution each pay period, up to a maximum of 3% of the employee’s salary during such pay period for the year ended December 31, 2019, compared to a maximum of 2% and 1% for the years ended December 31, 2018 and 2017, respectively. Our matching contributions are expensed as incurred and vest one-third for each of the first three years of the recipient’s service. The recipient is fully vested in all 401(k) Plan matching contributions after three years of service. We recognized expense of $2.3 million, $1.0 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to 401(k) matching contributions.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – We account for income taxes using the liability method. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

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

Seasonality – A greater number of our Medicare-related health insurance plans are sold in our fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, our Medicare plan-related commission revenue is highest in our fourth quarter.

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

Recently Adopted Accounting Pronouncements

Leases (Topic 842) – In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance also eliminates existing real estate-specific provisions for all entities. The new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted the standard using the optional modified retrospective transition method on January 1, 2019. As a result of adopting the ASU, on January 1, 2019, we recorded a right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively. See Note 11– Leases for further discussion on our leases.

Recent Accounting Pronouncement Not Yet Adopted

Financial Instruments – Credit Losses (Topic 326) – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for us beginning January 1, 2020 using a modified retrospective transition method. We are still in the process of assessing the impact on our consolidated financial statements and disclosure from the adoption of this standard update.

Income Taxes (Topic 740) – In December 2019, the FASB issued ASU No. 2019-12, Income Tax, Simplifying the Accounting for Income Taxes, which aims to simplify the accounting by removing certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify GAAP for other areas under this Topic by clarifying existing guidance. ASU 2019-12 is effective for us beginning January 1, 2021. The amendments in this standard update have individually different adoption approaches. We are still in the process of assessing the impact on our consolidated financial statements and disclosure from the adoption of this standard update.

Note 2 – Revenue

Adoption of ASC 606

As discussed in Note 1 - Summary of Business and Significant Accounting Policies, the FASB issued ASU 2014-09 in

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014, which, as amended, created ASC 606. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also contains significant new disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 effective January 1, 2018, on a full retrospective basis. We have applied the standard to all contracts. Upon adoption, our retained earnings balance increased by $174.7 million as of December 31, 2016.

Revenue Recognition Based on Estimated Constrained LTV

We recognize revenue for plans approved during the period by applying the latest estimated constrained LTV for that product. We recognize adjustment revenue for plans approved in prior periods when there is a change in estimate to expected cash collections as a result of sufficient evidence that demonstrates a trend that is different from the estimated constrained LTV at the time of approval. We recognize adjustment revenue when we do not believe there is a probable significant reversal. We assess the risk of significant revenue reversal based on statistical and qualitative analysis given historical information and current market conditions.

For Medicare-related, individual and family and ancillary health insurance plans, we apply constraints to determine the amount of commission revenue to recognize per approved plan. The constraints are applied to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the plan is subsequently resolved. The judgments that can be significant in estimating LTVs are related to the constraint. To determine the constraints to be applied to LTV, we compare prior calculations of LTV to actual cash received and review the reasons for any differences. We then apply judgment in assessing whether the difference between historical cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods including but not limited to commission rates, carrier mix, plan duration, changes in laws and regulations, and cancellations of insurance plans offered by health insurance carriers with which we have a relationship. We evaluate the appropriateness of our constraints on a quarterly basis, and we update the assumptions when we observe a sufficient level of evidence that would suggest that the long-term expectation underlying the assumptions has changed.

We recorded adjustment revenue for plans approved in prior periods of $88.1 million, $10.8 million and $13.0 million, respectively, or $3.82, $0.56, $0.70 per basic share, or $3.59, $0.53, $0.68 per diluted shares, respectively, for the years ended December 31, 2019, 2018 and 2017.

Commission revenue by segment is presented in the table below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Medicare
Commission Revenue from Members Approved During the Period (1)	$355,916	$192,382	$134,093
Net Commission Revenue from Members Approved in Prior Periods (2)	55,292	(124)	917
Total Medicare Segment Commission Revenue	$411,208	$192,258	$135,010
Individual, Family and Small Business
Commission Revenue from Members Approved During the Period (1)	$22,614	$24,079	$29,767
Net Commission Revenue from Members Approved in Prior Periods (2)	32,854	10,874	12,106
Total Individual, Family and Small Business Segment Commission Revenue	$55,468	$34,953	$41,873
________

(1)	These amounts include commission bonus revenue.

(2)
These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period.  These amounts include revenue associated with renewing small business health insurance members. Adjustment revenue includes reductions to revenue for certain prior periods cohorts of $3.1 million, $3.2 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the adoption of ASC 606, we have evaluated changes in estimated cash collections and compare these to the initial estimates of LTV at the time of approval. We have historically recorded adjustment revenue in the period when the risk of significant reversal in not probable. We continue to enhance our LTV estimation models to improve the accuracy and to reduce the fluctuations of our LTV estimates. For Medicare Advantage, our principal product, the quarterly revisions to expected cash collections have generally exceeded the estimated constrained LTVs and revenue recognized at the time of approval. At the time of ASC 606 adoption, we had been selling Medicare Advantage plans for approximately 7 years with limited volumes until the enrollment season in the fourth quarter of 2015 and volumes have continued to increase. During the fourth quarter of 2019, with additional data on Medicare Advantage plans and the application of statistical tools we were able to enhance our Medicare Advantage LTV estimation model to increase the accuracy of LTV estimates with an emphasis on improving member attrition forecasting. The enhancements to the Medicare Advantage LTV estimation model provide greater statistical certainty on expected cash collections, particularly for earlier period cohorts.  As we had sufficient additional information with respect to increases in LTVs and estimates of future cash collections related to earlier period cohorts, we concluded that it was probable that a significant reversal of cumulative revenue would not occur for certain prior period cohorts and, accordingly, recognized adjustment revenue related to these prior period cohorts in 2019. For the Medicare segment, we recognized adjustment revenue of $55.3 million for the year ended December 31, 2019, of which $50.8 million was recognized for Medicare Advantage plans during the fourth quarter of 2019. For the Individual, Family and Small Business segment, we recognized adjustment revenue of $32.9 million for the year ended December 31, 2019, in response to observing longer plan duration than initially anticipated at the time of enrollment for these plans.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue – The table below depicts the disaggregation of revenue by product and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2019	2018	2017
Medicare
Medicare Advantage	$339,810	$143,445	$107,567
Medicare Supplement	40,345	31,166	15,436
Medicare Part D	26,824	14,609	11,085
Total Medicare	406,979	189,220	134,088
Individual and Family (1)
Non-Qualified Health Plans	17,559	6,470	10,024
Qualified Health Plans	6,866	5,789	7,055
Total Individual and Family	24,425	12,259	17,079
Ancillary
Short-term	10,524	5,583	5,503
Dental	5,238	2,717	5,062
Vision	2,002	1,467	1,607
Other	3,985	4,941	3,877
Total Ancillary	21,749	14,708	16,049
Small Business	9,922	8,595	7,501
Commission Bonus	3,601	2,429	2,166
Total Commission Revenue	466,676	227,211	176,883
Other Revenue	39,525	24,184	13,823
Total Revenue	$506,201	$251,395	$190,706
_______

(1)
We define our individual and family plan offerings as major medical individual and family health insurance plans, which does not include Medicare-related, small business or ancillary plans. Individual and family health insurance plans include both qualified and non-qualified plans. Qualified health plans are individual and family health insurance plans that meet the requirements of the Affordable Care Act and are offered through the government-run health insurance exchange in the relevant jurisdiction. Non-qualified health plans are individual and family health insurance plans that meet the requirements of the Affordable Care Act and are not offered through the exchange in the relevant jurisdiction. Individuals that purchase non-qualified health plans cannot receive a subsidy in connection with the purchase of those plans.

Note 3 – Acquisition

On January 22, 2018, we completed our acquisition of all outstanding membership interests of Wealth, Health and Life Advisors, LLC, more commonly known as GoMedigap, a technology-enabled provider of Medicare Supplement enrollment services. The acquisition consideration consisted of cash of $15.0 million, less $0.1 million of cash acquired, and 294,637 shares of our common stock. In addition, the members of GoMedigap are entitled to receive earnout payments ("Earnout Consideration") consisting of up to $20.0 million in cash and 589,275 shares of our common stock. The Earnout Consideration became payable, subject to the terms and conditions of the purchase agreement relating to the acquisition, upon the final determination of the achievement of certain milestones in 2018 and 2019.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
_______
(1) The fair value of equity awards issued was determined based on the January 22, 2018 closing price of our common stock of $18.99 per share.

Goodwill and Intangible Assets – Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is primarily attributable to the assembled workforce, new product development capabilities and anticipated synergies and economies of scale expected from the operations of the combined company. The goodwill was assigned to our Medicare segment. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the asset may be impaired. Factors that we consider in deciding when to perform an impairment test include significant negative industry or economic trends or significant changes or planned changes in our use of the intangible assets. Goodwill will be deductible for tax purposes over 15 years.

Earnout liability – The earnout liability represents the fair value of the Earnout Consideration payable and is adjusted to fair value at each reporting date until settled. Changes in fair value were recognized in income (loss) from operations. The first and second earnout liability payments were made in February 2019 and January 2020, respectively. See Note 5 – Fair Value Measurements for further discussion regarding the earnout liability.

Fair Value Measurements – The assets acquired and liabilities assumed of GoMedigap have been recognized at fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires three levels of hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of inputs used in the valuation of such items based on the lowest level of input that is significant to fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the acquired technology were determined by using income and cost methods. Fair value of trade names were determined using the profit allocation method, which is based on the estimated royalties we are relieved from paying because we own the assets.

The fair value of the Earnout Consideration payable was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. Key assumptions included new enrollments and volatility for the years ended December 31, 2019 and 2018, as well as eHealth’s simulated stock price at the time of payment. The Earnout Consideration payable was part of the acquisition consideration and was adjusted to fair value at each reporting date until settled. The fair value adjustments to the earnout liability during the year ended December 31, 2019 and 2018 were $24.1 and $12.3 million, respectively.

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

Note 4 – Supplemental Financial Statement Information

Cash, Cash Equivalents and Restricted Cash – As of December 31, 2019 and 2018, our cash equivalents consisted of money market accounts that invested in U.S. government-sponsored enterprise bonds and discount notes, U.S. government treasury bills and notes and repurchase agreements collateralized by U.S. government obligations. As of December 31, 2019 and 2018, our cash equivalents carried no unrealized gains or losses and we did not realize any significant gains or losses on sales of cash equivalents during the years ended December 31, 2019 and 2018. As of December 31, 2019, we had $3.4 million restricted cash to collateralize letters of credit related to certain lease commitments.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our cash, cash equivalent and restricted cash balances are summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
Cash	$16,205	$12,766
Money market funds	7,261	323
Cash and cash equivalents	$23,466	$13,089
Restricted cash	3,354	—
Total cash, cash equivalents and restricted cash	$26,820	$13,089

Concentration of Credit Risk – Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents and total accounts receivable (which includes commissions receivable). We invest our cash and cash equivalents with major banks and financial institutions and, at times, such investments are in excess of federally insured limits. We also have deposits with major banks in China that are denominated in both U.S. dollars and Chinese Yuan Renminbi and are not insured by the U.S. federal government.

We do not require collateral or other security for our total accounts receivable. As of December 31, 2019, three customers represented 22%, 20%, and 20%, respectively, for a combined total of 62% of our $591.6 million total outstanding accounts receivable balance. As of December 31, 2018, three customers represented 19%, 19%, and 19%, respectively, or a combined total of 57%, of our $349.5 million total outstanding accounts receivable balance. No other customers represented 10% or more of our total accounts receivable at either December 31, 2019 or 2018. We believe the potential for collection issues with any of our customers was minimal as of December 31, 2019. Accordingly, our estimate for uncollectible amounts as of December 31, 2019 was immaterial.

Accounts Receivable – Our total accounts receivable are summarized as of the periods presented below (in thousands):

	December 31, 2019	December 31, 2018
Commissions receivable - current	$174,526	$134,190
Commissions receivable - non-current	414,696	211,668
Accounts receivable	2,332	3,601
Total accounts receivable	$591,554	$349,459

Commission Receivable – Our commission receivable activities are summarized as follows (in thousands):

	For the year ended December 31,
	2019	2018	2017
Beginning balance	$345,858	$279,417	$257,777
Commission revenue from members approved during the period (1)	378,530	216,461	163,860
Net commission revenue adjustments from members approved in prior period (2)	88,146	10,750	13,023
Cash receipts	(223,312)	(160,770)	(155,243)
Ending balance	$589,222	$345,858	$279,417
________

(1)	These amounts include commission bonus revenue.

(2)
These amounts reflect our revised estimates of cash collections for certain members approved prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period.  These amounts include revenue associated with renewing small business health insurance members.

The commissions receivable balance at the end of each year primarily relates to Medicare Advantage and Medicare Part D plans sold during the fourth quarter with effective dates in the following year.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets – Our prepaid expenses and other current assets are summarized as of the periods presented below (in thousands):

	December 31, 2019	December 31, 2018
Prepaid maintenance contracts	$3,853	$1,937
Equity issuance costs	—	294
Prepaid insurance	918	161
Prepaid rent	96	324
Income tax receivable	584	1,108
Other current assets	2,371	1,464
Prepaid expenses and other current assets	$7,822	$5,288

Property and Equipment – Our property and equipment are summarized as of the periods presented below (in thousands):

	December 31, 2019	December 31, 2018
Computer equipment and software	$17,893	$17,246
Office equipment and furniture	4,995	3,319
Leasehold improvements	6,051	6,345
Property and equipment, gross	28,939	26,910
Less accumulated depreciation and amortization	(18,421)	(19,226)
Property and equipment, net	$10,518	$7,684

Depreciation and amortization expense related to property and equipment totaled $3.0 million, $2.5 million, and $2.8 million in the years ended December 31, 2019, 2018 and 2017, respectively.

Other Assets – Other assets are summarized as of the periods presented below (in thousands):

	December 31, 2019	December 31, 2018
Capitalized software project costs	$14,718	$8,308
Debt issuance costs - non-current	1,149	1,099
Security deposits	555	483
Deferred tax assets	264	232
Income tax receivable	456	913
Other	862	241
Other assets	$18,004	$11,276

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets – The carrying amounts, accumulated amortization, net carrying value and weighted average remaining life of our definite-lived amortizable intangible assets, as well as our indefinite-lived intangible trademarks, are presented in the tables below (dollars in thousands, useful life in years):

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Technology	$2,000	$(1,278)	$722	1.1	$2,000	$(611)	$1,389	2.1
Pharmacy and customer relationships	9,500	(9,183)	317	0.3	9,500	(8,234)	1,266	1.3
Trade names, trademarks and website addresses	5,700	(1,791)	3,909	8.0	5,700	(1,220)	4,480	8.9
Total intangible assets subject to amortization	$17,200	$(12,252)	4,948		$17,200	$(10,065)	$7,135
Indefinite-lived trademarks and domain names			5,114	Indefinite			5,114	Indefinite
Intangible assets			$10,062				$12,249

During the years ended December 31, 2019, 2018, and 2017, amortization expense related to intangible assets totaled $2.2 million, $2.1 million, and $1.0 million, respectively.

As of December 31, 2019, our expected amortization expense in future periods were as follows (in thousands):

Years Ending December 31,	Technology	Pharmacy and Customer Relationships	Trade Names, Trademarks and Website Addresses	Total
2020	$667	$317	$509	$1,493
2021	55	—	480	535
2022	—	—	480	480
2023	—	—	480	480
2024	—	—	480	480
Thereafter	—	—	1,480	1,480
Total	$722	$317	$3,909	$4,948

Note 5 – Fair Value Measurements

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands):

	December 31, 2019				December 31, 2018
	Carrying Value	Level 1	Level 3	Total	Carrying Value	Level 1	Level 3	Total
Assets
Money market funds	$7,261	$7,261	$—	$7,261	$323	$323	$—	$323
Liability
Earnout liability - current	$37,273	$—	$37,273	$37,273	$20,730	$—	$20,730	$20,730
Earnout liability - non-current	—			$—	19,270	—	$19,270	$19,270
Total liabilities measured and recorded at fair value	$37,273	$—	$37,273	$37,273	$40,000	$—	$40,000	$40,000

Our cash equivalents were invested in money market funds and were classified as Level 1. We endeavor to utilize the best available information in measuring fair value. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the years ended December 31, 2019 and 2018.

We measure the earnout liability using internally developed assumptions; therefore, it is classified as Level 3. The fair value of the earnout liability was measured using probability-weighted analysis and is discounted using a rate that appropriately captures the risk associated with the obligation. The fair value of the earnout liability as of December 31, 2019 was adjusted to the amount that we settled in January 2020. Key assumptions included new enrollments and volatility for the years ended December 31, 2019 and 2018 and our stock price at the time of payment.

Our earnout liability activities are summarized as follows (in thousands):

Balance as of December 31, 2017	$—
Recognition of earnout liability upon acquisition of GoMedigap on January 22, 2018	27,700
Change in fair value	12,300
Balance as of December 31, 2018	$40,000
Change in fair value	24,079
Settlements	(26,806)
Balance as of December 31, 2019	$37,273

In February 2019, we made the first earnout payment to GoMedigap consisting of $9.5 million in cash and 294,608 shares of our common stock with a value of $17.3 million. In January 2020, we made the second payment, which consisted of $8.8 million in cash and 294,608 shares of our common stock with a value of $28.5 million.

Note 6 – Equity

Our board of directors has the authority, without any further action by our stockholders, to issue up to 110.0 million shares, par value $0.001 per share, of which 10.0 million shares are designated as preferred stock. As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.

Common Stock – On all matters submitted to our stockholders for vote, our common stockholders are entitled to one vote per share, voting together as a single class, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Subject to preferences that may apply to any shares of preferred stock outstanding, the holders of common stock are entitled to share equally in any dividends, when and if declared by our board of directors. Upon the occurrence of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share equally in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to the common stock.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the effective registration statement which was filed on December 17, 2018, and amended on January 22, 2019, we entered into an underwriting agreement to issue 2.4 million shares of common stock, which included the exercise in full of the underwriters’ option to purchase 0.4 million additional shares of common stock, at a price to the public of $48.50 per share in January 2019, for a total of 2.8 million shares issued in connection with the offering. Net proceeds from the offering were approximately $126.1 million after deducting underwriting discounts, commissions and estimated expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Shares Reserved – We generally issue previously unissued common stock upon the exercise of stock options, the vesting of restricted stock units and upon granting of restricted common stock awards; however we may reissue previously acquired treasury shares to satisfy these future issuances. Shares of authorized but unissued common stock reserved for future issuance were as follows (in thousands):

	December 31, 2019	December 31, 2018
Stock options issued and outstanding	649	1,005
Restricted stock units issued and outstanding	2,201	1,869
Shares available for grant	2,197	512
Total shares reserved	5,047	3,386

Stock Plans – On June 12, 2014, upon approval at the Annual Meeting of Stockholders, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 2006 Equity Incentive Plan and 4.5 million shares were authorized for issuance under the 2014 Plan. The 2014 Plan does not include an evergreen provision to automatically increase the number of shares available under it and increases in the number of shares authorized for issuance under the 2014 Plan require stockholder approval. Also, under the 2014 Plan the following shares are not recycled for future grant under the 2014 Plan: (i) shares used in connection with the exercise of an option and/or stock appreciation right to pay the exercise price or purchase price of such award or satisfy applicable tax withholding obligations; and (ii) the gross number of shares subject to stock appreciation rights that are exercised. Furthermore, the 2014 Plan included a provision that prohibits repricing of outstanding stock options or stock appreciation rights and formalized and updated procedures to qualify awards as “performance-based” compensation under Section 162(m) of the Internal Revenue Code in order to preserve full tax deductibility of such awards.

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity under our 2014 Equity Incentive Plan (the “2014 Plan”) for the year ended December 31, 2019 (in thousands):

Beginning balance (1)	512
Additional shares authorized	2,500
Restricted stock units granted (2)	(970)
Options granted (3)	(19)
Restricted stock units cancelled (4)	124
Options cancelled	50
Ending balance	2,197
_______

(1)	Shares available for grant do not include treasury stock shares that could be granted if we determined to do so.

(2)	Includes grants of restricted stock units with service, performance-based or market-based vesting criteria.

(3)	Includes grants of stock options with service, performance-based or market-based vesting criteria.

(4)	Includes cancelled restricted stock units with service, performance-based or market-based vesting criteria.

The following table summarizes stock option activity under the Stock Plans (in thousands, except weighted-average exercise price and weighted-average remaining contractual life data):

	Number of Stock Options (1)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2018	1,005	$18.34	5.0	$20,226
Granted	19	$63.54
Exercised	(319)	$17.45
Cancelled	(56)	$24.71
Outstanding balance as of December 31, 2019	649	$19.57	4.4	$49,661
Vested and expected to vest at December 31, 2019	631	$19.32	4.3	$48,404
Exercisable at December 31, 2019	428	$16.67	3.9	$33,995
_______

(1)	Includes certain stock options with service, performance-based or market-based vesting criteria.

(2)	The aggregate intrinsic value is calculated as the product between eHealth’s closing stock price as of December 31, 2019 and 2018 at the exercise price of in-the-money options as of those dates.

The following table provides information pertaining to our stock options for the years presented below (in thousands, except weighted-average fair values):

	Year Ended December 31,
	2019	2018	2017
Weighted average fair value of options granted	$33.19	$12.78	$9.03
Total fair value of options vested	$2,924	$2,263	$799
Intrinsic value of options exercised	$19,890	$1,461	$430

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity under the Stock Plans (in thousands, except weighted-average grant date fair value and weighted-average remaining contractual life data):

	Number of Restricted Stock Units (1)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Service Period	Aggregate Intrinsic Value (2)
Unvested as of December 31, 2018	1,869	$16.95	4.8	$71,816
Granted	970	$17.96
Vested	(514)	$17.01
Cancelled	(124)	$31.50
Unvested as of December 31, 2019	2,201	$39.08	7.2	$211,443

_______

(1)	Includes certain restricted stock units with service, performance-based or market-based vesting criteria.

(2)
The aggregate intrinsic value is calculated as the difference of our closing stock price as of December 31, 2019 and 2018 multiplied by the number of restricted stock units outstanding as of December 31, 2019 and 2018, respectively.

Stock Repurchase Programs – We had no stock repurchase activity during the years ended December 31, 2019, 2018 or 2017. In addition to 10.7 million shares repurchased under our past repurchase programs as of December 31, 2019, we had in treasury 1.0 million shares that were previously surrendered by employees to satisfy tax withholdings due in connection with the vesting of certain restricted stock units. As of December 31, 2019 and 2018, we had a total of 11.6 million shares and 11.4 million, respectively, held in treasury.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock-Based Compensation Expense – The fair value of stock options granted to employees  was estimated using the following weighted average assumptions for the years presented below:

	Year Ended December 31,
	2019	2018	2017
Expected term	4.3	4.3	4.3
Expected volatility	65.3%	68.3%	69.8%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.1%	2.7%	1.8%

The weighted-average fair value of the market-based options and restricted stock units was determined using the Monte Carlo simulation model using the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term	1.4	1.6	1.6
Expected volatility	57.8%	69.8%	70.9%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.4%	2.5%	1.7%
Weighted-average grant date fair value	$58.16	$13.48	$9.42

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock-based compensation expense recorded for the years presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Common stock options	$2,215	$1,991	$1,863
Restricted stock units	20,355	10,549	7,831
Total stock-based compensation expense	$22,570	$12,540	$9,694

The following table summarizes stock-based compensation expense by operating function for the years presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Marketing and advertising	$4,230	$1,974	$1,033
Customer care and enrollment	1,451	816	418
Technology and content	3,611	1,675	1,410
General and administrative	13,278	7,824	6,833
Restructuring charges	—	251	—
Total stock-based compensation expense	$22,570	$12,540	$9,694

As of December 31, 2019, there was $2.7 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2019, there was $65.5 million of total unamortized compensation cost, net of estimated forfeitures, related to restricted stock units, expected to be recognized over a weighted average period of 2.8 years.

Accelerated Vesting

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

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic
Net income	$66,887	$241	$25,426
Shares used in per share calculation - basic	23,075	19,294	18,512
Net income per share – basic	$2.90	$0.01	$1.37

Diluted
Net income	$66,887	$241	$25,426
Shares used in per share calculation - basic	23,075	19,294	18,512
Dilutive effect of common stock	1,464	1,115	535
Total common stock shares used in diluted share calculation	24,539	20,409	19,047
Net income per share – diluted	$2.73	$0.01	$1.33

For each of the years ended December 31, 2019, 2018 and 2017, we had securities outstanding that could potentially dilute net income per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation of diluted net income per share as their effect would have been anti-dilutive. The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income per share consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Common stock options	11	291	908
Restricted stock units	41	13	1,296
Total	52	304	2,204

Note 8 – Commitments and Contingencies

Contingencies

From time to time, we receive inquiries from governmental bodies and also may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We accrued approximately $1.2 million as of December 31, 2019 for amounts we believe will be payable for certain current legal proceedings, including the matters discussed below. Legal proceedings or other contingencies could result in material costs, even if we ultimately prevail.

Legal Proceedings

The Gonzalez and Le'Vita Complaints – On April 6, 2018, a former employee, Lupita Gonzalez, filed a complaint against us in the Superior Court of the State of California for the County of Sacramento (the “Gonzalez Complaint”). The Gonzalez Complaint is brought under the California Private Attorney General Act (“PAGA”) on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that we violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing compliant meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Gonzalez Complaint seeks penalties and costs, expenses and attorneys’ fees.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2019, two other current or former employees, Michael Le’Vias and Ramona Meadows, filed a related complaint against us and eHealth Ins. Serv. Co., in the Superior Court of the State of California for the County of Santa Clara (the “Le’Vias Complaint”). A substantial overlap exists between the facts and circumstances alleged in the Gonzalez Complaint and the Le’Vias Complaint. Specifically, the Le’Vias Complaint is also brought under PAGA on behalf of all current and former hourly-paid or non-exempt employees who work or have worked for us in California. The claim alleges that we violated wage and hour laws with respect to these non-exempt employees, including, among other things, the failure to comply with California law as to (i) the payment of overtime wages; (ii) the payment of minimum wages; (iii) providing compliant meal and rest periods, (iv) the payment of wages earned during employment and owed upon the termination of employment; (v) providing complete and accurate wage statements, (vi) keeping of accurate payroll records; and (vii) the proper reimbursement for necessary business-related expenses and costs. The Le’Vias Complaint seeks unpaid wages, penalties and costs, expenses and attorneys’ fees.

The parties have agreed to resolve both the Le’Vias and Gonzalez Complaints, which settlement will require court approval.  In the interim, the parties have stipulated to vacate or, in the alternative, stay proceedings, including all discovery, with the exception of any deadlines or proceedings necessary to effectuate the settlement.  The parties are seeking a court order vacating or, in the alternative, continuing the April 13, 2020 trial date for the Gonzalez matter.

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

 The following table presents a summary of our future minimum payments under non-cancellable operating lease agreements and contractual service and licensing obligations as of December 31, 2019 (in thousands):

For the Years Ending December 31,	Operating Lease Obligations	Service and Licensing Obligations	Total Obligations
2020	$7,040	$3,073	$10,113
2021	6,529	1,825	8,354
2022	5,266	692	5,958
2023	6,103	444	6,547
2024	5,909	229	6,138
Thereafter	21,983	—	21,983
Total	$52,830	$6,263	$59,093

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Segment and Geographic Information

Operating Segments

The results of our operating segments are summarized for the periods presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue
Medicare	$446,961	$210,570	$142,448
Individual, Family and Small Business	59,240	40,825	48,258
Total revenue	$506,201	$251,395	$190,706

Segment profit
Medicare segment profit	$155,234	$60,844	$22,137
Individual, Family and Small Business segment profit	23,368	5,803	9,573
Total segment profit	178,602	66,647	31,710
Corporate	(45,374)	(32,996)	(26,970)
Stock-based compensation expense	(22,570)	(12,289)	(9,694)
Depreciation and amortization	(2,983)	(2,479)	(2,837)
Change in fair value of earnout liability	(24,079)	(12,300)	—
Restructuring charge	—	(1,865)	—
Acquisition costs	—	(76)	(621)
Amortization of intangible assets	(2,187)	(2,091)	(1,040)
Other income (expense), net	2,090	755	$1,182
Income (loss) before provision (benefit) for income taxes	$83,499	$3,306	$(8,270)

There are no internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

Geographic Information

Our long-lived assets consist primarily of property and equipment and internally-developed software. All of our intangible assets are located in the United States. Our long-lived assets are attributed to the geographic location in which they are located. Long-lived assets (excluding intangible assets and goodwill) by geographical area are summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
United States	$64,408	$18,228
China	471	499
Total	$64,879	$18,727

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

Substantially all revenue for the years ended December 31, 2019, 2018 and 2017 was generated from customers located in the United States. Carriers representing 10% or more of our total revenue are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Humana	26%	22%	20%
UnitedHealthcare (1)	19%	19%	23%
Aetna (2)	17%	14%	10%

____________

(1)	UnitedHealthcare also includes other carriers owned by UnitedHealthcare.

(2)	Aetna includes other carriers owned by Aetna.

Note 10 – Restructuring
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
We recognized $1.9 million in pre-tax restructuring charges, which included approximately $1.6 million for employee termination benefits and $0.3 million in non-cash accelerated stock-based compensation in the year ended December 31, 2018. The restructuring activities comprising the plan were completed in June 2018.

The following table summarizes the total cash and non-cash restructuring charges recognized during the periods presented below (in thousands):

December 31, 2018
Employee termination costs	$1,605
Non-cash employee termination costs - stock-based compensation	251
Other restructuring related costs	9
Total restructuring charges	$1,865

The following table summarizes the accrued restructuring charges activity during the periods presented below (in thousands):

	Year Ended December 31, 2018
	Beginning balance	Charges	Payments	Ending balance
Employee termination costs	$—	$1,605	$(1,605)	$—
Accrued restructuring charges - current	$—	$1,605	$(1,605)	$—

There were no restructuring charges and payments during the year ended December 31, 2019. Accrued restructuring charges balance remained zero as of December 31, 2019.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Leases

Adoption of ASC 842

On January 1, 2019, we adopted ASC 842 – Leases, using the optional modified retrospective transition method. We have operating and finance leases for our corporate offices and certain equipment. Our leases have remaining lease terms of 1 to 10 years. Our operating lease expense recognized under ASC 842 was $6.4 million for the year ended December 31, 2019, and our cash outflows related to operating leases were $5.4 million for the year ended December 31, 2019. As a result of adopting the ASC, on January 1, 2019, we recorded a right-of-use asset and lease liability of $23.3 million and $24.6 million, respectively. During 2019, we recorded an additional lease liability of $10.8 million related to newly leased office space in Indianapolis, Indiana, which is described further below, and $1.1 million and $0.8 million related to an expansion and lease extension, respectively, of our office space in Gold River, California. We recorded additional lease liabilities totaling $4.9 million related to amendments made to our Salt Lake City office lease agreement during 2019. During the year ended December 31, 2019, we had non-cash investing activities of $40.6 million relating to right-of-use assets in the Consolidated Statements of Cash Flows.

Supplemental information as of December 31, 2019 related to leases is as follows (in thousands):

Operating lease right-of-use assets	$36,621
Operating lease liabilities	$39,064
Weighted-average remaining lease term of operating leases	7.6 years
Weighted-average discount rate used to recognize operating lease right-of-use-assets*	5.9%
_______
* As our leases do not provide an implicit rate of interest, we use our incremental borrowing rate based on the information available at commencement date or remeasurement date in determining the present value of lease payments.

As of December 31, 2019, maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
2020	$7,040
2021	6,529
2022	5,266
2023	6,103
2024	5,909
Thereafter	21,983
Total lease payments	52,830
Less imputed interest	(13,766)
Total	$39,064

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

In June 2019, we entered into a sublease agreement for 56,276 square feet and a lease agreement for 81,515 square feet as a sublessee and lessee, respectively, of office space in Indianapolis, Indiana. The sublease consists of two suites (Suite 200 and Suite 300). The lease term of Suite 300 commenced on June 3, 2019, and the lease term of Suite 200 commenced on July 1, 2019. The term of the sublease will terminate on October 31, 2022. The term of the lease, which will commence after the sublease, extends from November 1, 2022 to January 31, 2030, which, in addition to Suite 200 and Suite 300, includes an additional 25,239 square feet of office space in Suite 100. As of December 31, 2019, future minimum payments related to the Indiana office space are expected to be $17.6 million over the remaining term of the lease, plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. The landlord also agreed to

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribute up to $1.9 million toward the cost of leasehold improvements. In connection with the Indianapolis, Indiana lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.8 million.

In April 2019, we entered into an amendment to the lease agreement for our Gold River, California, office to expand our office space to a total of 63,206 square feet from 44,738 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the expanded office space will terminate on September 30, 2021. As of December 31, 2019, future minimum payments are expected to be $2.9 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease. In addition, we have an option to extend the lease for one additional period of five years at the end of the term of the lease and will receive a one-time refurbishment allowance from the landlord if the option to renew is exercised.

In March 2019, we entered into an amendment to the lease agreement for our Salt Lake City, Utah, office to expand our office space to a total of 41,813 square feet from 28,915 square feet. The lease term for the expanded office space commenced on May 1, 2019. The term of the lease for the original and expanded office space was also extended to terminate on the last day of the month that is 84 months after the commencement date of the expanded space. As of December 31, 2019, future minimum payments are expected to be $8.7 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In April 2018, we entered into a lease agreement to lease approximately 32,492 square feet of office space located in Santa Clara, California. We entered into this lease agreement as a result of the expiration of one of our leases in Mountain View, California on December 31, 2018. The term of the lease is approximately 10.3 years, commencing on October 1, 2018 and ending on an estimated date of February 28, 2029. In August 2019, we entered into an amendment to the lease agreement for our Santa Clara, California, office to expand our office space to a total of 45,657 square feet from 32,492 square feet. In connection with this lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.3 million. As of December 31, 2019, future minimum payments are expected to be $16.1 million over the remaining term of 9 years plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

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
In March 2018, we entered into an agreement to lease 26,878 square feet of office space in Austin, Texas. The term of this lease agreement is 90 months, commencing in September 2018 and ending in May 2026. As of December 31, 2019, future minimum payments are expected to be $4.1 million over the remaining term of the lease plus our proportionate share of certain operating expenses, insurance costs and taxes for each calendar year during the lease.

In connection with the Austin, Texas office lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.6 million, which may be reduced on the third and subsequent anniversaries of the commencement date, subject to our compliance with the applicable conditions to such reductions set forth in the lease.

In March 2012, we entered into an agreement to lease 18,272 square feet of office space in Mountain View, California. In connection with this lease agreement, we entered into a financial guarantee consisting of a standby letter of credit for $0.1 million. As of December 31, 2019, our future minimum payments are expected to be $2.8 million over the remaining term of 3.6 years. We entered into an agreement to sublease this office space to a third party, which commenced in late December 2018. We recorded $1.1 million sublease income during the year ended December 31, 2019.

In March 2018, we renewed our agreement to lease approximately 1,413 square feet of office space in Washington, DC. The lease commenced in November 2018 and is for a term of 5.4 years. As of December 31, 2019, future minimum payments are $0.3 million.

Total rent expense under all operating leases was approximately $7.3 million, $5.3 million, and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Debt

On September 17, 2018, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Credit Agreement”). The Credit Agreement provides for a $40.0 million secured asset-backed revolving credit facility with a $5.0 million letter of credit sub-facility.
On December 20, 2019, we amended our revolving credit facility agreement with RBC (the “Amendment”) and increased the borrowing amount from $40.0 to $75.0 million. The maturity date has been extended to December 20, 2022.
The borrowing base under the Credit Agreement is comprised of an amount equal to (a) the lesser of (i) eighty percent (80%) of Eligible Commissions Receivables (as defined in the Credit Agreement) we actually collected by during the immediately preceding period of three months or (ii) eighty percent 80%) of our Eligible Commission Receivables for the immediately succeeding period of three months, plus (b) fifty percent (50%) of our Eligible Commission Receivables for the immediately succeeding period of six months (excluding the immediately succeeding period of three months), in each case subject to reserves established by RBC (the “Borrowing Base”). The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. The Borrowers have the right to prepay the loans under the Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.
Amounts not borrowed under the Credit Agreement will be subject to a commitment fee of 0.5% per annum on the daily unused portion of the credit facility, to be paid in arrears on the first business day of each calendar quarter. At the closing of the Credit Agreement, we paid a one-time facility fee of 1.75% of the total commitments of $40.0 million. We also paid a one-time closing fee of 0.5% of the new commitment of $75.0 million in connection with the Amendment. The Company is also obligated to pay other customary administration fees for a credit facility of this size and type.
The availability under the credit facility was up to the lesser of $40.0 million or the Borrowing Base in the original credit agreement. The Amendment increased the availability up to the lesser of $75.0 million or the Borrowing Base, which may be reduced from time to time pursuant to the Credit Agreement.
Financial covenants in the original Credit Agreement required that we maintain Excess Availability (as defined in the Credit Agreement) at or above $6.0 million at any time. The Amendment also changed the financial covenants to require us to maintain at least $6.0 million of Excess Availability at all times or, if greater, up to $11.3 million depending on our borrowing base as determined by eligible past and future commission receivables. In addition, the Amendment also included changes in the payment conditions to, among other things, require us to have at least $10.0 million of liquidity or, if greater, up to $18.8 million depending on our borrowing base as determined by eligible past and future commission receivables, in order for us to make certain permitted acquisitions, investments, distributions and payments of indebtedness. The Amendment also stated the seasonal amount thresholds used in connection with the cash dominion and field examination covenants in the Credit Agreement.
We incurred $1.2 million of issuance costs in connection with the Credit Agreement, which were capitalized as part of Other assets on our Consolidated Balance Sheet as of December 31, 2018 and 2019. The Amendment did not change the interest rate. In connection with this Amendment, we incurred closing costs totaling $0.5 million, which was capitalized and recorded as Other assets on our Consolidated Balance Sheet as of December 31, 2019. The remaining balance of unamortized issuance costs was $1.1 million as of December 31, 2019.
As of December 31, 2018, we had $5.0 million outstanding principal amount under our revolving credit facility, which was repaid in full in January 2019. As of December 31, 2019, there were no outstanding amounts under this revolving credit facility and we were in compliance with all covenant requirements.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes

The components of our income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$82,391	$2,458	$(9,242)
Foreign	1,108	848	972
Income (loss) before provision (benefit) for income taxes	$83,499	$3,306	$(8,270)

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$5	$(275)
State	75	48	(1,433)
Foreign	326	213	179
Total current	401	266	(1,529)
Deferred:
Federal	13,594	165	(28,161)
State	2,635	2,648	(3,992)
Foreign	(18)	(14)	(14)
Total deferred	16,211	2,799	(32,167)
Provision (benefit) for income taxes	$16,612	$3,065	$(33,696)

In 2019, we had worldwide consolidated income before tax of $83.5 million, and tax expense of $16.6 million, with an annual effective tax rate of 19.9%.

The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.6	(7.2)	31.7
Stock-based compensation shortfalls (windfalls), net	(7.0)	(29.4)	1.9
Non-deductible stock-based compensation	2.5	21.6	(9.7)
Non-deductible lobbying expenses	1.0	15.2	(9.1)
Research and development credits	(0.9)	(17.1)	(1.5)
Changes in valuation allowance	—	72.8	—
Tax reform - tax rate change	—	—	355.9
Foreign income tax and income inclusion	0.1	6.8	2.7
Non-deductible parking expense	0.2	3.1	—
Other permanent differences	0.4	5.9	0.7
Effective tax rate	19.9%	92.7%	407.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with operating losses and tax credit carryforwards.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising our deferred taxes as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses	$60,023	$22,181
Accruals and reserves	4,143	3,370
Operating lease liabilities	9,471	—
Intangible assets	6,306	2,269
Tax credits	5,818	4,508
Stock-based compensation	2,835	2,388
Fixed assets	203	61
Other	187	250
Total deferred tax assets	88,986	35,027
Valuation allowance	(2,407)	(2,407)
Total deferred tax assets net of valuation allowance	86,579	32,620
Deferred tax liabilities:
Commissions receivable	(141,566)	(80,289)
Right-of-use assets	(8,879)	—
Total deferred tax liabilities	$(150,445)	$(80,289)
Net deferred tax liabilities	$(63,866)	$(47,669)

Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. During the year ended December 31, 2018, a partial valuation allowance of $2.4 million was recorded against certain state net operating losses expected to expire unutilized. The valuation allowance was recorded as a result of increased uncertainty regarding our future taxable income and a lack of sources of other taxable income to realize those net operating losses. The changes of our valuation allowance is summarized as follows (in thousands):

Deferred Tax Assets - Valuation Allowance	Balance at beginning of year	Provision for income taxes	Balance at end of year
Year Ended December 31, 2019	$2,407	$—	$2,407
Year Ended December 31, 2018	$—	$2,407	$2,407
Year Ended December 31, 2017	$—	$—	$—

We had net operating loss carryforwards as of December 31, 2019 of approximately $238.3 million and $168.1 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2034 and 2021, respectively. As of December 31, 2019, we had tax credit carry forwards of approximately $5.2 million and $6.1 million for federal income tax and state income tax purposes, respectively. The federal tax credit carryforwards begin expiring in 2021. The state tax credits carry forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of December 31, 2016	$5,253
Decrease based on tax positions related to the prior year	(862)
Lapse of statute of limitations	(1,637)
Additions based on tax positions related to the current year	342
Balance as of December 31, 2017	3,096
Increase based on tax positions related to the prior year	579
Lapse of statute of limitations	(5)
Additions based on tax positions related to the current year	70
Balance as of December 31, 2018	3,740
Additions based on tax positions related to the current year	969
Balance as of December 31, 2019	$4,709

As of December 31, 2019, the total amount of gross unrecognized tax benefits was $4.7 million, of which $4.2 million, if recognized, would affect our effective tax rate. As of December 31, 2018, the total amount of gross unrecognized tax benefits was $3.7 million, of which $3.3 million, if recognized, would affect our effective tax rate.

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2019, the amount accrued for estimated interest related to uncertain tax positions was immaterial. We did not record an accrual for penalties.

Included in the balance of income tax liabilities and accrued interest as of December 31, 2019 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions and income tax exams will close within the next twelve months.

We are subject to taxation in various jurisdictions, including federal, state and foreign. Our federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2007 due to our net operating losses.

EHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2019 and 2018 is as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*	Year
Revenue	$68,773	$65,767	$69,913	$301,748	$506,201
Income (loss) from operations	(9,183)	(12,311)	(20,241)	123,144	81,409
Net income (loss)	(5,159)	(5,754)	(11,024)	88,824	66,887
Net income (loss) per share:
Basic	$(0.24)	$(0.25)	$(0.47)	$3.74	$2.90
Diluted	$(0.24)	$(0.25)	$(0.47)	$3.58	$2.73

For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$43,070	$32,657	$40,751	$134,917	$251,395
Income (loss) from operations	(6,720)	(16,920)	(15,454)	41,645	2,551
Net income (loss)	(4,845)	(12,014)	(8,972)	26,072	241
Net income (loss) per share:
Basic	$(0.26)	$(0.63)	$(0.47)	$1.32	$0.01
Diluted	$(0.26)	$(0.63)	$(0.47)	$1.25	$0.01

_______
* See Note 2 – Revenue for details regarding the change in estimate in the fourth quarter of 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2019, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting
We have audited eHealth, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, eHealth, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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
March 2, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2019.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2019.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2019.

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
March 2, 2020
eHealth, Inc.

/s/ SCOTT N. FLANDERS	/s/ DEREK N. YUNG
Scott N. Flanders Chief Executive Officer	Derek N. Yung Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2020.

Signature	Title

/s/ SCOTT N. FLANDERS	Chief Executive Officer (Principal Executive Officer) and Director
Scott N. Flanders

/s/ DEREK N. YUNG	Chief Financial Officer
Derek N. Yung	(Principal Financial and Accounting Officer)

/s/ ANDREA BRIMMER	Director
Andrea Brimmer

/s/ BETH A. BROOKE	Director
Beth A. Brooke

/s/ MICHAEL D. GOLDBERG	Director
Michael D. Goldberg

/s/ RANDALL S. LIVINGSTON	Director
Randall S. Livingston

/s/ JACK L. OLIVER III	Director
Jack L. Oliver III

/s/ DALE B. WOLF	Director
Dale B. Wolf

EXHIBIT INDEX

Exhibit Number			Incorporation by Reference Herein
		Description of Exhibit	Form	Date
2.1
Purchase Agreement dated January 16, 2018 by and among eHealth, Inc., Wealth, Health and Life Advisors, LLC (d/b/a GoMedigap), WHL Advisors, Inc., Qavah Ventures, LLC, Richard Cantu, Kevin Walbrick, and Kevin Walbrick as the exclusive member representative thereunder
			Current Report on Form 8-K (File No. 001-33071)	January 16, 2018
3.1		Amended and Restated Certificate of Incorporation of the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8‑K (File No. 001-33071)	November 17, 2008
4.1		Form of the Registrant’s Common Stock Certificate	Registration Statement on Form S-l, as amended (File No. 333-133526)	June 28, 2006
4.2	†	Description of Capital Stock
10.1*		Form of Indemnification Agreement entered into between the Registrant and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.2*		Employment Agreement, dated May 31, 2016, between Scott N. Flanders and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.3*		Employment Agreement, dated July 11, 2016, between David Francis and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.4*		Form of Severance Letter with Robert Hurley	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.5*		Letter Agreement, dated November 17, 2005, between Jack L. Oliver III and the Registrant	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.6*		Employment Agreement, dated June 4, 2018, between Derek Yung and eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 7, 2018
10.7
Credit Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.7.1
Amendment No. 1 to Credit Agreement, dated October 16, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2019
10.7.2
Amendment No. 2 to Credit Agreement, dated July 2, 2019, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2019
10.7.3
Amendment No. 3 to Credit Agreement, dated December 20, 2019, by and among eHealth, Inc., eHealthInsurance Services, Inc., Wealth, Health and Life Advisors, LLC, PlanPrescriber, Inc., Royal Bank of Canada and other lenders identified therein
			Current Report on Form 8-K (File No. 001-33071)	December 26, 2019
10.8		Security Agreement, dated September 17, 2018, by and among eHealth, Inc., eHealthInsurance Services, Inc., PlanPrescriber, Inc., Wealth, Health and Life Advisors, LLC, and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.9		Guaranty, dated September 17, 2018, by and between PlanPrescriber, Inc. and Royal Bank of Canada	Current Report on Form 8-K (File No. 001-33071)	September 19, 2018
10.10		Lease Agreement, dated March 29, 2018, between Ascentris-116b, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 2, 2018
10.11		Lease Agreement, dated April 25, 2018, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 30, 2018
10.11.1		First Amendment to Lease, dated August 19, 2019, between Augustine Bowers LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 21, 2019
10.12		Lease Agreement, dated May 2004, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust, as amended	Registration Statement on Form S-l, as amended(File No. 333-133526)	April 25, 2006
10.12.1		First Amendment to Lease Agreement, effective as of May 15, 2009, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	May 21, 2009
10.12.2		Second Amendment to Lease Agreement, effective as of August 5, 2010 between eHealth Insurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Current Report on Form 8‑K (File No. 001-33071)	August 18, 2010

10.12.3	Third Amendment to Lease Agreement, effective as of July 8, 2011, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Generations Trust	Current Report on Form 8-K (File No. 001-33071)	July 12, 2011
10.12.4	Fourth Amendment to Lease Agreement, effective as of July 13, 2018, between eHealthInsurance Services, Inc. and Brian Avery, Trustee of the 1983 Avery Investments Trust	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2018
10.13	Standard Lease Agreement, dated June 10, 2004, between eHealthInsurance Services, Inc. and Gold Pointe E LLC, as amended	Registration Statement on Form S-l, as amended (File No. 333-133526)	April 25, 2006
10.13.1	Fourth Amendment to Standard Lease Agreement (Office), effective as of November 6, 2007, between eHealthInsurance Services, Inc. and Carlsen Investments, LLC	Current Report on Form 8-K (File No. 001-33071)	November 7, 2007
10.13.2	Sixth Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 29, 2012, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 31, 2012
10.13.3	Seventh Amendment to Lease and Acknowledgment to Standard Lease Agreement, dated August 6, 2014, between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2014
10.13.4	Eighth Amendment to Standard Lease Agreement (Officer) and Partial Termination of Lease dated June 23, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 28, 2016
10.13.5	Ninth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) dated August 17, 2016 between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2016
10.13.6	Tenth Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	April 12, 2019
10.13.7	Eleventh Amendment to Lease and Acknowledgment to Standard Lease Agreement (Office) between Carlsen Investments, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	February 4, 2020
10.14.1	Office Lease Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.14.2	Property Management Service Contract, effective as of September 1, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.14.3	Office Lease Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.14.4	Property Management Service Contract, effective as of September 15, 2019, between eHealth China (Xiamen) Technology Co., Ltd and Xiamen Software Industry Investment & Development Co. Ltd.	Current Report on Form 8-K (File No. 001-33071)	September 6, 2019
10.15	Lease Agreement, dated March 23, 2012, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 27, 2012
10.15.1	First Amendment to Lease Agreement, effective as of May 28, 2013, between 340 Middlefield, LLC and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	May 29, 2013
10.15.2	Sublease, dated November 2, 2018, between JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.15.3	Consent to Sublease, dated November 27, 2018, by and among 340 Middlefield, LLC, JJ Lake Corporation and eHealth, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 30, 2018
10.16	Office Lease, dated May 7, 2012, between Lake Pointe Three, LC, and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 9, 2012
10.16.1	Subordination, Non-Disturbance and Attornment Agreement dated as September 14, 2016 by and among Deutsche Bank, AG, SLC Lake Pointe Equities LLC and eHealthInsurance Services, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	November 8, 2016
10.16.2	Amendment No. 1 to Lease, dated August 17, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	August 22, 2017
10.16.3	Amendment No. 2 to Lease, dated December 12, 2017, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
10.16.4	Amendment No. 3 to Lease, dated March 20, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	March 26, 2019
10.16.5	Amendment No. 4 to Lease, dated November 19, 2019, between SLC Lake Pointe SPE LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	November 19, 2019
10.17	Sublease Agreement, dated June 3, 2019, between Home Point Financial Corporation and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019

10.17.1		Office Lease, dated June 3, 2019, between Precedent Lakeside Acquisitions, LLC and eHealthInsurance Services, Inc.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.17.2		Consent to Sublease, dated June 3, 2019, between Home Point Financial Corporation, eHealthInsurance Services, Inc. and Precedent Lakeside Acquisitions, LLC.	Current Report on Form 8-K (File No. 001-33071)	June 7, 2019
10.18*		Executive Bonus Plan	Quarterly Report on Form 10-Q (File No. 001-33071)	November 7, 2017
10.19*		eHealth, Inc. Performance Bonus Plan	Definitive Proxy Statement on Schedule 14A (File No. 001-33071)	April 28, 2014
10.20*		2006 Equity Incentive Plan of the Registrant, as amended and restated June 15, 2010	Current Report on Form 8‑K (File No. 001-33071)	June 21, 2010
10.20.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.20.2*		Form of Notice of Stock Option Grant and Stock Option Agreement (Initial Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.20.3*		Form of Notice of Stock Option Grant and Stock Option Agreement (Annual Director Grant) under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.20.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 21, 2007
10.20.5*		Form of Notice of Initial Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.20.6*		Form of Notice of Annual Outside Director Stock Unit Grant Under the 2006 Equity Incentive Plan of the Registrant	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.20.7*		Form of Outside Director Stock Unit Agreement	Annual Report on Form 10-K (File No. 001-33071)	March 13, 2009
10.20.8*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 6, 2011
10.20.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2006 Equity Incentive Plan of the Registrant	Quarterly Report on Form 10-Q (File No. 001-33071)	May 7, 2013
10.21.0*		Amended and Restated 2014 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-33071)	June 14, 2019
10.21.1*		Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.21.2*		Form of Notice of Stock Unit Grant and Stock Unit Agreement under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.21.3*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Initial Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.21.4*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Annual Director Grant) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.21.5		Form of Notice of Stock Option Grant and Stock Option Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.21.6		Form of Notice of Stock Unit Grant and Stock Unit Agreement (People’s Republic of China) under the 2014 Equity Incentive Plan of the Registrant	Registration Statement on Form S-8 (File No. 333-196675)	June 11, 2014
10.21.7*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of the Registration	Current Report on Form 8-K (File No. 001-33071)	March 23, 2015
10.21.8*		Form of Notice of Stock Option Grant and Stock Option Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.21.9*		Form of Notice of Stock Unit Grant and Stock Unit Agreement (Performance-Based Vesting) under the 2014 Equity Incentive Plan of eHealth, Inc.	Quarterly Report on Form 10-Q (File No. 001-33071)	August 8, 2016
10.22*		Form of Deferral Election Form for Newly Eligible Individual with Existing Awards	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.22.1*		Form of Deferral Election Form for Eligible Individual for Award to be Granted in the Next Calendar Year	Quarterly Report on Form 10-Q (File No. 001-33071)	November 6, 2015
10.23		Employment Agreement, dated as of February 20, 2020, between eHealthInsurance Services, Inc. and Robert Hurley.	Current Report on Form 8-K (File No. 001-33071)	February 21, 2020
21.1		List of Subsidiaries	Annual Report on Form 10-K (File No. 001-33071)	March 19, 2018
23.1	†	Consent of Independent Registered Public Accounting Firm

31.1	†
Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Certification of Scott N. Flanders, Chief Executive Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Derek N. Yung, Chief Financial Officer of eHealth, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL

†    Filed herewith.
‡    Furnished herewith.
*    Indicates a management contract or compensatory plan or arrangement.